Form 10-Q
period 2016-09-30
ZEV VENTURES INC.
filed 2016-11-21
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                       to

Commission file number 333-205271

Zev Ventures, Inc.
(Exact name of registrant as specified in its charter)

Nevada	38-3926700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500C Grand St., Apartment 3G, New York NY	10002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(631) 418-7044

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of September 30, 2016, the Registrant has 2,000,000 shares of common stock outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZEV VENTURES, INC.

INTERIM FINANCIAL STATEMENTS

(unaudited)

for the nine months ended September 30, 2016

 1

ZEV VENTURES, INC

BALANCE SHEETS

(in US Dollars)

	September 30, 2016 (unaudited)	December 31, 2015
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	6,447	5,174
Inventory	7,205	2,866

TOTAL ASSETS	13,652	8,040

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
Account payable and accrued expenses	2,526	2,000
Loan from related party	50,503	26,303

Total liabilities	53,029	28,303

Stockholder's deficit
Common stock, $0.0001 par value; 75,000,000 shares authorized; 3,000,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015	300	300
Accumulated deficit	(39,677)	(20,563)

Total Stockholder's deficit	(39,377)	(20,263)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	13,652	8,040

The accompanying notes are an integral part of these financial statements.

ZEV VENTURES, INC

STATEMENT OF OPERATIONS

(in US Dollars)

(Unaudited)

	Three Months period Ended September 30,		Nine Months period Ended September 30,
	2016	2015	2016	2015

Revenue	2,094	628	3,694	2,330
Cost of sales	(3,211)	(896)	(7,653)	(3,557)
	(1,117)	(268)	(3,959)	(1,227)

General and administrative:-
Professional fees
- Auditors’ fees	2,000	2,000	12,000	5,500
- Legal fees	-	-	750	6,000
Filing fees	689	2,029	2,377	2,041
Other costs	-	18	28	105
Total operating expenses	(2,689)	(4,047)	(15,155)	(13,646)

Net loss	(3,806)	(4,315)	(19,114)	(14,873)

Net loss per common share - basic and diluted:

Net loss per share attributable to common stockholders	-	-	-	-

Weighted-average number of common shares outstanding	3,000,000	3,000,000	3,000,000	3,000,000

The accompanying notes are an integral part of these financial statements.

ZEV VENTURES, INC

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
	$	$
Cash Flows from Operating Activities

Net loss	(19,114)	(14,872)

Changes in operating assets and liabilities
Inventory	(4,339)	(2,903)
Account payable and accrued expenses	526	2,000
	(3,813)	(903)

Net cash (used)/earned by operating activities	(22,927)	(15,775)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-
Loan from related party	24,200	19,164
Net cash earned from financing activities	24,200	19,164

Decrease in cash and cash equivalents	1,273	3,389

Cash and cash equivalents at beginning of the period	5,174	1,500

Cash and cash equivalents at end of the period	6,447	4,889

The accompanying notes are an integral part of these financial statements.

ZEV VENTURES, INC

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Zev Ventures Inc. (the “Company”) is a Nevada Corporation, incorporated under the laws of the State of Nevada on December 22, 2014. The Company's business plan involves purchasing tickets online for popular sport's events and reselling them through online marketplaces.

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

These financial statements are presented in US dollars.

Fiscal Year End

The Corporation has adopted a fiscal year end of December 31.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2016, and for the period then ended, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2016, and the results of its operations and its cash flows for three and nine month period ended September 30, 2016. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2016. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2016, for additional information, including significant accounting policies.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30, 2016 the Company has a deficit from operations of $39,677 and has not earned sufficient revenues to cover operating costs and has a working capital deficit of $39,377. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and cash equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.

Inventory

The Company purchases online tickets to sporting events that are held as inventory. Inventories are presented at the lower of cost or net realizable value and are expensed through cost of sales when sold. The company plans to utilize the specific identification method of accounting for inventory since each ticket is identifiable by a unique ticket number and is easy to track from purchase up to sale. As at September 30, 2016 the Company has $7,205 in inventories.

Property, plant and equipment

The Company does not own any property, plant and equipment.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the financial year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Revenue Recognition

The Company recognizes revenue when all of the following have occurred: persuasive evidence of an agreement with the customer exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability of the selling price is reasonably assured.

The Company recognizes revenue when the online sale has been processed as delivery has occurred, the selling price has been determined and proceeds have been collected.

Cost of Sales

Cost of sales consists of the cost of merchandise sold to customers.

Income Taxes

Income taxes are accounted for in accordance with ASC Topic 740, "Income Taxes." Under the asset and liability method, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences). Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Earnings per Share

The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As September 30, 2016, the Company had no potentially dilutive shares.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

- Level 1: Quoted prices in active markets for identical instruments;

- Level 2: Other significant observable inputs (including quoted prices in active markets for similar instruments);

- Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

Recently Adopted Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11 "Simplifying the Measurement of Inventory"; guidance which requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Previous guidance required inventory to be measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. There were various other updates recently issued, none of which are expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 – LOAN FROM RELATED PARTY

	September 30,	December 31,
	2016 (unaudited)	2015
	$	$

Loan from related party	50,503	26,303

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand.

NOTE 4 – STOCKHOLDER’S DEFICIT

Common Stock

On December 22, 2014, the Company issued 3,000,000 shares of common stock to the director of the Company at a price of $0.0001 per share, for $300 cash.

NOTE 5 – INCOME TAXES

The benefit for income taxes for the periods ended September 30, 2016 and December 31, 2015 differ from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

The components of these differences are as follows:

	September 30,	September 30,
	2016	2015
	(Unaudited)	(Unaudited)
	$	$
Net tax loss carry-forwards	(19,114)	(14,873)
Statutory rate	15%	15%
Expected tax recovery	(2,867)	(2,231)
Change in valuation allowance	2,867	2,231
Income tax provision	-	-

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
	$	$
Components of deferred tax assets:
Non capital tax loss carry forwards	5,951	3,084
Less: valuation allowance	(5,951)	(3,084)
Net deferred tax asset	-	-

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of September 30, 2016 the Company had approximately $39,677 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2036.

NOTE 6 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following entities have been identified as related parties:

Zev Turetsky	Director and greater than 10% stockholder

The following transactions were carried out with related parties:

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
	$	$
Balance sheet:
Loan from related party	50,503	26,303

From time to time, the president and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “will,” “should” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-Q. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this Quarterly Report, the terms “we,” “us,” “Company,” “our” and “Spirit” mean Zev Ventures, Inc., unless otherwise indicated.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN.

Results of Operations

Our results of operations are presented below:

Results of Operations for the Three and Nine Months Ended September 30, 2016.

Revenue for the three and nine months ended September 30, 2016 was $2,094 and $3,694.

Total Operating expenses for the three and nine months ended September 30, 2016 was $2,689 and $15,155.

Liquidity and Capital Resources

As of September 30, 2016 we had $6,447 in cash and $13,652 in total assets, and $53,029 in total liabilities as compared to $5,174 in cash, and $8,040 in total assets, and $28,303 in total liabilities as of December 31, 2015.

We are dependent on our revenues for cash flow, as we have minimized cash flow requirements through equity or debt financing.  However, as we intend to expand operations, it is likely that we will require cash flow from financing in the future which could affect our ability to become cash flow positive.

For the nine months ending September 30, 2016 net cash of $(22,927) was provided by operating activities, compared to net cash of $(15,775) provided by operating activities for the nine months ending September 30, 2015.

During the nine months ending September 30, 2016, net cash of $24,200 was provided by financing activities compared to net cash of $19,164 for the nine months ending September 30, 2015.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

2

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Zev Turetsky our President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2016. Based upon, and as of the date of this evaluation, Zev Turetsky determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2016, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

3

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form S-1 filed with the SEC on December 29, 2014)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form S-1 filed with the SEC on December 29, 2014)

31.1	Certification of the Chief Executive and Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act

32.1	Certification of the Chief Executive and Financial Officer required under Section 1350 of the Exchange Act

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Schema

101 CAL	XBRL Taxonomy Extension Calculation Linkbase

101 DEF	XBRL Taxonomy Extension Definition Linkbase

101 LAB	XBRL Taxonomy Extension Label Linkbase

101 PRE	XBRL Taxonomy Extension Presentation Linkbase

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zev Ventures, Inc.

Date: November 21st, 2016	By: /s/ Zev Turetsky
Name: Zev Turetsky
Title: President

5