Form 10-K
period 2016-12-31
ZEV VENTURES INC.
filed 2017-03-30
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-205271

Zev Ventures, Inc.
(Exact name of registrant as specified in its charter)

Nevada	47-2615102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500C Grand St. Apartment 3G, New York, NY	10002
(Address of principal executive offices)	(Zip Code)

(631) 418-7044

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

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

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

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

☐ Yes ☒ No

As of December 31, 2016 the Registrant has 2,000,000 shares of common stock outstanding.

i

PART I

ITEM 1. BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this Annual Report, the terms "we," "us," “Company,” "our" and "Zev Ventures, Inc." mean Zev Ventures, Inc., unless otherwise indicated.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN.

In their audit report dated March 27, 2017 our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to us, we believe that if we do not raise additional capital, we may be required to suspend or cease the implementation of our business plan. See the Audited Financial Statements - Auditors Report". Because our auditor has issued an opinion that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult to attract investors.

Corporate Information

Zev Ventures, Inc. (“Zev Ventures, Inc.” or the “Company”) was incorporated in the State of Nevada on December 22, 2014, and our fiscal year end is December 31. The Company’s administrative address is 500C Grand St. Apartment 3G New York NY, 10002. Our telephone number is (631) 418-7044.

Zev Ventures, Inc. has begun generating revenues and continues to grow our inventory, however, our ability to fully implement our business plan requires us to raise additional funds for marketing and inventory.

Zev Ventures, Inc. has never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding. The Company, its directors, officers, affiliates and promoters, have not and do not intend to enter into negotiations or discussions with representatives or owners of any other businesses or companies regarding the possibility of an acquisition or merger.

The Company purchases sporting events and concert tickets in bulk directly from ticket vendors such as Ticketmaster and directly from the sports franchises and sports associations. The Company intends to focus on tickets offered by the following sports leagues: Major League Baseball (“MLB”), the National Basketball Association (“NBA”), the National Hockey League (“NHL”), and the National Football League (“NFL”). Teams in these leagues sell their tickets for below market price in order to insure games are sold out and to maintain customer loyalty. We intend to capitalize on this market inefficiency by reselling tickets purchased from primary vendors at the price actually commanded by the market on StubHub, a ticket resale marketplace.

Buying tickets on the primary market in bulk and months in advance of a given sporting event will permit us to resell those tickets on the secondary market at a 5-20% markup. For tickets to events in unusually high demand, such as playoff games or late-season games with potential playoff implications, the markup can be as high as 30-100%.

Our ability to profit on the resale of tickets depends highly on an event’s ability to sell out. Sold out events eliminate primary market vendors from our competition and decrease the supply of tickets, thus increasing our profits. Our ability to see real growth requires additional funding to ensure we have the ability to buy as many tickets as possible. If we focus on simply one team, we will not be able to ensure at least some playoff tickets.

Products

The Company currently has no new publicly announced products

Competition

Barrier to entry in the industry is extremely low and there are many competitors. Before we launch our own website for the purpose of selling our tickets, our primary competition will be other ticket resellers on StubHub. Once we successfully launch our website, our competition will consist of companies such as StubHub, Ticketliquidator.com, Ticketnetwork.com, Ticketsnow.com, and Vividseats.com.

For events that fail to sell out, we will also compete with primary ticket vendors, such as TicketMaster.

As a small company compared to some of our competitors, they have significantly greater financial and marketing resources. They may have a greater advantage to negotiate higher commissions because of their more recognizable brand. There are no assurances that our efforts to compete in the marketplace will be successful.

Employees

Zev Ventures, Inc. has no employees. Our officer and director is donating his time to the development of the company, and intends to do whatever work is necessary in order to bring us to the point of greater revenues. We have no other employees, and do not foresee hiring any additional employees in the near future. Our officer and director will also be responsible for designing and developing our website and auction system, and managing our Internet Marketing efforts.

Patents, Copyrights and Trademarks

There are no aspects of our business plan that require a patent, trademark, or product license.

Government Regulation

We are not currently subject to direct federal, state, or local regulation other than the requirement to have a business license for the area in which we conduct business.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 500C Grand St. Apartment 3G New York NY, 10002.

ITEM 3. LEGAL PROCEEDINGS

The company is not a party to any legal proceedings.

ITEM 4. MINE SAFTEY DISCLOSURES

Not applicable to our operations.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

No public market currently exists for shares of our common stock. Following completion of this offering, we intend to apply to have our common stock listed for quotation on the OTCMarkets QB or Pinksheet markets.

Number of Holders

As of March 28, 2017, the Company has 2,000,000 shares of common stock issued and outstanding and no shares of the preferred.

Dividends

It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Securities authorized for issuance under equity compensation plans

We have no compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of securities without registration since inception. No such sales involved the use of an underwriter; no advertising or public solicitation was involved; the securities bear a restrictive legend; and no commissions were paid in connection with the sale of any securities.

On December 22, 2014 the Company issued 3,000,000 shares of common stock to Mr. Turetsky for cash at $0.0001 per share for a total of $300.00.

These securities were issued in reliance upon the exemption contained in Section 4(2) of Securities Act of 1933.  These securities were issued to the founders of the Company and bear a restrictive legend. No written agreement was entered into regarding the sale of stock to the Company's founders.

Use of Proceeds of Registered Securities.

If the maximum amount of funds are raised, we intend to fund our operations and then implement our business plan. If we sell 15% or less of our shares under the Offering, we will have to seek out additional capital from alternate sources to pay our existing liabilities and execute our business plan. If such funds are not available, our business would likely fail and any investment would be lost. No assurance can be given that the net proceeds from the total number of shares offered hereby or any lesser net amount will be sufficient to accomplish our goals.

Purchases of Equity Securities.

None.

Transfer Agent

We currently do not have a stock transfer agent. The Company has identified several agents to retain that will facilitate the processing of the certificates upon closing of the offering.

ITEM 6. SELECTED FINANCIAL DATA

The following financial information summarizes the more complete historical financial information at the end of this Prospectus.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included in this Report beginning on page F-1. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Significant Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of intangible assets and investments, share-based payments, income taxes and litigation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We believe that the following significant accounting policies and assumptions may involve a higher degree of judgment and complexity than others.

Emerging Growth Company

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and
•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Results of Operations

Our results of operations are presented below:

Results of Operations for the Twelve Months Ended December 31, 2016 compared to the Twelve Months Ended December 31, 2015.

During the twelve months ended December 31, 2016 we incurred a net loss of $34,580, compared to a net loss of $19,775 during the same period in fiscal December 31, 2015. The increase in our net loss during the year ended December 31, 2016 was primarily due to increased General and Administrative Expenses and operating costs relating to salaries and other general and administrative expenses.

Our total operating expenses for the year ended December 31, 2016 were $27,671, compared to operating expenses of $18,257 during the same period in fiscal December 31, 2015.

Liquidity and Capital Resources

As of December 31, 2016 we had $2,382 in cash and $5,660 in total assets, and $60,503 in total liabilities as compared to $5,174 in cash, and $8,040 in total assets, and $28,303 in total liabilities as of December 31, 2015.

We are dependent on our revenues for cash flow, as we have minimized cash flow requirements through equity or debt financing.  However, as we intend to expand operations, it is likely that we will require cash flow from financing in the future which could affect our ability to become cash flow positive.

For the year ending December 31, 2016 we used net cash of $28,992 in operating activities, compared to net cash used of $20,641 in operating activities during the same period in fiscal December 31, 2015.

During the year ended December 31, 2016, net cash of $26,200 was provided by financing activities compared to net cash of $24,315 during the same period in fiscal December 31, 2015.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Zev Ventures, Inc.

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Zev Ventures, Inc.

We have audited the accompanying balance sheets of Zev Ventures, Inc (“the Company”) as of December 31, 2016 and 2015 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established any source of revenue to cover its operating costs. As of December 31, 2016, the Company does not have sufficient working capital and cash resources to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dov Weinstein & Co. C.P.A. (Isr)

Jerusalem, Israel

March 27, 2017

Zev Ventures, Inc.

BALANCE SHEETS

(in US Dollars)

	December 31, 2016	December 31, 2015
	$	$
ASSETS

Current Assets:
Cash and cash equivalents	2,382	5,174
Account receivable	1,818	-
Inventory	1,460	2,866

TOTAL ASSETS	5,660	8,040

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
Account payable and accrued expenses	8,000	2,000
Loan from related party	52,503	26,303

Total liabilities	60,503	28,303

Stockholder's deficit
Common stock, $0.0001 par value; 75,000,000 shares authorized; 3,000,000 shares issued and outstanding as of December 31, 2016 and 2015	300	300
Accumulated deficit	(55,143)	(20,563)

Total Stockholder's deficit	(54,843)	(20,263)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	5,660	8,040

The accompanying notes are an integral part of these interim financial statements.

Zev Ventures, Inc.

STATEMENTS OF OPERATIONS

(in US Dollars)

	Year ended December 31, 2016	Year ended December 31, 2015

Revenue	5,512	3,891
Cost of sales	(12,422)	(5,409)
	(6,910)	(1,518)

General and administrative:-
Professional fees
- Auditors’ fees	20,000	9,500
- Legal fees	2,250	6,000
Filing fees	5,356	2,558
Miscellaneous fees	43	59
Other costs	21	140
Total operating expenses	(27,671)	(18,257)

Net loss	(34,580)	(19,775)

Net loss per common share - basic and diluted:

Net loss per share attributable to common stockholders	(0.01)	(0.01)

Weighted-average number of common shares outstanding	3,000,000	3,000,000

The accompanying notes are an integral part of these interim financial statements

Zev Ventures, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in US Dollars)

	Common stock		Additional	Accumulated	Total stockholders’
	Shares	Amount	paid-in capital	Deficit	Equity
		$	$	$	$

Balance at January 1, 2015	3,000,000	-	-	(788)	(788)

Loss for the year	-	-	-	(19,775)	(19,775)

Balance at December 31, 2015	3,000,000	300	-	(20,563)	(20,263)

Loss for the year	-	-	-	(34,580)	(34,580)

Balance at December 31, 2016	3,000,000	300	-	(55,143)	(54,843)

The accompanying notes are an integral part of these interim financial statements.

Zev Ventures, Inc.

STATEMENTS OF CASH FLOWS

(in US Dollars)

	Year ended December 31, 2016	Year ended December 31, 2015
	$	$
Cash Flows from Operating Activities

Net loss	(34,580)	(19,775)

Changes in operating assets and liabilities
Inventory	1,406	(2,866)
Account receivable	(1,818)	-
Account payable and accrued expenses	6,000	2,000
	(5,588)	(866)

Net cash used by operating activities	(28,992)	(20,641)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Loan from related party	26,200	24,315
Net cash earned from financing activities	26,200	24,315

Increase/ (Decrease) in cash and cash equivalents	(2,792)	3,674

Cash and cash equivalents at beginning of the year	5,174	1,500

Cash and cash equivalents at end of the year	2,382	5,174

The accompanying notes are an integral part of these interim financial statements.

Zev Ventures, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30, 2016 the Company has a deficit from operations of $55,143 and has not earned sufficient revenues to cover operating costs and has a working capital deficit of $54,843. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2017.

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

Inventory

The Company purchases online tickets to sporting events that are held as inventory. Inventories are presented at the lower of cost or net realizable value and are expensed through cost of sales when sold. The company plans to utilize the specific identification method of accounting for inventory since each ticket is identifiable by a unique ticket number and is easy to track from purchase up to sale As at December 31, 2016 the Company has $1,460 in inventories

Property, plant and equipment

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

NOTE 3 – LOAN FROM RELATED PARTY

	December 31,	December 31,
	2016	2015
	$	$

Loan from related party	52,503	26,303

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

The components of these differences are as follows:

	December 31,	December 31,
	2016	2015
	$	$
Net tax loss carry-forwards	(34,580)	(19,775)
Statutory rate	15%	15%
Expected tax recovery	(5,187)	(2,966)
Change in valuation allowance	5,187	2,966
Income tax provision	-	-

	December 31,	December 31,
	2016	2015
	$	$
Components of deferred tax assets:
Non capital tax loss carry forwards	8,271	3,084
Less: valuation allowance	(8,271)	(3,084)
Net deferred tax asset	-	-

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of December 31, 2016 the Company had approximately $55,143 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2036.

NOTE 6 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following entities have been identified as related parties:

Zev Turetsky	Director and greater than 10% stockholder

The following transactions were carried out with related parties:

	December 31,	December 31,
	2016	2015
	$	$
Balance sheet:
Loan from related party	52,503	26,303

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There are no family relationships among our directors and executive officers. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of our officers or directors is a party adverse to us or has a material interest adverse to us. Our Board of Directors is comprised of only one class of director.

The following table and text set forth the names and ages of all directors and executive officers.

Name	Age	Position
Zev Turetsky	26	Chief Executive Officer, Director, Chairman, Chief Financial Officer, Secretary and Treasurer

Zev Turetsky has held the position of Director since December 22, 2014, and the positions of President, CEO, CFO, Secretary, and Treasurer since December 22, 2014. The person named above are expected to hold their offices/positions until the next annual meeting of our stockholders. The officer and director set forth herein is our only officer, director, promoter and control person, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Zev Turetsky, the President and Director of the Company, currently devotes up to 20 hours per week to Company matters. After receiving funding per our business plan, Mr. Turetsky will continue to devote up 30% of his time (20 hours per week) to manage the affairs of the Company.

Involvement in Certain Legal Proceedings

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive officer or director of the corporation is the subject of any pending legal proceedings

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committee of our Board of Directors. As such, our entire Board of Directors acts as our audit committee.

Audit Committee Financial Expert

Our Board of Directors does not currently have any member who qualifies as an audit committee financial expert. We believe that the cost of retaining such a financial expert at this time is prohibitive. Further, because we are a development stage business, we believe the services of an audit committee financial expert are not necessary at this time.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers.

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our sole director has the authority to determine issues concerning management compensation, including his own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our officers or sole director.

Board of Director’s Role in Risk Oversight

The Board of Directors assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive and operational risks. The Board of Directors dedicates time at each of its meetings to review and consider the relevant risks faced at that time. In addition, since the Company does not have an Audit Committee, the Board of Directors is also responsible for the assessment and oversight of the Company’s financial risk exposures.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, require the Company’s executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of common stock and other equity securities of the Company on Form(s) 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that for the fiscal year ended December 31, 2016 all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with and that there were no deficiencies.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for each of the last two completed fiscal years of the Company, the total compensation awarded to, earned by or paid to any person who was a principal executive officer during the preceding fiscal year and every other highest compensated executive officers earning more than $100,000 during the last fiscal year (together, the “Named Executive Officers”).

Summary Compensation Table

Name And Principal Position (a)	Year (b)	Salary (US$) (c)	Bonus (US$) (d)	Stock Awards (US$) (e)*	Option Awards (US$) (f)	Non- Equity Incentive Plan Compensation (US$) (g)	Nonqualified Deferred Compensa- tion Earnings (US$) (h)	All Other Compen- sation (US$) (i)	Total (US$) (j)

Zev Turetsky Chairman,	2015	$0	0	0	0	0	0	0	$0
CEO and President	2016	$0	0	0	0	0	0	0	$0

This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

The following table sets forth information with respect to compensation paid by us to our directors for the fiscal year ended December 31, 2016.

Director Compensation

Name (a)	Fees Earned or Paid in Cash (US$) (b)	Stock Awards (US$) (c)*	Option Awards (US$) (d)	Non-Equity Incentive Plan Compensation (US$) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (US$) (f)	All Other Compensation (US$) (g)	Total (US$) (h)

None	0	0	0	0	0	0	0

All compensation received by our officers and directors has been disclosed. There are no stock option, retirement, pension or profit sharing plans for the benefit of our officers and directors.

Employment Agreements

We have not entered into any employment agreements with any of our officers or directors.  As of the date of this Annual Report we had no employees other than those listed above. All future employment arrangements are subject to the discretion of our Board of Directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Officer Compensation

None.

Director Compensation

We have no plans to begin paying our directors any cash compensation until our business becomes operationally profitable. We may, however, reimburse our directors for any out-of-pocket travel and lodging expenses associated with their attendance of Board meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership as of March 28th, 2017 by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person.

Name of Beneficial Owner	Shares of Common Stock	Percentage of Class (Common)	Shares of Preferred Stock	Percentage of Class (Preferred)

Officers and Directors

Zev Turetsky	3,000,000	100%	-0-	0%
President, CEO, and Director

Five Percent Stockholders

None

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Changes in Control

We are unaware of any contract or other arrangement that could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of the date of this report, we have no independent directors or related transactions.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees.

The aggregate fees billed in each of the fiscal years ended December 31, 2016 and 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K and Form 10-Q, respectively, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $10,000 and $6,000 respectively.

Audit-Related Fees.

For each of the fiscal years ended December 31, 2016 and 2015, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

10

Tax Fees.

None.

All Other Fees.

None.

Pre-Approval Policies and Procedures.

Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report.

Exhibits:

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form S-1 filed with the SEC on December 29, 2014)*

3.2	Bylaws of the Registrant*

31.1	Certification of the Chief Executive and Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act

32.1	Certification of the Chief Executive and Financial Officer required under Section 1350 of the Exchange Act

* filed as the corresponding exhibit to the Form S-1 (Registration No. 333-205271) effective as of October 17, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zev Ventures, Inc.

Date: March 28, 2017	By: /s/ Zev Turetsky
Zev Turetsky
Chief Executive Officer

