Form 10-Q
period 2017-03-31
ZEV VENTURES INC.
filed 2017-05-22
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

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

As of March 31, 2017, the Registrant has 2,000,000 shares of common stock outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZEV VENTURES, INC.

INTERIM FINANCIAL STATEMENTS

(unaudited)

for the nine months ended March 31, 2017

ZEV VENTURES, INC

BALANCE SHEETS

(in US Dollars)

	March 31 2017	December 31, 2016
	(Unaudited)
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	548	2,382
Account receivable	301	1,818
Inventory	5,832	1,460
Total current assets	6,681	5,660

TOTAL ASSETS	6,681	5,660

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	11,375	8,000
Loan from related party	57,553	52,503

Total Liabilities	68,928	60,503

Stockholder’s Equity (Deficit)
Common stock, $0.0001 par value, 75,000,000 shares authorized 3,000,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016	300	300
Accumulated deficit	(62,547)	(55,143)

Total Stockholder's Deficit	(62,247)	(54,843)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	6,681	5,660

The accompanying notes are an integral part of these financial statements.

ZEV VENTURES, INC

STATEMENT OF OPERATIONS

(in US Dollars)

(Unaudited)

	Three months ended March 31,
	2017	2016

Revenue	5,512	741
Cost of sales	(12,422)	(1,124)
	(6,910)	(383)

General and administrative:-
Professional fees
- Auditors’ fees	2,500	2,500
- Legal fees	3,000	3,000
Filing fees	875	-
Miscellaneous fees	36	-
Other costs	105	2
Total operating expenses	(6,516)	(2,752)

Net loss	(7,404)	(3,135)

Net loss per common share - basic and diluted:

Net loss per share attributable to common stockholders	(0.00)	(0.00)

Weighted-average number of common shares outstanding	3,000,000	3,000,000

The accompanying notes are an integral part of these financial statements.

ZEV VENTURES, INC

STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2017	2016
	$	$
Cash Flows from Operating Activities

Net loss	(7,404)	(3,135)

Changes in operating assets and liabilities
Inventory	(4,372)	(1,415)
Account receivable	1,517	-
Account payable and accrued expenses	3,375	2,000
	520	585

Net cash used by operating activities	(6,884)	(2,550)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Loan from related party	5,050	-
Net cash earned from financing activities	5,050	-

Increase/ (Decrease) in cash and cash equivalents	(1,834)	(2,550)

Cash and cash equivalents at beginning of the year	2,382	5,174

Cash and cash equivalents at end of the year	548	2,624

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

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

These financial statements are presented in US dollars.

Fiscal Year End

The Corporation has adopted a fiscal year end of December 31.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2017, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2017, and the results of its operations and its cash flows for the period ended March 31, 2017. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2017. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2016, filed with the SEC, for additional information, including significant accounting policies.

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at March 31, 2017 the Company has a deficit from operations of $62,547 and has not earned sufficient revenues to cover operating costs and has a working capital deficit of $62,247. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2017.

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

Inventory

The Company purchases online tickets to sporting events that are held as inventory. Inventories are presented at the lower of cost or net realizable value and are expensed through cost of sales when sold. The company plans to utilize the specific identification method of accounting for inventory since each ticket is identifiable by a unique ticket number and is easy to track from purchase up to sale. As at March 31, 2017 the Company has $5,832 in inventories.

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

Earnings per Share

The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As March 31, 2017, the Company had no potentially dilutive shares.

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

- Level 2: Other significant observable inputs (including quoted prices in active markets for similar instruments);

- Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

NOTE 3 – LOAN FROM RELATED PARTY

	March 31,	December 31,
	2017	2016
	(Unaudited)
	$	$

Loan from related party	57,553	52,503

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand.

NOTE 4 – STOCKHOLDER’S DEFICIT

Common Stock

On December 22, 2014, the Company issued 3,000,000 shares of common stock to the director of the Company at a price of $0.0001 per share, for $300 cash.

NOTE 5 – INCOME TAXES

The benefit for income taxes for the periods ended March 31, 2017 and December 31, 2016 differ from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

The components of these differences are as follows:

	March 31,	March 31,
	2017	2016
	(Unaudited)
	$	$
Net tax loss carry-forwards	(7,404)	3,135
Statutory rate	15%	15%
Expected tax recovery	1,111	470
Change in valuation allowance	(1,111)	(470)
Income tax provision	-	-

	March 31,	December 31,
	2017	2016
	(Unaudited)
	$	$
Components of deferred tax assets:
Non capital tax loss carry forwards	9,382	8,271
Less: valuation allowance	(9,382)	(8,271)
Net deferred tax asset	-	-

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of March 31, 2017 the Company had approximately $62,547 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2037.

NOTE 6 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following entities have been identified as related parties:

Zev Turetsky Director and greater than 10% stockholder

The following balances exist with related parties:

	March 31,	December 31,
	2017	2016
	(Unaudited)
	$	$

Loan from related party	57,553	52,503

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

As used in this Quarterly Report, the terms “we,” “us,” “Company,” “our” and “Spirit” mean Zev Ventures, Inc., unless otherwise indicated.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN.

Results of Operations

Our results of operations are presented below:

Results of Operations for the three months ended March 31, 2017 and 2016.

Revenue for the three months ended March 31, 2017and 2016 was $5,512 and $741.

Total Operating expenses for the three months ended March 31, 2017and 2016 was $6,516 and $2,752.

Liquidity and Capital Resources

As of March 31, 2017 we had $548 in cash and $6,681 in total assets, and $68,928 in total liabilities as compared to $2,382 in cash, and $5,660 in total assets, and $60,503 in total liabilities as of December 31, 2016.

We are dependent on our revenues for cash flow, as we have minimized cash flow requirements through equity or debt financing.  However, as we intend to expand operations, it is likely that we will require cash flow from financing in the future which could affect our ability to become cash flow positive.

For the three months ending March 31, 2017 net cash of (6,884) was provided by operating activities, compared to net cash of $(2,550) provided by operating activities for the three months ending March 31, 2016.

During the three months ending March 31, 2017, net cash of $5,050 was provided by financing activities compared to net cash of $-0- for the three months ending March 31, 2016.

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

1

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Zev Turetsky our President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2017. Based upon, and as of the date of this evaluation, Zev Turetsky determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

2

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

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zev Ventures, Inc.

Date: May 22, 2017	By: /s/ Zev Turetsky
Name: Zev Turetsky
Title: President

4