Form 10-Q
period 2017-06-30
ZEV VENTURES INC.
filed 2017-08-21
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of June 30, 2017, the Registrant has 3,420,000 shares of common stock outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZEV VENTURES, INC

INTENAL FINANCIAL STATEMENTS

(Unaudited)

For the six months ended June 30, 2017

ZEV VENTURES, INC

BALANCE SHEETS

(in US Dollars)

ASSETS	June 30, 2017 (unaudited)	December 31, 2016
	$	$
Current Assets:
Cash and cash equivalents	21,659	2,382
Accounts receivable	—	1,818
Inventory	3,309	1,460

TOTAL ASSETS	24,968	5,660

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Account payable and accrued expenses	11,000	8,000
Loan from related party	60,053	52,503

Total liabilities	71,053	60,503

Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 75,000,000 shares authorized; 3,420,000 and 3,000,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively.	342	300
Additional paid in capital	20,958	—
Accumulated deficit	(67,385)	(55,143)

Total stockholders’ equity (deficit)	(46,085)	(54,843)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	24,968	5,660

The accompanying notes are an integral part of these interim financial statements.

ZEV VENTURES, INC

STATEMENT OF OPERATIONS

(in US Dollars)

(Unaudited)

	Three Months period Ended June 30,		Six Months period Ended June 30,
	2017	2016	2017	2016

Revenue	1,355	859	1,656	1,600
Cost of sales	(3,301)	(3,317)	(4,490)	(4,441)
	(1,946)	(2,458)	(2,834)	(2,841)

General and administrative:-
Professional fees
- Auditors’ fees	500	8,000	3,000	10,000
- Legal fees	1,500	—	4,500	750
Filing fees	892	1,688	1,767	1,688
Other costs	—	27	141	28
Total operating expenses	(2,892)	(9,715)	(9,408)	(12,466)

Net loss	(4,838)	(12,173)	(12,242)	(15,307)

Net loss per common share - basic and diluted:

Net loss per share attributable to common stockholders	—	—	—	—

Weighted-average number of common shares outstanding	3,000,000	3,000,000	3,000,000	3,000,000

The accompanying notes are an integral part of these interim financial statements.

ZEV VENTURES, INC

STATEMENT OF CASH FLOWS

(Unaudited)

	6 Months Ended June 30, 2017	6 Months Ended June 30, 2016
	$	$
Cash Flows from Operating Activities

Net loss	(12,242)	(15,307)

Changes in operating assets and liabilities
Inventory	(1,849)	118
Accounts receivable	1,818	(845)
Advances to suppliers	—	(2,553)
Account payable and accrued expenses	3,000	526
	2,969	(2,754)

Net cash (used)/earned by operating activities	(9,273)	(18,061)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities	—	—
Proceeds from issuance common stock	21,000	—
Loan from related party	7,550	19,200
Net cash earned from financing activities	28,550	19,200

Decrease in cash and cash equivalents	19,277	1,139

Cash and cash equivalents at beginning of the period	2,382	5,174

Cash and cash equivalents at end of the period	21,659	6,313

The accompanying notes are an integral part of these interim financial statements.

ZEV VENTURES, INC

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Zev Ventures Inc. (the “Company”) is a Nevada Corporation, incorporated under the laws of the State of Nevada on December 22, 2014. The Company’s business plan involves purchasing tickets online for popular sport’s events and reselling them through online marketplaces.

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

These financial statements are presented in US dollars.

Fiscal Year End

The Corporation has adopted a fiscal year end of December 31.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2017, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2017, and the results of its operations and its cash flows for the periods ended June 30, 2017. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2017. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2016, filed with the SEC, for additional information, including significant accounting policies.

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

Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at June 30, 2017 the Company has a deficit from operations of $67,385 and has not earned sufficient revenues to cover operating costs and has a working capital deficit of $46,085. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2017.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and cash equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.

Inventory

The Company purchases online tickets to sporting events that are held as inventory. Inventories are presented at the lower of cost or net realizable value and are expensed through cost of sales when sold. The company plans to utilize the specific identification method of accounting for inventory since each ticket is identifiable by a unique ticket number and is easy to track from purchase up to sale. As at June 30, 2017 the Company has $2,748 in inventories.

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

Income Taxes

Income taxes are accounted for in accordance with ASC Topic 740, “Income Taxes.”  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences).  Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled.  Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Earnings per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share” ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As June 30, 2017, the Company had no potentially dilutive shares.

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
- Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

NOTE 3 – LOAN FROM RELATED PARTY

	June 30,
	2017 (unaudited)	December 31, 2016
	$	$

Loan from related party	60,053	52,503

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand.

NOTE 4 – STOCKHOLDER’S DEFICIT

Common Stock

On December 22, 2014, the Company issued 3,000,000 shares of common stock to the director of the Company at a price of $0.0001 per share, for $300 cash.

During June 2017, the Company issued 420,000 shares of common stock to shareholders at a price of $0.05 per share, for $21,000 cash.

NOTE 5 – INCOME TAXES

The benefit for income taxes for the periods ended June 30, 2017 and December 31, 2016 differ from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

The components of these differences are as follows:

	June 30,	June 30,
	2017	2016
	(Unaudited)	(Unaudited)
	$	$
Net tax loss carry-forwards	(12,242)	(15,307)
Statutory rate	15%	15%
Expected tax recovery	(1,836)	(2,296)
Change in valuation allowance	1,836	2,296
Income tax provision	—	—

	June 30,	June 30,
	2017	2016
	(Unaudited)	(Audited)
	$	$
Components of deferred tax assets:
Non capital tax loss carry forwards	10,107	8,271
Less: valuation allowance	(10,107)	(8,271)
Net deferred tax asset	—	—

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of June 30, 2017 the Company had approximately $67,385 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2037.

NOTE 6 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following entities have been identified as related parties:

Zev Turetsky                           Director and greater than 10% stockholder

The following transactions were carried out with related parties:

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
	$	$
Balance sheet:
Loan from related party	60,503	52,503

From time to time, the president and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

NOTE 7 – SUBSEQUENT EVENTS

At July 26, 2017, the company split its stock. The split ratio was 4 shares for each share.

At July 26, 2017, 8,000,000 shares of the Company’s shares were cancelled.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

viii

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

As used in this Quarterly Report, the terms “we,” “us,” “Company,” “our” and “Spirit” mean Zev Ventures, Inc., unless otherwise indicated.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN.

Zev Ventures Inc. (the “Company”) is a Nevada Corporation, incorporated under the laws of the State of Nevada on December 22, 2014. The Company’s business plan involves purchasing tickets online for popular sport’s events and reselling them through online marketplaces.

Results of Operations

Our results of operations are presented below:

Results of Operations for the three months ended June 30, 2017 and 2016.

Revenue for the three months ended June 30, 2017 and 2016 was $1,355 and $859.

Total Operating expenses for the three months ended June 30, 2017 and 2016 was $2,892 and $9,715. This resulted in a net loss of $4,838 and $12,173 for the three months periods ending June 30, 2017 and 2016, respectively.

Results of Operations for the six months ended June 30, 2017 and 2016.

Revenue for the six months ended June 30, 2017 and 2016 was $1,656 and $1,600.

Total Operating expenses for the six months ended June 30, 2017 and 2016 was $9,408 and $12,466. This resulted in a net loss of $12,242 and $15,3017 for the six months periods ending June 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

As of June 30, 2017 we had $21,659 in cash and $24,968 in total assets, and $71,053 in total liabilities as compared to $2,382 in cash, and $5,660 in total assets, and $60,503 in total liabilities as of December 31, 2016.

We are dependent on our revenues for cash flow, as we have minimized cash flow requirements through equity or debt financing.  However, as we intend to expand operations, it is likely that we will require cash flow from financing in the future which could affect our ability to become cash flow positive.

For the six months ending June 30, 2017 net cash of $(9,273) was provided by operating activities, compared to net cash of $(2,754) provided by operating activities for the six months ending June 30, 2016.

9

During the six months ending June 30, 2017, net cash of $28,550 was provided by financing activities compared to net cash of $19,000 for the six months ending June 30, 2016.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Zev Turetsky our President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2017. Based upon, and as of the date of this evaluation, Zev Turetsky determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2017, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

10

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

11

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zev Ventures, Inc.

Date: August 21, 2017	By: /s/ Zev Turetsky
Name: Zev Turetsky
Title: President

12