Form 10-Q
period 2017-09-30
ZEV VENTURES INC.
filed 2017-11-20
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Large accelerated filer ☐	Accelerated filer☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒   No

As of November 14, 2017, the Registrant has 3,420,000 shares of common stock outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZEV VENTURES, INC

INTERIM FINANCIAL STATEMENTS (unaudited)
for the Nine months ended September 30, 2017

1

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Zev Ventures, Inc.

We have reviewed the accompanying balance sheets of Zev Ventures, Inc. as of September 30, 2017, and the related interim statements of operations, changes in stockholders’ equity and cash flows for the three and nine month periods ended September 30, 2017 and 2016. These interim condensed financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with generally accepted accounting principles (United States), the balance sheet of Zev Ventures, Inc as of December 31, 2016, and the related statements of operations, stockholders‘ equity, and cash flows for the year then ended and in our report dated March 27, 2017, we expressed an unqualified opinion, with an explanatory note on going concern, on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

The interim financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit and has not established a source of revenue to cover its operating costs and as such, has incurred an operating losses since its inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern. See the notes to the financial statements for further information regarding this uncertainty.

/s/ Weinstein & Co. C.P.A. (Isr)

Jerusalem, Israel

November 20, 2017

ZEV VENTURES, INC
BALANCE SHEETS

		September 30,	December 31
		2017	2016
		(Unaudited)	(Audited)
		$	$
ASSETS

Current assets:
Cash and cash equivalents		3,908	2,382
Accounts receivable		1,209	1,818
Inventory		1,753	1,460

TOTAL ASSETS		6,870	5,660

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities :
Accounts payable and accrued expenses		2,500	8,000
Loan from related party	3	68,133	52,503
Total liabilities		70,633	60,503

Stockholder’s Deficit	4
Common stock, $0.0001 par value, 75,000,000 shares authorized;		576	300
5,760,000 and 3,000,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectivly.		21,724	—

Accumulated deficit		(86,063)	(55,143)
Total Stockholder’s Deficit		(63,763)	(54,843)

TOTAL LIABILTIES AND STOCKHOLDER’S DEFICIT		6,870	5,660

The interim financial statements set out on pages 3 to 11 have been accepted and approved by:

Zev Turetsky

Director/President

Date : November 20, 2016

The accompanying notes are an integral part of these financial statements.

ZEV VENTURES, INC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2017	2016	2017	2016
	$	$	$	$

Revenue	1,042	2,094	2,698	3,694
Cost of sales	(1,556)	(3,211)	(6,046)	(7,653)
	(514)	(1,117)	(3,348)	(3,959)

Operating expenses :
General and administrative:-
Other costs	120	—	261	28
Professional fees:-
- Auditor’s fees	2,500	2,000	5,500	12,000
- Legal fees	2,700	—	7,200	750
- Filing fees	12,844	689	14,611	2,377

Total operating expenses	18,164	2,689	27,572	15,155

Net profit / (loss)	(18,678)	(3,806)	(30,920)	(19,114)

Net profit / (loss) per common share - basic and diluted
Net profit / (loss) per share attributable to common stockholders	(0.01)	(0.00)	(0.01)	(0.01)

Weighted-average number of common shares outstanding	3,000,000	3,000,000	3,000,000	3,000,000

The accompanying notes are an integral part of these financial statements.

ZEV VENTURES, INC
STATEMENT OF STOCKHOLDER’S DEFICIT
for the year ended December 31, 2015 and the nine months ended September 30, 2016
(unaudited)

					Total
	Common Stock		Additional paid-	Accumulated	Stockholder’s
	Shares	Amount	in Capital	Deficit	Deficit
		$	$	$	$

Balance at January 1, 2016	3,000,000	300	—	(20,563)	(20,263)

Loss for the year	—	—	—	(34,580)	(34,580)

Balance at December 31, 2016	3,000,000	300	—	(55,143)	(54,843)

Common stock issued for cash at $0.05 per share	440,000	44	21,956	—	22,000

Split of common stock 1:4	10,320,000	1,032	(1,032)	—	—

Cancellation of stocks	(8,000,000)	(800)	800	—	—

Loss for the period	—	—	—	(30,920)	(30,920)

Balance at September 30, 2016	5,760,000	576	21,724	(86,063)	(63,763)

The accompanying notes are an integral part of these financial statements.

ZEV VENTURES, INC
STATEMENT OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2017	2016
	$	$

CASH FLOW FROM OPERATING ACTIVITIES

Net loss	(30,920)	(19,114)

Changes in operating assets and liabilities:
Inventory	(293)	(4,339)
Accounts receivable	609	—
Accounts payable and accrued liabilities	(5,500)	526
Net cash used by operating activities	(36,104)	(22,927)

CASH FLOW FROM INVESTING ACTIVITIES	—	—

CASH FLOW FROM FINANCING ACTIVITIES
Short term borrowings - related party	15,630	24,200
Proceed from stock issuance	22,000	—
Net cash earned from financing activities	37,630	24,200

Increase / (Decrease) in cash and cash equivalents	1,526	1,273

Cash and cash equivalents at the beginning of the period	2,382	5,174

Cash and cash equivalents at the end of the period	3,908	6,447

The accompanying notes are an integral part of these financial statements

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2017, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2017, and the results of its operations and its cash flows for the three and nine month period ended September 30, 2017. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2017. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2016, filed with the SEC, for additional information, including significant accounting policies.

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30, 2017 the Company has a deficit from operations of $86,063 and has not earned sufficient revenues to cover operating costs and has a working capital deficit of $63,793. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2017.

The ability of the Company to achieve its business plan is dependent upon, among other things, obtaining additional financing to continue operations. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ZEV VENTURES, INC

NOTES TO THE INTERIM FINANCIAL STATEMENTS (continued...)

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued...)

Cash and cash equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.

Inventory

The Company purchases online tickets to sporting events that are held as inventory. Inventories are presented at the lower of cost or net realizable value and are expensed through cost of sales when sold. The company plans to utilize the specific identification method of accounting for inventory since each ticket is identifiable by a unique ticket number and is easy to track from purchase up to sale As at September 30, 2017 the Company has $1,753 in inventories

Property, plant and equipment

The Company does not own any property, plant and equipment.

Accounts payable and accrued liabilities

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

Earnings per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share” ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at September 30, 2017, the Company had no potentially dilutive shares.

ZEV VENTURES, INC

NOTES TO THE INTERIM FINANCIAL STATEMENTS (continued...)

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued…)

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

Level 1: Quoted prices in active markets for identical instruments;

Level 2: Other significant observable inputs (including quoted prices in active markets for similar instruments);

Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

ZEV VENTURES, INC

NOTES TO THE INTERIM FINANCIAL STATEMENTS (continued…)

(unaudited)

	September 30,	December 31,
NOTE 3 – LOAN FROM RELATED PARTY	2017	2016
	(Unaudited)
	$	$

Loan from related party	68,133	52,503

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

During July 2017, the company issued 20,000 shares of common stock to shareholders at a price of $0.05 per share, for $1,000 cash.

At July 26, 2017 the company made a share split and gave 4 shares for every share, and issued 10,320,000 shares total 13,760,000.

At July 26, 2017 the director cancelled by 8,000,000 shares of his.

NOTE 5 – INCOME TAXES

The benefit for income taxes for the periods ended September 30, 2017 and December 31, 2016 differ from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

The components of these differences are as follows:

	September 30,	September 30,
	2017	2016
	(Unaudited)	(Unaudited)
	$	$
Net tax loss carry-forwards	(30,920)	(19,114)
Statutory rate	15%	15%
Expected tax recovery	(4,638)	(2,867)
Change in valuation allowance	4,638	2,867
Income tax provision	—	—

ZEV VENTURES, INC

NOTES TO THE INTERIM FINANCIAL STATEMENTS (continued…)

(unaudited)

NOTE 5 – INCOME TAXES (continued...)

	September 30,	December 31,
	2017	2016
	(Unaudited)
Components of deferred tax assets:	$	$
Non capital tax loss carry forwards	12,909	8,271
Less: valuation allowance	(12,909)	(8,271)
Net deferred tax asset	—	—

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of September 30, 2017 the Company had approximately $86,063 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2037.

NOTE 6 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties :

Zev Turetsky            - Director and greater than 10% stockholder

	September 30,	December 31
	2017	2016
	(Unaudited)
	$	$
The following transactions were carried out with related parties:

Balance sheet:
Loan from related party	68,133	52,503

From time to time, the president and a stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this Quarterly Report, the terms “we,” “us,” “Company,” “our” and “Spirit” mean Zev Ventures, Inc., unless otherwise indicated.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN.

Results of Operations

Our results of operations are presented below:

Results of Operations for the Three and Nine Months Ended September 30, 2017.

Revenue for the three and nine months ended September 30, 2017 was $1.042 and $6,698.

Total Operating expenses for the three and nine months ended September 30, 2017 was $18,164 and $27,572.

Liquidity and Capital Resources

As of September 30, 2017, we had $3,908 in cash and $6,870 in total assets, and $70,633 in total liabilities as compared to $2,382 in cash, and $5,600 in total assets, and $60,503 in total liabilities as of December 31, 2016.

We are dependent on our revenues for cash flow, as we have minimized cash flow requirements through equity or debt financing.  However, as we intend to expand operations, it is likely that we will require cash flow from financing in the future which could affect our ability to become cash flow positive.

For the nine months ending September 30, 2017 net cash of $(36,104) was provided by operating activities, compared to net cash of $(22,927) provided by operating activities for the nine months ending September 30, 2016.

During the nine months ending September 30, 2017, net cash of $15,630 was provided by financing activities compared to net cash of $24,200 for the nine months ending September 30, 2016.

2

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

3

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are an emerging growth company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Zev Turetsky our President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2017. Based upon, and as of the date of this evaluation, Zev Turetsky determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2017, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

4

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

ITEM 1A. RISK FACTORS

We are an emerging growth company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

None.

5

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

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zev Ventures, Inc.

Date: November 20, 2017	By: /s/ Zev Turetsky
Name: Zev Turetsky
Title: President

7