Form 10-Q/A
period 2017-09-30
ZEV VENTURES INC.
filed 2017-12-04
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Explanatory Note

This 10-Q/A is being filed as the initial 10-Q was filed prior to review by the auditor. This caused changes in the financial statements and footnotes.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZEV VENTURES, INC

INTERNAL FINANCIAL STATEMENTS

(Unaudited)

For the nine months ended September 30, 2017

ZEV VENTURES, INC

BALANCE SHEETS

(in US Dollars)

ASSETS	September 30, 2017 (unaudited)	December 31, 2016
	$	$
Current Assets:
Cash and cash equivalents	3,908	2,382
Accounts receivable	1,209	1,818
Inventory	1,753	1,460

TOTAL ASSETS	6,870	5,660

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Account payable and accrued expenses	2,500	8,000
Loan from related party	68,133	52,503

Total liabilities	70,633	60,503

Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 75,000,000 shares authorized; 5,760,000 and 3,000,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.	576	300
Additional paid in capital	21,724	—
Accumulated deficit	(86,063)	(55,143)
	(63,763)	(54,843)
Total stockholders’ equity (deficit)
	6,870	5,660

The accompanying notes are an integral part of these interim financial statements.

ZEV VENTURES, INC

STATEMENT OF OPERATIONS

(in US Dollars)

(Unaudited)

	Three Months period Ended September 30,		Nine Months period Ended September 30,
	2017	2016	2017	2016

Revenue	1,042	2,094	2,698	3,694
Cost of sales	(1,556)	(3,211)	(6,046)	(7,653)
	(514)	(1,117)	(3,348)	(3,959)
General and administrative:-
Professional fees
- Auditors’ fees	2,500	2,000	5,500	12,000
- Legal fees	2,700	—	7,200	750
Filing fees	12,844	689	14,611	2,377
Other costs	120	—	261	28
Total operating expenses	(18,164)	(2,689)	(27,572)	(15,155)
Net loss	(18,678)	(3,806)	(30,920)	(19,114)

Net loss per common share - basic and diluted:

Net loss per share attributable to common stockholders	—	—	—	—

Weighted-average number of common shares outstanding	5,127,174	3,000,000	3,718,388	3,000,000

The accompanying notes are an integral part of these interim financial statements.

ZEV VENTURES, INC

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	$	$
Cash Flows from Operating Activities

Net loss	(30,920)	(19,114)

Changes in operating assets and liabilities
Inventory	(293)	(4,339)
Accounts receivable	609	—
Account payable and accrued expenses	(5,500)	526
	(5,184)	(3,813)

Net cash (used)/earned by operating activities	(36,104)	(22,927)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Loan from related party	15,630	24,200
Proceed from stock issuance	22,000
Net cash earned from financing activities	37,630	24,200

Decrease in cash and cash equivalents	1,526	1,273

Cash and cash equivalents at beginning of the period	2,382	5,174

Cash and cash equivalents at end of the period	3,908	6,447

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2017, and for the period then ended, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2017, and the results of its operations and its cash flows for three and nine month period ended September 30, 2017. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2017. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2017, for additional information, including significant accounting policies.

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

Inventory

The Company purchases online tickets to sporting events that are held as inventory. Inventories are presented at the lower of cost or net realizable value and are expensed through cost of sales when sold. The company plans to utilize the specific identification method of accounting for inventory since each ticket is identifiable by a unique ticket number and is easy to track from purchase up to sale. As at September 30, 2017 the Company has $1,753 in inventories.

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

Earnings per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share” ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As September 30, 2017, the Company had no potentially dilutive shares.

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

- Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

NOTE 3 – LOAN FROM RELATED PARTY

	September 30,
	2017 (unaudited)	December 31, 2016
	$	$
Loan from related party	68,133	52,503

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

The components of these differences are as follows:

	September 30,	September 30,
	2017	2016
	(Unaudited)	(Unaudited)
	$	$
Net tax loss carry-forwards	(30,920)	(19,114)
Statutory rate	15%	15%
Expected tax recovery	(4,638)	(2,867)
Change in valuation allowance	4,638	2,867
Income tax provision	—	—

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
	$	$
Components of deferred tax assets:
Non capital tax loss carry forwards	12,909	8,271
Less: valuation allowance	(12,909)	(8,271)
Net deferred tax asset	—	—

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

Revenue for the three and nine months ended September 30, 2017 was $1,042 and $2,698.

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

For the nine months ending September 30, 2017 net cash of $36,104 was used by operating activities, compared to net cash of $22,927 used by operating activities for the nine months ending September 30, 2016.

During the nine months ending September 30, 2017, net cash of $37,630 was provided by financing activities compared to net cash of $24,200 for the nine months ending September 30, 2016.

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

Zev Ventures, Inc.

Date: December 4, 2017	By: /s/ Zev Turetsky
Name: Zev Turetsky
Title: President