Form 10-Q/A
period 2017-09-30
ZEV VENTURES INC.
filed 2018-01-17
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

No.2

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934	☒

For the quarterly period ended September 30, 2017

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934	☐

For the transition period from                                       to

Commission file number 333-205271

Zev Ventures, Inc.
(Exact name of registrant as specified in its charter)

38-3926700	Nevada
(I.R.S. Employer Identification No.)	(State or other jurisdiction of incorporation or organization)

10002	500C Grand St., Apartment 3G, New York NY
(Zip Code)	(Address of principal executive offices)

Registrant’s telephone number, including area code	(631) 418-7044

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

Accelerated filer☐	Large accelerated filer ☐
Smaller reporting company ☒ Emerging growth company ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒   No

As of November 14, 2017, the Registrant has 5,760,000 shares of common stock outstanding.

EXPLANATORY NOTE

This amendment is being made to correct the number of shares outstanding mentioned above.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZEV VENTURES, INC

INTERNAL FINANCIAL STATEMENTS

(Unaudited)

For the nine months ended September 30, 2017

1

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

Zev Ventures, Inc.

Date: January 17, 2018	By: /s/ Zev Turetsky
Name: Zev Turetsky
Title: President