Form 10-K
period 2017-12-31
ZEV VENTURES INC.
filed 2018-03-28
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☒  No

As of March 19, 2018 the Registrant has 5,760,000 shares of common stock outstanding.

i

PART I

ITEM 1. BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology.

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

As used in this Annual Report, the terms “we,” “us,” “Company,” “our” and “Zev Ventures, Inc.” mean Zev Ventures, Inc., unless otherwise indicated.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN.

In their audit report dated March 27, 2017 our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to us, we believe that if we do not raise additional capital, we may be required to suspend or cease the implementation of our business plan. See the Audited Financial Statements - Auditors Report”. Because our auditor has issued an opinion that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult to attract investors.

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

Products

The Company purchases online tickets to sporting events that are held as inventory. Inventories are presented at the lower of cost or net realizable value and are expensed through cost of sales when sold. The company plans to utilize the specific identification method of accounting for inventory since each ticket is identifiable by a unique ticket number and is easy to track from purchase up to sale. As at December 31, 2017 the Company had $4,068 in inventories.

Competition

Barrier to entry in the industry is extremely low and there are many competitors. Since we’ve launched our website for the purpose of selling our tickets, our primary competition will be other ticket resellers on StubHub, Ticketliquidator.com, Ticketnetwork.com, Ticketsnow.com, and Vividseats.com.

For events that fail to sell out, we also compete with primary ticket vendors, such as TicketMaster.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

A limited trading market currently exists for shares of our common stock of the Company on the OTCPink Sheets market, under the symbol “ZVVT.” We intend to apply to have our common stock listed for quotation on the OTCMarkets QB in the furture.

Number of Holders

As of March 19, 2018, the Company had 5,760,000 shares of common stock issued and outstanding and no shares of the preferred stock .

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

On December 22, 2014, the Company issued 3,000,000 shares of common stock to Mr. Turetsky for cash at $0.0001 per share for a total of $300.00.

These securities were issued in reliance upon the exemption contained in Section 4(a)(2) of Securities Act of 1933.  These securities were issued to the founders of the Company and bear a restrictive legend. No written agreement was entered into regarding the sale of stock to the Company’s founders.

During June 2017, the Company sold a total of 420,000 shares of common stock to 21 shareholders pursuant to a Form S-1/A, filed on September 27, 2016 and declared effective on October 17, 2016. The shares were sold at a price per share of $.05 for a total of $21,000. During July 2017, the Company sold an additional 20,000 shares of common stock pursuant to the S-1/A at a price per share of $.05 for $1,000.

On July 26, 2017, the Company completed a forward stock split of 4 for 1 and issued 10,320,000 shares. Also on July 26, 2017, the sole director cancelled 8,000,000.

Use of Proceeds of Registered Securities.

We intend to continue to fund our operations and then our business plan. No assurance can be given that the net proceeds from the total number of shares sold in the Form S-1/A will be sufficient to accomplish our goals.

Purchases of Equity Securities.

None.

Transfer Agent

We have engaged Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725, as our transfer agent.

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

Emerging Growth Company

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and
●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

Results of Operations

Our results of operations are presented below:

Results of Operations for the Twelve Months Ended December 31, 2017 compared to the Twelve Months Ended December 31, 2016.

During the twelve months ended December 31, 2017 we incurred a net loss of $44,663, compared to a net loss of $34,580 during the same period in fiscal December 31, 2016. The increase in our net loss during the year ended December 31, 2017 was primarily due to increased operating costs relating to salaries and other general and administrative expenses.

Our total operating expenses for the year ended December 31, 2017 were $38,436, compared to operating expenses of $27,670 during the same period in fiscal December 31, 2016.

Liquidity and Capital Resources

As of December 31, 2017, we had $3,410 in cash and $8,127 in total assets, and $85,633 in total liabilities as compared to $2,382 in cash, and $5,660 in total assets, and $60,503 in total liabilities as of December 31, 2016.

We are dependent on our revenues for cash flow, as we have minimized cash flow requirements through equity or debt financing. However, as we intend to expand operations, it is likely that we will require cash flow from financing in the future which could affect our ability to become cash flow positive.

For the year ending December 31, 2017 we used net cash of $45,602 in operating activities, compared to net cash used of $28,992 in operating activities during the same period in fiscal December 31, 2016. During the year ended December 31, 2017, net cash of $46,630 was provided by financing activities compared to net cash of $26,200 during the same period in fiscal December 31, 2016.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZEV VENTURES, INC

FINANCIAL STATEMENTS

For the year ended DECEMBER 31, 2017

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Zev Ventures, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Zev Ventures, Inc (“the Company”) as of December 31, 2017 and 2016 and the related statements of operations, changes in stockholders’ deficit and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with generally accepted accounting principles in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established a source of revenue sufficient to cover its operating costs. As of December 31, 2017, the Company does not have sufficient working capital and cash resources to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinstein & Co. C.P.A. (Isr)

We have served as the Company’s auditor since 2014.

Jerusalem, Israel

23/03/2018

ZEV VENTURES, INC

BALANCE SHEETS

(in US Dollars)

ASSETS	December 31, 2017	December 31, 2016
	$	$
Current Assets:
Cash and cash equivalents	3,410	2,382
Account receivable	649	1,818
Inventory	4,068	1,460

TOTAL ASSETS	8,127	5,660

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities:
Account payable and accrued expenses	8,500	8,000
Loan from related party	77,133	52,503

Total liabilities	85,633	60,503

Stockholder’s deficit
Common stock, $0.0001 par value; 75,000,000 shares authorized; 5,760,000 shares and 3,000,000 shares issued and outstanding as of December 31, 2017 and 2016, Respectively	576	300
Additional Paid-In Capital	21,724	—
Accumulated deficit	(99,806)	(55,143)

Total Stockholder’s deficit	(77,506)	(54,843)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	8,127	5,660

The accompanying notes are an integral part of these audited financial statements.

ZEV VENTURES, INC

STATEMENT OF OPERATIONS

(in US Dollars)

	Year ended December 31, 2017	Year ended December 31, 2016

Revenue	2,846	5,512
Cost of sales	(9,073)	(12,422)
	(6,227)	(6,910)

General and administrative:-
Professional fees
- Auditors’ fees	11,500	20,000
- Legal fees	9,900	2,250
Filing fees	16,146	5,356
Website cost	554	—
Miscellaneous fees	227	43
Other costs	109	21
Total operating expenses	(38,436)	(27,670)

Net loss	(44,663)	(34,580)

Net loss per common share - basic and diluted:

Net loss per share attributable to common stockholders	(0.01)	(0.01)

Weighted-average number of common shares outstanding	4,232,986	3,000,000

The accompanying notes are an integral part of these audited financial statements.

ZEV VENTURES, INC

STATEMENT OF CASH FLOWS

(in US Dollars)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
		$	$	$	$

Balance at January 1, 2016	3,000,000	300	—	(20,563)	(20,263)

Loss for the year	—	—	—	(34,580)	(34,580)

Balance at December 31, 2016	3,000,000	300	—	(55,143)	(54,843)

Common stock issued for cash at $0.05 per share	440,000	44	21,956	—	22,000

Split of common stock 1:4	10,320,000	1,032	(1,032)	—	—

Cancellation of stocks	(8,000,000)	(800)	800	—	—

Loss for the year	—	—	—	(44,663)	(44,663)

Balance at December 31, 2017	5,760,000	576	21,724	(99,806)	(77,506)

The accompanying notes are an integral part of these audited financial statements.

ZEV VENTURES, INC

STATEMENT OF CASH FLOWS

(in US Dollars)

	Year ended December 31, 2017	Year ended December 31, 2016
	$	$
Cash Flows from Operating Activities

Net loss	(44,663)	(34,580)

Changes in operating assets and liabilities
Inventory	(2,608)	1,406
Account receivable	1,169	(1,818)
Account payable and accrued expenses	500	6,000
	(939)	(5,588)

Net cash used by operating activities	(45,602)	(28,992)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Loan from related party	24,630	26,200
Proceed from stock issuance	22,000	—
Net cash earned from financing activities	46,630	26,200

Increase/ (Decrease) in cash and cash equivalents	1,028	(2,792)

Cash and cash equivalents at beginning of the year	2,382	5,174

Cash and cash equivalents at end of the year	3,410	2,382

The accompanying notes are an integral part of these audited financial statements.

ZEV VENTURES, INC

NOTES TO THE AUDITED FINANCIAL STATEMENTS

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at December 31, 2017 the Company has a deficit from operations of $99,806 and has not earned sufficient revenues to cover operating costs and has a working capital deficit of $77,506. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2018.

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

Inventory

The Company purchases online tickets to sporting events that are held as inventory. Inventories are presented at the lower of cost or net realizable value and are expensed through cost of sales when sold. The company plans to utilize the specific identification method of accounting for inventory since each ticket is identifiable by a unique ticket number and is easy to track from purchase up to sale. As at December 31, 2017 the Company has $4,068 in inventories.

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

Earnings per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share” ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As December 30, 2017, the Company had no potentially dilutive shares.

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

Recently Adopted Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11 “Simplifying the Measurement of Inventory”; guidance which requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Previous guidance required inventory to be measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. There were various other updates recently issued, none of which are expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 – LOAN FROM RELATED PARTY

	December 31,	December 31,
	2017	2016
	$	$

Loan from related party	77,133	52,503

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

NOTE 5 – INCOME TAXES

The benefit for income taxes for the periods ended December 31, 2017 and December 31, 2016 differ from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

The components of these differences are as follows:

	December 31,	December 31,
	2017	2016
	$	$
Net tax loss carry-forwards	(44,663)	(34,580)
Statutory rate	15%	15%
Expected tax recovery	(6,700)	(5,187)
Change in valuation allowance	6,700	5,187
Income tax provision	—	—

	December 31,	December 31,
	2017	2016
	$	$
Components of deferred tax assets:
Non capital tax loss carry forwards	14,971	8,271
Less: valuation allowance	(14,971)	(8,271)
Net deferred tax asset	—	—

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of December 31, 2017 the Company had approximately $99,806 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2037.

NOTE 6 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following entities have been identified as related parties:

Zev Turetsky                       Director and greater than 10% stockholder

The following transactions were carried out with related parties:

	December 31,	December 31,
	2017	2016
	$	$
Balance sheet:
Loan from related party	77,133	52,503

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Zev Turetsky our President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2017. Based upon, and as of the date of this evaluation, Zev Turetsky determined that our disclosure controls and procedures were ineffective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2017 there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table and text set forth the names and ages of all directors and executive officers.

Name	Age	Position
Zev Turetsky	27	Chief Executive Officer, Director, Chairman, Chief Financial Officer, Secretary and Treasurer

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

Summary Compensation Table

Name And Principal Position (a)	Year (b)	Salary (US$) (c)		Bonus (US$) (d)	Stock Awards (US$) (e)*	Option Awards (US$) (f)	Non- Equity Incentive Plan Compensation (US$) (g)	Nonqualified Deferred Compensa- tion Earnings (US$) (h)	All Other Compen- sation (US$) (i)	Total (US$) (j)

Zev Turetsky Chairman,	2015		$0	0	0	0	0	0	0		$0
CEO and President	2016 2017	$ $	0 0	0 0	0 0	0 0	0 0	0 0	0 0	$ $	0 0

This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

The following table sets forth information with respect to compensation paid by us to our directors for the fiscal year ended December 31, 2017.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership as of March 19th, 2018 by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees.

The aggregate fees billed in each of the fiscal years ended December 31, 2017 and 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $10,000 and $10,000 respectively.

Audit-Related Fees.

For each of the fiscal years ended December 31, 2017 and 2016, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

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

* filed as the corresponding exhibit to the Form S-1 (Registration No. 333-205271) effective as of October 17, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zev Ventures, Inc.

Date: March 28, 2018	By: /s/ Zev Turetsky
Zev Turetsky
Chief Executive Officer