Form 10-Q
period 2018-03-31
ZEV VENTURES INC.
filed 2018-05-21
CIK 1646188

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of March 31, 2018, the registrant has 5,760,000 shares of common stock outstanding.

i

ZEV VENTURES, INC

INTERIM FINANCIAL STATEMENTS

(Unaudited)

for the three months ended March 31, 2018

ZEV VENTURES, INC

BALANCE SHEETS

(in US Dollars)

ASSETS	March 31, 2018	December 31, 2017
	$	$
Current Assets:
Cash and cash equivalents	5,952	3,410
Account receivable	7	649
Inventory	2,131	4,068

TOTAL ASSETS	8,090	8,127

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities:
Account payable and accrued expenses	8,500	8,500
Loan from related party	83,133	77,133

Total liabilities	91,633	85,633

Stockholder’s deficit
Common stock, $0.0001 par value, 75,000,000 shares authorized 5,760,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	576	576
Additional Paid-In Capital	21,724	21,724
Accumulated deficit	(105,843)	(99,806)

Total Stockholder’s deficit	(83,543)	(77,506)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	8,090	8,127

The accompanying notes are an integral part of these interim financial statements.

ZEV VENTURES, INC

STATEMENTS OF OPERATIONS

(in U.S. Dollars)

(Unaudited)

	Three months ended March 31,
	2018	2017

Revenue	250	302
Cost of sales	(173)	(1,190)
	77	(888)

General and administrative:-
Professional fees
- Auditors’ fees	2,523	2,500
- Legal fees	1,350	3,000
Filing fees	1,587	875
Miscellaneous fees	60	36
Other costs	594	105
Total operating expenses	(6,114)	(6,516)

Net loss	(6,037)	(7,404)

Net loss per common share - basic and diluted:

Net loss per share attributable to common stockholders	(0.00)	(0.00)

Weighted-average number of common shares outstanding	5,760,000	3,000,000

The accompanying notes are an integral part of these interim financial statements.

ZEV VENTURES, INC

STATEMENT OF CASH FLOWS

(in U.S. Dollars)

(Unaudited)

	Three months ended March 31,
	2018	2017
	$	$
Cash Flows from Operating Activities

Net loss	(6,037)	(7,404)

Changes in operating assets and liabilities
Inventory	1,937	(4,372)
Account receivable	642	1,517
Account payable and accrued expenses	—	3,375
	2,579	520

Net cash used by operating activities	(3,458)	(6,884)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Loan from related party	6,000	5,050
Net cash earned from financing activities	6,000	5,050

Increase/ (Decrease) in cash and cash equivalents	2,542	(1,834)

Cash and cash equivalents at beginning of the year	3,410	2,382

Cash and cash equivalents at end of the year	5,952	548

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2018, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2018, and the results of its operations and its cash flows for the period ended March 31, 2018. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2018. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2017, filed with the SEC, for additional information, including significant accounting policies.

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at March 31, 2018 the Company has a deficit from operations of $105,843 and has not earned sufficient revenues to cover operating costs and has a working capital deficit of $83,543. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2018.

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

Inventory

The Company purchases online tickets to sporting events that are held as inventory. Inventories are presented at the lower of cost or net realizable value and are expensed through cost of sales when sold. The company plans to utilize the specific identification method of accounting for inventory since each ticket is identifiable by a unique ticket number and is easy to track from purchase up to sale. As at March 31, 2018 the Company has $2,131 in inventories.

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

Earnings per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share” ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As March 31, 2018, the Company had no potentially dilutive shares.

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

- Level 2: Other significant observable inputs (including quoted prices in active markets for similar instruments);

- Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

NOTE 3 – LOAN FROM RELATED PARTY

	March 31, 2018	December 31, 2017
	(Unaudited)
	$	$

Loan from related party	83,133	77,133

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

NOTE 5 – INCOME TAXES

The benefit for income taxes for the periods ended March 31, 2018 and December 31, 2017 differ from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

The components of these differences are as follows:

	March 31, 2018	March 31, 2017
	(Unaudited)
	$	$
Net tax loss carry-forwards	(6,037)	(7,404)
Statutory rate	15%	15%
Expected tax recovery	906	1,111
Change in valuation allowance	(906)	(1,111)
Income tax provision	—	—

	March 31, 2018	December 31, 2017
	(Unaudited)
	$	$
Components of deferred tax assets:
Non capital tax loss carry forwards	15,876	14,971
Less: valuation allowance	(15,876)	(14,971)
Net deferred tax asset	—	—

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of March 31, 2018 the Company had approximately $105,843 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2038.

NOTE 6 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following entities have been identified as related parties:

Zev Turetsky	Director and greater than 10% stockholder

The following balances exist with related parties:

	March 31, 2018	December 31, 2017
	(Unaudited)
	$	$

Loan from related party	83,133	77,133

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

As used in this Quarterly Report, the terms “we,” “us,” “Company,” “our” and “Spirit” mean Zev Ventures, Inc., unless otherwise indicated.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN.

Results of Operations

Our results of operations are presented below:

Results of Operations for the Three Ended March 31, 2018 and 2017.

Revenue for the three months ended March 31, 2018 and 2017 was $250 and $302, respectively.

Total Operating expenses for the three months ended March 31, 2018 and 2017 was $6,114 and $6,516, respectively.

Liquidity and Capital Resources

As of March 31, 2018, we had $5,952 in cash and $8,090 in total assets, and $91,633 in total liabilities as compared to $3,410 in cash, and $8,127 in total assets, and $85,633 in total liabilities as of December 31, 2017.

We are dependent on our revenues for cash flow, as we have minimized cash flow requirements through equity or debt financing.  However, as we intend to expand operations, it is likely that we will require cash flow from financing in the future which could affect our ability to become cash flow positive.

For the three months ending March 31, 2018 net cash of $(3,458) was provided by operating activities, compared to net cash of $(6,884) provided by operating activities for the three months ending March 31, 2017.

During the three months ending March 31, 2018, net cash of $6,000 was provided by financing activities compared to net cash of $5,050 for the three months ending March 31, 2017.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Zev Turetsky our President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2018. Based upon, and as of the date of this evaluation, Zev Turetsky determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form S-1 filed with the SEC on June 26, 2015)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form S-1 filed with the SEC on June 26, 2015)

31.1	Certification of the Chief Executive and Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act

32.1	Certification of the Chief Executive and Financial Officer required under Section 1350 of the Exchange Act

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Schema

101 CAL	XBRL Taxonomy Extension Calculation Linkbase

101 DEF	XBRL Taxonomy Extension Definition Linkbase

101 LAB	XBRL Taxonomy Extension Label Linkbase

101 PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zev Ventures, Inc.

Date: May 21, 2018	By: /s/ Zev Turetsky
Name: Zev Turetsky
Title: President