Form 10-Q
period 2018-06-30
ZEV VENTURES INC.
filed 2018-08-10
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ___________

Commission File No. 333-205271

ZEV VENTURES, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-2615102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

396 Washington Street, Suite 272, Wellesley, MA 02481-6209	(857) 229-8538
(Address of principal executive offices)	(Registrant’s Telephone Number)

500C Grand St. Apartment 3G, New York, NY 10002

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of Common Stock as of August 10, 2018 was 5,760,000.

ZEV VENTURES INC.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30,
	2018	December 31,
	(unaudited)	2017
Assets
Current Assets:
Cash	$2,460	$3,410
Accounts receivable	—	$649
Inventory	739	4,068
Total current assets	3,199	8,127
Total assets	$3,199	$8,127

Liabilities and stockholders’ deficit
Current Liabilities:
Accounts payable	$20,355	$2,500
Accrued expenses	680	6,000
Loans from related party	—	77,133
Total current liabilities	21,035	85,633
Total liabilities	21,035	85,633

Stockholders’ deficit:
Common stock, $0.0001 par value; 75,000,000 shares authorized; 5,760,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	576	576
Additional paid-in capital	111,357	21,724
Accumulated deficit	(129,769)	(99,806)
Total stockholders’ deficit	(17,836)	(77,506)
Total liabilities and stockholders’ deficit	$3,199	$8,127

The accompanying notes are an integral part of the condensed financial statements.

ZEV VENTURES INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$1,928	$1,355	$2,178	$1,656
Cost of revenue	3,546	3,301	3,719	4,490
Gross loss	(1,618)	(1,946)	(1,541)	(2,834)

General and administrative:
Professional fees	8,680	2,000	12,553	7,500
Filing fees	13,218	892	14,805	1,767
Other	410	—	1,064	141
Total operating expense	22,308	2,892	28,422	9,408

Operating loss	(23,926)	(4,838)	(29,963)	(12,242)

Net loss	(23,926)	(4,838)	(29,963)	(12,242)

Net loss per share attributable to common shareholders, basic and diluted	($0.00)	($0.00)	($0.01)	($0.00)

Weighted average number of common shares outstanding, basic and diluted	5,760,000	3,038,461	5,760,000	3,019,337

The accompanying notes are an integral part of the condensed financial statements.

ZEV VENTURES INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(29,963)	$(12,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	649	1,818
Inventory	3,329	(1,849)
Accounts payable	17,855	3,000
Accrued expenses	(5,320)	—
Net cash used in operating activities	(13,450)	(9,273)

Cash Flows from Investing Activities
Net cash from investing activities	—	—

Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	21,000
Loan from related party	12,500	7,550
Net cash provided by financing activities	12,500	28,550

Net increase (decrease) in cash	(950)	19,277
Cash and cash equivalents at beginning of period	3,410	2,382
Cash and cash equivalents at end of period	$2,460	$21,659

Supplemental Cash Flow Information:
Income taxes paid	$—	$—
Interest paid	$—	$—

Non-cash Inventory and Financing Activities:
Forgiveness of loans from related party	$89,633	$—

The accompanying notes are an integral part of the condensed financial statements.

ZEV VENTURES INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Statements

The Company’s unaudited interim financial statements included herein have been prepared in accordance with Article 8 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed balance sheet at December 31, 2017 was derived from audited financial statements but certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The interim financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2017. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business, As of June 30, 2018 the Company had an accumulated deficit of $129,769 and has not earned sufficient revenues to cover operating costs and has a working capital deficit of $17,836. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2018.

The ability of the Company to continue as a going concern is dependent upon, among other things, obtaining additional financing to continue operations and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revenue Recognition

On January 1, 2018, we adopted Topic 606, using the modified retrospective transition method. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 605. The impact of adopting the new revenue standard was not material to our condensed financial statements and there was no adjustment to beginning retained earnings on January 1, 2018.

ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation.

ZEV VENTURES INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Earnings Per Share

We calculate earnings per share (“EPS”) in accordance with GAAP, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which is comprised of options granted, warrants, issued and convertible debt. As of June 30, 2018, the Company had no potentially dilutive shares.

Recently Issued and Newly Adopted Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”). ASU 2016-15 is intended to reduce the diversity in practice regarding how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. We adopted this update on January 1, 2018 and the adoption had no impact to our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize right-of-use assets and corresponding liabilities for all leases with an initial term in excess of 12 months. This ASU is to be adopted using a modified retrospective approach, including a number of practical expedients, that requires leases to be measured and recognized under the new guidance at the beginning of the earliest period presented. This ASU is effective for the Company as of January 1, 2019. Early adoption is permitted. The Company is currently evaluating the effect this ASU will have on its financial statements and related disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part I of this ASU are effective for the Company as of January 1, 2019. The amendments in Part II of this ASU replace the indefinite deferral of certain guidance in Topic 480 with a scope exception. The amendments in Part II of this ASU do not require any transition guidance. The Company does not expect adoption of this ASU to have any impact on its financial statements.

ZEV VENTURES INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or operating results.

Aside from the change noted in Revenue Recognition above, there have been no material changes to our significant accounting policies as summarized in NOTE 2 of our Annual Report on Form 10-K for the year ended December 31, 2017. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying condensed financial statements.

Reclassification

Certain 2017 amounts have been reclassified to conform to current year presentation.

NOTE 2 – INVENTORY

Inventory consists of sporting event tickets. Inventories are presented at the lower of cost or net realizable value and are expensed through cost of sales when sold.

NOTE 3 – LOAN FROM RELATED PARTY

On June 27, 2018, Zev Turetsky, our former sole officer and director, forgave loans made to the Company in 2017 and during the six months ended June 30, 2018 in the amount of $89,633. The amount forgiven was recorded as additional paid in capital on the accompanying condensed financial statements.

NOTE 4 – STOCKHOLDERS’ EQUITY

We have 75,000,000 shares of common stock, with a $0.0001 par value, authorized, of which 5,760,000 shares of common stock were issued and outstanding at June 30, 2018 and December 31, 2017.

NOTE 5 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2018 as a result of the losses recorded during the six months ended June 30, 2018 and the additional losses expected for the remainder of 2018 and net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of June 30, 2018, we maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

The Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017. Among its numerous changes to the Internal Revenue Code, the Act reduces U.S. corporate rates from 35% to 21%. Additionally, the Act limits the use of net operating loss carry backs, however any future net operating losses will instead be carried forward indefinitely. Net operating losses generated from January 1, 2018 are limited to offset 80% of current income, with the remainder of the net operating loss continuing to carry forward indefinitely. Net operating losses incurred before January 1, 2018 are not subject to the 80% limitations and will begin to expire in 2029.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2018 and Form 10-K/A filed with the SEC on May 3, 2018, including the audited financial statements and notes included therein as of and for the year ended December 31, 2017. The reported results will not necessarily reflect future results of operations or financial condition.

Throughout this Report, the terms “we,” “our,” or the “Company(’s)” refers to Zev Ventures, Inc., a Nevada corporation.

Our common stock is listed on the OTCPink under the trading symbol “ZVVT.” To date, there is no established public trading market for our common stock which has traded on a limited basis.

Company Overview

We purchase sporting events and concert tickets in bulk directly from ticket vendors such as Ticketmaster and directly from the sports franchises and sports associations. We intend to focus on tickets offered by the following sports leagues: Major League Baseball (“MLB”), the National Basketball Association (“NBA”), the National Hockey League (“NHL”), and the National Football League (“NFL”). Teams in these leagues sell their tickets for below market price in order to insure games are sold out and to maintain customer loyalty. We intend to capitalize on this market inefficiency by reselling tickets purchased from primary vendors at the price actually commanded by the market on StubHub, a ticket resale marketplace. Buying tickets on the primary market in bulk and months in advance of a given sporting event will permit us to resell those tickets on the secondary market at a 5-20% markup. For tickets to events in unusually high demand, such as playoff games or late-season games with potential playoff implications, the markup can be as high as 30-100%. Our ability to profit on the resale of tickets depends highly on an event’s ability to sell out. Sold out events eliminate primary market vendors from our competition and decrease the supply of tickets, thus increasing our profits. Our ability to see real growth requires additional funding to ensure we have the ability to buy as many tickets as possible. If we focus on simply one team, we will not be able to ensure at least some playoff tickets.

Events Occurring During Second Quarter 2018

Change of Control

On May 22, 2018, Zev Turetsky, our sole officer and director and majority shareholder at the time, sold 3,500,000 common shares of the Company to Energy Capital, LLC (“Energy Capital”), a non-affiliate, resulting in a change of control. Energy Capital paid $0.124 per share for an aggregate purchase price of $434,000. In addition, Energy Capital purchased 865,150 non-legended common shares of the Company from various non-affiliated shareholders for $0.016482 per share, or an aggregate purchase price of $14,259.

Forgiveness of Debt and General Release

On June 27, 2018, Zev Turetsky, the sole officer and director of the Company at the time, executed a Forgiveness of Debt and General Release wherein Mr. Turetsky, for and in consideration of the sum of $10.00, released and forever discharged the Company from the repayment of the related party loan to Mr. Turetsky in the outstanding amount of approximately $90,000.

Change of Independent Registered Public Accounting Firm

On June 28, 2018, the Company dismissed Weinstein & Co. C.P.A. (Isr) (“Weinstein & Co.”) as the Company’s independent registered public accounting firm and engaged Rosenberg Rich Baker Berman, P.A. (“RRBB”) as the Company’s independent registered public accounting firm for the year ending December 31, 2018.

Change of sole Officer and Director

On June 28, 2018, Zev Turetsky, the Company’s sole director at the time, appointed Eric Brock, as a director of the Company. Mr. Turetsky then resigned as the Company’s sole officer and Mr. Brock was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer. Immediately thereafter, Mr. Turetsky resigned from his position as director.

Results of Operations

Three months ended June 30, 2018 compared to three months ended June 30, 2017

	Three months ended June 30,
	2018	2017	Change
Revenue	$1,928	$1,355	$573
Cost of sales	3,546	3,301	245
Gross loss	(1,618)	(1,946)	328
Operating expenses	22,308	2,892	19,416
Operating loss	(23,926)	(4,838)	(19,088)
Net loss	$(23,926)	$(4,838)	$19,088)

Operating Expenses

Operating expenses increased by approximately $19,000, primarily due to payment of Depository Trust Company (“DTC”) eligibility fees ($12,000) and an increase in professional fees ($6,680).

Six months ended June 30, 2018 compared to six months ended June 30, 2017

	Six months ended June 30,
	2018	2017	Change
Revenue	$2,178	$1,656	$522
Cost of sales	3,719	4,490	(771)
Gross loss	(1,541)	(2,834)	1,293
Operating expenses	28,422	9,408	19,014
Operating loss	(29,963)	(12,242)	(17,721)
Net loss	$(29,963)	$(12,242)	$(17,721)

Operating Expenses

Operating expenses increased by approximately $21,000 as a result of DTC eligibility fees ($12,000), an increase in professional fees ($5,053), and other filing fees ($1,038).

Liquidity and Capital Resources

As of June 30, 2018, cash on hand was $2,460. As of June 30, 2018, we had $3,199 in total assets and $21,035 in total liabilities compared to $8,127 and $85,633, respectively, at December 31, 2017. In June 2018, our former sole officer/director forgave a loan he made to the Company totaling $89,633.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-Q (“evaluation period”). As such, we have evaluated if cash on hand and cash generated through operating activities would be sufficient to sustain projected operating activities through August 10, 2019. We anticipate that our current resources, along with cash generated from operations, will not be sufficient to meet our cash requirements throughout the evaluation period. If we do not generate sufficient cash flows from operations and obtain sufficient funds when needed, we expect that we would scale back our operating plan by deferring or limiting some, or all, of our capital spending, as well as other cost reductions to be determined. Because such contingency plans have not been finalized (the specifics would depend on the situation at the time), such actions also are not considered probable for purposes of current accounting standards. Because, under current accounting standards, neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or non-dilutive financings. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements.

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 28, 2018 and Form 10-K/A filed with the SEC on May 3, 2018, incorporated herein by reference, for detailed explanations of our critical accounting estimates, which have not changed significantly during the six months ended June 30, 2018.

New Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”). ASU 2016-15 is intended to reduce the diversity in practice regarding how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. We adopted this update on January 1, 2018 and the adoption had no impact to our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize right-of-use assets and corresponding liabilities for all leases with an initial term in excess of 12 months. This ASU is to be adopted using a modified retrospective approach, including a number of practical expedients, that requires leases to be measured and recognized under the new guidance at the beginning of the earliest period presented. This ASU is effective for the Company as of January 1, 2019. Early adoption is permitted. The Company is currently evaluating the effect this ASU will have on its financial statements and related disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part I of this ASU are effective for the Company as of January 1, 2019. The amendments in Part II of this ASU replace the indefinite deferral of certain guidance in Topic 480 with a scope exception. The amendments in Part II of this ASU do not require any transition guidance. The Company does not expect adoption of this ASU to have any impact on its financial statements.

Aside from the change noted in Revenue Recognition as summarized in NOTE 1 of the accompanying financial statements, there have been no material changes to our significant accounting policies as summarized in NOTE 2 of our Annual Report on Form 10-K for the year ended December 31, 2017. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying condensed financial statements.

Recent Events

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to our management, as appropriate, in order to allow timely decisions in connection with required disclosure.

Our management, with the participation of Eric Brock, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on such evaluation, Mr. Brock, our CEO and CFO, has concluded that as of June 30, 2018, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Known material weaknesses in our internal control over financial reporting are summarized in the following paragraph.

As of June 30, 2018, we had limited employees and our CEO and CFO was responsible for initiating transactions, had custody of assets, recorded and reconciled transactions and prepared our quarterly financial reports without the sufficient segregation of conflicting duties normally required for effective internal control. We believe that the lack of segregation of duties is a material weakness in our internal controls at June 30, 2018 affecting management’s ability to conclude that our disclosure controls and procedures were effective at the reasonable assurance level.

While we plan to attempt to remediate the above noted material weakness in the future, there is no assurance that we can remediate any control deficiencies in a timely manner.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are an emerging growth company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document

31.1	8/10/18	Certification of Chief Executive and Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
32.1	8/10/18	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 10, 2018

ZEV VENTURES, INC.

By:	/s/ Eric Brock
Eric Brock
Chief Executive Officer
Principal Executive Officer

By:	/s/ Eric Brock
Eric Brock
Principal Financial Officer
Chief Accounting Officer