Form 10-Q
period 2018-09-30
Ondas Holdings Inc.
filed 2018-11-13
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ___________

Commission File No. 333-205271

ONDAS HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Nevada	47-2615102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

165 Gibraltar Court, Sunnyvale, California	94089
(Address of principal executive offices)	(Zip Code)

(888) 350-9994

(Registrant’s telephone number, including area code)

N/A

(Former name former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☐

(Note: The registrant is a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 and has filed during the preceding 12 months all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, if the registrant had been subject to one of such Sections.)

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

The number of shares outstanding of the issuer’s common stock as of November 1, 2018 was 50,463,732.

EXPLANATORY NOTE

On September 28, 2018, we consummated a reverse acquisition transaction to acquire a privately-held company, Ondas Networks Inc., and changed our name from “Zev Ventures Incorporated” to “Ondas Holdings Inc.” As a result, Ondas Networks Inc. (“Ondas Networks”) became our wholly owned subsidiary and we refer to this transaction as the “Acquisition.” In connection with the closing of the Acquisition, we discontinued the prior business of Zev Ventures as a reseller of sporting and concert tickets and our sole business became that of Ondas Networks. This Current Report on Form 10-Q reports our business and financial results on a consolidated basis and therefore, the use of the words “we,” “our,” the “Company” and “Ondas Holdings” means Ondas Holdings Inc. and our wholly owned subsidiary, Ondas Networks. Where necessary for clarification purposes, Ondas Holdings, Ondas Networks or Zev Ventures may be used independently.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, that relate to future events or to our future operations or financial performance.  Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

●	our plans to develop our FullMAX™ system of wireless base stations;

●	our plans to develop remote radios;

●	the adoption by our target industries of the new IEEE 802.16s standard for private cellular networks;

●	our future development priorities;

●	our estimates regarding the size of our potential target markets;

●	our expectations about the impact of new accounting standards;

●	our future operations, financial position, revenues, costs, expenses, uses of cash, capital requirements, our need for additional financing or the period for which our existing cash resources will be sufficient to meet our operating requirements; or

●	our strategies, prospects, plans, expectations, forecasts or objectives.

Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” “scheduled” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement.  Actual results, level of activity, performance, experience or achievements may differ materially from those expressed or implied by any forward-looking statement as a result of various important factors, including our critical accounting policies and risks and uncertainties relating, among other things, to:

●	our ability to obtain additional financing on reasonable terms, or at all;

●	our ability to repay our indebtedness;

●	the accuracy of our estimates regarding expenses, costs, future revenues, uses of cash and capital requirements;

●	the market acceptance of our wireless connection products and the IEEE 802.16s standard;

●	our ability to develop future generations of our current products;

●	our ability to generate significant revenues and achieve profitability;

●	our ability to successfully commercialize our current and future products, including their rate and degree of market acceptance;

●	our ability to attract and retain key scientific or management personnel and to expand our management team;

●	our ability to establish licensing, collaboration or similar arrangements on favorable terms and our ability to attract collaborators with development, regulatory and commercialization expertise;

●	our ability to manage the growth of our business;

●	expenditures not resulting in commercially successful products;

●	our outreach to global markets, particularly China;

●	our commercialization, marketing and manufacturing capabilities and strategy;

●	our ability to expand, protect and maintain our intellectual property position;

●	the success of competing third-party products;

●	our ability to fully remediate our identified internal control material weaknesses;

●	regulatory developments in the United States and other countries;

●	our ability to comply with regulatory requirements relating to our business, and the costs of compliance with those requirements, including those on data privacy and security.

These and other risks and uncertainties are described in greater detail under the caption “Risk Factors” in our Current Report on Form 8-K filed on October 4, 2018, as amended by Amendment No. 1 on Form 8-K/A filed on October 22, 2018, in Item 1A of Part II of this quarterly report, and in other filings that we make with the Securities and Exchange Commission (“SEC”). As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. We caution you not to place undue reliance on any forward-looking statement.

In addition, any forward-looking statement in this quarterly report represents our views only as of the filing date of this quarterly report and should not be relied upon as representing our views as of any subsequent date. We anticipate that subsequent events and developments may cause our views to change. Although we may elect to update these forward-looking statements publicly at some point in the future, we specifically disclaim any obligation to do so, except as required by applicable law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

ONDAS HOLDINGS INC.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$516,251	$460,063
Accounts receivable, net	37,840	31,855
Inventory	315,115	177,389
Other current assets	133,704	23,591
Total current assets	1,002,910	692,898

Property and equipment, net	132,283	12,856
Intangible assets	35,870	—
Lease deposits	35,000	20,000

Total assets	$1,206,063	$725,754

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$843,610	$798,255
Secured promissory note, net of debt discount $46,356	5,046,356	—
Notes payable	3,882,868	3,865,558
Derivative liability	—	166,093
Advance from related party	—	232,778
Accrued expenses and other current liabilities	1,028,943	885,022
Total current liabilities	10,801,777	5,947,706

Long-Term Liabilities:
Notes payable, net of debt discount of $0 and $162,659, respectively	300,000	2,777,341
Total liabilities	11,101,777	8,725,047

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.0001: 10,000,000 shares authorized	—	—
Common stock - par value $0.0001; 350,000,000 shares authorized;
50,463,732 and 16,797,744 issued and outstanding	5,046	1,679
Additional paid in capital	14,334,570	12,383,506
Subscriptions receivable	(1,958)	—
Accumulated deficit	(24,233,372)	(20,384,478)
Total stockholders’ deficit	(9,895,714)	(7,999,293)
Total liabilities and stockholders’ deficit	$1,206,063	$725,754

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

2

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues, net	$35,176	$40,134	$83,180	$209,348

Cost of goods sold	6,427	16,162	14,985	63,092

Gross profit	28,749	23,972	68,195	146,256

Operating expenses:
General and administration	612,343	557,604	1,159,997	1,052,239
Sales and marketing	601,826	115,807	1,142,986	351,165
Research and development	887,039	214,056	1,718,869	656,121
Total operating expense	2,101,208	887,467	4,021,852	2,059,525

Operating loss	(2,072,459)	(863,495)	(3,953,657)	(1,913,269)

Other income (expense)
Interest expense	(2,381,602)	(198,670)	(2,932,674)	(514,033)
Change in fair value of derivative liability	22,931	25,732	(952,971)	20,135
Gain on conversion of debt	3,976,992	—	3,976,992	—
Interest income	6,606	—	13,416	—
Total other income (expense)	1,624,927	(172,938)	104,763	(493,898)

Loss before provision for income taxes	(447,532)	(1,036,433)	(3,848,894)	(2,407,167)

Provision for income taxes	—	—	—	—

Net loss	$(447,532)	$(1,036,433)	$(3,848,894)	$(2,407,167)

Net loss per share - basic and diluted	$(0.02)	$(0.06)	$(0.18)	$(0.15)

Weighted average number of common shares outstanding, basic and diluted	24,033,664	16,120,860	21,135,818	16,120,860

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

3

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 30, 2017 AND

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

			Additional
	Common Stock		Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, December 31, 2017	16,797,744	1,679	12,383,506	—	(20,384,478)	(7,999,293)
Issuance of shares in private placement	6,648,586	665	4,031	(1,958)	—	2,738
Issuance of shares in conversion of debt	2,017,402	202	120,369	—	—	120,571
Recovery of derivative liability	—	—	1,742,939	—	—	1,742,939
Effect of merger and recapitalization pursuant to execution of Agreement and Plan of Merger and Reorganization	25,000,000	2,500	83,725	—	—	86,225
Net loss	—	—	—	—	(3,848,894)	(3,848,894)

Balance, September 30, 2018	50,463,732	$5,046	$14,334,570	$(1,958)	$(24,233,372)	$(9,895,714)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

4

ONDAS NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(3,848,894)	$(2,407,167)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	15,405	11,530
Allowance for doubtful accounts	(7,914)	—
Amortization of debt discount and deferred financing costs	907,891	455,539
Amortization of intangible assets	77	—
Change in fair value of derivative liability	952,971	(20,135)
Stock-based compensation	—	1,166
Gain on conversion of debt	(3,976,992)	—
Changes in operating assets and liabilities:	—
Accounts receivable	1,929	(64,618)
Inventory	(137,725)	(93,126)
Other current assets	(110,113)	(708,292)
Accounts payable	45,355	116,234
Accrued expenses and other current liabilities	1,515,384	402,829
Net cash flows used in operating activities	(4,642,626)	(2,306,040)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(134,833)	—
Patent costs	(35,947)	—
Deposits	(15,000)	—
Net cash flows used in investing activities	(185,780)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from secured promissory note, net of costs	4,925,000	—
Proceeds from convertible notes payable	100,000	2,090,000
Proceeds from loans payable	—	65,700
Proceeds from sale of common stock	2,738	22,000
Advances from related parties	12,500	178,813
Repayment of advances from related party	(155,645)	—
Repayment of short term loan	—	(37,500)
Net cash flows provided by financing activities	4,884,593	2,319,013

Increase in cash and cash equivalents	56,187	12,973
Cash and cash equivalent, beginning of period	460,064	47,630
Cash and cash equivalents, end of period	$516,251	$60,603

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$562,798	$3,692
Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Subscriptions receivable	$(1,958)	$—
Derivative liability	$623,875	$146,351
Interest converted to debt	$17,310	$880,558

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

5

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company

On September 28, 2018, Zev Ventures Incorporated consummated a transaction to acquire a privately-held company, Ondas Networks Inc., and changed its name from “Zev Ventures Incorporated” to “Ondas Holdings Inc.” (“Ondas Holdings”, the “Company”, “we”, “our”, and “us”) Ondas Networks Inc. (“Ondas Networks”) became our wholly owned subsidiary and we refer to this transaction as the “Acquisition.” In connection with the closing of the Acquisition, we discontinued the prior business of Zev Ventures Incorporated as a reseller of sporting and concert tickets, and our sole business became that of Ondas Networks.

Our corporate headquarters and sales and research and development facility are located in Sunnyvale, CA. We design, manufacture, sell and support FullMAXTM, our multi-patented wireless radio systems for secure, wide area mission-critical business-to-business networks. The radio system network provides point-to-multipoint, non-line of sight connectivity at communication speeds comparable to broadband applications. We utilize licensed VHF and UHF spectrum in its networks. Since inception on February 16, 2006, Ondas Networks has devoted efforts principally to research and development and raising capital. In 2018, we began investing in sales and marketing in order to build our customer base. Following the Acquisition on September 28, 2018, our business became that of Ondas Networks.

Our future capital requirements will depend upon many factors, including progress with developing, manufacturing and marketing our technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, our ability to establish collaborative arrangements, marketing activities and competing technological and market developments, including regulatory changes and overall economic conditions in our target markets.

Our business consists of a single segment of products and services all of which are sold and provided in the United States and certain international markets.

The Acquisition

On September 28, 2018, we entered into the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Zev Merger Sub, Inc. and Ondas Networks to acquire Ondas Networks. The transactions contemplated by the Merger Agreement were consummated on September 28, 2018 (the “Closing”), and pursuant to the terms of the Merger Agreement, all outstanding shares of common stock of Ondas Networks, $0.00001 par value per share, (the “Ondas Networks Share(s)”), were exchanged for shares of our common stock, $0.0001 par value per share (the “Company Shares”). Accordingly, Ondas Networks became our wholly-owned subsidiary and its business became the business of the Company.

At the Closing, each Ondas Networks Share outstanding immediately prior to the Closing was converted into 3.823 Company Shares (the “Exchange Ratio”), with all fractional shares rounded down to the nearest whole share. Accordingly, we issued an aggregate of 25,463,732 Company Shares for all of the then-outstanding Ondas Networks Shares.

In connection with the Closing, we amended and restated our articles of incorporation, effective September 28, 2018 to (i) change our name to Ondas Holdings Inc. and (ii) increase our authorized capital to 360,000,000 shares, consisting of 350,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of “blank check” preferred stock, par value $0.0001 per share. In connection with the Acquisition, our trading symbol changed to “ONDS” effective at the opening of business on October 5, 2018.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Also in connection with the Closing, (i) our sole director appointed additional individuals, who previously were members of the board of directors of Ondas Networks and its chief executive officer, to serve on our board of directors, and our board of directors subsequently appointed executive officers; (ii) the former holders of the Ondas Networks Shares executed lock-up agreements (the “Lock-Up Agreements”), which provide for an initial 12-month lock-up period followed by a subsequent 12-month limited sale period, commencing with the date of the Closing; (iii) we entered into a Common Stock Repurchase Agreement with Energy Capital, LLC, a current stockholder of the Company (“Energy Capital”), pursuant to which the entity sold an aggregate of 32.6 million Company Shares (the “Repurchase Shares”) to us at $0.0001 per share, for an aggregate consideration of $3,260. The Repurchase Shares were canceled and returned to our authorized but unissued shares; (iv) our board of directors approved, and our stockholders adopted, the 2018 Incentive Stock Plan (the “2018 Plan”) pursuant to which 10 million Company Shares has been reserved for issuance to employees, including officers, directors and consultants; and (v) we entered into a Loan and Security Agreement with Energy Capital, pursuant to which Energy Capital agreed to lend us an aggregate principal amount of up to $10 million, subject to specified conditions.

In accordance with ASC 805-40, Reverse Acquisitions, the historical capital stock account of Ondas Networks immediately prior to the Closing was carried forward and retroactively adjusted to reflect the par value of the outstanding stock of the Company, including the number of shares issued in the Closing as we are the surviving legal entity. Additionally, retained earnings of Ondas Networks have been carried forward after the Closing. All share and per share amounts in the condensed consolidated financial statements and related notes have been retrospectively adjusted to reflect the one for 3.823 exchange of shares of common stock in connection with the Acquisition.

Liquidity

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. As of September 30, 2018, we had an accumulated deficit of approximately $24,000,000 and net borrowings outstanding of approximately $9,200,000, of which approximately $3,900,000, is contractually due on December 31, 2018 and $5,000,000 is contractually due on September 19, 2019. As of September 30, 2018, we had cash and cash equivalents of approximately $500,000 and a working capital deficit of approximately $9,800,000.

Our ability to generate revenue and achieve profitability depends on our completion of our second-generation products and commencing the manufacture, marketing and sales of those products. These activities, including our planned research and development efforts, will require significant uses of working capital through the end of 2018 and beyond. Based on our current operating plans, we believe that our existing cash and cash equivalents, as well as the $5 million in borrowings we drew down in October 2018 (see NOTES 7 and 12 for further details) will be sufficient to meet our anticipated operating needs through December 31, 2018. We currently do not have sufficient funds to repay certain debt obligations totaling approximately $4 million at maturity on December 31, 2018 and must secure additional equity or debt capital in order to repay those obligations. At the present time we have no commitments for any such funding and no assurance can be provided that we will be able to raise the needed funds on commercially acceptable terms or at all. These factors raise substantial doubt about our ability to continue as a going concern through November 13, 2019. The financial information contained in these financial statements have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and these financial statements do not include any adjustments that may result from the outcome of this uncertainty.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this quarterly report on Form 10-Q should be read in conjunction with our financial statements and the accompanying notes included in our Report on Form 8-K/A filed with the Securities and Exchange Commission (SEC) on October 22, 2018 (“Form 8-K/A”). Our accounting policies are described in the “Notes to Financial Statements” in our Form 8-K/A and are updated, as necessary, in this Form 10-Q. The December 31, 2017 condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2108, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiary, Ondas Networks Inc. All intercompany transaction and balances have been eliminated in consolidation.

Segment Information

We operate in one business segment, which is the development, marketing and sale of wireless radio systems for secure, wide area mission-critical business-to-business networks.

Use of Estimates

The process of preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements. Such management estimates include those relating to revenue recognition, inventory write-downs to reflect net realizable value, assumptions used in the valuation of stock-based awards and warrants, and valuation allowances against deferred tax assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid instruments with an original maturity of three months or less, as well as deposits in financial institutions, to be cash and cash equivalents. As of September 30, 2018 and December 31, 2017, we had no cash equivalents.

Trade Accounts Receivable

Accounts receivable are stated at a gross invoice amount less an allowance for doubtful accounts. We estimate allowance for doubtful accounts by evaluating specific accounts where information indicates our customers may have an inability to meet financial obligations, such as customer payment history, credit worthiness and receivable amounts outstanding for an extended period beyond contractual terms. We use assumptions and judgment, based on the best available facts and circumstances, to record an allowance to reduce the receivable to the amount expected to be collected. These allowances are evaluated and adjusted as additional information is received.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We had no allowance for doubtful accounts as of September 30, 2018 and an allowance for doubtful accounts of $7,914 as of December 31, 2017.

Inventory

Inventories, which consist solely of equipment components, are stated at the lower of cost (first-in, first-out) or net realizable value, net of reserves for obsolete inventory. We continually analyze our slow-moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. As of September 30, 2018 and December 31, 2017, we determined that no such reserves were necessary.

Property and Equipment

All additions, including improvements to existing facilities, are recorded at cost. Maintenance and repairs are charged to expense as incurred. Depreciation of property and equipment is principally recorded using the straight-line method over the estimated useful lives of the assets. The estimated useful lives typically are (i) three years for equipment and software, and (ii) seven years for furniture and fixtures. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. Upon the disposal of property, the asset and related accumulated depreciation accounts are relieved of the amounts recorded therein for such items, and any resulting gain or loss is recorded in operating expenses in the year of disposition.

Impairment of Long-Lived Assets

Long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows is less than its carrying value. The amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Based upon our evaluation, there were no impairments of long-lived assets required during the nine months ended September 30, 2018.

Research and Development

Research and development expenses are charged to operations as incurred. For internally developed patents, all patent application costs are expensed as incurred as research and development expense. Patent application costs, generally legal costs, are expensed as research and development costs until such time as the future economic benefits of such patents become more certain.

Derivative Financial Instruments

Derivatives are recorded on the balance sheet at fair value and changes in fair value are recorded in earnings at each reporting date in accordance with U.S. GAAP.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Our financial instruments consist primarily of receivables, accounts payable, accrued expenses and short and long-term debt. The carrying amount of receivables, accounts payable and accrued expenses approximates our fair value because of the short-term maturity of such instruments. We have elected not to carry our debt instruments at fair value. The carrying amount of our debt approximates fair value. Interest rates that are currently available to us for issuance of short and long-term debt with similar terms and remaining maturities are used to estimate the fair value of our short and long-term debt.

We have categorized our assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy in accordance with U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3).

Assets and liabilities recorded in the balance sheets at fair value are categorized based on a hierarchy of inputs, as follows:

Level 1 -- Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 -- Quoted prices for similar assets or liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 -- Unobservable inputs for the asset or liability.

In accordance with accounting standards, we determined that certain instruments qualified as derivative liabilities and should be recorded at their fair value on the date of issuance and re-measured at fair value each reporting period with the change reported in earnings). The fair value of these instruments were computed using the Binomial Lattice Monte Carlo model, incorporating transaction details such as the price of our common stock, contractual terms, maturity and risk-free rates, as well as assumptions about future financings, volatility, and holder behavior.

The assumptions used in computing the fair value as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
Stock price	$0.2281	$0.0027
Conversion price	$8.1500	$8.1500
Expected volatility	63.0%	60.0%
Term (years)	9.5	8.5
Risk-free interest	2.36%	3.03%
Expected dividend yield	0%	0%

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the financial assets and liabilities reported at fair value and measured on a recurring basis at September 30, 2018 and December 31, 2017:

Description	Assets/ (Liabilities) Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Fair value of warrant liability as of:

September 30, 2018	$—	$—	$—	$—

December 31, 2017	$(166,093)	$—	$—	$(166,093)

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the nine months ended September 30, 2018 and the year ended December 31, 2017:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	September 30, 2018	December 31, 2017

Balance, beginning of period	$(166,093)	$—
Issuances of derivative liability	(623,875)	(171,118)
Reclassification to additional paid in capital	1,742,939	—
Change in fair value of derivative liability	(952,971)	5,025
Balance, end of period	$—	$(166,093)

The above table of Level 3 liabilities begins with the prior period balance and adjusts the balance for changes that occurred during the current period. The ending balance of the Level 3 financial instrument presented above represent our best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Revenue Recognition

We generate revenue primarily from the sale of the FullMAX System and our warranty/maintenance program. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or services to a customer. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method to which it expects to be entitled. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue. For the nine months ended September 30, 2018 and the year ended December 31, 2108, none of our contracts with customers included variable consideration.

Contracts that are modified to account for changes in contract specifications and requirements are assessed to determine if the modification either creates new or changes the existing enforceable rights and obligations. Generally, contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. For the nine months ended September 30, 2018 and the year ended December 31, 2108, there were no modification to contract specifications.

Revenue is generally recognized when the customer obtains control of our product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract, or upon installation when the combined performance obligation is not distinct within the context of the contract. Service revenue is generally recognized over time as the services are delivered to the customer based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. Services are expected to be delivered to the customer throughout the term of the contract and we believe recognizing revenue ratably over the term of the contract best depicts the transfer of value to the customer.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. We enter into certain contracts that have multiple performance obligations, one or more of which may be delivered subsequent to the delivery of other performance obligations. These performance obligations may include installation, training, maintenance and support services. We allocate the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. We determine standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price considering available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Revenue is then allocated to the performance obligations using the relative selling prices of each of the performance obligations in the contract.

For all performance obligations, we determine the revenue for each deliverable based on its relative selling price in the contract and recognizes revenue upon delivery of the product or service, assuming all other revenue recognition criteria have been met. Revenue for equipment is recognized when the equipment has been delivered, and installation and training have been completed. Revenue for warranty, maintenance and support services is recognized ratably over the term of the service contract.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contract Liabilities

Our contract liabilities consist of billings in excess of revenue recognized. We classify deferred revenue as current or noncurrent based on the timing of when it expects to recognize revenue. In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance.

Our contract liabilities consist of billings in excess of revenue recognized. We classify deferred revenue as current or noncurrent based on the timing of when it expects to recognize revenue. In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance.

The table below details the activity in these deferred warranty and maintenance programs during the nine months ended September 30, 2018 and the year ended December 31, 2017, and the balance at the end of each period is included as deferred revenue in the table in NOTE 6 below.

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Balance, beginning of period	$30,690	$36,299
Additions	20,106	39,895
Transfer to revenue	(38,824)	(45,504)
Balance, end of period	$11,972	$30,690

Disaggregation of Revenue

Our products consist of our software defined base station and remote radios and our network management and monitoring system (“NMS”). We sell our products through our direct sales force. We also allow for 12-month warranties to be purchased on our products. Warranty sales are deferred upon sale of our wireless communications products, to be recognized ratably over the 12-month warranty period following the date of the related equipment sale. Our warranty includes 1) factory hardware repair or replacement, at our election, of the base station and remote radios, 2) software upgrades, bug fixes and new features of the radio software and NMS, 3) deployment and network architecture support and 4) technical support by phone and email. After 12 months, in order to maintain their hardware and software, customers can purchase an annual maintenance program, which is recognized ratably over the 12-month period following the date of purchase. We also provide ancillary services directly related to the sale of our wireless communications products including wireless network design, systems engineering, radio frequency planning, software configuration, product training and onsite support.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes revenue by revenue source for the three and nine-month periods ended September 30, 2018:

	Three Months Ended	Nine Months Ended
	September 30, 2018
Major Products/Services
Product revenue	$23,323	$33,901
Service revenue	11,853	49,279
Total	$35,176	$83,180

Timing of Revenue Recognition
Products transferred at a point in time	$28,310	$44,356
Services transferred over time	6,866	38,824
Total	$35,176	$83,180

Net Loss Per Common Share

Net loss per share for all periods presented is based on the equity structure of the legal acquirer, which assumes common stock is outstanding and is reflected on a retrospective basis for all periods presented. Basic net loss per share is computed by dividing net loss by the weighted average shares of common stock outstanding for each period. Diluted net loss per share is the same as basic net loss per share since the Company has net losses for each period presented. The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Nine Months Ended September 30,
	2018	2017
Warrants to purchase common stock	—	2,630,606
Options to purchase common stock	—	3,606,052
Convertible debt	140,678	1,093,153
Total potentially dilutive securities	140,678	7,329,811

Debt Issuance Costs

Debt issuance costs represent costs incurred for the issuance of debt. Once the associated debt instrument is issued, these costs would be recorded as a debt discount and amortized using the effective interest method over the term of the related debt instrument. Upon abandonment of a pending financing transaction, the related deferred financing costs are charged to interest expense.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit is extended to customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintains an allowance for doubtful accounts and sales credits.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”), 2018-13 that eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The FASB developed the amendments to Accounting Standards Codification (“ASC”) 820 as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. We are currently evaluating the effect of this guidance on our disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The amendments in ASU 2018-07 expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of ASU 2018-07 on our financial statements.

In July 2017, the FASB issued ASU 2017-11 (“ASU 2017-11”), Earnings Per Share (“Topic 260”), Distinguishing Liabilities from Equity (“Topic 480”), and Derivatives and Hedging (“Topic 815”). ASU 2017-11 is intended to simplify the accounting for financial instruments with characteristics of liabilities and equity. Among the issues addressed are: (i) determining whether an instrument (or embedded feature) is indexed to an entity’s own stock; (ii) distinguishing liabilities from equity for mandatorily redeemable financial instruments of certain nonpublic entities; and (iii) identifying mandatorily redeemable non-controlling interests. ASU 2017-11 is effective for the Company on January 1, 2019. We are currently evaluating the potential impact of ASU 2017-11 on our financial statements.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”). ASU 2016-15 is intended to reduce the diversity in practice regarding how certain transactions are classified within the statement of cash flows. ASU 2016-15 became effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. There was no material effect on our 2018 financial statements upon adoption.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This guidance simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance became effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption was permitted in any annual or interim period for which financial statements have not been issued or made available for issuance, but all of the guidance must be adopted in the same period. If an entity early adopts the guidance in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. There was no material effect on our2018 financial statements upon adoption.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU 2018-11, Leases – Targeted Improvements, to provide another transition method, allowing a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We plan to adopt the guidance on January 1, 2019. We are in the process of reviewing our lease agreements and evaluating the impact of this guidance on our financial statements. We anticipate recording additional assets and corresponding liabilities on our balance sheets related to operating leases within our lease portfolio upon adoption of this guidance.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In doing so, companies will need to use more judgment and make more estimates than under previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved the proposal to defer the effective date of ASU 2014-09 standard by one year. Early adoption was permitted after December 15, 2016, and the standard became effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations (ASU 2016-08), accounting for licenses of intellectual property and identifying performance obligations (ASU 2016-10), narrow-scope improvements and practical expedients (ASU 2016-12) and technical corrections and improvements to Topic 606 (ASU 2016-20) in its new revenue standard. We adopted this update on January 1, 2018 and the adoption had no material impact to our financial statements.

NOTE 3 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2018	December 31, 2017
Deposits	$97,717	$—
Prepaid expenses	35,987	13,768
Other receivables	—	9,823
TOTAL OTHER CURRENT ASSETS	$133,704	$23,591

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2018	December 31, 2017
Computer equipment	$72,011	$39,382
Software	65,257	25,272
Furniture and fixtures	53,904	41,685
Leasehold improvements	80,367	30,367
	271,539	136,706
Less: accumulated depreciation	(139,256)	(123,850)
TOTAL PROPERTY AND EQUIPMENT	$132,283	$12,856

Depreciation expense for the nine months ended September 30, 2018 and 2017 was $15,405 and $11,530, respectively.

NOTE 5 – INTANGIBLE ASSETS

Our intangible assets include patent costs totaling $35,947 less amortization of patent costs of $77 at September 30, 2018. We had no capitalized patent costs at December 31, 2017.

NOTE 6 – OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30, 2018	December 31, 2017

Accrued payroll and other benefits	$848,610	$792,746
Accrued interest	129,724	42,824
Deferred revenue	11,972	30,690
Other accrued expenses	38,637	1,526
Other current liabilities	—	17,236
TOTAL OTHER CURRENT LIABILITIES	$1,028,943	$885,022

NOTE 7 – NOTES PAYABLE AND OTHER FINANCING AGREEMENTS

Loan Agreements

In October 2007 Ondas Networks entered into a 6% per annum loan agreement with an entity in the amount of $550,000 in connection with the issuance of common stock (the “October 2007 Note”). The original maturity of the October 2007 Note was September 30, 2011. On February 11, 2016, the entity and Ondas Networks entered into an agreement to amend the October 2007 Note to (i) extend the maturity date to April 1, 2017 and (ii) clear and waive any existing defaults. On November 30, 2017, the entity and Ondas Networks entered into an agreement to further amend the October 2007 Note to (i) transfer all accrued and unpaid interest ($17,310) as of December 31, 2017 to principal in January 2018, (ii) extend the maturity date to December 31, 2018, (iii) clear and waive any existing defaults, and (iv) amend the interest rate to 10% per annum effective January 1, 2018. At September 30, 2018 and December 31, 2017, the outstanding balance of the October 2007 Note was $567,310 and $550,000, respectively.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In December 2013, Ondas Networks entered into a 10% per annum loan agreement with an entity in the amount of $225,000 (the “December 2013 Note”). The original maturity of the December 2013 Note was December 31, 2014. In November 2014 Ondas Networks entered into a second 10% per annum loan agreement with the entity in the amount of $210,000. (the “November 2014 Note”). The original maturity of the November 2014 Note was March 16, 2015 (the Original Maturity Date”). The interest through the Original Maturity Date was a fixed amount of $16,800. Subsequent to the Original Maturity Date, the November 2014 Note accrued interest at a rate of 18% per annum. On September 15, 2015, Ondas Networks amended the November 2014 Note to decrease the interest rate to 10% per annum. On February 11, 2016, the entity and Ondas Networks entered into an agreement to amend the December 2013 and November 2014 Notes to (i) extend the maturity date to April 1, 2017 and (ii) clear and waive any existing defaults. On November 30, 2017, the entity and Ondas Networks entered into an agreement to further amend the December 2013 and November 2014 Notes to (i) transfer all accrued and unpaid interest on the December 2013 and November 2014 Notes ($60,679 and $49,170, respectively) as of December 31, 2017 to principal, (ii) extend the maturity date to December 31, 2018 and (iii) clear and waive any existing defaults. At September 30, 2018 and December 31, 2017, the outstanding balance of the December 2013 and November 2014 Notes was $285,679 and $259,170, respectively.

In April 2015, Ondas Networks entered into a 10% per annum loan agreement with two individuals in the amount of $50,000 (the “April 2015 Note”). The original maturity of the April 2015 Note was July 1, 2015 (the “Original Maturity Date”). The accrued interest on the April 2015 Note through the Original Maturity Date was $4,000. Subsequent to the Original Maturity Date, the April 2015 Note accrues interest at a rate of 10% per annum. On February 11, 2016, the individuals and Ondas Networks entered into an agreement to amend the April 2015 Note to (i) extend the maturity date to April 1, 2017 and (ii) clear and waive any existing defaults. On November 30, 2017, the individuals and Ondas Networks entered into an agreement to further amend the April 2015 Note to (i) transfer all accrued and unpaid interest ($16,511) as of December 31, 2017 to principal, (ii) extend the maturity date to December 31, 2018 and (iii) clear and waive any existing defaults. At September 30, 2018 and December 31, 2017, the outstanding balance of the April 2015 Note was $66,511.

In November 2016, Ondas Networks entered into a 20% per annum loan agreement with an individual in the amount of $250,000 (the “November 2016 Note”). The original maturity of the November 2016 Note was November 11, 2017. In December 2016 Ondas Networks entered into a second 20% per annum loan agreement with the individual in the amount of $100,000. (the “December 2016 Note”). The original maturity of the December 2016 Note was December 20, 2016. On November 30, 2017, the individual and Ondas Networks entered into an agreement to amend the November and December 2016 Notes to (i) transfer all accrued and unpaid interest on the November and December 2016 Notes ($47,000 and $5,591, respectively) as of December 31, 2017 to principal, (ii) extend the maturity date to December 31, 2018 and (iii) clear and waive any existing defaults. At September 30, 2018 and December 31, 2017, the outstanding balance of the November and December Notes was $297,000 and $105,591, respectively.

In March 2017, Ondas Networks entered into a loan agreement with an individuals in the amount of $50,000 (the “March 2017 Note”). Accrued interest on the March 2017 Note was $10,000. The March 2017 Note and accrued interest were paid in full during 2017.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financing Agreement

During 2014 and 2015, Ondas Networks entered into certain unsecured financing agreements (the “Financing Agreements”) with an entity. Interest on the Financing Agreements accrued at 30% per annum for the first 104 days of each Financing Agreement and at 51% per annum thereafter. At December 31, 2015, the principal outstanding totaled $375,000 and accrued interest totaled $223,393. During 2016, and for the period from January 1, 2017 through November 17, 2017, additional interest was accrued totaling $191,250 and $168,282, respectively. On November 17, 2017, the entity and Ondas Networks agreed to (i) transfer all accrued and unpaid interest to principal, (ii) reduce the per annum interest rate to 10%, (iii) set the maturity date at December 31, 2018, and (iv) combine the Financing Agreements into a single loan (“November 2017 Note”). As of September 30, 2018 and December 31, 2017, the outstanding principal balance of the November 2017 Note was $957,925.

Promissory Notes

On December 14, 2015, Ondas Networks approved a private placement offering (“Private Placement”) seeking to sell to purchasers certain of our 10% promissory notes in the aggregate face amount of $750,000 (“Private Placement Notes”) with a term of 18 months. In connection with the Private Placement Notes, each lender (the “Private Placement Noteholders”) received warrants to purchase common stock (“Private Placement Warrants”), equal to 25% of the principal amount of the Private Placement Notes, exercisable at the lower of (i) $2.00 per share or (ii) 40% of the selling price of Ondas Networks’ shares in its proposed initial public offering.

In December 2015, pursuant to the terms of security purchase agreements between Ondas Networks and each investor (each a “Private Placement Note Purchase Agreement”), Ondas Networks completed the sale of $325,000 in principal amount of Private Placement Notes to investors in private placements and issued Private Placement Warrants to purchase an aggregate of 81,250 Ondas Networks Shares, with a term of ten years, an exercise price of $2.00 and a fair value of $63,398. As of January 1, 2018, the 81,250 Private Placement Warrants were surrendered to Ondas Networks in exchange for participation in a private placement of Ondas Networks Shares dated April 13, 2018.

Between February and July 2016, pursuant to a Private Placement Note Purchase Agreement, Ondas Networks completed the sale of $925,000 in principal amount of Private Placement Notes to investors in private placements and issued Private Placement Warrants to purchase an aggregate of 231,250 Ondas Networks Shares, with a term of ten years, an exercise price of $2.00 and a fair value of $168,678. As of January 1, 2018, the 231,250 Private Placement Warrants were surrendered to Ondas Networks in exchange for participation in a private placement of Ondas Networks Shares dated April 13, 2018.

On November 30, 2017, the Private Placement Noteholders and Ondas Networks entered into agreements to amend the Private Placement Notes to (i) transfer all accrued and unpaid interest ($118,682) as of December 31, 2017 to principal, (ii) extend the maturity date to December 31, 2018 and (iii) clear and waive any existing defaults. At September 30, 2018 and December 31, 2017, the total outstanding balance of the Private Placement Notes was $1,343,682.

Convertible Promissory Notes

During 2017, Ondas Networks and certain entities and individuals (the “Noteholder(s)”) entered into convertible promissory notes defined herein as (i) notes with mutual conversion preferences (“Group 1 Notes”) and (ii) notes with unilateral conversion preferences (“Group 2 Notes”).

Group 1 Notes. Between April 3, 2017 and August 1, 2017, convertible promissory notes in the aggregate amount of $1,865,000 were sold. Terms of the Group 1 Notes include (i) a maturity date based on the payment of the ratio of a Noteholders outstanding balance relative to the total of Group 1 and Group 2 Notes times 6% of gross revenue until 1.5 times the amount of each individual note is paid, (ii) the conversion price which is the lesser of (a) the price per share of common stock sold in a private placement or a public offering, discounted by 20%, or (b) the price per share of common stock based on a pre-money Ondas Networks valuation of $50 million on a fully diluted basis (the “Conversion Price”), (iii) the optional conversion, at any time after the closing of a private placement, wherein the Noteholder may convert the outstanding loan amount into common shares at the Conversion Price, (iv) the mandatory conversion, any time on or after a qualified public offering, wherein Ondas Networks may convert the outstanding loan amount into common shares at the Conversion Price, and (v) upon any conversion, Ondas Networks shall issue to the Noteholder warrants to purchase share of common stock equal to 10% of shares converted exercisable for three years at the Conversion Price.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Group 2 Notes. Between September 2, 2017 and January 8, 2018, convertible promissory notes in the aggregate amount of $1,175,000 were sold. Terms of the Group 2 Notes include (i) a maturity date based on the payment of the ratio of a Noteholders outstanding balance relative to the total of Group 1 and Group 2 Notes times 6% of gross revenue until 1.5 times the amount of each individual note is paid, (ii) the conversion price which is the lesser of (a) the price per share of common stock sold in a private placement or a public offering, discounted by 20%, or (b) the price per share of common stock based on a pre-money Ondas Networks valuation of $50 million on a fully diluted basis (the “Conversion Price”), (iii) the mandatory conversion, any time on or after a qualified public offering, wherein Ondas Networks may convert the outstanding loan amount into common shares at the Conversion Price, and (iv) upon the earlier of a private placement, initial public offering, or fundamental change, Ondas Networks shall issue to the Noteholder warrants to purchase share of common stock with an exercise price of $0.01 and exercisable for three years equal to the principal amount at the Conversion Price.

On July 11, 2018, the Ondas Networks board of directors, by written consent, approved certain changes to outstanding Convertible Promissory Notes. The action approved changes to the Group 2 Notes to match the Group 1 Notes and authorized the issuance of a Security Holder Consent Agreement wherein each Group 2 Note holder would agree to the change. As of September 28, 2018, except for one Group 2 Note holder, all other Group 2 Note holders have agreed to and executed their Security Holder Consent Agreement. The Group 2 Note holder that did not agree to the Security Holder Consent Agreement will continue under the terms of the Group 2 Notes.

On September 28, 2018, in conjunction with the Merger Agreement discussed in NOTE 1, the Group 1 Note noteholders and all but one Group 2 Note noteholders converted their outstanding Convertible Promissory Notes into an aggregate of 527,705 Ondas Networks Shares and were subsequently exchanged for an aggregate of 2,017,416 Company Shares resulting in a gain of $3,976,992. This amount was recorded as a gain on conversion of debt in our financial statements for the three and nine months ended September 30, 2018.

Notes payable and other financing consists of:

	September 30, 2018	December 31, 2017
Short Term:
Loan Agreements	$1,581,261	$1,563,951
Financing Agreement	957,925	957,925
Promissory Notes	1,343,682	1,343,682
	$3,882,868	$3,865,558

Long Term:
Convertible Promissory Notes	$300,000	$2,940,000
Debt Discount	—	(162,659)
	$300,000	$2,777,341

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 –SECURED PROMISSORY NOTE

On March 9, 2018, we entered into a Loan and Security Agreement (the “Agreement”) with an entity (the “Lender”) wherein the Lender made available to us a loan in the aggregate principal amount of up to $10,000,000 (the “Loan”). On March 9, 2018, the Company and the Lender entered into a Secured Term Promissory Note for $5,000,000, having a maturity date of September 9, 2019 (“Tranche A”). The Note bears interest at a per annum rate equal to the greater of (a) 11.25% or (b) 11.25% plus the Prime Rate, less, 3.25%. The Agreement also includes payments of $25,000 in loan commitment fees and $100,000 (1%) of the funding in loan facility charges. The loan commitment fees and $50,000 in loan facility charges associated with Tranche A were recorded as debt discount and amortized ratably over the life of the loan. There is also an end of term charge of $250,000. The end of term charge is being recorded as accreted costs over the term of the loan. The Note is secured by substantially all of the assets of the Company. On October 9, 2018, the Company and the Lender entered into a second Secured Term Promissory Note for $5,000,000, having a maturity date of April 9, 2020. See NOTE 11 – SUBSEQUENT EVENTS for further details.

The Agreement also contains covenants which include certain restrictions with respect to subsequent indebtedness, liens, loans and investments, asset sales and share repurchases and other restricted payments, subject to certain exceptions. The Agreement also contains financial reporting obligations. An event of default under the Agreement includes, but is not limited to, breach of covenants, insolvency, and occurrence of any default under any agreement or obligation of the Company. In addition, the Agreement contains a customary material adverse effect clause which states that in the event of a material adverse effect, an event of default would occur and the lender has the option to accelerate and demand payment of all or any part of the loan. A material adverse effect is defined in the Agreement as a material change in our business, operations, properties, assets or financial condition or a material impairment of its ability to perform all obligations under its Agreement. We were not in default of any conditions under the Loan and Security Agreements as of September 30, 2018. As of September 30, 2018, the principal balance was $5,000,000, net of debt discount of $46,995 and accreted cost totaled $93,351.

NOTE 9 – STOCKHOLDERS’ EQUITY

In December 2014, we issued 3,000,000 Company Shares to our former sole officer and director at a price of $0.0001 per share.

In June and July 2017, pursuant to a private placement, we sold 440,000 Company Shares at $0.05 per share. Subsequent to this private placement, on July 26, 2017 sole director of the Company approved a four (4) for one (1) forward split of our issued and outstanding Company Shares (the “4:1 Forward Split”). Simultaneous with the 4:1 Forward Split, our sole director surrender 8,000,000 Company Shares, returning them to our authorized but unissued shares. At July 26, 2017, we had 5,760,000 Company Shares outstanding.

On August 1, 2018, our sole director approved a 10 for one (1) forward split of our issued and outstanding Company Shares (the “10:1 Forward Split’), the effect of which increased the number of Company Shares issued and outstanding from 5,760,000 to 57,600,000.

In connection with the aforementioned Closing, we (i) amended and restated our articles of incorporation to increase our authorized capital to 360,000,000 shares, consisting of 350,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of “blank check” preferred stock, par value $0.0001 per share, (ii) issued an aggregate of 25,463,732 Company Shares for all of the then-outstanding Ondas Networks Shares, (iii) the former holders of the Ondas Networks Shares executed lock-up agreements (the “Lock-Up Agreements”), which provide for an initial 12-month lock-up period followed by a subsequent 12-month limited sale period, commencing with the date of Closing; and (iv) entered into a Common Stock Repurchase Agreement with an entity pursuant to which the entity sold an aggregate of 32,600,000 shares of Company Shares (the “Repurchase Shares”) to us at $0.0001 per share, for an aggregate consideration of $3,260. The Repurchase Shares were canceled and returned to our authorized but unissued shares. As of the Closing Date and September 30, 2018, we had 50,463,732 Company Shares issued and outstanding.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Equity Incentive Plan

In connection with the Closing, our board of directors approved, and our stockholders adopted, the 2018 Equity Incentive Plan (the “2018 Plan”) pursuant to which 10 million Company Shares have been reserved for issuance to employees, including officers, directors and consultants. No equity incentive instruments were outstanding at September 30, 2018.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of September 30, 2018.

Operating Lease

On November 11, 2013, Ondas Networks entered into a three-year lease agreement for 5,858 square feet of office space in Sunnyvale, California expiring on December 31, 2017 with a base rent ranging from $2,929 to $9,079 per month plus certain various expenses incurred. On October 16, 2017, Ondas Networks extended the lease agreement for an additional three years with an expiration date of December 31, 2020 (“2018 Extension”). The base rent in the 2018 Extension is $12,597, $13,473 and $15,231 for 2018, 2019 and 2020, respectively.

The future minimum lease payments, including a 3% monthly maintenance fee, are as follows:

Years Ending December 31,
2018 (3 months)	$38,925
2019	$166,526
2020	$188,255

On June 15, 2018, effective June 1, 2018, Ondas Networks entered into a five-year lease agreement for approximately 15,200 square feet of office space in Sichuan Province, China expiring on May 31, 2023 with a base rent ranging from, in U.S. dollars, approximately $9,200 to $9,700. Under the terms of the lease, the first three months are rent free and, we paid $28,000 in advance for the second three months at the time of the execution of the lease. Ondas Networks also made a deposit payment of $15,000. The base rent is approximately $9,200 for the period from June 1, 2018 through April 30, 2020 and approximately $9,700 for the period from May 1, 2020 through May 31, 2023. In addition to the base rent, we will pay a management fee of approximately $1,800 per month.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The future minimum lease payments (allowing for exchange rates) are approximately as follows:

Years Ending December 31,
2018 (3 months)	$36,950
2019	$110,849
2020	$114,544
2021	$116,392
2022	$116,392
2023	$48,497

NOTE 11 – RELATED PARTY TRANSACTIONS

On June 27, 2018, Zev Turetsky, our former sole officer and director, forgave loans made to us in 2017 and during the six months ended June 30, 2018 in the amount of $89,633. The amount forgiven was recorded as additional paid in capital on the accompanying unaudited condensed consolidated financial statements.

From time to time, the Ondas Networks’ Chief Executive Officer, Stewart Kantor, advanced funds to Ondas Networks to fund its operations. As of September 30, 2018 and December 31, 2017, advances due to Mr. Kantor were $0 and $155,645, respectively. These advances are reported on our balance sheet as advance from related party.

At the Closing, we entered into a Loan and Security Agreement with Energy Capital, a greater than 10% stockholder the Company, pursuant to which Energy Capital agreed to lend an aggregate principal amount of up to $10 million, subject to specified conditions.

NOTE 12 – SUBSEQUENT EVENTS

On October 9, 2018, the Company and the Lender entered into a second Secured Term Promissory Note for $5,000,000 having a maturity date of April 9, 2020 (the “Second Note”) to complete the Loan and Security Agreement for $10,000,000 (the “Agreement”) discussed in NOTE – 7 above. The Second Note bears interest at a per annum rate equal to the greater of (a) 11.25% or (b) 11.25% plus the Prime Rate, less, 3.25%. Pursuant to the terms of the Agreement, the Company is required to pay a $50,000 loan facility charge.

On October 30, 2018, Ondas Networks entered into a Sublease with Texas Instruments Sunnyvale Incorporated, regarding the sublease of approximately 21,982 square feet of rentable space in the building known as 165 Gibraltar Court, Sunnyvale, CA 94089, constituting the entire first floor of the premises (except the lobby and two stairwells), as defined under that certain Lease dated April 12, 2004, as amended by the First Lease Amendment dated March 15, 2005, a Second Amendment to Lease dated November 30, 2005, and a Third Amendment to Lease dated November 30, 2010 between Gibraltar Sunnyvale Holdings LLC and Texas Instruments Sunnyvale Incorporated. The Sublease begins on November 1, 2018 and ends on February 28, 2021 at a base monthly rent of approximately $28,577. A security deposit equal to one month’s rent will be held in trust and was due upon execution of the Sublease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our unaudited condensed consolidated financial statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 4, 2018, as amended by Amendment No. 1 on Form 8-K/A filed on October 22, 2018. In addition to historical information, the following discussion and analysis includes forward-looking information that involves risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in our Current Report on Form 8-K filed on October 4, 2018, as amended by Amendment No. 1 on Form 8-K/A filed on October 22, 2018.

Overview

On September 28, 2018, we consummated a reverse acquisition transaction to acquire a privately-held company, Ondas Networks Inc., and changed our name from “Zev Ventures Incorporated” to “Ondas Holdings Inc.” As a result, Ondas Networks Inc. (“Ondas Networks”) became our wholly owned subsidiary and we refer to this transaction as the “Acquisition.” In connection with the closing of the Acquisition, we discontinued the prior business of Zev Ventures as a reseller of sporting and concert tickets and our sole business became that of Ondas Networks.

We design, manufacture, sell and support FullMAX, our multi-patented wireless radio systems for secure, wide area mission-critical business-to-business networks. This radio system network provides point-to-multipoint, non-line of sight connectivity at communication speeds comparable to broadband applications. We utilize licensed VHF and UHF spectrum in our networks. Since its inception on February 26, 2006, Ondas Networks has devoted its efforts principally to research and development and raising capital. In 2018, Ondas Networks moved into the growth stage, investing in sales and marketing in order to build its customer base. Following the Acquisition on September 28, 2018, our business became that of Ondas Networks.

We have incurred significant net losses since inception. As of September 30, 2018, our accumulated deficit was $24.2 million. We expect to continue incurring substantial losses for the next several years as we continue to develop, manufacture and market our technologies. Our operating expenses are comprised of research and development expenses, general and administrative expenses, and sales and marketing expenses.

Our future capital requirements will depend upon many factors, including progress with developing, manufacturing and marketing our technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, our ability to establish collaborative arrangements, marketing activities and competing technological and market developments, including regulatory changes and overall economic conditions in our target markets.

Our business consists of a single segment of products and services all of which are sold and provided in the United States and certain international markets.

The Acquisition

On September 28, 2018, we entered into the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Zev Merger Sub, Inc. and Ondas Networks to acquire Ondas Networks. The transactions contemplated by the Merger Agreement were consummated on September 28, 2018 (the “Closing”), and pursuant to the terms of the Merger Agreement, all outstanding shares of common stock of Ondas Networks, $0.00001 par value per share, (the “Ondas Networks Shares”), were exchanged for shares of our common stock, $0.0001 par value per share (the “Company Shares”). Accordingly, Ondas Networks became our wholly-owned subsidiary and its business became the business of the Company.

At the Closing, each Ondas Networks Share outstanding immediately prior to the Closing was exchanged for 3.823 Company Shares (the “Exchange Ratio”), with all fractional shares rounded down to the nearest whole share. Accordingly, we issued an aggregate of 25,463,732 Company Shares for all of the then-outstanding Ondas Networks Shares.

In connection with the Closing, we amended and restated our articles of incorporation, effective September 28, 2018 to (i) change our name to Ondas Holdings Inc., and (ii) increase our authorized capital to 360,000,000 shares, consisting of 350,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of “blank check” preferred stock, par value $0.0001 per share. In connection with the Acquisition, our trading symbol changed to “ONDS” effective at the opening of business on October 5, 2018.

Also in connection with the Closing, (i) our sole director appointed additional individuals, who previously sat on the board of Ondas Networks and its chief executive officer, to serve on our board of directors, and our board of directors subsequently appointed our executive officers; (ii) the former holders of the Ondas Networks Shares executed lock-up agreements (the “Lock-Up Agreements”), which provide for an initial 12-month lock-up period followed by a subsequent 12-month limited sale period, commencing with the date of the Closing; (iii) we entered into a Common Stock Repurchase Agreement with an entity pursuant to which the entity sold an aggregate of 32,600,000 Company Shares (the “Repurchase Shares”) to us at $0.0001 per share, for an aggregate consideration of $3,260. The Repurchase Shares were canceled and returned to our authorized but unissued shares; (iv) our board of directors approved, and our stockholders adopted, the 2018 Equity Incentive Plan (the “2018 Plan”) pursuant to which 10 million Company Shares have been reserved for issuance to employees, including officers, directors and consultants; and (v) we entered into a Loan and Security Agreement with a current stockholder of the Company, pursuant to which the stockholder agreed to lend the Company an aggregate principal amount of up to $10 million, subject to specified conditions.

Recent Developments

On October 9, 2018, we issued a secured term promissory note in the principal amount of $5.0 million having a maturity date of April 9, 2020 (the “Second Note”) to Steward Capital Holdings LP (“Steward Capital”) under the Loan and Security Agreement, dated as of March 9, 2018 (the “Loan Agreement”), between Ondas Networks and Steward Capital. The Second Note bears interest at a per annum rate equal to the greater of (a) 11.25% or (b) 11.25% plus the Prime Rate, less 3.25%. All amounts outstanding under the Second Note are secured by a lien on our assets and become due and payable on the earlier to occur of September 19, 2019 or our completion of a capital raise with minimum proceeds to us of $20.0 million. Pursuant to the terms of the Loan Agreement, we are required to pay a $50,000 loan facility charge.

On October 30, 2018, Ondas Networks entered into a sublease agreement (the “Sublease”) with Texas Instruments Sunnyvale Incorporated (the “Sublessor”) for approximately 21,982 rentable square feet consisting of the first floor of the building located at 165 Gibraltar Court, Sunnyvale, California (the “Premises”). The Sublessor leases the Premises from Gibraltar Sunnyvale Holdings, LLC (the “Prime Landlord”) pursuant to a lease agreement dated April 12, 2004, as amended (the “Prime Lease”). The Sublease was consented to by the Prime Landlord. The Premises will serve as the Company’s new corporate headquarters and principal office space. The term of the Sublease is 32 months commencing on November 1, 2018 and expiring on February 28, 2021. Ondas Networks has no option to renew or extend the Sublease under its terms. Ondas Networks will pay base rent of approximately $28,600 per month during the term, plus additional monthly fees to cover operating expenses, certain legal fees due to the Sublessor and personal property taxes associated with the Premises. Under the terms of the Sublease, Ondas Networks is entitled to an abatement of the monthly base rent for the first two months of the term. In connection with the execution of the Sublease, Ondas Networks delivered to the Sublessor a cash security deposit in the amount of $28,600.

Key Components of Our Results of Operations and Financial Condition

Revenues

Our revenues are derived principally from the sale of our multi-patented wireless radio system FullMAX. We also provide a warranty/maintenance program wherein we offer such services through an annual contract. The warranty/maintenance contract requires payment in full at the time of execution of the contract. Revenue from the warrant/maintenance contract is initial recorded as deferred revenue and is subsequently recorded as income spread equitably over the term of the contract. Due to the ongoing development and commercialization process of our FullMAX solutions, our revenues have historically been generated by equipment trial and pilot programs and related services, in addition to a modest number of full network deployments. In addition, we have historically had limited sales and customer service resources to support higher sales volumes. In 2018, we expanded our customer sales and service personnel across multiple industries which we expect to lead to a larger number of sales opportunities and revenue in 2019.

Cost of Sales

Our cost of sales is comprised primarily of the cost of components included in our FullMAX system and other costs associated with the assembly and delivery thereto. We expect our investment in expanding our customer sales and service efforts to lead to increased volume of FullMAX equipment sales in future periods, which will lead to higher costs of sales. Higher unit sales volume will provide scale manufacturing opportunities which could lead to a decline in the cost of sales as a percentage of revenue in future periods.

General and Administration

General and administration expenses primarily include salary and benefit expense, legal and accounting services, professional services, rent and facilities costs, general liability insurances, and travel expenses. We expect these expenses to increase as a result of continued growth in headcount and support of our business and operations.

Sales and Marketing

Sales and marketing expenses primarily include salary and benefit expense, trade shows, marketing programs and promotional material, travel expenses, and the allocation of certain facility costs. We expect these expenses to increase as a result of continued growth in headcount and support of our business and operations.

Research and Development

Research and development expenses primarily include salary and benefit expense and costs for contractors engaged in research, design and development activities including intellectual property, travel expenses, and the allocation of certain facility costs. We expect our research and development costs to increase as we continue making investments in developing new products in addition to new versions of FullMAX.

Other Income (Expense)

Other income (expense) primarily includes interest expense, amortization of debt discount, changes in fair value of derivative liability, gains on the conversion of debt and other miscellaneous income and expenses.

Results of Operations

Three months ended September 30, 2018 compared to three months ended September 30, 2017

	Three months ended September 30,
	2018	2017	Increase (Decrease)
	(000s)
Revenue	$35	$40	$(5)
Cost of sales	6	16	(10)
Gross profit	29	24	5
Operating expenses:
General and administrative	613	557	56
Sales and marketing	602	116	486
Research and development	887	214	673
Total operating expense	2,102	887	1,215
Operating loss	(2,073)	(863)	(1,210)
Other income (expense)	1,625	(173)	1,798
Net loss	$(448)	$(1,036)	$588

Revenue

Our revenue was approximately $35,000 for the three months ended September 30, 2018 compared to approximately $40,000 for the three months ended September 30, 2017. The reduction in revenue was a result of a decrease in product sales.

Cost of sales

Our cost of sales was approximately $6,000 for the three months ended September 30, 2018 compared to $16,000 for the same period in 2017. The decrease in cost of sales was a result of changes in product mix and a reduction in product costs.

Gross profit

Gross profit was approximately $29,000 and approximately $24,000 for the three months ended September 30, 2018 and 2017, respectively, with gross margin of 83% and 60%, respectively. The increase in gross margin was primarily due to changes in product mix and a reduction in product costs, partially offset by a decrease in product sales.

General and administration expenses

General and administration expenses were approximately $613,000 for the three months ended September 30, 2018 compared to $557,000 for the three months ended September 30, 2017, an increase of approximately $56,000. The change is primarily a result of increases in personnel costs related to additional headcount.

Sales and marketing expenses

Sales and marketing expenses were approximately $602,000 for the three months ended September 30, 2018 compared to approximately $116,000 for the three months ended September 30, 2017, an increase of approximately $486,000. This increase was primarily due to the salaries and payroll-related expenses for additional headcount, as we expanded our sales team to support planned increase in sales of our FullMAX solutions.

Research and development expenses

Research and development expenses were approximately $887,000 for the three months ended September 30, 2018 compared to approximately $214,000 for the three months ended September 30, 2017, an increase of approximately $673,000. This increase was primarily due to increased contract activity with our third-party development partner related to continuing development of our FullMAX product line.

Other income (expense)

For the three months ended September 30, 2018, other income (expense) was approximately $1.6 million of income, primarily as a result of a gain on conversion of debt totaling approximately $4 million, partially offset by interest expense totaling approximately $2.4 million. For the three months ended September 30, 2017, other income (expense) of approximately $173,000 was primarily composed of interest expense.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

	Nine months ended September 30,
	2018	2017	Increase (Decrease)
	(000s)
Revenue	$83	$209	$(126)
Cost of sales	15	63	(48)
Gross profit	68	146	(78)
Operating expenses:
General and administration	1,160	1,052	108
Sales and marketing	1,143	351	792
Research and development	1,719	656	1,063
Total operating expense	4,022	2,059	1,963
Operating loss	(3,954)	(1,913)	(2,041)
Other income (expense)	105	(494)	599
Net loss	$(3,849)	$(2,407)	$(1,442)

Revenue

Our revenue was approximately $83,000 for the nine months ended September 30, 2018 compared to approximately $209,000 for the nine months ended September 30, 2017. The reduction in revenue was a result of a decrease in product sales.

Cost of sales

Our cost of sales was approximately $15,000 for the nine months ended September 30, 2018 compared to $63,000 for the same period in 2017. The decrease in cost of sales was a result of changes in product mix and a reduction in product costs.

Gross profit

Gross profit was approximately $68,000 and approximately $146,000 for the nine months ended September 30, 2018 and 2017, respectively, with gross margin of 82% and 70%, respectively. The increase in gross margin was primarily due to changes in product mix and a reduction in product costs, partially offset by a decrease in product sales.

General and administration expenses

General and administration expenses were approximately $1.2 million for the nine months ended September 30, 2018 compared to $1.1 million for the nine months ended September 30, 2017, an increase of approximately $108,000. The change is primarily a result of increases in personnel costs related to additional headcount.

Sales and marketing expenses

Sales and marketing expenses were approximately $1.1 million for the nine months ended September 30, 2018 compared to approximately $351,000 for the nine months ended September 30, 2017, an increase of approximately $792,000. This increase was primarily due to the salaries and payroll-related expenses for additional headcount, as we expanded our sales team to support the planned increase in sales of our FullMAX solutions.

Research and development expenses

Research and development expenses were approximately $1.7 million for the nine months ended September 30, 2018 compared to approximately $656,000 for the nine months ended September 30, 2017, an increase of approximately $1.1 million. This increase was primarily due to increased contract activity with our third-party development partner related to continuing development of our FullMAX product line.

Other income (expense)

For the nine months ended September 30, 2018, other income (expense) was approximately $105,000 of income, primarily as a result of gains on conversion of debt totaling approximately $4 million partially offset by (i) change in fair value of derivative liability totaling approximately $953,000 and (ii) interest expense totaling approximately $3 million. For the nine months ended September 30, 2017, other income (expense) was approximately $493,000 of expense, primarily composed of interest expense.

Liquidity and Capital Resources

We have incurred losses since inception. As of September 30, 2018, we had an accumulated deficit of approximately $24.2 million and notes payable of approximately $9.2 million, including approximately $3.9 million due and payable on December 31, 2018 and $5 million due and payable on September 29, 2019. As of September 30, 2018, we had cash and cash equivalents of approximately $516,000 and a working capital deficit of approximately $9.8 million. We have historically funded our operations primarily through debt and the sale of capital stock.

We believe our existing cash and cash equivalents as well as the $5 million in borrowings we drew down in October 2018 (see NOTES 7 and 12 in Item 1 of Part I of this report for further details) will be sufficient to fund our operating expenses and certain debt service requirements through December 31, 2018. At December 31, 2018 debt obligations totaling approximately $4 million mature and must be repaid. We currently do not have sufficient funds to repay those debt obligations and must secure additional equity or debt capital in order to repay those obligations, of which no assurance can be provided that we can obtain the needed funding on commercially reasonable terms or at all.

Under our credit facility with Energy Capital, LLC (“Energy Capital”), we may borrow up to $10 million and we intend to draw down funds beginning in January 2019; however, funds from this credit facility are not available to repay existing indebtedness.

Our ability to generate revenue and achieve profitability depends on our completion of our second-generation products and commencing the manufacture, marketing and sales of those products.  Beyond the $10 million made available through the Energy Capital credit facility, we have no commitments for any additional funding and no assurance can be provided that we will be able to raise the needed funds on commercially acceptable terms or at all.  These factors raise substantial doubt about our ability to continue as a going concern through November 13, 2019.  The financial information contained in Item 1 of Part I of this report have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and these financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Until we can generate significant revenues from operations, we will need to satisfy our future cash needs through public or private sales of our equity securities, sales of debt securities, incurrence of debt from commercial lenders, strategic collaborations, or licensing a portion or all of our technology. We cannot be sure that future funding will be available to us when we need it on terms that are acceptable to us, or at all. We sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs. The amount of funding we raise through sales of our common stock or other securities depends on many factors, including, but not limited to, the status and progress of our product development programs, projected cash needs, availability of funding from other sources, our stock price and the status of the capital markets. Due to the recent volatile nature of the financial markets, equity and debt financing may be difficult to obtain. In addition, any unfavorable development in the progress of our development, manufacturing, sales or marketing activities could have a material adverse impact on our ability to raise additional capital.

Summary of (Uses) and Sources of Cash

	Nine Months Ended September 30,
	2018	2017
	(000s)
Net cash used in operating activities	$(4,643)	$(2,306)
Net cash used in investing activities	$(186)	$—
Net cash provided by financing activities	$4,885	$2,319

Operating Activities

The principal use of cash in operating activities for the nine months ended September 30, 2018 was to fund our current expenses primarily related to product development and sales and marketing activity. The increase of approximately $2.3 million in cash used in operating activities for the nine months ended September 30, 2018 compared with the same period in 2017 was due primarily to an increase in our operating loss.

Investing Activities

An increase in spending on fixed assets and patents resulted in an increase in cash used in investing activities for the nine months ended September 30, 2018 compared with the same period in 2017.

Financing Activities

Financing activities represent the principal source of our cash flow. Our financing activities for the nine months ended September 30, 2018 provided net cash of approximately $4.9 million, which primarily consisted of approximately $5.1 million in proceeds from the issuance of convertible debt, partially offset by the repayment of advances from a related party. The cash provided by financing activities during the nine months ended September 30, 2017 included approximately $2.1 million in proceeds from the issuance of convertible debt and approximately $200,000 in proceeds from advances from related parties.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Critical Accounting Estimates

Please refer to our Form 8-K filed with the SEC on October 4, 2018, as amended by Amendment No. 1 on Form 8-K/A filed on October 22, 2018, including the audited financial statements and notes included therein as of and for the year ended December 31, 2017.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”), 2018-13 that eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The FASB developed the amendments to Accounting Standards Codification (“ASC”) 820 as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. We are currently evaluating the effect of this guidance on our disclosures.

In June 2018, the FASB issued “ASU” 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The amendments in ASU 2018-07 expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of ASU 2018-07 on our financial statements.

In July 2017, the FASB issued ASU 2017-11 (“ASU 2017-11”), Earnings Per Share (“ASC 260”), Distinguishing Liabilities from Equity (“ASC 480”), and Derivatives and Hedging (“ASC 815”). ASU 2017-11 is intended to simplify the accounting for financial instruments with characteristics of liabilities and equity. Among the issues addressed are: (i) determining whether an instrument (or embedded feature) is indexed to an entity’s own stock; (ii) distinguishing liabilities from equity for mandatorily redeemable financial instruments of certain nonpublic entities; and (iii) identifying mandatorily redeemable non-controlling interests. ASU 2017-11 is effective for the Company on January 1, 2019. We are currently evaluating the potential impact of ASU 2017-11 on our financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”). ASU 2016-15 is intended to reduce the diversity in practice regarding how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. There was no material effect on the 2018 financial statements upon adoption.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This guidance simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption was permitted in any annual or interim period for which financial statements have not been issued or made available for issuance, but all of the guidance was required to be adopted in the same period. If an entity early adopted the guidance in an interim period, any adjustments were required to be reflected as of the beginning of the fiscal year that includes that interim period. We adopted this update on January 1, 2017 and there was no material effect on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU 2018-11 to provide another transition method, allowing a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We plan to adopt the guidance on January 1, 2019. We are in the process of reviewing our lease agreements and evaluating the impact of this guidance on our financial statements. We anticipate recording additional assets and corresponding liabilities on our balance sheets related to operating leases within our lease portfolio upon adoption of this guidance.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In doing so, companies will need to use more judgment and make more estimates than under previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved the proposal to defer the effective date of ASU 2014-09 standard by one year. Early adoption was permitted after December 15, 2016, and the standard became effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations (ASU 2016-08), accounting for licenses of intellectual property and identifying performance obligations (ASU 2016-10), narrow-scope improvements and practical expedients (ASU 2016-12) and technical corrections and improvements to topic 606 (ASU 2016-20) in its new revenue standard. We adopted this update on January 1, 2018 and the adoption had no impact to our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to our management, as appropriate, in order to allow timely decisions in connection with required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this quarterly report on Form 10-Q.

Based on such evaluation, our principal executive officer and principal financial officer, have concluded that as of September 30, 2018, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Known material weaknesses in our internal control over financial reporting are summarized in the following paragraph.

As of September 30, 2018, we had limited employees and our Chief Executive Officer and Chief Financial Officer were responsible for initiating transactions, had custody of assets, recorded and reconciled transactions and prepared our quarterly financial reports without the sufficient segregation of conflicting duties normally required for effective internal control. We believe that the lack of segregation of duties is a material weakness in our internal controls at September 30, 2018 affecting management’s ability to conclude that our disclosure controls and procedures were effective at the reasonable assurance level.

While we intend to remediate the above-noted material weakness in the future, there is no assurance that we can remediate any control deficiencies in a timely manner.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

For information regarding known material risks that could affect our results of operations, financial condition and liquidity, please see the information under the heading “Risk Factors” in our Current Report on Form 8-K filed with the SEC on October 4, 2018, as amended by Amendment No. 1 on Form 8-K/A filed on October 22, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On September 28, 2018, in connection with the Acquisition, each outstanding share of Ondas Networks common stock was exchanged for 3.823 shares of Company common stock. We issued an aggregate of 25,463,732 shares of Company common stock upon such exchange of the outstanding shares of Ondas Networks common stock, which included no more than 35 non-accredited investors. The shares issued in conjunction with the Acquisition were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D (“Regulation D”) promulgated under the Securities Act, relative to transactions not involving a public offering.

Repurchase of Securities by Issuer

In connection with the Acquisition, we entered into a Common Stock Repurchase Agreement with Energy Capital pursuant to which Energy Capital sold an aggregate of 32,600,000 shares of our common stock, or the Repurchase Shares, to us at $0.0001 per share, for an aggregate consideration of $3,260. The Repurchase Shares were canceled and returned to our authorized but unissued shares of common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Exhibit Description	Filed Here-with	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

2.1	Agreement and Plan of Merger and Reorganization, dated as of September 28, 2018, by and among the Registrant, Zev Merger Sub, Inc. and Ondas Networks Inc.		Form 8-K (Exhibit 2.1)	10/4/2018	333-205271

3.1	Amended and Restated Articles of Incorporation of the Registrant.		Form 8-K (Exhibit 3.1)	10/4/2018	333-205271

3.2	Bylaws of the Registrant.		Form 8-K (Exhibit 3.2)	10/4/2018	333-205271

4.1	Form of Common Stock Certificate.		Form 8-K (Exhibit 4.1)	10/4/2018	333-205271

4.2	Form of Lock-up Agreement executed by the former stockholders of Ondas Networks Inc.		Form 8-K (Exhibit 10.1)	10/4/2018	333-205271

4.3	Common Stock Repurchase Agreement, dated as of September 28, 2018 between Registrant and Energy Capital, LLC.		Form 8-K (Exhibit 10.2)	10/4/2018	333-205271

4.4	Form of Secured Promissory Note issued to Steward Capital Holdings LP by Ondas Networks Inc., dated March 19, 2018.		Form 8-K (Exhibit 10.10)	10/4/2018	333-205271

4.5	Form of Secured Promissory Note issued to Steward Capital Holdings LP by Ondas Networks Inc., dated October 9, 2018.		Form 8-K (Exhibit 10.2)	10/15/2018	333-205271

4.6	Form of Revenue Loan Agreement Convertible Promissory Note issued by Ondas Networks Inc. (formerly Full Spectrum Inc.)	X

4.7	Form of Securities Purchase Agreement of Ondas Networks Inc. (formerly Full Spectrum Inc.)	X

10.1.1	Lease Agreement dated November 11, 2013 between Full Spectrum Inc. and SCP-1, LP.		Form 8-K (Exhibit 10.3)	10/4/2018	333-205271

10.1.2	Amendment to Lease Agreement dated October 16, 2017 between Full Spectrum Inc. and SCP-1, LP.		Form 8-K (Exhibit 10.4)	10/4/2018	333-205271

10.2	Loan and Security Agreement, by and between Full Spectrum Inc. and Steward Capital Holdings, LP, dated as of March 9, 2018.		Form 8-K (Exhibit 10.8)	10/4/2018	333-205271

10.3	Loan and Security Agreement, by and between Zev Ventures Incorporated and Energy Capital, LLC, dated as of September 28, 2018.		Form 8-K (Exhibit 10.9)	10/4/2018	333-205271

10.4#	Employment Agreement dated as of September 28, 2018 between Registrant and Eric A. Brock.		Form 8-K (Exhibit 10.5)	10/4/2018	333-205271

10.5#	Employment Agreement dated as of September 28, 2018 between Registrant and Stewart Kantor.		Form 8-K (Exhibit 10.6)	10/4/2018	333-205271

10.6#	2018 Incentive Stock Plan.		Form 8-K (Exhibit 10.7)	10/4/2018	333-205271

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

#       Denotes management compensation plan or contract.

*        The certifications attached as Exhibit 32 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Ondas Holdings Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of such Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 13, 2018

ONDAS HOLDINGS INC.

By:	/s/ Eric Brock
Eric Brock
Chairman and Chief Executive Officer

By:	/s/ Stewart Kantor
Stewart Kantor
President and Chief Financial Officer