Form 10-K
period 2018-12-31
Ondas Holdings Inc.
filed 2019-03-19
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission File Number: 000-56004

ONDAS HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	47-2615102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

165 Gibraltar Court, Sunnyvale, CA 94089
(Address of principal executive offices) (Zip Code)

(888) 350-9994
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 31(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant is unable to determine the aggregate market value of its common stock held by non-affiliates as of June 30, 2018. The registrant’s common stock was listed on the OTC Pink tier of the OTC Markets Group, Inc. under the symbol ZVVT; however, only a bid price of $1.00 was submitted on June 30, 2018, an ask price was not submitted and a trade of the registrant’s common stock had not been executed through June 30, 2018.

As of March 11, 2019, the registrant had 50,463,732 outstanding shares of common stock, $0.0001 par value.

ONDAS HOLDINGS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

PART I

Item 1.	Business.

Corporate Overview of Ondas Holdings Inc.

Ondas Holdings Inc. (the “Company”) was originally incorporated in Nevada on December 22, 2014 under the name of Zev Ventures Incorporated. On September 28, 2018, we consummated a reverse acquisition transaction to acquire a privately-held company, Ondas Networks Inc., and changed our name from “Zev Ventures Incorporated” to “Ondas Holdings Inc.” As a result, Ondas Networks Inc. (“Ondas Networks”) became our wholly owned subsidiary and we refer to this transaction as the “Acquisition.” In connection with the closing of the Acquisition, we discontinued the prior business of Zev Ventures as a reseller of sporting and concert tickets and our sole business became that of Ondas Networks. This Annual Report on Form 10-K reports our business and financial results on a consolidated basis and therefore, the use of the words “we,” “our,” the “Company” and “Ondas Holdings” means Ondas Holdings Inc. and its subsidiaries. Where necessary for clarification purposes, Ondas Holdings, Ondas Networks or Zev Ventures may be used independently.

Corporate Overview of Ondas Networks Inc.

Ondas Networks was originally incorporated in Delaware on February 16, 2006 under the name of Full Spectrum Inc. On August 10, 2018, the name was changed to Ondas Networks Inc.

Ondas Networks’ wireless networking products are applicable to a wide range of mission critical operations that require secure communications over large geographic areas. We provide wireless connectivity solutions enabling mission-critical Industrial Internet applications and services. We refer to these applications as the Mission-Critical Internet of Things (MC-IoT).

We design, develop, manufacture, sell and support FullMAX, our multi-patented, state-of-the-art, point-to-multipoint, SDR system for secure, licensed, private, wide-area broadband networks. Our customers purchase FullMAX system solutions to deploy wide-area intelligent networks (WANs) for smart grids, smart pipes, smart fields and any other mission critical network that need internet protocol connectivity. We sell our products and services globally through a direct sales force and value-added sales partners to critical infrastructure providers including electric utilities, water and wastewater utilities, oil and gas producers, and for other critical infrastructure applications in areas such as homeland security and defense, and transportation.

TARGET INDUSTRIES AND APPLICATIONS

In 2015, Ondas Networks began working closely with the Institute of Electrical and Electronics Engineers (IEEE), the Utilities Technology Council (UTC), the Electric Power Research Institute (EPRI) and leading U.S. electric utilities to develop a new mission critical wireless Industrial Internet standard. Ondas Networks served in a leadership capacity during the development of the new IEEE 802.16s standard for private cellular networks, which was published in the fourth quarter of 2017. The specifications in the IEEE 802.16s standard are primarily based on our FullMAX technology and many of our customers and industrial partners actively supported our technology during the standards-making process. We believe that the standard will be instrumental in driving widespread adoption of the technology by the electric utility and other critical infrastructure industries both in the United States and international markets. Since IEEE 802.16s was published, there has been a significant increase in interest from customers in end markets including oil & gas, water and wastewater, transportation and homeland security. We believe we are currently the only supplier able to offer IEEE 802.16s compliant systems and are actively working with customers and industry partners to help develop and support a multi-vendor MC-IoT industry ecosystem for this standard.

Our FullMAX system of wireless base stations, fixed and mobile remote radios and supporting technology is designed to enable highly secure and reliable Industrial-grade connectivity for truly mission-critical applications. The target customers for our products operate in critical infrastructure sectors of the global economy. Private cellular networks are typically the preferred choice of these large industrial customers with business operations spanning large field areas. Private networks provide enhanced protection against cyber terrorism, as well as natural and man-made disasters, and the ability for the operator to maintain and control their desired quality of service. Our IEEE 802.16s compliant equipment is designed to optimize performance of unused or underutilized low frequency licensed radio spectrum and narrower channels. A FullMAX wireless network is significantly less expensive to build compared to traditional LTE networks given its ability to optimize the performance of lower cost radio spectrum (non-traditional LTE bands) and provide much greater coverage. In all of our industrial end markets, the adoption of low-cost edge computing and increased penetration of “smart machinery” and sensors is driving demand for next-generation networks for IoT applications such as those powered by FullMAX.

In addition to selling our FullMAX solutions for dedicated private wide area networks, we have begun to offer a mission critical wireless service to industrial customers and municipalities in the form of a Managed Private Network. We currently have demonstration networks in the metropolitan New York area and in Northern California in association with a nationwide spectrum owner. We have deployed, with our spectrum associate, a FullMAX-powered network along the east coast covering the “Route 5 corridor” reaching from eastern Pennsylvania and southern New Jersey and the metropolitan New York network northward up to the metropolitan Boston area. Collectively, these networks cover tens of thousands of square miles in some of the nation’s most strategic economic areas. When fully deployed and operational, this managed service will be priced on a monthly usage basis for our customers.

Target Customers

The target customers for our products operate in critical infrastructure sectors of the global economy. Private cellular networks are typically the preferred choice of these large industrial customers with business operations spanning large field areas. Private networks provide enhanced protection against cyber terrorism, as well as natural and man-made disasters, and the ability for the operator to maintain and control their desired quality of service. The existing public carrier networks based on LTE technology are designed for mobile consumer usage and are not architected for MC-IoT applications. Wi-Fi-based IoT offerings have similar shortcomings related to security, availability and reliability which are likewise unacceptable for mission-critical functions.

Our FullMAX technology offers a next-generation upgrade path for existing private networks currently managed by our industrial customers. These networks will typically be deployed on the existing tower and backhaul infrastructure owned by our customers reducing incremental infrastructure costs. Ondas networks offer much faster data throughput and more efficient radio frequency utilization relative to existing private networks which are based largely on legacy, proprietary technologies. We believe the IEEE 802.16s standard is an important catalyst for the MC-IoT upgrade cycle as our critical infrastructure customers increasingly prefer standards-based technology. Standards-based solutions offer a deeper ecosystem of suppliers which results in more price and service competition and lower costs. The IEEE 802.16s standard is relevant for all critical infrastructure providers with operations covering large field areas and as such, the market potential is sizeable enough to attract a deep ecosystem of hardware and software solutions providers as well as ancillary service organizations to support our customers.

We believe our FullMAX powered WANs serve the high end of the value chain as compared to mass-market, low-powered, narrowband solutions such as LoRa, Sigfox and NB-IoT technologies which are being offered by public carriers. Our customers require wide-area coverage with broadband speeds and low latency performance for operating environments managed over large field areas, which we can provide cost effectively.

The Market for our Products

Our FullMAX system of base stations, fixed and mobile remote radios and supporting technology is designed to enable highly secure and reliable Industrial-grade connectivity for truly mission-critical applications. We offer a range of products with different options for narrowband and broadband applications. Our SDR platforms offer unmatched flexibility with respect to the radio frequencies in which they operate (ranging from 30 MHz to 6 GHz) and channel size configurations (ranging from 12.5 KHz to 10 MHz).

The global end markets for our MC-IoT solutions are established large and poised to grow rapidly given the key role connectivity will play in next generation IoT-type applications. Firms like Cisco and Gartner forecast that there will be billions of connected IoT devices installed by 2020; many of them will be deployed for industrial applications. Dell’Oro Group estimates that Wide Area IoT spending; including low power WAN deployments which we compete with will reach $33.0 billion for carriers and infrastructure vendors by 2022, growing approximately 2.5xs from 2017. Ondas Networks is leveraging its industry expertise and FullMAX technology to develop an enhanced range of products to capitalize on this burgeoning opportunity and is poised to become the leading supplier of private cellular network products. In all our industrial end markets, the adoption of low-cost edge computing and increased penetration of “smart machinery” is driving demand for next-generation networks for IoT applications such as those powered by FullMAX.

According to research firm MarketsandMarkets, worldwide spending on communications by the electric utility sector should grow over 15% per year and are expected to reach $15.4 billion annually by 2021. This growth is being driven by distributed and renewable power generation projects and regulatory requirements for secure and reliable power generation and distribution as the industry deals with aging infrastructure. Market forecasts for oil & gas producers, water and wastewater utilities, homeland security, transportation and other critical infrastructure segments are similarly large. For example, MarketsandMarkets forecasts that spending on oilfield communications will reach $4.5 billion by 2022, which would represent an annual growth of 7.9% from today. In addition, the US Railroad sector is expected to spend over $10.0 billion in aggregate by 2020 to fully implement Positive Train Control (PTC) functions as required by federal regulations according to the American Association of Railroads.

Our Products and Services

Ondas Networks’ FullMAX Base Station and Remote radios are deployed by our customers to create wide-area wireless communication networks. A FullMAX network provides end-to-end IP connectivity, allowing utilities to extend their secure corporate networks into the far reaches of their service territories.

FullMAX radios include a variety of security measures to protect the network against cyber terrorist attacks, and to safeguard critical assets and information.

FullMAX radios are frequency agile and may be deployed in a wide variety of channel sizes, operating in any frequency between 30 MHz and 6 GHz.

FullMAX radios use a SDR platform to implement standard versions of the IEEE 802.16 protocol, including Mobile WiMAX and the new 802.16s amendment which supports narrower channels.

The FullMAX SDR platform also supports extensions to provide further flexibility and performance beyond the standard implementations.

FullMAX radios can operate at high transmit power (up to 20 watts) at both the Base Station and Remote sites providing fixed and mobile data connectivity up to 30 miles from the tower site. This results in up to 2,800 square miles of coverage from a single FullMAX tower compared with the 28 square miles typically supported by other 4G technologies. This dramatically reduces the infrastructure cost of building and operating a private cellular network. For example, to cover a territory of over 10,000 square miles may require only four FullMAX towers compared with more than 350 typical 4G towers, depending on the topography of the region.

We provide a variety of services associated with the sale of our FullMAX products including network design, RF planning, product training and spectrum consulting. We generate annual recurring revenue from maintenance agreements to provide customers with technical support, extended hardware warranties and software services — including software fixes, upgrades and new features.

FullMAX Network Architecture

Our Growth Strategy

Our goal is to be a global leader in providing wireless connectivity solutions enabling mission-critical Industrial Internet applications and services. We intend to leverage our FullMAX technology and the IEEE 802.16s standard to achieve this goal. We plan to go “Deep and Wide” in the marketing of our connectivity solutions into global critical infrastructure end markets. Our strategy is to deeply penetrate our traditional end markets, including electric and water utilities while continuing the expansion of our distribution and support capabilities into new vertical end markets such as we have recently done in the oil & gas and transportation sectors.

The key elements of our growth strategy include the following:

●	Expand our Global Customer Sales and Field Support organization. To penetrate our targeted critical infrastructure end markets, we will continue to grow our customer sales and field support capabilities by recruiting and hiring personnel with relevant industry expertise. We currently have 26 people in sales and support functions and, we expect to recruit and hire additional talent in these functional areas by the end of 2019. These employees are staffed out of our Sunnyvale headquarters and our Chengdu headquarters in China. We also have smaller regional offices located in Massachusetts, North Carolina and Washington, D.C. targeting specific vertical end markets including electric utilities, oil and gas, and transportation. We also intend to expand our third-party distribution efforts by entering into additional value-added reseller agreements.

●	Promote the development of a multi-vendor ecosystem in support of IEEE 802.16s. Through our market development efforts, we plan to engage with established communications hardware and software vendors and open our technology platform to them via OEM or licensing arrangements. To further our ecosystem development efforts, we will also pursue partnerships and joint ventures with value-added technology providers including IoT software platform providers or manufacturers of industrial sensors or smart machinery in need of next-generation enabling connectivity solutions.

●	Develop new products to continuously improve our customer value. We expect to introduce two new hardware platforms, Jupiter and Mars, over the next two quarters. These platforms provide enhanced functionality for bay station applications. In addition, we are developing our Mercury remote radio which will address the burgeoning MC-IoT market for high volume, lower cost endpoint radios. The Mercury radios are integrated into our FullMAX private network solutions, are compliant with IEEE 802.16s requirements and can be utilized in both Tier 1 and Tier 2 network configurations. We expect to release our Mercury radios in the second quarter of 2019.

●	Expand mainland China operations. We have established a subsidiary in China to grow our marketing and business development activities in China to market our wireless broadband solutions and standards-based technology to critical infrastructure sectors within China and throughout Asia. Marketing and customer support activity will be executed via a mixture of direct sales and third-party relationships that we are currently exploring. In addition, we plan to supplement our production capabilities by further developing our components supply chain and assembly and test capabilities in China to produce FullMAX systems for both domestic customers and export from China.

●	Continue to lower product manufacturing costs to drive customer value and enhance our profitability. We currently use best in class outsourced contract manufacturing while leveraging our internal product design and development capabilities. We expect to secure lower component costs via the further development of our supply chain in Asia for high volume production. In addition, we plan to develop internal capabilities for product assembly and testing in China. Certain target markets (e.g. government and security) may require domestic manufacturing and/or final assembly in local markets. Using discrete, portable manufacturing packages will allow us to retain this option.

●	Expand our MC-IoT capabilities via partnerships, joint ventures or acquisitions. In addition to internal investment and development, we will actively pursue external opportunities to enhance our product offerings and solutions for our critical infrastructure customers via joint ventures, partnerships and acquisitions. This activity will be focused on companies with complementary technologies or product offerings or synergistic distribution strategies.

Sales and Marketing

We generate sales leads and new customers through direct sales efforts, third-party resellers, customer referrals, consultant referrals, trade show attendance, general marketing efforts and public relations.

After basic qualification of the prospect, the typical sales process starts with the customer supplying us with key information regarding their network assets including the location of their existing radio tower sites and the remote locations where they require data connectivity. We use this information to generate radio frequency coverage maps based on our FullMAX technology. This information is formatted into a proposal which is then reviewed with the customer to determine the suitability of our solution. The next step typically involves a customer paid onsite lab evaluation of our products during which the customer tests for basic functionality, security and application compatibility. This is typically followed by a live, real world outdoor test in which the customer purchases additional equipment to communicate with a representative number of utility infrastructure control points.

Following the successful evaluation of the FullMAX product in a pilot network, the customer may choose, or be required, to complete a Request for Proposal (RFP) or Request for Quotation (RFQ) process to address the requirements of their entire network. We have participated in many such processes and have developed an extensive library of material and processes for responding effectively and efficiently in a timely manner.

If we are selected, we typically enter into contract negotiations with the customer based on our standard terms and condition of sale, software licensing agreement and warranty policy. The customer then generates a purchase order and we commence fulfillment of the order. Many purchase orders allow for or require phased delivery of products over several months or years.

Many of our customers are conservative in their decision-making process. Sales cycles for new customers can vary from one to three years depending on the complexity of the customer’s network, whether the customer is subject to state regulations, and annual budget cycles. We believe that the sales cycle will shorten as we build our market presence with successful FullMAX deployments which will serve as reference customers and as the IEEE 802.16s multi-vendor ecosystem develops.

Manufacturing, Availability and Dependence upon Suppliers

We design the printed circuit boards and enclosures for our radios and maintain the bill of materials for all of the products we manufacturer. A Bill of Materials (BOM) is a list of the raw materials, sub-assemblies, intermediate assemblies, sub-components, parts and the quantities of each needed to manufacture an end product. The physical manufacturing of FullMAX circuit boards is outsourced to best-in-class industrial contract manufacturers. The contract manufacturer is responsible for sourcing the majority of components in the BOM, assembling the components onto the printed circuit boards and then delivering the final boards to us. Once at our facility, the boards are tested, then placed into enclosures and programmed with the appropriate software. The radios are then configured according to the requirement of the network and run through system level tests before being packaged and shipped to the customer.

We have elected to outsource manufacturing in order to allow us to focus on designing, developing and selling our products. Furthermore, outsourced manufacturing allows us to leverage the economies of scale and expertise of specialized outsourced manufacturers, reduce manufacturing and supply chain risk and distribution costs. We maintain multiple contract manufacturers, both domestically and internationally, to ensure competitive pricing and to reduce the risk from a single manufacturer.

Customer Support

We supply our customers with installation manuals, user guides and system documentation as well as onsite training customized to their specific needs. We are also capable of supporting installation and commissioning services either internally or, for extensive projects, through subcontracted third-party specialists.

We provide remote support to our customers including radio configuration assistance, hardware and software troubleshooting, software updates and software enhancements. The original purchase price of all FullMAX radios includes a one-year hardware warranty and software maintenance plan. After one year, in order to continue their hardware warranty and software maintenance, the customer enters into an Annual Support Agreement with us, the cost of which is based on the total value of our products deployed — typically ranging from 10-15% of the current selling price.

Product Development

We retain a dedicated team of software and hardware engineers that are responsible for developing and maintaining various aspects of our FullMAX technology. The core technology is based on state-of-the-art digital signal processing (DSP) chipsets, field programmable gate arrays (FPGAs), and general-purpose processors. In wireless nomenclature, this concept is referred to as SDR technology.

We believe FullMAX is one of the most flexible SDRs for private WANs on the market today. It can be viewed in contrast to most other commercial wireless technologies (e.g. LTE, Wi-Fi, etc.) which are based on dedicated communications chipsets with very limited flexibility. We have purposely designed the technology with a wide range of flexibility given the current and evolving requirements of industrial field area data networks. Specifically, there is the need to accommodate legacy protocols that predate Internet Protocol (IP) and Ethernet while also supporting some of the most advanced protocols in the world including multiprotocol label switching (MPLS). Our flexible hardware and software radio architecture ensures we can support the entire range of protocols as our customers evolve their networks and applications.

Our SDR technology also provides our customers with unmatched flexibility with respect to radio spectrum frequency bands and channel sizes. Our FullMAX radios work in frequency bands ranging from 30 MHz to 6 GHz and in channel sizes from 12.5 kHz to 10 MHz. This flexibility allows our customers to repurpose their existing underutilized spectrum assets or access new licensed radio spectrum at a lower cost.

FullMAX radios have three major software components: (i) general embedded Linux-based software, (ii) DSP software, and (iii) FPGA software. FullMAX Base Stations and Remote radios have distinct software packages which combine these three components. Also, different computer software tools are used to develop the source code for each of the components. Hardware design and development is completed using standard computerized hardware design tools.

Our product design process begins with detailed requirements supplied from current and prospective customers. These inputs then flow into our development roadmap which is divided into six, 12 and 36-month plans. A majority of our ongoing development is software related which includes the following development process: (i) requirements specification, (ii) high level design, (iii) detailed design, (iv) coding, (v) unit test, (vi) integration tests, (vii) lab verification tests, and (viii) outdoor deployment verification.

FullMAX is currently available on our Venus hardware platform with transmit power up to four (4) watts. In addition, we have two new hardware platforms under development. Our Jupiter hardware platform offers enhanced processing power combined with two (2) four-watt power amplifiers and will be available in the first quarter of 2019. We expect to introduce our Mars hardware platform in the second quarter of 2019 which will be our highest transmit power radio with up to 100 watts. Both Jupiter and Mars are targeted toward customer Base Station applications.

Our new ruggedized outdoor platform, Neptune, is at an advanced stage of development and will be productized based on customer demand. Neptune has the same functionality as the Venus platform but is designed to be IP65 compliant for outdoor operation and to sustain extreme shock and vibration according to the U.S. military standard MIL STD-810.

We have various development programs in place to enable multi-input and multi-output (MIMO) functionality for the Venus, Jupiter and Mars platforms with various projects expected to be completed in each of the first three quarters of 2019.

Our FullMAX technology is currently a single-tier (Tier 1) point-to-multi-point broadband wireless system. Our FullMAX topology evolution includes the development of our Mercury product, a low-cost end point designed for licensed MC-IoT communication in either a first tier or second tier networks installation. The Venus platform will be used as the concentrator of the second tier. In a two-tier topology, the Tier 2 system will be aggregated via a Tier 1 Remote Station. We expect to have the Tier 2 network elements available for customer deployments in the second quarter of 2019.

Research & Development

Our ability to develop state-of-the-art and cost-effective solutions relative to our competitors can only be achieved through our continued research and development efforts. Our research and development activities are headed by Menashe Shahar, our Chief Technology Officer, based in our Sunnyvale, California headquarters. Mr. Shahar is a co-founder of the Company and has over 30 years of telecommunications system development experience, including the design and implementation of broadband wireless data systems for top tier system integrators and service providers including WorldCom, Nortel and ADC. Mr. Shahar has been awarded multiple patents in the data communications industry and has been an active participant in major wireless standardization activities including IEEE 802.16. In addition to internal research and development efforts, we also engage third-party consultants to assist us in our research and development activities.

Our research and development team works closely with our customer support team, and incorporates feedback from our customers into our product development plans to improve our products and address emerging market requirements.

Our research and development expenses were $3,076,502 and $1,002,625 for the years ended December 31, 2018 and 2017, respectively.

Intellectual Property

We rely primarily on patent, trademark and trade secret laws to protect our proprietary technologies and intellectual property. As of this filing, we held a total of four issued patents in the U.S. and nine pending patent applications worldwide. Our patents expire between 2029 and 2036, subject to any patent extensions that may be available for such patents. Our intellectual property centers around creating and maintaining robust, private, highly secure, broadband industrial wireless networks using our FullMAX radio technology for our mission critical customers’ networks. We view our patents as a key strategic advantage as the markets for industrial wireless connectivity grows and as these industries move to standardized solutions and will enable us to earn licensing fees and/or royalties for the use of our patents.

We have a policy of requiring prospective business partners to enter into confidentiality and non-disclosure agreements (NDAs) before disclosure of any of our confidential or proprietary information.

Seasonality

We do not believe that the industry in which we compete is subject to seasonal sales fluctuation; however, we do recognize that a typical sales cycle for new customers may take from one to three years depending on the complexity of their network and whether the customer is subject to state regulations and/or annual budget cycles.

Dependence on a Single Customer

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue. During the year ended December 31, 2018, two customers accounted for approximately $145,000 and $32,000 of our revenue or 76% and 17%, respectively. No other customers provided more than 10% of our revenue during 2018. During the year ended December 31, 2107, three customers accounted for approximately $156,000, $50,000 and $41,000 of our revenue or 51%, 18% and 15%, respectively. No other customers provided more than 10% of our revenue during 2017. The loss of either of these customers could have a material impact on our business results of operations, at least in the short term.

Competition

We compete with alternatives to wireless technology, public cellular data networks and private wireless networking products from other manufactures. We believe that each of these competing solutions has core weaknesses when compared to FullMAX.

Non-wireless technologies:

●	Leased Phone Lines – Analog lines are being retired by the phone companies and are not being replaced by new digital lines, especially where the grid assets are located.

●	Power Line Carrier – The transmit speeds supported by this technology are typically too low to meet the data rates of new applications. Furthermore, the service may not be available if there is an interruption in the grid (e.g. downed power lines); often the situation when communication is mission critical.

●	Private Fiber – Fiber is a point-to-point technology which has many points of failure (e.g. accidental or malicious fiber cuts) and security vulnerabilities (e.g. tapping). Underground fiber is cost prohibitive in most cases and above ground is susceptible to the same failures as downed power lines.

Alternate technologies:

●	Satellite Technologies — These technologies provide good coverage, but throughput is limited and latency is too high to support mission-critical applications for our customers. These technologies can be very costly as compared to our products and systems.

●	Low-Power Wide Area Networks (LP-WANs) — LP-WAN solutions such as LoRa, Sigfox and NB-IoT are architected with lower power, the purpose of which is to make these typically sensor-based networks lower-cost solutions. The low powered equipment means these systems have lower throughput and higher latency and are not reliable for mission-critical applications that require both monitoring and control functions.

Public cellular data networks:

●	Public networks are vulnerable to cyber security attacks from anywhere in the world including denial of service attacks; private networks can operate independent of the public internet.

●	Public networks are susceptible to prolonged outages during man-made and natural disasters (e.g. 9/11, Hurricane Sandy, etc.), exactly when utilities and mission critical entities require the greatest reliability.

●	Public networks are typically designed for population coverage rather than the geographic areas required by critical infrastructure providers, which often include remote locations.

●	Public networks are by definition oversubscribed, shared networks without the necessary prioritization service to support mission critical applications.

●	Public networks typically use shared infrastructure including tower sites and long-haul fiber connections resulting in vulnerabilities at many points.

●	Public networks are designed to support high capacity downloading and streaming applications with limited upload bandwidth available. Utilities typically require the reverse traffic flow, often uploading data from a large number of remote locations.

Other private wireless products:

●	Unlicensed Point to Multipoint Wireless (e.g. Wi-Fi) — This equipment is very inexpensive to purchase but is subject to interference, has many security vulnerabilities, uses a contention-based protocol and transmits only over short range. Deploying Wi-Fi over wide areas is cost prohibitive.

●	Private Licensed Narrowband Wireless Radios — These networks can provide good coverage and range but are typically too slow and lack sufficient bandwidth to support new applications and the increased number of data connections required.

Governmental Regulations

Our operations are subject to various federal, state and local laws and regulations including:

●	Authorization from the Federal Communications Commission (FCC) for operation in various licensed frequency bands,

●	customers’ licenses from the FCC,

●	licensing, permitting and inspection requirements applicable to contractors, electricians and engineers,

●	regulations relating to worker safety and environmental protection,

●	permitting and inspection requirements applicable to construction projects,

●	wage and hour regulations,

●	regulations relating to transportation of equipment and materials, including licensing and permitting requirements,

●	building and electrical codes; and

●	special bidding, procurement and other requirements on government projects.

We believe we have all the licenses materially required to conduct our operations, and we are in substantial compliance with applicable regulatory requirements. The operation of our manufactured products by our customers (network providers and service providers) in the U.S. or in foreign jurisdictions in a manner not in compliance with local law could result in fines, business disruption, or harm to our reputation. The changes to regulatory and technological requirements may also alter our product offerings, impacting our market share and business. Failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses, or could give rise to termination or cancellation rights under our contracts or disqualify us from future bidding opportunities.

Employees

As of March 15, 2019, we have 35 full-time employees. Additionally, from time to time, we may hire temporary employees. We also utilize contractors to manufacture components, for certain research and development and for system deployment functions. None of our employees are covered by a collective bargaining agreement and we are unaware of any union organizing efforts. We have never experienced a major work stoppage, strike or dispute. We consider our relationship with our employees to be good.

Subsidiaries

We have two wholly owned subsidiaries, Ondas Networks Inc., a Delaware corporation, which is our operating company, and FS Partners (Cayman) Limited, a Cayman Islands limited liability company. We have two majority owned subsidiaries, Full Spectrum Holding Limited, a Cayman Islands limited liability company, and Ondas Network Limited, a company registered to do business in China. Full Spectrum Holding Limited owns 100% of Ondas Network Limited, a company registered to do business in China. Both FS Partners (Cayman) Limited and Full Spectrum Holding Limited were formed for the purpose of beginning operations in China.

Corporate Information

We are a Nevada corporation. Our corporate headquarters and operation facilities are located at 165 Gibraltar Court, Sunnyvale, CA 94089. Our telephone number is (888) 350-9994 and our fax number is (408) 300-5750. We maintain a website at http://www.ondas.com.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as section 16 reports on Form 3, 4, or 5, are available free of charge on our website at http://www.ondas.com as soon as it is reasonably practicable after they are filed or furnished with the SEC. Our Code of Business Conduct and the charters for the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee of our Board of Directors are also available on our website. The Code of Business Conduct and charters are also available in print to any shareholder upon request without charge. Requests for such documents should be directed to Eric Brock, Chief Executive Officer, at 165 Gibraltar Court, Sunnyvale, CA 94089. Our Internet website and the information contained on it or connected to it are not part of, or incorporated by, reference into this Form 10-K. Our filings with the SEC are also available on the SEC’s website at http://www.sec.gov.

Item 1A.	Risk Factors

RISK FACTORS

Investing in our common stock involves a high degree of risk. Before you invest in our common stock, you should carefully consider the following risks, as well as general economic and business risks, and all of the other information contained in this Report. Any of the following risks could harm our business, operating results and financial condition and cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. When determining whether to invest, you should also refer to the other information contained in this Report including our financial statements and the related notes thereto.

Risks Related to Our Business and Industry

We have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability.

Since our inception, we have incurred significant net losses. To date, we have financed our operations primarily through sales of our equity securities and debt financings.

To implement our business strategy we need to, among other things, continue to attract new employees, complete the development of our low cost Mercury end points, develop an eco-system for the IEEE 802.16s wireless standard, establish high volume manufacturing (outsourced), and establish new distribution channels including those in international markets. We have never been profitable and do not expect to be profitable in the foreseeable future. We expect our expenses to increase significantly as we pursue these objectives. The extent of our future operating losses and the timing of profitability are highly uncertain, and we expect to continue incurring significant expenses and operating losses over the next several years. Any additional operating losses may have an adverse effect on our stockholders’ equity, and we cannot assure you that we will ever be able to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our development efforts, obtain regulatory approvals, diversify our product offerings or continue our operations.

While we have historically worked with electrical utilities, we are currently expanding into new vertical end markets such as water utilities, oil and gas and transportation, in which we have limited prior operating history. Failure to establish ourselves in these new markets can have a material adverse effect on our business prospects.

We have historically worked with and geared our product offerings to the requirements of the electrical utilities and other suppliers of electrical power. We have in the past few years expanded our product design and development efforts to address the needs of other mission critical infrastructures, such as water utilities, oil and gas production and transportation. Achieving market acceptance in these new markets, of which no assurance can be provided, is critical to our success. While we believe that the adoption of industry standards should facilitate our entry into these new markets, no assurance can be provided that our product offerings will be adopted or accepted.

The IEEE 802.16s wireless broadband standard is newly published and adoption of this standard by customers in our target critical infrastructure sectors is uncertain.

The IEEE 802.16s wireless broadband standard was published in October 2017. In addition, we are currently the only vendor of IEEE 802.16s compliant equipment. The benefit of the standard to buyers of our equipment are greater when there exists a large, deep market in terms of the number of customers. A large market benefits from the scale provided such that many vendors can compete on service, price and quality of solution driving improved value for customers. If a large end market doesn’t develop and customers don’t see the related benefits from the standard, we may not be able to grow our business. However, we believe that it is too early to accurately gauge the adoption by our target markets of this new evolving standard and there can be no assurances that this technology standard will be widely adopted by our target customers.

Failure to manage our planned growth could place a significant strain on our resources.

Our ability to successfully implement our business plan requires an effective plan for managing our future growth. We plan to increase the scope of our operations. Current and future expansion efforts will be expensive and may significantly strain our managerial and other resources and ability to manage working capital. To manage future growth effectively, we must manage expanded operations, integrate new personnel and maintain and enhance our financial and accounting systems and controls. If we do not manage growth properly, it could harm our business, financial condition or results of operations and make it difficult for us to satisfy our debt obligations.

We may be unsuccessful in achieving our organic growth strategies, which could limit our revenue growth. Our ability to generate organic growth will be affected by our ability to:

●	attract new customers;

●	increase the number of products purchased from customers;

●	maintain profitable gross margins in the sale and maintenance of our products;

●	increase the number of projects performed for existing customers;

●	achieve the estimated revenue we announced from new customer contracts;

●	hire and retain qualified employees;

●	expand the range of our products and services we offer to customers to address their evolving network needs;

●	expand geographically, including internationally; and

●	address the challenges presented by difficult economic or market conditions that may affect us or our customers.

Many of the factors affecting our ability to generate organic growth may be beyond our control, and we cannot be certain that our strategies for achieving internal growth will occur or be successful.

Project performance delays or difficulties, including those caused by third parties, or certain contractual obligations may result in additional costs to us, reductions in revenues or the payment of liquidated damages.

Many projects involve challenging engineering, construction or installation phases that may occur over extended time periods. We may encounter difficulties as a result of delays or changes in designs, engineering information or materials provided by the customer or a third-party, delays or difficulties in equipment and material delivery, schedule changes, delays from our customer’s failure to timely obtain permits or meet other regulatory requirements, weather-related delays and other factors, some of which are beyond our control, that impact our ability to complete the project in accordance with the original delivery schedule. In addition, we contract with third-party subcontractors to assist us with the completion of contracts. Any delay or failure by suppliers or by subcontractors in the completion of their portion of the project may result in delays in the overall progress of the project or may cause us to incur additional costs, or both. Delays and additional costs may be substantial and, in some cases, we may be required to compensate the customer for such delays. Delays may also disrupt the final completion of our contracts as well as the corresponding recognition of revenues and expenses therefrom. In certain circumstances, we guarantee project completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any of our schedules or performance requirements could also result in additional costs or penalties, including liquidated damages, and such amounts could exceed expected project profit. In extreme cases, the above-mentioned factors could cause project cancellations, and we may be unable to replace such projects with similar projects or at all. Such delays or cancellations may impact our reputation or relationships with customers, adversely affecting our ability to secure new contracts.

Our contractors may fail to satisfy their obligations to us or other parties, or we may be unable to maintain these relationships, either of which may have a material adverse effect on our business, financial condition and results of operations.

We depend on third-party contractors to complete manufacturing, certain research and development and deployment functions. There is a risk that we may have disputes with contractors arising from, among other things, the quality and timeliness of work performed by the contractor, customer concerns about the contractor or our failure to extend existing task orders or issue new task orders. In addition, if any of our contractors fail to deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services, then our ability to fulfill our obligations may be jeopardized. In addition, the absence of qualified contractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts. Any of these factors may have a material adverse effect on our business, financial condition or results of operations.

Material delays or defaults in customer payments could leave us unable to cover expenditures related to such customer’s projects, including the payment of our subcontractors.

Because of the nature of most of our contracts, we commit resources to projects prior to receiving payments from our customers in amounts sufficient to cover expenditures as they are incurred. In certain cases, these expenditures include paying our contractors and purchasing parts. If a customer defaults in making its payments on a project or projects to which we have devoted significant resources, it could have a material adverse effect on our business, financial condition or results of operations.

Certain of our employees and contractors may work on projects that are inherently dangerous, and a failure to maintain a safe worksite could result in significant losses.

Certain of our project sites can place our employees and others in difficult or dangerous environments, including difficult and hard to reach terrain or locations high above the ground or near large or complex equipment, moving vehicles, high voltage or dangerous processes. Safety is a primary focus of our business and is critical to our reputation. Many of our customers require that we meet certain safety criteria to be eligible to bid on contracts. We maintain programs with the primary purpose of implementing effective health, safety and environmental procedures throughout our company. If we fail to implement appropriate safety procedures or if our procedures fail, our employees, contractors and others may suffer injuries. The failure to comply with such procedures, client contracts or applicable regulations could subject us to losses and liability and adversely impact our ability to obtain projects in the future.

Warranty claims resulting from our services could have a material adverse effect on our business, financial condition or results of operations.

We generally warrant our manufactured products including hardware and software for one year from receipt of the product by the customer. After the first year, the customer can pay for extended hardware warranty and software maintenance and upgrades on an annual basis in advance. While costs that we have incurred historically under our warranty obligations have not been material, the costs associated with such warranties, including any warranty related legal proceedings, could have a material adverse effect on our business, financial condition or results of operations.

We rely on our management team and need additional personnel to grow our business, and the loss of one or more key employees or our inability to attract and retain qualified personnel could harm our business.

We depend, in part, on the performance of Eric Brock, our Chief Executive Officer, Stewart Kantor, our President and Chief Financial Officer, and Menashe Shahar, the Chief Technology Officer of Ondas Networks, to operate and grow our business. The loss of any of Messrs. Brock, Kantor or Shahar could negatively impact our ability to execute our business strategies. Although we have entered into employment agreements with Messrs. Brock, Kantor and Shahar, we may be unable to retain them or replace any of them if we lose their services for any reason.

Our future success will also depend on our ability to attract, retain and motivate highly skilled management, product development, operations, sales, technical and other personnel in the United States and abroad. Even in today’s economic climate, competition for these types of personnel is intense, particularly in the Silicon Valley, where our headquarters are located. All of our employees in the United States work for us on an at-will basis. Given the lengthy sales cycles with utilities and deployment periods of our networking platform and solutions, the loss of key personnel could adversely affect our business.

Our ability to provide bid bonds, performance bonds or letters of credit is limited and could negatively affect our ability to bid on or enter into significant long-term agreements.

We have in the past been, and may in the future be, required to provide bid bonds or performance bonds to secure our performance under customer contracts or, in some cases, as a pre-requisite to submit a bid on a potential project. Our ability to obtain such bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time. Surety companies may require that we collateralize a percentage of the bond with our cash or other form of credit enhancement. Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. In addition, some of our utility customers also require collateral guarantees in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them. If we enter into significant long-term agreements that require the issuance of letters of credit, our liquidity could be negatively impacted. Our inability to obtain adequate bonding or letters of credit and, as a result, to bid or enter into significant long-term agreements, could have a material adverse effect on our future revenues and business prospects.

Substantially all our current products depend on the availability and are subject to the use of licensed radio frequencies regulated by the Federal Communications Commission (“FCC”) in the United States.

Substantially all of our current hardware products are designed to communicate wirelessly via licensed radio frequencies and therefore depend on the availability of adequate radio spectrum in order to operate. It is possible that the FCC or the U.S. Congress could adopt additional changes in regulations or policies that may be incompatible with our current or future product offerings, as well as products currently installed in the field, or require them to be modified at significant, or even prohibitive, cost.

Our marketing efforts depend significantly on our ability to receive positive references from our existing customers.

Our marketing efforts depend significantly on our ability to call on our current and past customers to provide positive references to new, potential customers. Given our limited number of customers, the loss or dissatisfaction of any customer could substantially harm our brand and reputation, inhibit the market acceptance of our products and services, and impair our ability to attract new utility customers and maintain existing utility customers. Further, as we expand into new vertical end markets such as oil and gas and transportation, references from existing customers could be similarly important. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

If our products contain defects or otherwise fail to perform as expected, we could be liable for damages and incur unanticipated warranty, recall and other related expenses, our reputation could be damaged, we could lose market share and, as a result, our financial condition or results of operations could suffer.

Our products are complex and may contain defects or experience failures due to any number of issues in design, materials, manufacture, deployment and/or use. If any of our products contain a defect, compatibility or interoperability issue or other error, we may have to devote significant time and resources to find and correct the issue. Such efforts could divert the attention of our management team and other relevant personnel from other important tasks. A product recall or a significant number of product returns could: be expensive; damage our reputation and relationships with utilities and other third-party vendors; result in the loss of business to competitors; and result in litigation against us. Costs associated with field replacement labor, hardware replacement, re-integration with third-party products, handling charges, correcting defects, errors and bugs, or other issues could be significant and could materially harm our financial results.

Estimated future product warranty claims are based on the expected number of field failures over the warranty commitment period, the term of the product warranty period, and the costs for repair, replacement and other associated costs. Our warranty obligations are affected by product failure rates, claims levels, material usage and product re-integration and handling costs.

Because our products are relatively new and we do not yet have the benefit of long-term experience observing products’ performance in the field, our estimates of a product’s lifespan and incidence of claims may be inaccurate. Should actual product failure rates, claims levels, material usage, product re-integration and handling costs, defects, errors, bugs or other issues differ from the original estimates, we could end up incurring materially higher warranty or recall expenses than we anticipate.

To date we have eliminated or limited the extent of liquidated damages and/or consequential losses from our agreements with customers. It is possible that we may not be able to achieve this in all future business which could expose us to significant liabilities.

Our technology, products and services have only been developed in the last several years and we have had only limited opportunities to deploy and assess their performance in the field at full scale.

The current generation of our radio hardware and software has only been developed in the last several years and is continuing to evolve. Deploying and operating our technology is a complex endeavor and, until recently, had been done primarily by a small number of customers and primarily in the electric utility industry. As the size, complexity and scope of our deployments grow we have been able to test product performance at a greater scale and in a variety of new geographic settings and environmental conditions. As the number, size and complexity of our deployments grow and we deploy FullMAX systems for new applications in new critical infrastructure industries beyond electric utilities, we may encounter unforeseen operational, technical and other challenges, some of which could cause significant delays, trigger contractual penalties, result in unanticipated expenses, and/or damage to our reputation, each of which could materially and adversely affect our business, financial condition and results of operations.

If we fail to respond to evolving technological changes, our products and services could become obsolete or less competitive.

Our industry is highly competitive and characterized by new and rapidly evolving technologies, standards, regulations, customer requirements, and frequent product introductions. Accordingly, our operating results depend upon our ability to develop and introduce new products and services, as well as our ability to reduce production costs of our existing products. The process of developing new technologies and products is complex, and if we are unable to develop enhancements to, and new features for, our existing products or acceptable new products that keep pace with technological developments or industry standards, our products may become obsolete, less marketable and less competitive and our business could be significantly harmed.

We depend on our ability to develop new products and to enhance and sustain the quality of existing products.

Our growth and future success will depend, in part, on our ability to continue to design and manufacture new competitive products and to enhance and sustain the quality and marketability of our existing products. As such, we have made, and expect to continue to make, substantial investments in technology development. In the future, we may not have the necessary capital, or access to capital on acceptable terms, to fund necessary levels of research and development. Even with adequate capital resources, we may nonetheless experience unforeseen problems in the development or performance of our technologies or products. In addition, we may not meet our product development schedules and, even if we do, we may not develop new products fast enough to provide sufficient differentiation from our competitors’ products, which may be more successful.

We and our customers operate in a highly regulated business environment and changes in regulation could impose costs on us or make our products less economical.

Our products and our utility customers are subject to federal, state, local and foreign laws and regulations. Laws and regulations applicable to us and our products govern, among other things, the manner in which our products communicate, and the environmental impact and electrical reliability of our products. Additionally, our critical infrastructure customers are often regulated by national, state and/or local bodies, including public utility commissions, the Department of Energy, the Federal Energy Regulatory Commission, the Federal Communications Commission, Federal Rail Association and other bodies. Prospective utility customers may be required to gain approval from any or all of these organizations prior to implementing our products and services, including specific permissions related to the cost recovery of these systems. Regulatory agencies may impose special requirements for implementation and operation of our products. We may incur material costs or liabilities in complying with government regulations applicable to us or our utility customers. In addition, potentially significant expenditures could be required in order to comply with evolving regulations and requirements that may be adopted or imposed on us or our utility customers in the future. Such costs could make our products less economical and could impact our utility customers’ willingness to adopt our products, which could materially and adversely affect our revenue, results of operations and financial condition.

Furthermore, changes in the underlying regulatory conditions that affect critical infrastructure industries could have a potentially adverse effect on our customers’ interest or ability to implement our technologies. Many regulatory jurisdictions have implemented rules that provide financial incentives for the implementation of energy efficiency and demand response technologies, often by providing rebates or through the restructuring of utility rates. If these programs were to cease, or if they were restructured in a manner inconsistent with the capabilities enabled by our products and services, our business, financial condition and results of operations could be significantly harmed.

If our products do not interoperate with our customers’ other systems, the purchase or deployment of our products and services may be delayed or cancelled.

Our products are designed to interface with our customers’ other systems, each of which may have different specifications and utilize multiple protocol standards and products from other vendors. Our products will be required to interoperate with many or all of these products as well as future products in order to meet our customers’ requirements. If we find errors in the existing software or defects in the hardware used in our utility customers’ systems, we may need to modify our products or services to fix or overcome these errors so that our products will interoperate with the existing software and hardware, which could be costly and negatively affect our business, financial condition, and results of operations. In addition, if our products and services do not interoperate with our customers’ systems, customers may seek to hold us liable, demand for our products could be adversely affected or orders for our products could be delayed or cancelled. This could hurt our operating results, damage our reputation, and seriously harm our business and prospects.

We do not control certain aspects of the manufacture of our product, including the supply of key components used to build out products and we also depend on a limited number of manufacturers.

Our future success will depend significantly on the availability of key components, and our ability to manufacture our products timely and cost-effectively, in sufficient volumes, and in accordance with quality standards. Our reliance on a small number of manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, product costs and product supply including delays in transportation and delivery. Any manufacturing disruption by our usual manufacturers could impair our ability to fulfill orders. We may be unable to manage our relationships with our usual manufacturers effectively as they may experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations or otherwise fail to meet our future requirements for timely delivery. Similarly, to the extent that our usual manufacturers procure materials on our behalf, we may not benefit from any warranties received by our usual manufacturers from the suppliers or otherwise have recourse against the original supplier of the materials or even the manufacturer. In such circumstances, if the original supplier were to provide us or our usual manufacturers with faulty materials, we might not be able to recover the costs of such materials or be compensated for any damages that arise as a result of the inclusion of the faulty components in our products.

One or more of our usual manufacturers may suffer an interruption in its business, or experience delays, disruptions or quality control problems in its manufacturing operations, or seek to terminate its relationship with us, or we may choose to change or add additional manufacturers for other reasons. Additionally, we do not have long-term supply agreements with our usual manufacturers. As a result, we may be unable to renew or extend our agreement on terms favorable to us, if at all. Although the manufacturing services required to manufacture and assemble our products may be readily available from a number of established manufacturers, it may be risky, time consuming and costly to qualify and implement new manufacturer relationships.

Any of these risks could have a material adverse effect on our business, financial condition and results of operations.

We may seek to grow our business through acquisitions of complementary products or technologies, and the failure to manage acquisitions, or the failure to integrate them with our existing business, could harm our business, financial condition and operating results.

From time to time, we may consider opportunities to acquire other companies, products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base, or advance our business strategies. Potential acquisitions involve numerous risks, including:

●	problems assimilating the acquired products or technologies;

●	issues maintaining uniform standards, procedures, controls and policies;

●	unanticipated costs associated with acquisitions;

●	diversion of management’s attention from our existing business;

●	risks associated with entering new markets in which we have limited or no experience;

●	increased legal and accounting costs relating to the acquisitions or compliance with regulatory matters; and

●	unanticipated or undisclosed liabilities of any target.

We have no current commitments with respect to any acquisition. We do not know if we will be able to identify acquisitions we deem suitable, whether we will be able to successfully complete any such acquisitions on favorable terms or at all, or whether we will be able to successfully integrate any acquired products or technologies. Our potential inability to integrate any acquired products or technologies effectively may adversely affect our business, operating results and financial condition.

Litigation may adversely affect our business, financial condition, and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims could adversely affect our business and the results of our operations.

Doing business in China may subject us to international economic and political risks over which we will have little or no control.

In December 2018, we established a China-based subsidiary to market our products in China. Doing business in the communications sector outside the U.S., particularly in China, subjects us to various risks including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in U.S. and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions which could negatively impact our business.

While a substantial portion of productive assets and a significant number of corporations in China are owned and controlled by the Chinese government, the Chinese government has particularly significant influence in the communications sector in which we operate. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. Chinese government ownership and regulatory control is particularly high in the critical infrastructure sectors in which we intend to sell our products and services. The Chinese government could adopt policies or instruct customer purchasing intentions in favor of local technology providers, at the detriment to the Company.

While the Chinese economy has experienced significant growth in the past decades, growth has been uneven across different regions and among various economic sectors of China. The Chinese government has implemented various economic and political policies and laws and regulations to encourage economic development and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may also have a negative effect on us. For example, the Chinese government could decide to reduce the rate of fixed asset investment in the critical infrastructure sectors where we sell our products and services. Our financial condition and results of operations could be materially and adversely affected by government control over capital investments which would reduce demand for our products and services

There are uncertainties regarding the interpretation and enforcement of laws, rules and regulations in China.

A portion of our operations are conducted in the China through our Chinese subsidiary, and are governed by Chinese laws, rules and regulations. Our Chinese subsidiary is subject to laws, rules and regulations applicable to foreign investment in China. The Chinese legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value.

In 1979, the Chinese government began to promulgate a comprehensive system of laws, rules and regulations governing economic matters in general. The overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investment in China. However, China has not developed a fully integrated legal system, and recently enacted laws, rules and regulations may not sufficiently cover all aspects of economic activities in China or may be subject to significant degrees of interpretation by Chinese regulatory agencies. In particular, because these laws, rules and regulations are relatively new, and because of the limited number of published decisions and the nonbinding nature of such decisions, and because the laws, rules and regulations often give the relevant regulator significant discretion in how to enforce them, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and can be inconsistent and unpredictable. In addition, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation.

Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. These uncertainties may impede our ability to enforce the contracts we have entered into and could materially and adversely affect our business, financial condition and results of operations.

China’s currency exchange control and government restrictions on dividends may impact our ability to transfer funds outside of China.

Our business in China is conducted utilizing the RMB as currency. Regulations in China permit foreign owned entities to freely convert the RMB into foreign currency for transactions that fall under the “current account,” which includes trade related receipts and payments, interest and dividends. Accordingly, our China subsidiary may use RMB to purchase foreign exchange for settlement of such “current account” transactions without pre-approval. However, pursuant to applicable regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In calculating accumulated profits, foreign investment enterprises in China are required to allocate at least 10% of their realized profits each year, if any, to fund certain reserves, including mandated employee benefits funds, until these reserves have reached 50% of the registered capital of the enterprises.

Transactions other than those that fall under the “current account” and that involve conversion of RMB into foreign currency are classified as “capital account” transactions; examples of “capital account” transaction include repatriations of investment by or loans to foreign owners, or direct equity investments in a foreign entity by a China domiciled entity. “Capital account” transactions will be examined and registered by banks or State Administration of Foreign Exchange (“SAFE”) in China to convert a remittance into a foreign currency, such as U.S. dollars, and transmit the foreign currency outside of China.

This system could be changed at any time and any such change may affect the ability of us or our subsidiaries in China to repatriate capital or profits, if any, outside China. Furthermore, SAFE has a significant degree of administrative discretion in implementing the laws and regulations and has used this discretion to limit convertibility of current account payments out of China. Whether as a result of a deterioration in the Chinese balance of payments, a shift in China’s macroeconomic prospects or any number of other reasons, China could impose additional restrictions on capital remittances abroad. As a result of these and other restrictions under the laws and regulations of China, our Chinese subsidiary is restricted in its ability to transfer a portion of its net assets to the parent. We have no assurance that the relevant Chinese governmental authorities in the future will not limit further or eliminate the ability of our Chinese subsidiary to purchase foreign currencies and transfer such funds to us to meet our liquidity or other business needs. Any inability to access funds in China, if and when needed for use by us outside of China, could have a material and adverse effect on our liquidity and our business.

Fluctuations in the value of the RMB relative to the U.S. dollar could affect our operating results and may have a material adverse effect on your investment.

We prepare our financial statements in U.S. dollars, though we conduct business in China where the only legitimate currency for use within China is RMB. The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s monetary or fiscal policies and political and economic conditions and supply and demand in local markets. The foreign exchange value of the RMB has fluctuated since 2015 when the Chinese government changed its decade-old policy of pegging its value to the U.S. dollar.

It is difficult to predict how market forces or Chinese or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future. Any significant revaluation of the RMB may materially and adversely affect our cash flows, revenue, earnings and financial position, and the value of, and any dividends payable on, our ordinary shares in U.S. dollars.

Risks Related to our Intellectual Property

Our ability to protect our intellectual property and proprietary technology is uncertain.

We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies and intellectual property. As of this filing, we held a total of four issued patents in the U.S. and six pending patent applications worldwide. Our patents expire between 2029 and 2036, subject to any patent extensions that may be available for such patents.

We have applied for patent protection relating to certain existing and proposed products and processes. Currently, several of our issued U.S. patents as well as various pending U.S. and foreign patent applications relate to our FullMAX systems and are therefore important to the functionality of our products. If we fail to timely file a patent application in any jurisdiction, we may be precluded from doing so at a later date. Furthermore, we cannot assure you that any of our patent applications will be approved in a timely manner or at all. The rights granted to us under our patents, and the rights we are seeking to have granted in our pending patent applications, may not be meaningful or provide us with any commercial advantage. In addition, those rights could be opposed, contested or circumvented by our competitors, or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer the same or similar products or technologies. Even if we are successful in receiving patent protection for certain products and processes, our competitors may be able to design around our patents or develop products that provide outcomes which are comparable to ours without infringing on our intellectual property rights. Due to differences between foreign and U.S. patent laws, our patented intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. Even if patents are granted outside the United States, effective enforcement in those countries may not be available.

We rely on our trademarks and trade names to distinguish our products from the products of our competitors. Third-parties may challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote additional resources to marketing new brands. Further, we cannot assure you that competitors will not infringe upon our trademarks, or that we will have adequate resources to enforce our trademarks.

We also rely on trade secrets, know-how and technology, which are not protectable by patents, to maintain our competitive position. We try to protect this information by entering into confidentiality agreements and intellectual property assignment agreements with our officers, employees, temporary employees and consultants regarding our intellectual property and proprietary technology. In the event of unauthorized use or disclosure or other breaches of those agreements, we may not be provided with meaningful protection for our trade secrets or other proprietary information. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in the related or resulting know-how and inventions. If any of our trade secrets, know-how or other technologies not protected by a patent were to be disclosed to or independently developed by a competitor, our business, financial condition and results of operations could be materially adversely affected.

If a competitor infringes upon one of our patents, trademarks or other intellectual property rights, enforcing those patents, trademarks and other rights may be difficult and time consuming. Patent law relating to the scope of claims in the industry in which we operate is subject to rapid change and constant evolution and, consequently, patent positions in our industry can be uncertain. Even if successful, litigation to defend our patents and trademarks against challenges or to enforce our intellectual property rights could be expensive and time consuming and could divert management’s attention from managing our business. Moreover, we may not have sufficient resources or desire to defend our patents or trademarks against challenges or to enforce our intellectual property rights. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third-parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially valuable. The occurrence of any of these events may harm our business, financial condition and operating results.

Our business may suffer if it is alleged or found that our products infringe the intellectual property rights of others.

Our industry is characterized by the existence of a large number of patents and by litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, in recent years, individuals and groups have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements from companies like ours. To date we have received no claims with respect to our infringement of intellectual property or patents. In the future third parties may claim that we are infringing upon their patents or other intellectual property rights. In addition, we may be contractually obligated to indemnify our utility customers or other third parties that use or resell our products in the event our products are alleged to infringe a third-party’s intellectual property rights. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand, and cause us to incur significant expenses. Even if we are indemnified against such costs, the indemnifying party may be unable to uphold its contractual obligations. Further, claims of intellectual property infringement might require us to redesign affected products, delay affected product offerings, enter into costly settlement or license agreements or pay costly damage awards or face a temporary or permanent injunction prohibiting us from marketing, selling or distributing the affected products. If we cannot or do not license the alleged infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and earnings could be adversely impacted. Additionally, our utility customers may not purchase our products if they are concerned that our products infringe third-party intellectual property rights. This could reduce the market opportunity for the sale of our products and services. The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

If we are unable to protect the confidentiality of our proprietary information, the value of our technology and products could be adversely affected.

In addition to patented technology, we rely on our unpatented technology and trade secrets. We generally seek to protect this information by confidentiality, non-disclosure and assignment of invention agreements with our employees and contractors and with parties with which we do business. These agreements may be breached and we may not have adequate remedies for any such breach. We cannot be certain that the steps we have taken will prevent unauthorized use or reverse engineering of our technology.

Moreover, our trade secrets may be disclosed to or otherwise become known or be independently developed by competitors. To the extent that our employees, contractors, or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. If, for any of the above reasons, our intellectual property is disclosed or misappropriated, it would harm our ability to protect our rights and have a material adverse effect on our business, financial condition, and results of operations.

We use open source software in our products and services that may subject our products and services to general release or require us to re-engineer our products and services, which may cause harm to our business.

We use open source software in connection with our products and services. From time to time, companies that incorporate open source software into their products have faced claims challenging the ownership of open source software and/or compliance with open source license terms. Therefore, we could be subject to suits by parties claiming ownership of what we believe to be open source software or noncompliance with open source licensing terms. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost. While we monitor the use of open source software in our products and services and try to ensure that none is used in a manner that would require us to disclose the source code to the related product or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur and we may be required to release our proprietary source code, pay damages for breach of contract, re-engineer our products, discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, operating results and financial condition.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	others may be able to make devices that are the same as or similar to our remote radios but that are not covered by the claims of the patents that we own;

●	we or any collaborators might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own;

●	we might not have been the first to file patent applications covering certain of our inventions;

●	other may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

●	it is possible that our pending patent applications will not lead to issued patents;

●	issued patents that we own may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;

●	our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets; and

●	we may not develop additional proprietary technologies that are patentable.

Risks Related to our Financial Results and Need for Financing

We will need to generate significant sales to achieve profitable operations.

We intend to increase our operating expenses substantially in connection with the planned expansion of our business, establishment of our sales and marketing infrastructure, our ongoing research and development activities, and the commensurate development of our management and administrative functions. We will need to generate significant sales to achieve profitability, and we might not be able to do so. Even if we do generate significant sales, we might not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future. If our sales grow more slowly than we expect, or if our operating expenses exceed our expectations, our financial performance and operating results will be adversely affected.

We may not be able to generate sufficient cash to service our indebtedness, which currently consists of term loans and the secured loans with Steward Capital and Energy Capital. In addition, although we have a borrowing facility with Energy Capital, we may be unable to continue borrowing under such agreement or to generate sufficient cash to service any such indebtedness that we do incur.

We currently have outstanding unsecured loans in the aggregate principal amount of approximately $4 million, which will come due on March 30, 2019. In addition, we have issued secured notes to Steward Capital in the aggregate principal amount of $10 million, pursuant to term loans under a Loan and Security Agreement that mature September 19, 2019, or the Steward Capital Loan and Security Agreement. Our obligations under the Steward Capital Loan and Security Agreement are secured by a first priority security interest in substantially all of our assets. The Steward Capital Loan and Security Agreement also contains certain restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions, as well as financial reporting requirements. We were in compliance with the affirmative and restrictive covenants contained in the Steward Capital Loan and Security Agreement as of December 31, 2018. We may also enter into other debt agreements in the future which may contain similar or more restrictive terms.

In addition, on September 28, 2018, we entered into a Loan and Security Agreement with Energy Capital, or the Energy Capital Loan and Security Agreement, pursuant to which Energy Capital may lend an aggregate principal amount of up to $10 million, or the Energy Capital Loan, subject to the conditions specified in the Energy Capital Loan and Security Agreement. During 2019, we issued secured notes to Energy Capital in the aggregate principal amount of $3.3 million, pursuant to term loans under a Loan and Security Agreement that mature September 19, 2019. The repayment obligation under the Energy Capital Loan is also secured by a lien on all of our assets. We were in compliance with the affirmative and restrictive covenants contained in the Energy Capital Loan and Security Agreement as of December 31, 2018.

The terms of the Steward Capital and Energy Capital facilities are intended for operations and by their terms do not permit the repayment of unrelated outstanding indebtedness. In the event that we are unable to repay the unsecured loans in the current outstanding amount of $4 million that come due on March 30, 2019 or the amounts under the term loans when due, we may be in default under the terms thereof, which may also trigger an event of default under the investor loans and the Steward Capital and Energy Capital Loan and Security Agreements.

Our ability to make scheduled payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves and our actual and projected financial and operating performance. These amounts and our performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. Failure to comply with the conditions of the Steward Capital Loan and Security Agreement and/or the Energy Capital Loan and Security Agreement could result in an event of default, which could result in an acceleration of amounts due under the Steward Capital Loan and Security Agreement and/or the Energy Capital Loan and Security Agreement. We may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and Steward Capital and Energy Capital could seek to enforce security interests in the collateral securing such indebtedness, which would have a material adverse effect on our business.

If we do not obtain additional capital to fund our operations and obligations, our growth may be limited.

We will require additional capital to fund our operations and obligations. As our business has grown, we have managed periods of tight liquidity by accessing capital from our stockholders and their affiliates. Our capital requirements will depend on several factors, including:

●	our ability to enter into new agreements with customers or to extend the terms of our existing agreements with customers, and the terms of such agreements;

●	the success of our sales efforts;

●	our working capital requirements related to the costs of inventory and accounts receivable;

●	costs of recruiting and retaining qualified personnel;

●	expenditures and investments to implement our business strategy; and

●	the identification and successful completion of acquisitions.

We may seek additional funds through equity or debt offerings and/or borrowings under additional notes payable, lines of credit or other sources. We do not know whether additional financing will be available on commercially acceptable terms, if at all, when needed. If adequate funds are not available or are not available on commercially acceptable terms, our ability to fund our operations, support the growth of our business or otherwise respond to competitive pressures could be significantly delayed or limited, which could materially adversely affect our business, financial condition or results of operations.

Our revenue is not predictable and recognition of a significant portion of it will be deferred into future periods.

Once a customer decides to move forward with a large-scale deployment of our products and services, the timing of and our ability to recognize related revenue will depend on several factors, some of which may not be under our control. These factors include shipment schedules that may be delayed or subject to modification, the rate at which our utility customers choose to deploy our products in their network, customer acceptance of all or any part of our products and services, our contractual commitments to provide new or enhanced functionality at some point in the future, other contractual provisions such as liquidated damages, our suppliers’ ability to provide an adequate supply of components, the requirement to obtain regulatory approval, and our ability to deliver quality products according to expected schedules. In light of these factors, the application of complex revenue recognition rules to our products and services has required us to defer, and in the future will likely continue to require us to defer, a significant amount of revenue until undetermined future periods. It may be difficult to predict the amount of revenue that we will recognize in any given period and amounts recognized may fluctuate significantly from one period to the next.

Risks Related to our Common Stock

Our ability to continue our operations requires that we raise additional capital and our operations could be curtailed if we are unable to obtain the additional funding as or when needed. As a result, our registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Report.

Our ability to generate revenue and achieve profitability depends on our completion of our second-generation products and commencing the manufacture, marketing and sales of those products. These activities, including our planned research and development efforts, will require significant uses of working capital through the end of 2019 and beyond. Based on our current operating plans, we believe that our existing cash and cash equivalents, as well as the $3.3 million in borrowings we drew down thus far in 2019 from the Energy Capital Loan and Security Agreement (see NOTE 14 in the accompanying consolidated financial statements for further details) will only be sufficient to meet our anticipated operating needs through March 2019. We currently do not have sufficient funds to repay our debt due at maturity on March 30, 2019 and must secure additional equity or debt capital in order to repay those obligations (the balance of funds available under the Energy Capital Loan and Security Agreement are contractually not available for this repayment). Aside from the balance available under the Energy Capital Loan and Security Agreement, at the present time we have no commitments for any such funding and no assurance can be provided that we will be able to raise the needed funds on commercially acceptable terms or at all. These factors raise substantial doubt about our ability to continue as a going concern through March 19, 2020. The financial information contained in these financial statements have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and these financial statements do not include any adjustments that may result from the outcome of this uncertainty.

We will need to raise additional financing to continue operations beyond early 2019. We will require additional funding to continue operations and realize our business objectives in the future. If we are unable to continue as a going concern in the future, we may be unable to meet our obligations under the Steward Capital and Energy Capital Loans, which could result in an acceleration of our obligations to repay all amounts owed thereunder, and we may be forced to liquidate our assets. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

Failure to establish and maintain an effective system of internal controls could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations or fail to prevent fraud in which case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.

We are required to comply with Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls. Ondas Networks was not subject to requirements to establish, and did not establish, internal control over financial reporting and disclosure controls and procedures prior to the Acquisition. Our management team and Board of Directors will need to continue to devote significant efforts to maintaining adequate and effective disclosure controls and procedures and internal control over financial reporting in order to comply with applicable regulations, which may include hiring additional legal, financial reporting and other finance and accounting staff. Additionally, any of our efforts to improve our internal controls and design, implement and maintain an adequate system of disclosure controls may not be successful and will require that we expend significant cash and other resources.

Under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, issuers that qualify as “emerging growth companies” under the JOBS Act will not be required to provide an auditor’s attestation report on internal controls for so long as the issuer qualifies as an emerging growth company. We currently qualify as an emerging growth company under the JOBS Act, and we may choose not to provide an auditor’s attestation report on internal controls. However, if we cannot favorably assess the effectiveness of our internal control over financial reporting, or if we require an attestation report from our independent registered public accounting firm in the future and that firm is unable to provide an unqualified attestation report on the effectiveness of our internal controls over financial reporting, investor confidence and, in turn, our stock price could be materially adversely affected.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We do not have sufficient accounting and supervisory personnel with the appropriate level of technical accounting experience and training necessary, or adequate accounting policies, processes and procedures, and consequently, we must rely on third-party consultants. These deficiencies represent a material weakness (as defined under the Exchange Act) in our internal control over financial reporting in both design and operation. We may identify additional material weaknesses in the future. Under the Exchange Act, a material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. We intend to develop a plan to design, review, implement and refine internal control over financial reporting. However, we may identify deficiencies and weaknesses or fail to remediate previously identified deficiencies in our internal controls. If material weaknesses or deficiencies in our internal controls exist and go undetected or unremediated, our financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations and cause the price of our common stock to decline.

There is not now, and there may never be, an active market for our common stock and we cannot assure you that our common stock becomes liquid or that it will be listed on a securities exchange.

There currently is no liquid market for our common stock. An investor may find it difficult to obtain accurate quotations as to the market value of the common stock and trading of our common stock may be extremely sporadic. For example, several days may pass before any shares may be traded. A more active market for our common stock may never develop. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

The price of our common stock might fluctuate significantly, and you could lose all or part of your investment.

Volatility in the market price of our common stock may prevent you from being able to sell your shares of our common stock at or above the price you paid for your shares. The trading price of our common stock may be volatile and subject to wide price fluctuations in response to various factors, including:

●	actual or anticipated fluctuations in our quarterly financial and operating results;

●	adverse results from, delays in product development;

●	adverse regulatory decisions;

●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal or research coverage by securities analysts;

●	perceptions about the market acceptance of our products and the recognition of our brand;

●	adverse publicity about our products or industry in general;

●	overall performance of the equity markets;

●	introduction of products, or announcements of significant contracts, licenses or acquisitions, by us or our competitors;

●	legislative, political or regulatory developments;

●	additions or departures of key personnel;

●	threatened or actual litigation and government investigations;

●	sale of shares of our common stock by us or members of our management; and

●	general economic conditions.

These and other factors might cause the market price of our common stock to fluctuate substantially, which may negatively affect the liquidity of our common stock. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies across many industries. The changes frequently appear to occur without regard to the operating performance of the affected companies. Accordingly, the price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our share price.

Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources, and harm our business, operating results and financial condition.

We are an “emerging growth company” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

●	reduced obligations with respect to financial date, including presenting only two years of audited financial statements and only two years of selected consolidated financial date in this Report;

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

●	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

●	exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) ending December 31, 2019, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Under Section 107(b) of the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in the aggregate, beneficially own approximately 44% of our outstanding common stock as of March 15, 2019. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

Some of these persons or entities may have interests different than yours. For example, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.

We may issue more shares to raise capital, which will result in substantial dilution.

Our Amended and Restated Articles of Incorporation authorize the issuance of a maximum of 350,000,000 shares of common stock. Any additional financings effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of common stock held by our then existing stockholders. Moreover, the common stock issued in any such transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our current stockholders. Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock are issued in connection with a financing, dilution to the interests of our stockholders will occur and the rights of the holder of common stock might be materially and adversely affected.

Our board of directors may issue and fix the terms of shares of our preferred stock without stockholder approval, which could adversely affect the voting power of holders of our common stock or any change in control of our Company.

Our Amended and Restated Articles of Incorporation authorize the issuance of up to 10,000,000 shares of “blank check” preferred stock, $0.0001 par value per share, with such designation rights and preferences as may be determined from time to time by the board of directors. Our board of directors is empowered, without shareholder approval, to issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our Common Stock. In the event of such issuances, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We currently do not have and may never obtain research coverage by securities analysts, and industry analysts that currently cover us may cease to do so. If no securities analysts commence coverage of our company, or if industry analysts cease coverage of our company, the trading price for our stock would be negatively impacted. In the event we obtain securities analyst coverage, if one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to fund our operations and the development and growth of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

Certain provisions of our amended and restated articles of incorporation and bylaws and Nevada law make it more difficult for a third-party to acquire us and make a takeover more difficult to complete, even if such a transaction were in the stockholders’ interest.

Our amended and restated articles of incorporation and Bylaws and certain provisions of Nevada State law could have the effect of making it more difficult or more expensive for a third-party to acquire, or discouraging a third-party from attempting to acquire, control of the Company, even when these attempts may be in the best interests of our stockholders. For example, Nevada law provides that approval of a majority of the stockholders is required to remove a director, which may make it more difficult for a third-party to gain control of the Company. This concentration of ownership limits the power to exercise control by the minority shareholders.

We expect to incur increased costs and demands upon management as a result of being a public company.

As a public company, we expect to incur significant additional legal, accounting and other costs, which we anticipate could be between $1 million and $2 million annually. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the stock exchange on which we may list our common stock, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Failure to comply with these rules might also make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

Of the 50,463,732 shares of our common stock issued and outstanding after the closing of the Acquisition, 8,948,500 shares are freely tradable without restriction by stockholders who are not our affiliates. Of our outstanding shares, 16,051,500 shares that were outstanding before the Acquisition are “restricted securities” as defined in Rule 144. We issued an aggregate of 25,463,732 shares of our common stock to the former Ondas Networks Inc. stockholders pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, and such shares are also “restricted securities” as defined in Rule 144. In addition, these restricted shares are subject to the terms of a lock up agreement entered into in connection with the Acquisition by each of the former Ondas stockholders under which these restricted shares cannot be sold for a period of twelve months followed by a subsequent 12-month limited sale period.

In addition, in the future, we intend to file one or more registration statements on Form S-8 registering the issuance of approximately 10,000,000 shares of common stock reserved for issuance under our 2018 Equity Incentive Plan. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options and the restrictions of Rule 144 in the case of our affiliates.

Risks Related to our Acquisition by Zev Ventures Incorporated

We may be subject to unknown risks as a result of our recently completed acquisition by Zev Ventures Incorporated.

Before the Acquisition, Zev Ventures conducted a business related to the resale to the public of sporting event and concert tickets purchased in bulk in advance from leading ticket vendors and reselling them at the price actually commanded by the market. In connection with the acquisition, we discontinued this business. Even though we and our advisers conducted a due diligence investigation of Zev Ventures prior to committing to the Acquisition, there may be unknown liabilities, or liabilities that were known but believed to be immaterial, related to the business of Zev Ventures that may become material liabilities we are subject to in the future. If we are subject to material liability as a result of the conduct of Zev Ventures we may have limited recourse for such liabilities, which could have a material impact on our business and stock price.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters for Ondas Holdings and operational headquarters for Ondas Networks is located at 165 Gibraltar Court in Sunnyvale, CA. On October 30, 2018, Ondas Networks entered into a sublease with Texas Instruments Sunnyvale Incorporated for the sublet of these corporate and operational headquarters, representing approximately 21,982 square feet. The sublease expires on February 28, 2021 and we have no option to renew or extend the sublease under its terms. We pay base rent of approximately $28,577 per month plus additional monthly fees to cover operating expenses, certain legal fees, and personal property taxes associated with the premises. Upon execution of the sublease, we delivered a security deposit to be held in trust equal to one month’s base rent.

Our headquarters were previously located at 687 N. Pastoria Avenue in Sunnyvale, California where we lease approximately 6,000 square feet under a lease that expires in December 2020. The aggregate monthly lease payment for this location is approximately $13,500 for 2019 and $15,200 for 2020. We intend to sublease this location for the remainder of that lease term.

We also have a combined office and laboratory facility for approximately 15,200 square feet in China, located in the high-tech district of Chengdu, the capital city of Sichuan province. On June 15, 2018, effective June 1, 2018, Ondas Networks entered into a five-year lease agreement expiring May 31, 2023, with a base monthly lease payment ranging from approximately $9,200 to $9,700 US. Upon execution of the lease, the first three months were free and we paid $28,000 US in advance for the second three months. The base monthly lease payment for the period from June 1, 2018 through April 30, 2020 is approximately $9,200 US. The base monthly lease payment for the period from May 1, 2020 through May 31, 2023 is approximately $9,700 US. We also pay a monthly management fee of approximately $1,800 US.

We believe that our offices and facilities are sufficient for our current needs.

Item 3.	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently involved in any legal proceeding or investigation by a governmental agency that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock originally traded on OTC Markets, the OTC Pink (Current Information) tier of OTC Markets Group, Inc. under the trading symbol “ZVVT” on a very limited basis. On October 5, 2018, the trading symbol changed to “ONDS.” On December 19, 2018, our common stock was uplisted to the OTCQB under the symbol “ONDS” where it continues to trade on a very limited basis. Any over-the-counter market quotations reflect inter-dealers prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Stockholders

As of March 11, 2019, there were 117 stockholders of record of the common stock.

Dividends

We have never declared nor paid any cash dividends to stockholders. We do not intend to pay cash dividends on our common stock for the foreseeable future, and currently intend to retain any future earnings to fund our operations and the development and growth of our business. The declaration of any future cash dividend, if any, would be at the discretion of our Board of Directors (subject to limitations imposed under applicable Nevada law) and would depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions.

Unregistered Sales of Securities

None, other than those previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None during the quarter ended December 31, 2018.

Item 6.	Selected Financial Data.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under Item 301(c).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the notes to those financial statements included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. See “Statement Regarding Forward-Looking Information.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

We design, manufacture, sell and support FullMAX, our multi-patented wireless radio systems for secure, wide area mission-critical field area networks. This radio network provides point-to-multipoint, non-line of sight connectivity for industrial wireless networks. Since its inception on February 16, 2006, Ondas Networks has devoted its efforts principally to research and development and the commercialization of our FullMAX wireless technology platform. We began working with the IEEE in 2015 to help create the IEEE 802.16s wireless broadband standard which was published in the fourth quarter of 2017. In 2018, Ondas Networks initiated a business expansion plan designed to invest in our sales, and marketing and customer support capabilities in order to build our customer base. Following the Acquisition on September 28, 2018, our business became that of Ondas Networks.

We have incurred significant net losses since inception. As of December 31, 2018, our accumulated deficit was approximately $33 million. We expect to continue incurring substantial losses for the next several years as we continue to develop, manufacture and market our technologies. Our operating expenses are comprised of research and development expenses, general and administrative expenses, and sales and marketing expenses.

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

Also in connection with the Closing, (i) our sole director appointed additional individuals, who previously sat on the board of Ondas Networks and its chief executive officer, to serve on our board of directors, and our board of directors subsequently appointed our executive officers; (ii) the former holders of the Ondas Networks Shares executed lock-up agreements (the “Lock-Up Agreements”), which provide for an initial 12-month lock-up period followed by a subsequent 12-month limited sale period, commencing with the date of the Closing; (iii) we entered into a Common Stock Repurchase Agreement with an entity pursuant to which the entity sold an aggregate of 32,600,000 Company Shares (the “Repurchase Shares”) to us at $0.0001 per share, for an aggregate consideration of $3,260 (the Repurchase Shares were canceled and returned to our authorized but unissued shares); (iv) our board of directors approved, and our stockholders adopted, the 2018 Equity Incentive Plan (the “2018 Plan”) pursuant to which 10 million Company Shares have been reserved for issuance to employees, including officers, directors and consultants; and (v) we entered into a Loan and Security Agreement with Energy Capital, a stockholder of the Company, pursuant to which Energy Capital agreed to lend the Company an aggregate principal amount of up to $10 million, subject to specified conditions. As of the date of this filing, Energy Capital has loaned the Company an aggregate of $3.3 million. See NOTE 14 in the accompanying consolidated financial statements for additional details.

Key Components of Our Results of Operations and Financial Condition

Restatement

The Company determined that its previously issued financial statements included in its Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018 (“Restated Period”) should be restated due to classification errors related to the Company’s presentation of conversion of debt related to the conversion of certain Ondas Networks debt into shares of common stock of Ondas Networks prior to the above discussed Acquisition. See NOTE 13 in the accompanying consolidated financial statements for further details and quantitative information on the Restated Period.

Revenues

Our revenues are derived principally from the sale of our multi-patented FullMAX wireless radio system. We also provide a warranty/maintenance program through an annual contract. The warranty/maintenance contract requires payment in full at the time of execution of the contract. Revenue from the warranty/maintenance contract is initially recorded as deferred revenue and is subsequently recorded as income spread equitably over the term of the contract. Due to the ongoing development and commercialization process of our FullMAX solutions, our revenues have historically been generated by equipment trial and pilot programs and related services, in addition to a modest number of full network deployments. In addition, we have historically had limited sales and customer service resources to support higher sales volumes. In 2018, we expanded our customer sales and service personnel across multiple industries which we expect to lead to a larger number of sales opportunities and revenue in 2019.

Cost of Sales

Our cost of sales is comprised primarily of the cost of components included in our FullMAX system and other costs associated with the assembly and delivery thereto. We expect our investment in expanding our customer sales and service efforts to lead to increased volume of FullMAX equipment sales in future periods, which will lead to higher costs of sales. Cost of sales as a percentage of revenue has historically been volatile due to low levels of revenue and can be skewed higher or lower due to the mix of high margin base station units relative to remote units sold. Higher unit sales volume will provide scale manufacturing opportunities which could lead to a decline in the cost of sales as a percentage of revenue in future periods.

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

Other Income (Expense)

Other income (expense) primarily includes interest expense, amortization of debt discount, changes in fair value of derivative liability, and other miscellaneous income and expenses.

Results of Operations

Year ended December 31, 2018 compared to year ended December 31, 2017

	Year ended December 31,
	2018	2017	Change
	(000s)
Revenue	$190	$274	$(84)
Cost of sales	39	79	(40)
Gross profit	151	195	(44)
Operating expenses:
General and administrative	2,612	1,084	1,528
Sales and marketing	2,898	1,002	1,896
Research and development	3,077	503	2,574
Total operating expense	8,587	2,589	5,998
Operating loss	(8,436)	(2,394)	(6,042)
Other income (expense)	(3,661)	(628)	3,033
Net loss	$(12,097)	$(3,022)	$(9,075)

Revenue

Revenue decreased to approximately $190,000 for the year ended December 31, 2018 from approximately $274,000 for the year ended December 31, 2017. Revenues in both years were primarily generated via pilot programs and small customer deployments which decreased year over year in 2018.

Cost of sales

Cost of sales decreased to approximately $39,000 for the year ended December 31, 2018 from approximately $79,000 for the year ended December 31, 2017. This reduction in cost of sales is a direct result of the decrease in revenue during 2018.

Gross profit

Our gross profit decreased to approximately $151,000 for the year ended December 31, 2018 from approximately $195,000 for the year ended December 31, 2017 based on the changes in revenue and cost of sales as discussed above. Gross margin for the years ended December 31, 2018 and 2017 was 79% and 71%, respectively.

Operating Expenses

Our principal operating costs include the following items as a percentage of total expense.

	Year Ended December 31,
	2018	2017
Human resource costs, including benefits	43%	27%
Travel and entertainment	5%	4%
Other general and administration costs:
Professional fees and consulting expenses	33%	37%
Other expense	9%	2%
Depreciation and amortization	1%	1%
Other research and deployment costs, excluding human resources and travel and entertainment	5%	27%
Other sales and marketing costs, excluding human resources and travel and entertainment	4%	2%

As a direct result of (i) the aforementioned Acquisition and (ii) the $10 million dollars loan and security agreement discussed herein and in NOTE 8 in the accompanying consolidated financial statements, the Company was able to launch its business expansion effort to open new markets for FullMAX and invest in product development programs, through significant increase in human resources costs and professional and consulting costs.

Operating expenses changed by approximately $5,998,000 (232%) as a result of the following items:

(000s)
Human resource costs, including benefits	$3,026
Travel and entertainment	337
Depreciation and amortization expense
Other general and administration costs:
Professional fees and consulting costs	1,844
Other expense	736
Depreciation and amortization	42
Other research and deployment costs, excluding human resources and travel and entertainment	(242)
Other sales and marketing costs, excluding human resources and travel and entertainment	255
$5,998

Operating Loss

As a result of the foregoing, our operating loss increased approximately $6,042,000, or 252%, to approximately $8,436,000 for the year ended December 31, 2018, compared with approximately $2,394,000 for the year ended December 31, 2017, primarily as a result of increases associated with administrative support and increased spending as we ramp up our sales and marketing and research and development efforts.

Other Income (Expense)

Other non-operating expense increased by approximately $3,033,000, or 483%, to approximately $3,661,000 for the year ended December 31, 2018 compared with approximately $628,000 for the comparable period in 2017, primarily because of increased interest expense (approximately $2,664,000) and change in fair value of derivative liability (approximately $976,000).

Net Loss

Because of the net effects of the foregoing, net loss increased approximately $9,075,000, or 300%, to approximately $12,097,000 for the year ended December 31, 2018, compared with approximately $3,022,000 for the year ended December 31, 2017. Net loss per share of common stock, basic and diluted, was ($0.42) for the year ended December 31, 2018, compared with ($0.19) per share of common stock for the year ended December 31, 2017.

Summary of (Uses) and Sources of Cash

	Year ended December 31,
	2018	2017
	(000s)
Net cash used in operating activities	$(8,517)	$(2,630)
Net cash used in investing activities	(630)	—
Net cash provided by financing activities	9,821	3,041
Increase in cash	674	411
Cash and cash equivalents, beginning of period	456	45
Cash and cash equivalents, end of period	$1,130	$456

The principal use of cash in operating activities for the year ended December 31, 2018 was to fund the Company’s current expenses primarily related to sales and marketing and research and development activities necessary to allow us to service and support a higher level of business activity as we expanded into new industry and geographic markets. The increase in cash flows used in operating activities of approximately $5,887,000 is primarily a result of the addition of personnel, both employees and third-party consulting services. The increase in cash flows used in investing activities of approximately $630,000 is primarily a result of an increase in fixed assets, including leasehold improvements to the Company’s facility in China. The increase in cash provided by financing activities is primarily a result of the loan and security agreement totaling $9,875,000, net of closing fees (see NOTE 8 in the accompanying consolidated financial statements for further details).

For a summary of our outstanding Notes Payable and Other Financing Agreements and Secured Promissory Note, see NOTES 7 and 8 in the accompanying consolidated financial statements.

Liquidity and Capital Resources

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. As of December 31, 2018, we had an accumulated deficit of approximately $32,382,000 and net borrowings outstanding of approximately $14,246,000, of which approximately $3,883,000 is contractually due on March 30, 2019 and $10,063,000 is contractually due on September 9, 2019. As of December 31, 2018, we had cash and cash equivalents of approximately $1,130,000 and a working capital deficit of approximately $15,205,000.

Our ability to generate revenue and achieve profitability depends on our completion of our second-generation products and commencing the manufacture, marketing and sales of those products. These activities, including our planned research and development efforts, will require significant uses of working capital through the end of 2019 and beyond. Based on our current operating plans, we believe that our existing cash and cash equivalents, as well as the $3.3 million in borrowings we drew down thus far in 2019 from the Energy Capital Loan and Security Agreement (see NOTE 14 in the accompanying consolidated financial statements for further details) will only be sufficient to meet our anticipated operating needs through March 2019. We currently do not have sufficient funds to repay the debt discussed above (see Note 7 in the accompanying consolidated financial statements) at maturity on March 30, 2019 and must secure additional equity or debt capital in order to repay those obligations (the balance of funds available under the Energy Capital Loan and Security Agreement are contractually not available for this repayment). Aside from the balance available under the Energy Capital Loan and Security Agreement, at the present time we have no commitments for any such funding and no assurance can be provided that we will be able to raise the needed funds on commercially acceptable terms or at all. These factors raise substantial doubt about our ability to continue as a going concern through March 19, 2020. The financial information contained in financial statements have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements.

Contractual Obligations

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

●	if requires assumptions to be made that were uncertain at the time the estimate was made, and

●	changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

We base our estimates and judgments on our experience, our current knowledge, our beliefs of what could occur in the future, our observation of trends in the industry, information provided by our customers and information available from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: share-based compensation expense, income taxes, complex derivative financial instruments and impairment of long-lived assets.

Share-Based Compensation Expense. We calculate share-based compensation expense for option awards and certain warrant issuances (“Share-based Award(s)”) based on the estimated grant/issue date fair value using the Black-Scholes-Merton option pricing model (“Black-Sholes Model”) and recognize the expense on a straight-line basis over the vesting period, net of estimated forfeitures. We have not included an estimate for forfeitures due to our limited history and we revise based on actual forfeitures each period. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period of the Share-based Award in determining the fair value of Share-based Awards. Although we believe our assumptions used to calculate share-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. Our provision for income taxes is determined using the asset and liability approach to account for income taxes. A current liability is recorded for the estimated taxes payable for the current year. Deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which the timing differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates or tax laws are recognized in the provision for income taxes in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized. Changes in valuation allowances will flow through the statement of operations unless related to deferred tax assets that expire unutilized or are modified through translation, in which case both the deferred tax asset and related valuation allowance are similarly adjusted. Where a valuation allowance was established through purchase accounting for acquired deferred tax assets, any future change will be credited or charged to income tax expense. See NOTE 10 in the accompanying Notes to Consolidated Financial Statements for discussion related to Tax Reform.

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. In the ordinary course of our business, there are transactions and calculations for which the ultimate tax determination is uncertain. In spite of our belief that we have appropriate support for all the positions taken on our tax returns, we acknowledge that certain positions may be successfully challenged by the taxing authorities. We determine the tax benefits more likely than not to be recognized with respect to uncertain tax positions. Although we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and inherent uncertainty; therefore, our assessments can involve both a series of complex judgments about future events and rely on estimates and assumptions. Although we believe these estimates and assumptions are reasonable, the final determination could be materially different than that which is reflected in our provision for income taxes and recorded tax assets and liabilities.

Complex Derivative Financial Instruments. From time to time we sell common stock and we issue convertible debt, both with common stock purchase warrants, which may include terms requiring conversion price or exercise price adjustments based on subsequent issuance of securities at prices lower than those in the agreements of such securities. In these situations, the instruments may be accounted for as liabilities and recorded at fair value each reporting period. Due to the complexity of the agreement, we use an outside expert to assist in providing the mark to market fair valuation of the liabilities over the reporting periods in which the original agreement was in effect. It was determined that a Binomial Lattice option pricing model using a Monte Carlo simulation would provide the most accuracy given all the potential variables encompassing a future dilutive event. This model incorporated transaction assumptions such as our stock price, contractual terms, maturity, risk free rates, as well as estimates about future financings, volatility, and holder behavior. Although we believe our estimates and assumptions used to calculate the fair valuation liabilities and related expense were reasonable, these assumptions involved complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

Impairment of Long-Lived Assets. Carrying values of property and equipment and finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset group’s carrying value for recoverability. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. Assessments also consider changes in asset utilization, including the temporary idling of capacity and the expected timing for placing this capacity back into production. If the carrying value of the assets is not recoverable, then a loss is recorded for the difference between the assets’ fair value and respective carrying value. The fair value of the assets is determined using an “income approach” based upon a forecast of all the expected discounted future net cash flows associated with the subject assets. Some of the more significant estimates and assumptions include: market size and growth, market share, projected selling prices, manufacturing cost and discount rate. Our estimates are based upon historical experience, commercial relationships, market conditions and available external information about future trends.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved the proposal to defer the effective date of ASU 2014-09 standard by one year. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations (ASU 2016-08), accounting for licenses of intellectual property and identifying performance obligations (ASU 2016-10), narrow-scope improvements and practical expedients (ASU 2016-12) and technical corrections and improvements to Topic 606 (ASU 2016-20) in its new revenue standard. The guidance is effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. Our services are performed over the term of our contracts and customers are billed for those services as they are performed on a monthly basis. Revenue is recognized each month for the services that have been provided to our customers. Additionally, we do not have significant exposure related to uncollectible accounts. We have performed a review of the requirements of the new revenue standard and have performed our analysis of our customer contracts on a portfolio basis (by each hospital group) utilizing the five-step model of the new standard. We have compared the results of our analysis to our current accounting practices. We adopted Topic 606 on January 1, 2018 using the full retrospective transition method for recognizing revenue. The adoption of Topic 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of our services to our customers and will provide financial statement readers with enhanced disclosures. The adoption of this standard did not have a material effect on the timing and recognition of revenue for the services provided to our customers.

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

Recently Issued Accounting Pronouncements

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

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 Leases (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”). The amendments in ASU 2018-10 affect only narrow aspects of the guidance issued in the amendments in ASU 2016-02, including but not limited to lease residual value guarantee, rate implicit in the lease, lease term and purchase option. The amendments in ASU 2018-11 provide an optional transition method for adoption of the new standard, which will allow entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors (“ASU 2018-20”). ASU 2016-02 is effective for annual and interim periods for fiscal years beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of 2019 on a modified retrospective basis. While we continue evaluating our lease portfolio to assess the impact that ASU 2016-02 will have on our consolidated financial statements, we expect the primary impact to our consolidated financial statements upon adoption will be the recognition, on a discounted basis, of our future minimum rentals due under noncancelable leases on our consolidated balance sheet.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, that relate to future events or to our future operations or financial performance. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about:

●	our plans to further develop our FullMAX system of wireless base stations;

●	our plans to further develop remote radios;

●	the adoption by our target industries of the new IEEE 802.16s standard for private cellular networks;

●	our future development priorities;

●	our estimates regarding the size of our potential target markets;

●	our expectations about the impact of new accounting standards;

●	our future operations, financial position, revenues, costs, expenses, uses of cash, capital requirements, our need for additional financing or the period for which our existing cash resources will be sufficient to meet our operating requirements; or

●	our strategies, prospects, plans, expectations, forecasts or objectives.

Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” “scheduled” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement. Actual results, level of activity, performance, experience or achievements may differ materially from those expressed or implied by any forward-looking statement as a result of various important factors, including our critical accounting policies and risks and uncertainties relating, to:

●	our ability to obtain additional financing on reasonable terms, or at all;

●	our ability to repay our indebtedness;

●	the accuracy of our estimates regarding expenses, costs, future revenues, uses of cash and capital requirements;

●	the market acceptance of our wireless connection products and the IEEE 802.16s standard;

●	our ability to develop future generations of our current products;

●	our ability to generate significant revenues and achieve profitability;

●	our ability to successfully commercialize our current and future products, including their rate and degree of market acceptance;

●	our ability to attract and retain key scientific or management personnel and to expand our management team;

●	our ability to establish licensing, collaboration or similar arrangements on favorable terms and our ability to attract collaborators with development, regulatory and commercialization expertise;

●	our ability to manage the growth of our business;

●	expenditures not resulting in commercially successful products;

●	our outreach to global markets, particularly China;

●	our commercialization, marketing and manufacturing capabilities and strategy;

●	our ability to expand, protect and maintain our intellectual property position;

●	the success of competing third-party products;

●	our ability to fully remediate our identified internal control material weaknesses;

●	regulatory developments in the United States and other countries; and

●	our ability to comply with regulatory requirements relating to our business, and the costs of compliance with those requirements, including those on data privacy and security.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ondas Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ondas Holdings Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2017.

Somerset, NJ

March 19, 2019

ONDAS HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$1,129,863	$456,018
Accounts receivable, net of allowance for doubtful accounts of $0 and $7,914, respectively	30,440	31,855
Inventory	347,945	173,320
Other current assets	533,481	43,578
Total current assets	2,041,729	704,771

Property and equipment, net	502,146	12,856

Other Assets:
Intangible assets, net	53,288	—
Lease deposits	49,376	—
Deferred offering costs	14,982	—
Total other assets	117,646	—

Total assets	$2,661,521	$717,627

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,111,929	$795,755
Secured promissory note, net of debt discount $72,038	10,063,208	—
Notes payable	3,882,868	3,865,558
Derivative liability	—	166,093
Advance from related party	—	155,645
Accrued expenses and other current liabilities	2,188,271	879,022
Total current liabilities	17,246,276	5,862,073

Long-Term Liabilities:
Notes payable, net of debt discount of $0 and $162,659, respectively	300,000	2,777,341
Total long-term liabilities	300,000	2,777,341

Total liabilities	17,546,276	8,639,414

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.0001: 10,000,000 shares authorized	—	—
Common stock - par value $0.0001; 350,000,000 shares authorized; 50,463,732 and 16,797,744 issued and outstanding	5,046	1,679
Additional paid in capital	17,491,734	12,361,205
Accumulated deficit	(32,381,535)	(20,284,671)

Total stockholders’ deficit	(14,884,755)	(7,921,787)

Total liabilities and stockholders’ deficit	$2,661,521	$717,627

The accompanying footnotes are an integral part of these consolidated financial statements.

ONDAS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017

Revenues, net	$190,029	$274,403
Cost of goods sold	39,365	79,768
Gross profit	150,664	194,635

Operating expenses:
General and administration	2,611,992	1,083,557
Sales and marketing	2,897,703	502,790
Research and development	3,076,502	1,002,625
Total operating expense	8,586,197	2,588,972

Operating loss	(8,435,533)	(2,394,337)

Other income (expense)
Interest expense	(2,663,645)	(642,718)
Change in fair value of derivative liability	(975,902)	5,025
Loss on extinguishment of debt	(44,353)	—
Other income	4,422	9,823
Interest income	18,147	—
Total other income (expense)	(3,661,331)	(627,870)

Loss before provision for income taxes	(12,096,864)	(3,022,207)

Provision for income taxes	—	—

Net loss	$(12,096,864)	$(3,022,207)

Net loss per share - basic and diluted	$(0.42)	$(0.19)

Weighted average number of common shares outstanding, basic and diluted	28,528,060	16,191,240

The accompanying footnotes are an integral part of these consolidated financial statements.

ONDAS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 30, 2018 AND 2017

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2016	16,120,860	$1,612	$12,353,363	$(17,262,464)	$(4,907,489)
Shares issued for exercise of warrants	676,884	67	6,676	—	6,743
Share-based compensation	—	—	1,166	—	1,166
Net loss	—	—	—	(3,022,207)	(3,022,207)

Balance, December 31, 2017	16,797,744	1,679	12,361,205	(20,284,671)	(7,921,787)
Issuance of shares in private placement	6,648,586	665	4,031	—	4,696
Issuance of shares in conversion of debt	2,017,402	202	4,002,816	—	4,003,018
Reclassification of derivative liability	—	—	1,141,995	—	1,141,995
Purchase and retirement of common stock	(32,600,000)	(3,260)	—	—	(3,260)
Effect of merger and recapitalization pursuant to execution of Agreement and Plan of Merger and Reorganization	57,600,000	5,760	(18,313)	—	(12,553)
Net loss	—	—	—	(12,096,864)	(12,096,864)

Balance, December 31, 2018	50,463,732	$5,046	$17,491,734	$(32,381,535)	$(14,884,755)

The accompanying footnotes are an integral part of these consolidated financial statements.

ONDAS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(12,096,864)	$(3,022,207)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	54,946	13,439
Allowance for doubtful accounts	(7,914)	7,914
Amortization of debt discount and deferred financing costs	835,849	106,676
Amortization of intangible assets	194	—
Change in fair value of derivative liability	975,902	(5,025)
Stock-based compensation	—	1,166
Loss on conversion of debt	31,943	—
Changes in operating assets and liabilities:
Accounts receivable	9,329	(39,769)
Inventory	(174,624)	(156,289)
Other current assets	(477,937)	113,808
Other assets	(44,359)	—
Accounts payable	316,174	(58,752)
Accrued expenses and other current liabilities	2,060,098	408,557
Net cash flows used in operating activities	(8,517,263)	(2,630,482)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(544,236)	—
Patent costs	(53,482)	—
Deposits	(31,965)	—
Net cash flows used in investing activities	(629,683)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from secured promissory note, net of costs	9,875,000	—
Proceeds from convertible notes payable	100,000	2,940,000
Proceeds from sale of common stock	4,696	—
Repayment of advances from related party	(155,645)	—
Purchase and retirement of common stock	(3,260)	—
Proceeds from loans payable	—	50,000
Proceeds from exercise of warrants	—	6,744
Advances from related parties	—	119,508
Repayment of short term loan	—	(75,000)
Net cash flows provided by financing activities	9,820,791	3,041,252

Increase in cash and cash equivalents	673,845	410,770
Cash and cash equivalent, beginning of period	456,018	45,248
Cash and cash equivalents, end of period	$1,129,863	$456,018

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$979,167	$502,638
Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Reclassification of derivative liability to additional paid in capital	$1,141,995	$—
Increase in debt for non cash interest	$135,246	$—
Interest converted to debt	$17,310	$880,558
Derivative liability	$—	$171,118

The accompanying footnotes are an integral part of these consolidated financial statements.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company

Ondas Holdings Inc. (the “Company”) was originally incorporated in Nevada on December 22, 2014 under the name of Zev Ventures Incorporated. On September 28, 2018, we closed the Acquisition, described below, changed our name to Ondas Holdings Inc., and Ondas Networks Inc., a Delaware corporation (“Ondas Networks”), became our sole focus and wholly owned subsidiary. The corporate headquarters for Ondas Holdings Inc. and operational headquarters for Ondas Networks Inc. is located in Sunnyvale, California. Unless otherwise stated or unless the context otherwise requires, the description of our business set forth below is provided on a combined basis, taking into account our subsidiary, Ondas Networks. Ondas Networks was originally incorporated in Delaware on February 16, 2006 under the name of Full Spectrum Inc. On August 10, 2018, the name was changed to Ondas Networks Inc.

On July 4, 2018, FS Partners (Cayman) Limited, a Cayman Islands limited liability company (“FS Partners”) was formed by Eric A. Brock, CEO of Ondas Holdings, and Stewart W. Kantor, President and L. Philip Chu, Vice President-Asia of Ondas Networks. On December 1, 2018, Messer Brock, Kantor and Chu transferred its ownership of FS Partners to Ondas Holdings, for a nominal amount, at which time FS Partners became a wholly owned subsidiary of Ondas Holdings. As of December 31, 2018, FS Partners had not begun formal operations and had not received any investment capital.

On July 13, 2018, Full Spectrum Holding Limited, a Cayman Islands limited liability company (“Full Spectrum Holding”) was formed by FS Partners, Ondas Networks Inc., and Mr. Chu. On December 1, 2018, Ondas Networks transferred ownership of Full Spectrum Holding to Ondas Holdings, for a nominal amount, at which time Full Spectrum Holding became a majority owned subsidiary of Ondas Holdings. Mr. Chu maintained a minority interest in Full Spectrum Holding. As of December 31, 2018 Full Spectrum Holding had not begun formal operations and had not received any investment capital.

On November 29, 2018, Ondas Network Limited, a company established in Chengdu, Sichuan Province, received a business license under the laws of Company Law of the People’s Republic of China and the Law of the People’s Republic of China on Wholly Foreign Invested Enterprises. Mr. Chu is legal representative of Ondas Network Limited. Ondas Network Limited is a wholly owned subsidiary of Full Spectrum Holding. As of December 31, 2018 Ondas Network Limited had not begun formal operations and had not received any investment capital.

Ondas Networks’ wireless networking products are applicable to a wide range of mission critical functions that require secure communications over large geographic areas. We provide wireless connectivity solutions enabling mission-critical Industrial Internet applications and services. We refer to these applications as the Mission-Critical Internet of Things (MC-IoT).

We design, manufacture, sell and support FullMAX, our multi-patented wireless radio systems for secure, wide area mission-critical field area networks. This radio network provides point-to-multipoint, non-line of sight connectivity for industrial wireless networks. Since its inception on February 16, 2006, Ondas Networks has devoted its efforts principally to research and development and the commercialization of our FullMAX wireless technology platform. We began working with the IEEE in 2015 to help create the IEEE 802.16s wireless broadband standard which was published in the fourth quarter of 2017. In 2018, Ondas Networks initiated a business expansion plan designed to invest in our sales, and marketing and customer support capabilities in order to build our customer base.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Also in connection with the Closing, (i) our sole director appointed additional individuals, who previously were members of the board of directors of Ondas Networks and its chief executive officer, to serve on our board of directors, and our board of directors subsequently appointed executive officers; (ii) the former holders of the Ondas Networks Shares executed lock-up agreements (the “Lock-Up Agreements”), which provide for an initial 12-month lock-up period followed by a subsequent 12-month limited sale period, commencing with the date of the Closing; (iii) we entered into a Common Stock Repurchase Agreement with Energy Capital, a current stockholder of the Company (“Energy Capital”), pursuant to which the Energy Capital sold an aggregate of 32.6 million Company Shares (the “Repurchase Shares”) to us at $0.0001 per share, for an aggregate consideration of $3,260. The Repurchase Shares were canceled and returned to our authorized but unissued shares; (iv) our board of directors approved, and our stockholders adopted, the 2018 Incentive Stock Plan (the “2018 Plan”) pursuant to which 10 million Company Shares has been reserved for issuance to employees, including officers, directors and consultants; and (v) we entered into a Loan and Security Agreement with Energy Capital, pursuant to which Energy Capital agreed to lend us an aggregate principal amount of up to $10 million, subject to specified conditions.

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

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liquidity

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. As of December 31, 2018, we had an accumulated deficit of approximately $32,382,000 and net borrowings outstanding of approximately $14,246,000, of which approximately $3,883,000, is contractually due on March 30, 2019 and $10,063,000 is contractually due on September 19, 2019. As of December 31, 2018, we had cash and cash equivalents of approximately $1,130,000 and a working capital deficit of approximately $15,205,000.

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

Our ability to generate revenue and achieve profitability depends on our completion of our second-generation products and commencing the manufacture, marketing and sales of those products. These activities, including our planned research and development efforts, will require significant uses of working capital through the end of 2019 and beyond. Based on our current operating plans, we believe that our existing cash and cash equivalents, as well as the $3,300,000 in borrowings we drew down thus far in 2019 from the $10 million loan and security agreement (see NOTE 14 for further details) will only be sufficient to meet our anticipated operating needs through March 2019. We currently do not have sufficient funds to repay the debt discussed above at maturity on March 30, 2019 and must secure additional equity or debt capital in order to repay those obligations (the balance of funds available under the $10 million loan and security agreement are contractually not available for this repayment). Aside from the balance available under $10 million loan and security agreement, at the present time we have no commitments for any such funding and no assurance can be provided that we will be able to raise the needed funds on commercially acceptable terms or at all. These factors raise substantial doubt about our ability to continue as a going concern through March 19, 2020. The financial information contained in these financial statements have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and these financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries Ondas Networks and FS Partners (FS Partners has not begun operations) and our majority owned subsidiaries, Full Spectrum Holding and Ondas Network Limited (both have not begun operations). All significant inter-company accounts and transactions between these entities have been eliminated in these historical consolidated financial statements.

Segment Information

We operate in one business segment, which is the development, marketing and sale of wireless radio systems for secure, wide area mission-critical business-to-business networks.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

We consider all highly liquid instruments with an original maturity of three months or less, as well as deposits in financial institutions, to be cash and cash equivalents. As of December 31, 2018 and 2017, we had no cash equivalents.

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

We had no allowance for doubtful accounts as of December 31, 2018. We had an allowance for doubtful accounts of $7,914 as of December 31, 2017.

Inventory

Inventories, which consist solely of equipment components, are stated at the lower of cost (first-in, first-out) or net realizable value, net of reserves for obsolete inventory. We continually analyze our slow-moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. As of December 31, 2018 and 2017, we determined that no such reserves were necessary.

Property and Equipment

All additions, including improvements to existing facilities, are recorded at cost. Maintenance and repairs are charged to expense as incurred. Depreciation of property and equipment is principally recorded using the straight-line method over the estimated useful lives of the assets. The estimated useful lives typically are (i) three years for equipment and software, and (ii) five years for vehicles and furniture and fixtures. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. Upon the disposal of property, the asset and related accumulated depreciation accounts are relieved of the amounts recorded therein for such items, and any resulting gain or loss is recorded in operating expenses in the year of disposition.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Software

Costs incurred internally in researching and developing a software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to production. The amortization of these costs is included in cost of revenue over the estimated life of the products.

Impairment of Long-Lived Assets

Long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows is less than its carrying value. The amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Based upon our evaluation, there were no impairments of long-lived assets required during the year ended December 31, 2018.

Patents

We amortize our intangible assets with a finite life on a straight-line basis, over 20 years for patents. We begin amortization of these costs on the date patents are awarded.

Research and Development

Costs for research and development are expensed as incurred. Research and development expense consists primarily of salaries, salary related expenses and costs of contractors and materials.

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

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with accounting standards, we determined that at December 31, 2017, certain instruments qualified as derivative liabilities and should be recorded at their fair value on the date of issuance and re-measured at fair value each reporting period with the change reported in earnings). The fair value of these instruments were computed using the Binomial Lattice Monte Carlo model, incorporating transaction details such as the price of our common stock, contractual terms, maturity and risk-free rates, as well as assumptions about future financings, volatility, and holder behavior.

The assumptions used in computing the fair value as of December 31, 2017 are as follows:

Stock price	$0.0027
Conversion price	$8.1500
Expected volatility	63%
Term (years)	9.5
Risk-free interest	2.36%
Expected dividend yield	0%

At December 31, 2018, we had no instruments requiring a fair value determination.

The following table provides the financial assets and liabilities reported at fair value and measured on a recurring basis at December 31, 2018 and 2017:

Description	Assets/ (Liabilities) Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Fair value of derivative liability as of:

December 31, 2018	$—	$—	$—	$—

December 31, 2017	$(166,093)	$—	$—	$(166,093)

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for years ended December 31, 2018 and 2017:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	December 31,
	2018	2017

Balance, beginning of period	$(166,093)	$—
Issuances of derivative liability	—	(171,118)
Reclassification to additional paid in capital	1,141,995	—
Change in fair value of derivative liability	(975,902)	5,025
Balance, end of period	$—	$(166,093)

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with GAAP, we recognize the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur. We recognize both interest and penalties related to uncertain tax positions as part of the income tax provision.

Shipping and Handling

We expense all shipping and handling costs as incurred. These costs are included in cost of goods sold on the accompanying consolidated financial statements.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ deficit as a reduction of additional paid-in capital generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statement of operations.

 ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Off-Balance Sheet Arrangements

The Company has no off-balance sheet risk such as foreign exchange contracts, option contracts, or other hedging arrangements.

ASC 606, Revenue from Contracts with Customers

On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method with respect to all non-completed contracts. Revenues and contract assets and liabilities for contracts completed prior to January 1, 2018 are presented in accordance with ASC 605, Revenue Recognition. ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes nearly all existing revenue recognition guidance, including industry-specific guidance. The new guidance is based on the principle that an entity should recognize revenue to depict the transfer of products or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those products or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgment and changes in judgments and assets recognized from costs incurred to fulfill a contract. The adoption of ASC 606 did not have a material effect on our financial position, results of operations, or internal controls over financial reporting.

Under ASC 606, the Company recognizes revenue when the customer obtains control of promised products or services, in an amount that reflects the consideration which is expected to be received in exchange for those products or services. The Company recognizes revenue following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the products or services it transfers to the customer.

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the products or services promised within each contract and determines those that are performance obligations and assesses whether each promised product or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue. For the year ended December 31, 2018, none of our contracts with customers included variable consideration.

Contracts that are modified to account for changes in contract specifications and requirements are assessed to determine if the modification either creates new or changes the existing enforceable rights and obligations. Generally, contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. For the year ended December 31, 2018, there were no modifications to contract specifications.

The Company is engaged in the development, marketing and sale of wireless radio systems for secure, wide area mission-critical business-to-business networks. We generate revenue primarily from the sale of the FullMAX System and the delivery of related services.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Product revenue is comprised of sales of the Company’s software defined base station and remote radios, its network management and monitoring system, and accessories. The Company’s software and hardware is sold with a limited one-year basic warranty included in the price. The limited one-year basic warranty is an assurance-type warranty, is not a separate performance obligation, and thus no transaction price is allocated to it. The nature of tasks under the limited one-year basic warranty only provide for remedying defective product(s) covered by the warranty. Product revenue is generally recognized when the customer obtains control of our product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract, or upon installation when the combined performance obligation is not distinct within the context of the contract.

Service revenue is comprised of separately priced extended warranty sales, network support and maintenance, remote monitoring, as well as ancillary services directly related to the sale of the Company’s wireless communications products including wireless network design, systems engineering, radio frequency planning, software configuration, product training, installation, and onsite support. The extended warranty sold by the Company provides a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage. The extended warranty includes 1) factory hardware repair or replacement, at our election, of the base station and remote radios, 2) software upgrades, bug fixes and new features of the radio software and NMS, 3) deployment and network architecture support, and 4) technical support by phone and email. Extended warranty, network support and maintenance, and remote monitoring revenues are recognized ratably over the term of the service contract. Ancillary service revenues are recognized at the point in time when those services have been provided to the customer and the performance obligation has been satisfied.

If the customer contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. We enter into certain contracts that have multiple performance obligations, one or more of which may be delivered subsequent to the delivery of other performance obligations. We allocate the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. We determine standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price considering available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Revenue is then allocated to the performance obligations using the relative selling prices of each of the performance obligations in the contract.

Our payment terms vary and range from Net 15 to Net 30 days from the date of the invoices.

Disaggregation of Revenue

The following tables present our disaggregated revenues by Type of Revenue and Timing of Revenue.

	Years Ended December 31,
	2018	2017
Type of Revenue
Product revenue	$125,664	$185,261
Service revenue	64,365	89,142
Total revenue	$190,029	$274,403

	Years Ended December 31,
	2018	2017
Timing of Revenue
Revenue recognized point in time	$147,863	$235,636
Revenue recognized over time	42,166	38,767
Total revenue	$190,029	$274,403

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Assets and Liabilities

We recognize a receivable or contract asset when we perform a service or transfer a good in advance of receiving consideration. A receivable is recorded when our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. A contract asset is recorded when our right to consideration in exchange for good or services that we have transferred to a customer is conditional on something other than the passage of time. We did not have any contract assets recorded at December 31, 2018.

We recognize a contract liability when we receive consideration, or if we have the unconditional right to receive consideration, in advance of satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. The table below details the activity in our contract liabilities during the years ended December 31, 2018 and 2017, and the balance at the end of each year is reported as deferred revenue in the Company’s consolidated balance sheet.

	Years Ended December 31,
	2018	2017
Balance, beginning of year	$30,690	$36,299
Additions	32,106	39,895
Transfer to revenue	(42,166)	(45,504)
Balance, end of year	$20,631	$30,690

Warranty Reserve

We provide a limited one-year assurance-type warranty on our software and hardware products. The assurance-type warranty covers defects in material and wordsmanship only. If a warranted software or hardware component is determined to be defective after being tested by the Company, the Company will repair, replace or refund the price of the covered hardware and/or software to the customer (not including any shipping, handling, delivery or installation charges). We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance-type warranties and has determined that the estimated outstanding warranty obligation at December 31, 2018 is immaterial to the Company’s financial statements.

Net Loss Per Common Share

In a reverse merger transaction, net loss per share for all periods presented is based on the equity structure of the legal acquirer, which assumes common stock is outstanding and is reflected on a retrospective basis for all periods presented. Basic net loss per share is computed by dividing net loss by the weighted average shares of common stock outstanding for each period. Diluted net loss per share is the same as basic net loss per share since the Company has net losses for each period presented. The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	Years Ended December 31,
	2018	2017
Warrants to purchase common stock	—	1,953,722
Options to purchase common stock	—	3,606,052
Convertible debt	140,678	1,490,704
Total potentially dilutive securities	140,678	7,050,478

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

Concentration of Customers

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue. During the year ended December 31, 2018, two customers accounted for approximately $145,000 and $32,000 of our revenue or 76% and 17%, respectively. No other customers provided more than 10% of our revenue during 2018. During the year ended December 31, 2107, three customers accounted for approximately $156,000, $50,000 and $41,000 of our revenue or 51%, 18% and 15%, respectively. No other customers provided more than 10% of our revenue during 2017.

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

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 Leases (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”). The amendments in ASU 2018-10 affect only narrow aspects of the guidance issued in the amendments in ASU 2016-02, including but not limited to lease residual value guarantee, rate implicit in the lease, lease term and purchase option. The amendments in ASU 2018-11 provide an optional transition method for adoption of the new standard, which will allow entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors (“ASU 2018-20”). ASU 2016-02 is effective for annual and interim periods for fiscal years beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of 2019 on a modified retrospective basis. While we continue evaluating our lease portfolio to assess the impact that ASU 2016-02 will have on our consolidated financial statements, we expect the primary impact to our consolidated financial statements upon adoption will be the recognition, on a discounted basis, of our future minimum rentals due under noncancelable leases on our consolidated balance sheet.

Restatement

In connection with the year-end financial statement closing process, the Company determined that its previously issued financial statements included in its Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018 (“Restated Period”) should be restated due to an error in recording the conversion of debt on September 28, 2018 and the omission of recognizing a modification of debt on July 11, 2018. With the modification on July 11, 2018, the Company should have recorded a loss on extinguishment of debt in the amount of $44,348 and reclassified the derivative liability at its fair value in the amount of $1,141,995 to additional paid in capital (see NOTE 7 for details). On September 28, 2018, the debt conversion was originally recorded as a gain of $3,976,992, however it should have been recorded in common stock and additional paid in capital as a result of the July 11, 2018 debt modification. See NOTE 13 for further details and quantitative information on the Restated Period.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	Years Ended December 31,
	2018	2017
Prepaid financing costs	$188,300	$—
Prepaid marketing cost	125,525	—
Prepaid insurance	102,743	—
Other prepaid expenses	40,654	13,755
Other receivables	44,294	9,823
Deposits	31,965	20,000
TOTAL OTHER CURRENT ASSETS	$533,481	$43,578

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Years Ended December 31,
	2018	2017
Leasehold improvements	$256,920	$30,367
Vehicle	143,560	—
Furniture and fixtures	132,088	41,685
Computer Equipment	87,087	39,382
Software	61,287	25,272
	680,942	136,706
Less: accumulated depreciation	(178,796)	(123,850)
TOTAL PROPERTY AND EQUIPMENT	$502,146	$12,856

Depreciation expense for the years ended December 31, 2018 and 2017 was $54,946 and $13,439, respectively.

NOTE 5 – INTANGIBLE ASSETS

Our intangible assets include patent costs totaling $53,482 less amortization of patent costs of $194 at December 31, 2018. We had no capitalized patent costs at December 31, 2017.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	Years Ended December 31,
	2018	2017

Accrued payroll and other benefits	$1,659,577	$792,746
Accrued rent and facilities costs	160,544	—
Accrued interest	138,605	42,824
Accrued professional fees	126,384	—
D&O insurance financing payable	52,530	—
Other accrued expenses	30,000	1,526
Deferred revenue	20,631	30,690
Other current liabilities	—	11,236
TOTAL OTHER CURRENT LIABILITIES	$2,188,271	$879,022

NOTE 7 – NOTES PAYABLE AND OTHER FINANCING AGREEMENTS

Loan Agreements

In October 2007, Ondas Networks Inc. (“Ondas Networks”), the wholly owned subsidiary of Ondas Holdings Inc. (“Ondas Holdings” or the “Company”), entered into a 6% per annum loan agreement with an entity in the amount of $550,000 in connection with the issuance of common stock of Ondas Networks (the “October 2007 Loan”); however, the October 2007 Loan was not memorialized. The original maturity date of the October 2007 Loan was September 30, 2011. On February 11, 2016, the entity and Ondas Networks entered into a Loan Amendment to amend the October 2007 Loan to (i) extend the maturity date to April 1, 2017 and (ii) clear and waive any existing defaults. On November 30, 2017, the entity and Ondas Networks entered into a Loan Modification Agreement to further amend the October 2007 Loan to (i) transfer all accrued and unpaid interest ($17,310) as of December 31, 2017 to principal in January 2018, (ii) extend the maturity date to December 31, 2018, (iii) clear and waive any existing defaults, and (iv) amend the interest rate to 10% per annum effective January 1, 2018. On October 1, 2018, the entity entered into an Assignment and Assumption Agreement to assign all of its rights and obligations including all principal and interest owing under the October 2007 Loan to an unaffiliated third-party. On December 31, 2018, the assignee and Ondas Networks entered into a Note Extension Agreement to further amend the October 2007 Loan to extend the maturity date to March 30, 2019. At December 31, 2018 and December 31, 2017, the outstanding balance of the October 2007 Loan was $567,310 and $550,000, respectively.

On December 31, 2013, Ondas Networks entered into a 10% per annum Promissory Note with an entity in the amount of $250,000, of which $25,000 was repaid in February 2015 (the “December 2013 Note”). The original maturity of the December 2013 Note was December 31, 2014. On November 1, 2014, Ondas Networks entered into a Loan Agreement with the same entity in the amount of $210,000. (the “November 2014 Loan”). The original maturity of the November 2014 Loan was March 16, 2015. The interest through the original maturity date of the November 2014 Loan was a fixed amount of $16,800. Subsequent to the original maturity date, the November 2014 Loan accrued interest at a rate of 18% per annum. On September 15, 2015, Ondas Networks and the entity verbally agreed to amend the November 2014 Loan to decrease the interest rate to 10% per annum. On April 1, 2016, the entity and Ondas Networks entered into a Loan Amendment to amend the December 2013 Note and November 2014 Loan to (i) extend the maturity date to April 1, 2017, and (ii) clear and waive any existing defaults. On November 30, 2017, the entity and Ondas Networks entered into a Loan Modification Agreement to further amend the December 2013 Note and November 2014 Loan to (i) transfer all accrued and unpaid interest on the December 2013 Note and November 2014 Loan ($60,679 and $49,170, respectively, as of December 31, 2017) to principal, (ii) extend the maturity dates to December 31, 2018, and (iii) clear and waive any existing defaults. On December 31, 2018, the entity and Ondas Networks entered into a Note Extension Agreement to further amend the December 2013 Note and November 2014 Loan to extend the maturity date to March 30, 2019. At December 31, 2018 and December 31, 2017, the outstanding balances of the December 2013 Note and November 2014 Loan was $285,679 and $259,170, respectively.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 1, 2015, Ondas Networks entered into a 10% per annum Loan Agreement with two individuals in the amount of $50,000 (the “April 2015 Note”). The original maturity of the April 2015 Note was July 1, 2015. The accrued interest on the April 2015 Note through the original maturity date was $4,000. Subsequent to the original maturity date, the April 2015 Note accrued interest at a rate of 10% per annum. On February 11, 2016, the individuals and Ondas Networks entered into a Loan Amendment to amend the April 2015 Note to (i) extend the maturity date to April 1, 2017 and (ii) clear and waive any existing defaults. On November 30, 2017, the individuals and Ondas Networks entered into a Loan Modification Agreement to further amend the April 2015 Note to (i) transfer all accrued and unpaid interest ($16,511) as of December 31, 2017 to principal, (ii) extend the maturity date to December 31, 2018 and (iii) clear and waive any existing defaults. On December 31, 2018, the entity and Ondas Networks entered into a Note Extension Agreement to further amend the April 2015 Note and to extend the maturity date to March 30, 2019. At December 31, 2018 and December 31, 2017, the outstanding balance of the April 2015 Note was $66,511.

In March 2017, Ondas Networks entered into a loan agreement with an individuals in the amount of $50,000 (the “March 2017 Note”). Accrued interest on the March 2017 Note was $10,000. The March 2017 Note and accrued interest were paid in full during 2017.

Financing Agreement

On November 3, 2016, Ondas Networks entered into a Purchase Order Financing Agreement with an accompanying 20% per annum Promissory Note with an individual in the amount of $250,000 (the “November 2016 Note”). The original maturity of the November 2016 Note was the earlier of the payment of the purchase order for which the loan was advanced or 180 days after issuance. On December 20, 2016, Ondas Networks entered into a second Purchase Order Financing Agreement with an accompanying 10% per annum Promissory Note with the same individual in the amount of $100,000 (the “December 2016 Note”). The original maturity of the December 2016 Note was the earlier of the payment of the purchase order for which the loan was advanced or 180 days after issuance. On November 30, 2017, the individual and Ondas Networks entered into a Loan Modification Agreement to amend the November and December 2016 Notes to (i) transfer all accrued and unpaid interest on the November and December 2016 Notes ($47,000 and $5,591, respectively) as of December 31, 2017 to principal, (ii) extend the maturity dates to December 31, 2018, and (iii) clear and waive any existing defaults. On December 31, 2018, the individual and Ondas Networks entered into a Note Extension Agreement to further amend the November and December 2016 Notes and to extend the maturity date to March 30, 2019. At December 31, 2018 and December 31, 2017, the outstanding balance of the November and December 2016 Notes was $297,000 and $105,591, respectively, in both years.

On February 28, 2014, Ondas Networks entered into a Purchase Order Financing Agreement (the “Financing Agreement”) with an entity. Interest on the Financing Agreement accrued at 30% per annum for the first 104 days and at 51% per annum thereafter. Between June 2014 and January 2015, Ondas Networks received an aggregate of $660,000 of which $285,000 was repaid. At December 31, 2015, the principal outstanding totaled $375,000 and accrued interest totaled $223,393. During 2016, and for the period from January 1, 2017 through November 17, 2017, additional interest was accrued totaling $191,250 and $168,282, respectively. On November 17, 2017, the entity and Ondas Networks entered into an Amendment to Purchase Order Financing Agreement and agreed to (i) transfer all accrued and unpaid interest to principal, (ii) reduce the per annum interest rate to 10%, (iii) set the maturity date at December 31, 2018, and (iv) combine the Purchase Order Financing Agreements into a single loan (“November 2017 Loan”). On December 31, 2018, the entity and Ondas Networks entered into a Note Extension Agreement to further amend the November 2017 Loan and to extend the maturity date to March 30, 2019. As of December 31, 2018 and December 31, 2017, the outstanding principal balance of the November 2017 Loan was $957,925.

Promissory Notes

On December 14, 2015, Ondas Networks approved a private placement offering (“Private Placement”) seeking to sell to investors certain 10% promissory notes in the aggregate face amount of $750,000, which amount was later increased to $1,250,000, with a term of 18 months (“Private Placement Notes”). In connection with the Private Placement Notes, each investor (the “Private Placement Noteholders”) received warrants to purchase shares of common stock of Ondas Networks (“Private Placement Warrants”), equal to 25% of the principal amount of the Private Placement Notes, exercisable at the lower of (i) $2.00 per share or (ii) 40% of the selling price of Ondas Networks’ shares in its proposed initial public offering.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2015, pursuant to the terms of Security Purchase Agreements, Ondas Networks completed the sale of an aggregate of $325,000 in Private Placement Notes to Private Placement Noteholders, of which $25,000 was repaid during 2017, and issued them Private Placement Warrants to purchase an aggregate of 81,250 shares of common stock of Ondas Networks, with a term of ten years, at exercise price of $2.00 and a fair value of $63,398. As of January 1, 2018, the Private Placement Warrants for the 81,250 shares were surrendered to Ondas Networks in exchange for participation in a private placement of Ondas Networks’ shares dated April 13, 2018.

Between February and July 2016, pursuant to the terms of Security Purchase Agreements, Ondas Networks completed the sale of an aggregate of $925,000 in Private Placement Notes to Private Placement Noteholders and issued them Private Placement Warrants to purchase an aggregate of 231,250 shares of Ondas Networks common stock, with a term of ten years, an exercise price of $2.00 and a fair value of $168,678. As of January 1, 2018, the Private Placement Warrants for the 231,250 shares of Ondas Networks of common stock was surrendered to Ondas Networks in exchange for participation in a private placement of Ondas Networks’ shares dated April 13, 2018.

On November 30, 2017, the Private Placement Noteholders and Ondas Networks entered into Loan Modification Agreements to amend the Private Placement Notes to (i) transfer all accrued and unpaid interest ($118,682) as of December 31, 2017 to principal, (ii) extend the maturity date to December 31, 2018 and (iii) clear and waive any existing defaults.

On December 31, 2018, the Private Placement Noteholders and Ondas Networks entered into Note Extension Agreements to further amend the Private Placement Notes and to extend the maturity date to March 30, 2019. At December 31, 2018 and December 31, 2017, the total outstanding balance of the Private Placement Notes was $1,343,682.

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

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 11, 2018, the Ondas Networks board of directors, by written consent, approved certain changes to outstanding Convertible Promissory Notes. The action approved changes to the Group 2 Notes to match the Group 1 Notes and authorized the issuance of a Security Holder Consent Agreement wherein each Group 2 Note holder would agree to the change. The changes modified the conversion option for the Group 2 Notes which resulted in a loss on extinguishment of debt in the amount of $44,348 and caused the derivative liability related to the Group 2 Notes to cease to exist and be classified as additional paid in capital at its fair value on July 11, 2018 in the amount of $1,141,995.

On September 28, 2018, in conjunction with the Merger Agreement discussed in NOTE 1, the Group 1 Note noteholders and all but one Group 2 Note noteholders converted their outstanding Convertible Promissory Notes into an aggregate of 2,017,416 Company Shares. At December 31, 2018 and December 31, 2017, the total outstanding balance of the Convertible Promissory Note(s) was $300,000 and $2,940,000, respectively.

Notes payable and other financing consists of:

	As of December 31,
	2018	2017
Short Term:
Loan Agreements	$1,178,670	$1,161,360
Financing Agreement	1,360,516	1,360,516
Promissory Notes	1,343,682	1,343,682
	$3,882,868	$3,865,558
Long Term:
Convertible Promissory Notes	$300,000	$2,940,000
Debt Discount	—	(162,659)
	$300,000	$2,777,341

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

On October 9, 2018, the Company and the Lender entered into a second Secured Term Promissory Note for $5,000,000 having a maturity date of September 9, 2019 or 10 days after a public offering (the “Second Note”) to complete the Agreement for $10,000,000. The Second Note bears interest at a per annum rate equal to the greater of (a) 11.25% or (b) 11.25% plus the Prime Rate, less 3.25%. Pursuant to the terms of the Agreement, the Company is required to pay a $50,000 loan facility charge, which is also recorded as a debt discount and amortized over the remaining term of the Second Note.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Agreement also contains covenants which include certain restrictions with respect to subsequent indebtedness, liens, loans and investments, asset sales and share repurchases and other restricted payments, subject to certain exceptions. The Agreement also contains financial reporting obligations. An event of default under the Agreement includes, but is not limited to, breach of covenants, insolvency, and occurrence of any default under any agreement or obligation of the Company. In addition, the Agreement contains a customary material adverse effect clause which states that in the event of a material adverse effect, an event of default would occur and the lender has the option to accelerate and demand payment of all or any part of the loan. A material adverse effect is defined in the Agreement as a material change in our business, operations, properties, assets or financial condition or a material impairment of its ability to perform all obligations under its Agreement. We were not in default of any conditions under the Loan and Security Agreements as of December 31, 2018. As of December 31, 2018, the principal balance was $10,000,000, net of debt discount of $72,038 and accreted cost totaled $135,246.

NOTE 9 – STOCKHOLDERS’ EQUITY

Equity Incentive Plan

In connection with the Closing, our board of directors approved, and our stockholders adopted, the 2018 Equity Incentive Plan (the “2018 Plan”) pursuant to which 10 million Company Shares have been reserved for issuance to employees, including officers, directors and consultants. No equity incentive instruments were outstanding at December 31, 2018.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2018	2017
Deferred Tax Assets:
Tax benefit of net operating loss carry-forward	$6,465,826	$4,006,517
Depreciation and amortization	(5,102)	(8,332)
Accrued liabilities	261,876	220,681
Stock based compensation	—	507,545
Interest Expense	740,285	—
R&D Credit	393,165	—
Total deferred tax assets	7,856,050	4,726,411
Valuation allowance for deferred tax assets	(7,856,050)	(4,726,411)
Deferred tax assets, net of valuation allowance	$—	$—

The change in the Company’s valuation allowance is as follows:

	Years Ended December 31,
	2018	2017

Beginning of the year	$4,726,411	$3,848,878
Change in valuation account	3,129,639	877,533
End of the year	$7,856,050	$4,726,411

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the provision for income taxes with the amounts computed by applying the Federal income tax rate to income from operations before the provision for income taxes is as follows:

	Years Ended December 31,
	2018	2017

U.S. federal statutory rate	(21.0)%	(35.0)%
State taxes, net of federal benefit	(6.9)%	(5.8)%
Share-based compensation	—%	17.5%
Effect of U.S. tax law change	—%	(13.2)%
Change in valuation allowance	25.8%	30.2%

Nondeductible expenses	2.0%	6.3%
R&D credit	(3.2)%	—%
Stock Options	3.3%	—%
Effective income tax rate	—%	—%

In assessing the realizability of deferred tax assets, including the net operating loss carryforwards (NOLs), the Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize its existing deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible. Based on its assessment, the Company has provided a full valuation allowance against its net deferred tax assets as their future utilization remains uncertain at this time.

As of December 31, 2018 and 2017, the Company had approximately $23 million and $15 million respectively of Federal and state NOLs available to offset future taxable income with $15 million expiring from 2030 through 2037 while the Federal NOL of $8 Million generated in 2018 has no expiration. As of December 31, 2018 and 2017, the Company had approximately $393,000 and $295,000, respectively of Federal research and development credits available to offset future tax liability expiring from 2030 through 2038. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s Federal Carryforwards could be limited in the event of a change in ownership. As of December 31, 2018 the company has not completed an analysis as to whether or not an ownership change has occurred.

The Company applies the FASB’s provisions for uncertain tax positions. The Company utilizes the two-step process to determine the amount of recognized tax benefit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense.

As of December 31, 2018, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

Our U.S. federal and state tax returns since 2015 remain open to examination.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (“Tax Cuts and Jobs Act”) was enacted which contained substantial changes to the Code, some of which could have an adverse effect on our business. Among other things, the Tax Cuts and Jobs Act (i) reduces the U.S. corporate income tax rate from 35% to 21% beginning in 2018, (ii) generally will limit annual deductions for net interest expense to no more than 30% of our “adjusted taxable income,” plus 100% of our business interest income for the year, and (iii) will permit a taxpayer to offset only 80% (rather than 100%) of its taxable income with any U.S. net operating losses (“NOLs”) generated for taxable years beginning after 2017. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. While the U.S. Department of the Treasury has issued some proposed regulations since the enactment of the Tax Cuts and Jobs Act, additional guidance is likely forthcoming. The measurement period allowed by Staff Accounting Bulletin (“SAB”) No. 118 has closed during the fourth quarter of 2018. The prospects of supplemental legislation or regulatory processes to address uncertainties that arise because of the Act, or evolving technical interpretations of the tax law, may cause our financial statements to be impacted in the future. We will continue to analyze the effects of the Act as subsequent guidance continues to emerge.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of December 31, 2018.

Operating Leases

On November 11, 2013, Ondas Networks entered into a three-year lease agreement for 5,858 square feet of office space at 687 North Pastoria Avenue, Sunnyvale, California expiring on December 31, 2017 with a base rent ranging from $2,929 to $9,079 per month plus certain various expenses incurred (the “North Pastoria Lease”). On October 16, 2017, Ondas Networks extended the lease agreement for an additional three years with an expiration date of December 31, 2020 (“2018 Extension”). Rent expense for the years ended December 31, 2018 and 2017 related to the North Pastoria Lease was $170,151 and $110,201, respectively. The base rent in the 2018 Extension is $13,473 and $15,231 for 2019 and 2020, respectively. We have completed our move to our new location described below and are attempting to sublet the property for the remainder of the lease agreement.

On October 30, 2018, Ondas Networks entered into a Sublease with Texas Instruments Sunnyvale Incorporated, regarding the sublease of approximately 21,982 square feet of rentable space at 165 Gibraltar Court, Sunnyvale, CA 94089 (the “Gibraltar Sublease”), constituting the entire first floor of the premises (except the lobby and two stairwells), as defined under that certain Lease dated April 12, 2004, as amended by the First Lease Amendment dated March 15, 2005, a Second Amendment to Lease dated November 30, 2005, and a Third Amendment to Lease dated November 30, 2010 between Gibraltar Sunnyvale Holdings LLC and Texas Instruments Sunnyvale Incorporated. The Sublease began on November 1, 2018 and ends on February 28, 2021 at a base monthly rent of $28,577. A security deposit of $28,577 was paid upon execution of the Sublease. Rent expense for the November and December 31, 2018 related to the Gibraltar Sublease was $52,050.

The future minimum lease payments related to the Gibraltar Sublease are as follows:

Years Ending December 31,
2019	$328,631
2020	$342,924
2021	$57,154

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 15, 2018, effective June 1, 2018, Ondas Networks entered into a five-year lease agreement for approximately 15,200 square feet of office space in Sichuan Province, China expiring on May 31, 2023 with a base rent ranging from, in U.S. dollars, approximately $9,200 to $9,700 (the “Sichuan Lease”). Under the terms of the Sichuan Lease, the first three months are rent free and, we paid $28,000 in advance for the second three months at the time of the execution. Ondas Networks also made a deposit payment of $15,000. The base rent is approximately $9,200 for the period from June 1, 2018 through April 30, 2020 and approximately $9,700 for the period from May 1, 2020 through May 31, 2023. In addition to the base rent, we will pay a management fee of approximately $1,800 per month. Rent expense for the June through December 31, 2018 related to the Sichuan Lease was $55,334.

The future minimum lease payments (allowing for exchange rates) are approximately as follows:

Years Ending December 31,
2019	$110,849
2020	$114,544
2021	$116,392
2022	$116,392
2023	$48,497

NOTE 12 – RELATED PARTY TRANSACTIONS

From time to time, the Ondas Networks’ Chief Executive Officer, Stewart Kantor, advanced funds to Ondas Networks to fund its operations. As of December 31, 2018 and December 31, 2017, advances due to Mr. Kantor were $0 and $155,645, respectively. These advances are reported on our balance sheet as advance from related party.

At the Closing, we entered into a Loan and Security Agreement with Energy Capital, a greater than 10% stockholder the Company, pursuant to which Energy Capital agreed to lend an aggregate principal amount of up to $10 million, subject to specified conditions. See NOTE 14 for details of transaction under this agreement.

NOTE 13 – RESTATEMENT

In connection with the year-end financial statement closing process, the Company determined that its previously issued financial statements included in its Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018 (“Restated Period”) should be restated due to an error in recording the conversion of debt on September 28, 2018 and the omission of recognizing a modification of debt on July 11, 2018. With the modification on July 11, 2018, the Company should have recorded a loss on extinguishment of debt in the amount of $44,348 and reclassified the derivative liability at its fair value in the amount of $1,141,995 to additional paid in capital (see NOTE 7 for details). On September 28, 2018, the debt conversion was originally recorded as a gain of $3,976,992, however it should have been recorded in common stock and additional paid in capital as a result of the July 11, 2018 debt modification.

Impact of this Restatement

Based on management’s review and discussions with our external auditors, the Company’s has concluded that the misclassification included on its financial statements filed in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018 (“Q3 10-Q”) requires restatement, included herewith.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet (Unaudited)

	September 30, 2018
	As Previously Reported	As Restated	Restatement
Total assets	$1,206,063	$1,206,063	$—

Total liabilities	$11,101,777	$11,101,777	$—

Stockholders’ Deficit:
Preferred stock	—	—	—
Common stock	$5,046	5,046	—
Additional paid in capital	14,334,570	17,616,073	(3,281,503)
Subscriptions receivable	(1,958)	(1,958)	—
Accumulated deficit	(24,233,372)	(27,514,875)	3,281,503
Total stockholders’ deficit	(9,895,714)	(9,895,714)	—
Total liabilities and stockholders’ deficit	$1,206,063	$1,206,063	$—

Condensed Consolidated Statement of Operations (Unaudited)

	Three Months Ended September 30, 2018
	As Previously Reported	As Restated	Restatement
Gross profit	$28,749	$28,749	$—

Operating loss	$(2,072,459)	$(2,072,459)	$—

Other income (expense)
Interest expense	(2,381,602)	(1,618,834)	(762,768)
Change in fair value of derivative liability	22,931	—	22,931
Gain (loss) on conversion of debt	3,976,992	(44,348)	4,021,340
Interest income	6,606	6,606	—
Total other income (expense)	1,624,927	(1,656,576)	3,281,503
Net loss	$(447,532)	$(3,729,035)	$3,281,503
Net loss per share – basic and diluted	$(0.02)	$(0.16)	$(0.14)

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Operations

(Unaudited)

	Nine Months Ended September 30, 2018
	As Previously Reported	As Restated	Restatement
Gross profit	$83,180	$83,180	$—

Operating loss	$(3,953,657)	$(3,953,657)	$—

Other income (expense)
Interest expense	(2,932,674)	(2,169,906)	(762,768)
Change in fair value of derivative liability	(952,971)	(975,902)	22,931
Gain (loss) on conversion of debt	3,976,992	(44,348)	4,021,340
Interest income	13,416	13,416	—
Total other income (expense)	104,763	(3,176,740)	3,281,503
Net loss	$(3,848,894)	$(7,130,397)	$3,281,503
Net loss per share – basic and diluted	$(0.18)	$(0.34)	$(0.16)

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2018
	As Previously Reported	As Restated	Restatement
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,848,894)	$(7,130,397)	$3,281,503
Adjustments to reconcile net lost to net cash flows used in operating activities:
Depreciation	15,405	15,405	—
Allowance for doubtful accounts	(7,914)	(7,914)	—
Amortization of debt discount and deferred financing costs	907,891	145,123	762,768
Amortization of intangible assets	77	77	—
Change in fair value of derivative liability	952,971	975,902	(22,931)
Loss (gain) on conversion	(3,976,992)	44,348	(4,021,340)
Changes in operating assets and liabilities:
Accounts receivable	1,929	1,929	—
Inventory	(137,725)	(137,725)	—
Other current assets	(110,113)	(110,113)	—
Accounts payable	45,355	45,355	—
Accrued expenses and other current liabilities	1,515,384	1,515,384	—
Net cash flows used in operating activities	(4,642,626)	(4,642,626)	—

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash flows used in investing activities	(185,780)	(185,780)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash flows provided by financing activities	4,884,593	4,884,593	—

Increase in cash and cash equivalents	56,187	56,187	—
Cash and cash equivalents, beginning of period	460,064	460,064	—
Cash and cash equivalents, end of period	$516,251	$516,251	$—

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SUBSEQUENT EVENTS

On January 29, February 11, February 27, and March 14, 2019, we drew down advances of $1,000,000, $650,000, $750,000 and $900,000, respectively, available under a loan and security agreement (the “Loan and Security Agreement”) with Energy Capital entered into on October 1, 2018 (the “Loan Agreement”) by the Company and Energy Capital (the “Loan”). The advance proceeds will be utilized primarily for operating capital. The principal amount outstanding under the Loan bears interest at a per annum rate equal to the greater of (a) 11.25% or (b) 11.25% plus the Prime Rate (as published by the Wall Street Journal (National Edition)), less 3.25%. The Loan Agreement contains customary events of default and affirmative and negative covenants for transactions of this nature. Upon an event of default, Energy Capital has the right to require the Company to prepay the outstanding principal amount of the Loan plus all accrued and unpaid interest. All amounts outstanding under the Loan are secured by a lien on the Company’s assets, subject to terms of outstanding debt obligations, and become due and payable on the earlier to occur of September 30, 2019 or the completion by the Company of a capital raise with minimum proceeds to the Company of $20 million.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting

Our senior management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, senior management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the control deficiencies identified during this evaluation and set forth below, our senior management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018. As of December 31, 2018, the deficiencies in internal control over financial reporting identified were the following: we have limited accounting staff and our Chief Executive Officer and Chief Financial Officer were responsible for initiating transactions, had custody of assets, recorded and reconciled transactions, and prepared our quarterly financial reports without the sufficient segregation of conflicting duties normally required for effective internal control.

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on its evaluation of internal control over financial reporting, management has determined that the control deficiencies identified should be considered a material weakness in our internal control over financial reporting.

As set forth below, management will take steps to remediate the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this 2018 Form 10-K fairly present, in all material respects, our financial condition and results of operations as of and for the year ended December 31, 2018.

Management’s Remediation Plan

As of the date of this 2018 Form 10-K, we have not been able to remediate the control deficiencies identified above. To remediate such control deficiencies, we plan to implement the following change in the next fiscal year as resources allow:

●	Appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies; and

●	Adopt sufficient written policies and procedures for accounting and financial reporting.

While management and our Audit Committee are closely monitoring the implementation of these remediation plans, there is no assurance that the aforementioned plans will be sufficient to fully remediate the deficiencies identified above and that additional remediation steps may be necessary.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2018. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2018 because of the control deficiencies in our internal control over financial reporting discussed in Management’s Report on Internal Control over Financial Reporting, presented above.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth information on our executive officers and directors as of the filing of this Report. The terms of service for each of our directors expires at our next annual meeting of shareholders or until their successors are duly elected and qualified. We do not have any promoters or control persons.

Name	Age	Position
Eric A. Brock	48	Chairman and Chief Executive Officer
Stewart Kantor	56	Director, President, Chief Financial Officer, Treasurer and Secretary
Richard M. Cohen	68	Director
Richard H. Silverman	79	Director
Derek Reisfield	56	Director

Family Relationships

There are no family relationships between our officers and members of our Board of Directors.

Business Experience of Directors and Executive Officers

The business experience of each of our directors and executive officers follows.

Executive Officers

Eric A. Brock – Chairman of the Board and Chief Executive Officer

Mr. Brock was elected as one of our directors and was appointed as our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on June 28, 2018. On September 28, 2018, following the completion of the Acquisition, he was appointed Chairman of the Board of Directors and resigned from the positions of Chief Financial Officer, Secretary and Treasurer. Mr. Brock also serves as Chairman of the Board of Directors and Chief Executive Officer of Ondas Networks Inc. since September 28, 2018. Mr. Brock is an entrepreneur with over 20 years of global banking and investing experience. He served as a founding Partner and Portfolio Manager with Clough Capital Partners, a Boston-based investment firm from 2000 to 2017. Prior to Clough, Mr. Brock was an investment banker at Bear, Stearns & Co. and an accountant at Ernst & Young, LLP. Mr. Brock holds an MBA from the University of Chicago and a BS from Boston College. Our board of directors believes that Mr. Brock’s experience in the public markets qualify him to serve as a director of our company.

Stewart Kantor – Director, President, Chief Financial Officer, Treasurer and Secretary

Mr. Kantor was elected as one of our directors and was appointed as our President, Chief Financial Officer, Treasurer and Secretary on September 28, 2018 following the completion of the Acquisition. Mr. Kantor is a co-founder of Ondas Networks Inc. and had served as its Chief Executive Officer since inception on February 16, 2006 until the completion of the Acquisition. He now serves as President, Chief Financial Officer, Treasurer and Secretary of Ondas Networks Inc. Mr. Kantor brings 27 years of experience in the wireless industry including senior level positions in business and product development, marketing and finance at AT&T Wireless, BellSouth International and Nokia Siemens Networks. Since 2004, Mr. Kantor has focused exclusively on the development of private wireless data network technology for mission critical industries including electric utilities, oil & gas companies and the transportation industries. Mr. Kantor obtained his B.A. in Political Science from Columbia University in 1984 and an MBA in Finance from the Wharton School in 1991. We believe Mr. Kantor’s industry background and experience makes him well qualified to serve on our Board.

Non-Management Directors

Richard M. Cohen – Director

Mr. Cohen was elected as a director of Ondas Holdings Inc. on September 28, 2018. Previously, he had served as a member of the board of directors of Ondas Networks Inc. since April 2016. He has been the President of Richard M Cohen Consultants since 1995, a company providing financial consulting services to both public and private companies. From March 2012 to July 2015, he was the Founder and Managing Partner of Chord Advisors, a firm providing outsourced CFO services to both public and private companies. From May 2012 to August 2013, he was the Interim CEO and member of the Board of Directors of CorMedix Inc. (NYSE: CRMD). From July 2008 to August 2012, Mr. Cohen was a member of the Audit Committee of Rodman and Renshaw, an investment banking firm. From July 2001 to August 2012, he was a partner with Novation Capital until its sale to a private equity firm. Mr. Cohen holds a BS with honors from the University of Pennsylvania (Wharton), an MBA from Stanford University and a CPA from New York State. He is considered an expert to Chair the Audit Committee of a publicly traded company. We believe that Mr. Cohen’s educational background and financial experience supporting publicly traded companies including as a CEO and Board Member of a public traded company on the New York Stock Exchange makes him well qualified to serve on our Board of Directors.

Richard H. Silverman – Director

Mr. Silverman was elected as a director of Ondas Holdings Inc. on September 28, 2018. Previously, he had served as a member of the board of directors of Ondas Networks Inc. since April 2016. Mr. Silverman is a well-recognized and respected professional in the energy industry, in Arizona and on a national level. He is past Chair of the board of directors for the Electric Power Research Institute; past Chair and former steering committee member of the Large Public Power Council; and former executive committee member of the board of directors for the American Public Power Association. Since August 2011, Mr. Silverman has been Of Counsel at Jennings, Strouss & Salmon, PLC, where he focuses his practice on energy law. Prior to joining the firm, he served as General Manager of Salt River Project (SRP) from 1994 to 2011. Mr. Silverman holds a Juris Doctor from the University of Arizona and B.A. in Business from the University of Arizona. We believe Mr. Silverman’s prior experience as general manager of Salt River Project, one of the nation’s largest public power utilities serving approximately 1 million customers in the metropolitan Phoenix area, will help the Company navigate strategic issues in the rapidly changing electric utility industry with specific knowledge of the impact of renewables like solar energy on the electric grid and makes him well qualified to serve on our Board of Directors.

Derek Reisfield – Director

Derek Reisfield was elected as a director of Ondas Holdings Inc. on September 28, 2018. Previously, he had served as a member of the board of directors of Ondas Networks Inc. since April 2016. From December 2018 to the present, he has served as an independent consultant. From 2015 to December 2018, Mr. Reisfeld served as Vice President, Strategy and Business Development of Wayfare Interactive Technologies, Inc., a company that provides commerce search capabilities to digital publishers and marketers. In 2008, Mr. Reisfield co-founded BBN Networks, LLC, formerly known as BBN Networks, Inc., a digital advertising and marketing solutions company focused on the B2B sector, where he served as Chief Executive Officer until 2014 and as Chairman until 2015. Mr. Reisfield was Executive Vice President of Fliptrack, Inc., a social mobile gaming company, from 2007 to 2008. He was an independent consultant from 2002 to 2007 working with digital startups and large consumer oriented companies facing digital threats and opportunities. He was Co-Founder and Managing Principal of i-Hatch Ventures, LLC from 1999-2001, Co-Founder, Vice Chairman and Executive Vice President of Luminant, Inc., a digital financial and business news and information company, from 1999-2000, Co-Founder and Chairman of Marketwatch from 1997-1998, President CBS New Media from 1997-1998, Vice President, Business Development of CBS, 1996-97, Director of Strategic Management CBS and its predecessor Westinghouse Electric Corporation, Inc. 1996-1997. Prior to that, Mr. Reisfield was the Co-Founder of the Media and Telecommunications Practice of Mitchell Madison Group, LLC, a management consultancy and a leader of the Media and Telecommunications practice of McKinsey & Company, Inc. a management consultancy. He has served on several public corporation boards. Mr. Reisfield is a Director of the San Francisco Zoological Society. Mr. Reisfield holds a BA from Wesleyan University, and an AM in Communications Management from the Annenberg School of Communications of USC in 1986. We believe Mr. Reisfield’s experience in senior leadership positions at both privately held and publicly traded technology companies, including holding board positions in corporate governance, make him a well-qualified candidate to serve on our Board of Directors.

Other Directorships

Other than as indicated within this section at Business Experience, none of our directors hold or have been nominated to hold a directorship in any company with a class of securities registered pursuant to Section 12 of the Exchange Act (the “Act”) or subject to the requirements of Section 15(d) of the Securities Act of 1933, or any company registered as an investment company under the Investment Company Act of 1940.

Committees of the Board

Audit Committee

Our audit committee reviews our internal accounting procedures and consults with and reviews the services provided by our independent registered public accountants. Our audit committee consists of three directors, Messrs. Cohen, Silverman and Reisfield, and our board of directors has determined that each of them is independent within the meaning of listing requirements of the NYSE American and the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Mr. Cohen is the chairman of the audit committee and our board of directors has determined that Mr. Cohen is an “audit committee financial expert” as defined by SEC rules and regulations implementing Section 407 of the Sarbanes-Oxley Act. Our board of directors has determined that the composition of our audit committee meets the criteria for independence under, and the functioning of our audit committee complies with, the applicable requirements of the Sarbanes-Oxley Act, NYSE American listing requirements and SEC rules and regulations. We intend to continue to evaluate the requirements applicable to us and to comply with the future requirements to the extent that they become applicable to our audit committee. The principal duties and responsibilities of our audit committee include:

●	appointing and retaining an independent registered public accounting firm to serve as independent auditor to audit our financial statements, overseeing the independent auditor’s work and determining the independent auditor’s compensation;

●	approving in advance all audit services and non-audit services to be provided to us by our independent auditor;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls, auditing or compliance matters, as well as for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;

●	reviewing and discussing with management and our independent auditor the results of the annual audit and the independent auditor’s review of our quarterly financial statements; and

●	conferring with management and our independent auditor about the scope, adequacy and effectiveness of our internal accounting controls, the objectivity of our financial reporting and our accounting policies and practices.

Compensation Committee

Our compensation committee reviews and determines the compensation of all our executive officers. Our compensation committee consists of three directors, Messrs. Cohen, Silverman and Reisfield, each of whom is a non-employee member of our board of directors as defined in Rule 16b-3 under the Exchange Act and independent within the meaning of listing requirements of the NYSE American. Mr. Reisfield is the chairman of the compensation committee. Our board of directors has determined that the composition of our compensation committee satisfies the applicable independence requirements under, and the functioning of our compensation committee complies with the applicable listing requirements of the NYSE American and SEC rules and regulations. We intend to continue to evaluate and intend to comply with all future requirements applicable to our compensation committee. The principal duties and responsibilities of our compensation committee include:

●	establishing and approving, and making recommendations to the board of directors regarding, performance goals and objectives relevant to the compensation of our chief executive officer, evaluating the performance of our chief executive officer in light of those goals and objectives and setting, or recommending to the full board of directors for approval, the chief executive officer’s compensation, including incentive-based and equity-based compensation, based on that evaluation;

●	setting the compensation of our other executive officers, based in part on recommendations of the chief executive officer;

●	exercising administrative authority under our stock plans and employee benefit plans; and

●	establishing policies and making recommendations to our board of directors regarding director compensation.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee consists of three independent directors, Messrs. Cohen, Silverman and Reisfield. Mr. Cohen is the chairman of the nominating and corporate governance committee.

Our board of directors has determined that the composition of our nominating and corporate governance committee satisfies the applicable independence requirements under, and the functioning of our nominating and corporate governance committee complies with the applicable listing requirements of the NYSE American and SEC rules and regulations. We will continue to evaluate and will comply with all future requirements applicable to our nominating and corporate governance committee. The nominating and corporate governance committee’s responsibilities include:

●	assessing the need for new directors and identifying individuals qualified to become directors;

●	recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;

●	assessing individual director performance, participation and qualifications;

●	developing and recommending to the board corporate governance principles;

●	monitoring the effectiveness of the board and the quality of the relationship between management and the board; and

●	overseeing an annual evaluation of the board’s performance.

Code of Business Conduct and Ethics for Employees, Executive Officers and Directors

We have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at www.ondas.com. The audit committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. In addition, we intend to post on our website all disclosures that are required by law concerning any amendments to, or waivers from, any provision of the Code of Conduct. All of our directors, executive officers and employees are required to certify in writing their understanding of and intent to comply with the Code.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors, executive officers and persons who beneficially own 10% or more of our common stock file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, our directors, executive officers and greater than 10% beneficial owners complied with all such applicable filing requirements, except that each of Messrs. Brock, Kantor, Cohen, Silverman, Reisfield, and Smith untimely filed a Form 3.

Committee Charters and Code of Business Conduct

Our Board of Directors adopted charters for the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee of the Board of Directors describing the authority and responsibilities delegated to each committee. We post on our website www.ondas.com the charters of each of our board committees and our Code of Business Conduct, and any amendments or waivers thereto applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions; and any other corporate governance materials contemplated by SEC regulations. These documents are also available in print, without charge, to any stockholder requesting a copy in writing from our Secretary at our executive offices set forth in this Report.

Item 11.	Executive Compensation.

Summary Compensation Table

The table below sets forth compensation information for services rendered in all capacities for the last two fiscal years ended December 31, 2018 and 2017. The information includes the dollar value of base salaries, bonus awards, stock awards, non-qualified stock options (“Options”) grants and certain other compensation, if any, whether paid or deferred. No bonus awards, stock awards or Options grants were made in 2018 or 2017. At the time of the Acquisition, Mr. Brock was the sole executive officer of the Company, and he received no compensation for his services from the time of his election on June 28, 2018 until the execution of his employment agreement on September 28, 2018 at the closing of the Acquisition. From January 1, 2018 to June 28, 2018, Zev Turetsky was the sole executive officer of the Company and he did not receive any compensation for his services.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eric A. Brock (1)	2018	$50,769	$—	$—	$—	$—	$—	$5,846	$56,615
(CEO)
Stewart Kantor (2)	2018	$162,500	$50,000	$—	$—	$—	$—	$—	$212,500
(President, CFO,	2017	$150,000	$—	$—	$—	$—	$—	$—	$150,000
Treasurer and Secretary)

(1)	All Other Compensation includes health insurance premiums paid on Mr. Brock’s behalf.

(2)	In 2017, Mr. Kantor’s salary of $150,000 was accrued, and as of this filing date remains unpaid. In 2018, Mr. Kantor earned $12,500 per month for January through September and $16,667 per month for October through December. In 2018, of the $162,500, $154,166 was paid and $8,334 of Mr. Kantor’s salary was accrued, and as of this filing date remains unpaid.

Outstanding Equity Awards at Fiscal Year End

We had no outstanding equity awards for our executive officers as of the fiscal year ended December 31, 2018.

Employment Agreements with Executive Officers

Eric Brock serves as our Chief Executive Officer pursuant to an employment agreement entered into on September 28, 2018 (the “Brock Agreement”). The Brock Agreement provides for a continuous term and may be terminated by either party at any time. Pursuant to the Brock agreement, Mr. Brock will receive an initial salary of $200,000 per annum, subject to annual review by our board of directors. Mr. Brock is eligible to participate in benefit plans generally available to our employees.

Stewart Kantor serves as our President, Chief Financial Officer, Secretary and Treasurer pursuant to an employment agreement entered into on September 28, 2018 (the “Kantor Agreement”), which replaces the prior employment agreement he had with Ondas Networks. The Kantor Agreement provides for a continuous term and may be terminated by either party at any time. Pursuant to the Kantor Agreement, Mr. Kantor will receive an initial salary of $200,000 per annum, subject to annual review by our board of directors. Mr. Kantor is eligible to participate in benefit plans generally available to our employees.

As part of the terms of the Brock and Kantor Agreements, each of Messrs. Brock and Kantor entered into a Non-Competition, Confidential Information and Intellectual Property Assignment Agreement (the “Supplemental Agreements”). As part of the Supplemental Agreements, each of Messrs. Brock and Kantor agreed (i) not to engage in Competitive Business (as defined in the Supplemental Agreements) during his term of employment with us and for a period of 12 months following termination; (ii) not to disclose Confidential Information (as defined in the Supplemental Agreements), subject to certain customary carve-outs; and (iii) to assign to the Company any Intellectual Property (as defined in the Supplemental Agreements) developed using the Company’s resources or related to the Company’s business within the scope of and during the period of employment.

Mr. Brock is entitled to severance compensation from the Company if his employment is terminated i) without cause or ii) due to “constructive termination” or iii) due to disability, with these causes of termination being defined in the Brock Agreement. The severance compensation would consist of i) accrued and vested benefits, and ii) continued payment of Mr. Brock’s base salary and benefits for a period of six (6) months following separation.

Mr. Kantor is entitled to severance compensation from the Company if his employment is terminated i) without cause or ii) due to “constructive termination” or iii) due to disability, with these causes of termination being defined in the Kantor Agreement. The severance compensation would consist of i) accrued and vested benefits, and ii) continued payment of Mr. Kantor’s base salary and benefits for a period of twelve (12) months following separation.

Director Compensation

We do not pay cash fees to directors who attend regularly scheduled and special board meetings; however, we did reimburse directors for travel expenses related to attending such board meetings. We also did not pay cash fees to our directors prior to the Acquisition; however, we did reimburse them for travel expenses related to their attendance at board meetings.

We granted no equity awards to our directors for services rendered for the year ended December 31, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Security Ownership Table

As of March 15, 2019, the following table sets forth certain information with respect to the beneficial ownership of our Common Stock by (i) each stockholder known by us to be the beneficial owner of more than five percent (5%) of our Common Stock, (ii) by each of our current directors and executive officers as identified herein, and (iii) all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock and non-qualified stock options (“Options”), common stock purchase warrants (“Warrants”), and convertible securities that are currently exercisable or convertible into shares of our Common Stock within sixty (60) days of the date of this document, are deemed to be outstanding and to be beneficially owned by the person holding the Options, Warrants, or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, the address for all officers and directors listed below is 165 Gibraltar Court, Sunnyvale, CA 94089.

Name and Address of Officer and Directors	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Eric A. Brock (Chairman of the Board and Chief Executive Officer)	5,073,585	10.05%
Stewart Kantor (Director, President, Chief Financial Officer, Treasurer and Secretary)	3,030,606	6.01%
Richard M. Cohen (Director)	72,942	*
Richard H. Silverman (Director)	72,942	*
Derek Reisfield (Director)	72,942	*
All Officers & Directors as a Group (5 persons)	8,323,017	16.49%
Name and Address of Stockholders
Energy Capital, LLC(2)	11,051,500	21.90%
Menashe Shahar	2,966,544	5.90%

*	Represents beneficial ownership of less than 1%

(1)	Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them. Applicable percentage of ownership is based on 50,463,732 shares of Common Stock currently outstanding, as adjusted for each shareholder.

(2)	The address for Energy Capital is 13650 Fiddlesticks Blvd., Suite 202-324, Ft. Myers, FL 33912. Robert J. Smith is the sole owner of Energy Capital and exercises sole voting and dispositive power over the 11,051,500 shares owned by Energy Capital. This information is based on the Schedule 13-G filed with the SEC on January 31, 2019.

EQUITY COMPENSATION PLAN INFORMATION

The following table shows the number of securities to be issued upon exercise of outstanding options as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders(1)	—	—	10,000,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	10,000,000

(1)  Represents shares authorized under the 2018 Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions Policy

Our Board of Directors adopted a Related Party Transactions Policy as we recognize that transactions involving related parties present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof). Therefore, our Board determined that our Audit Committee shall review, approve and, if necessary, recommend to the Board for its approval all related party transactions and any material amendments to such related party transactions. Our Board may determine that a particular related party transaction or a material amendment thereto shall instead be reviewed and approved by a majority of directors disinterested in the related party transaction. No director shall participate in any approval of a related party transaction for which the director is a related party, except that the director shall provide all material information concerning the related party transaction to the committee. Our Chief Executive Officer is responsible for providing to the Audit Committee, on a quarterly basis, a summary of all payments made by or to us in connection with duly approved related party transactions during the preceding fiscal quarter. The CEO is responsible for reviewing and approving all payments made by or to us in connection with duly approved related party transactions and shall certify to the Audit Committee that any payments made by or to us in connection with such related party transactions have been made in accordance with the policy. All related party transactions shall be disclosed in our applicable filings as required by the Securities Act of 1933 and the Securities Exchange Act of 1934 and related rules and regulations.

Related Party Transactions

Stewart Kantor, Chief Executive Officer of Ondas Networks, advanced funds to Ondas Networks to fund its operations. As of December 31, 2017, the advance due to Mr. Kantor was $155,645, which was non-interest bearing and due on demand. The advance was repaid as of June 30, 2018.

As of December 31, 2017, Ondas Networks accrued $271,875 in salary owed for 2016 and 2017 to Stewart Kantor, Chief Executive Officer of Ondas Networks. As of December 31, 2018, Ondas Networks accrued an additional $8,334 for salary owed during 2018 to Mr. Kantor.

As of December 31, 2017, Ondas Networks accrued $178,125 in salary owed for 2016 and 2017 to Menashe Shahar, an employee of Ondas Networks and more than 5% stockholder of Ondas Holdings. As of December 31, 2018, Ondas Networks accrued an additional $8,334 for salary owed during 2018 to Mr. Shahar.

In connection with the Acquisition and pursuant to a Common Stock Repurchase Agreement dated September 28, 2018, we purchased from Energy Capital, a more than 10% stockholder, 32,600,000 (post-split) shares of our common stock in exchange for the payment of $3,260. The repurchased shares were cancelled and returned to the authorized but unissued shares of the Company.

In connection with the Acquisition, we entered into a Loan and Security Agreement with Energy Capital pursuant to which Energy Capital agreed to lend an aggregate principal amount of up to $10 million, subject to specified conditions. On January 29, February 11 and 27, and March 14, 2019, the Company drew down advances of $1,000,000, $650,000, $750,000, and $900,000, respectively, to be used for working capital only. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Director Independence

We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent. However, our board of directors has undertaken a review of the independence of the directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our board of directors has determined that Messrs. Cohen, Silverman and Reisfield, are “independent directors” as defined under the rules of the NYSE American.

Promoters and Certain Control Persons

None.

Item 14.	Principal Accountant Fees and Services.

On June 28, 2018, the Board of Directors of the Company engaged Rosenberg Rich Baker Berman, P.A. (“RRBB”) as the Company’s independent registered public accounting firm for the year ended December 31, 2018. Also, on June 28, 2018, the Company dismissed Weinstein & Co. C.P.A. (Isr) (“Weinstein”) as the Company’s independent registered public accounting firm, effective immediately. Weinstein served as the Company’s independent registered public accounting firm for the years ended December 31, 2017 and 2016.

The following table presents fees for professional services rendered by RRBB and Weinstein for annual audit, quarterly review and tax preparation.

	For the years ended December 31,
	2018	2017

Audit Fees (1)	$107,300	$55,000
Tax Fees (2)	10,000	—
Audit Related Fees	—	—
All Other Fees	—	—
	$117,300	$55,000

(1)	The aggregate amount expected to be billed for professional services rendered by RRBB related to the reviews for the quarters ended June 30 and September 30, 2018 and the annual audit for the year ended December 30, 2018 for Ondas Holdings is $101,300. The amount billed for professional services rendered by Weinstein related to the review for the quarter ended March 31, 2018 for Ondas Holdings was $6,000.

The amount billed for professional services rendered by Weinstein related to the reviews for the quarters ended March 31, June 30 and September 30, 2017 and the annual audit for the year ended December 30, 2017 for Ondas Holdings is $10,000. The amount billed for professional services rendered by RRBB related to the annual audit for the year ended December 31, 2017 for Ondas Networks was $45,000.

(2)	The amount expected to be billed for tax return preparation rendered by RRBB related to the year ended December 31, 2018 is $10,000.

On September 28, 2018, the Audit Committee of our Board of Directors adopted a policy and related procedures requiring its pre-approval of all audit and non-audit services to be rendered by its independent registered public accounting firm. These policies and procedures are intended to ensure that the provision of such services do not impair the independent registered public accounting firm’s independence. These services may include audit services, audit related services, tax services and other services. Previous to that date, no Audit Committee was in place as our Board of Directors consisted of a single member. All services provided by RRBB after September 28, 2018 representing $81,300 of the fees set forth above were approved by the Audit Committee.

Item 15.	Exhibits and Financial Statement Schedules.

Exhibit No.	Name of Document

2.1

Agreement and Plan of Merger and Reorganization, dated as of September 28, 2018, by and among the Registrant, Zev Merger Sub, Inc. and Ondas Networks Inc. (incorporated herein by reference to Exhibit No. 2.1 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271))

3.1

Amended and Restated Articles of Incorporation of the Registrant, dated September 28, 2018 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271))

3.2

Amended and Restated Bylaws of the Registrant, dated September 28, 2018 (incorporated herein by reference to Exhibit No. 3.2 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271))

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit No. 4.1 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271))
10.1

Form of Lock-up Agreement executed by the former stockholders of Ondas Networks, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271))

10.2

Common Stock Repurchase Agreement, dated September 28, 2018, between Registrant and Energy Capital (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271))

10.3

Lease Agreement, dated November 11, 2013, between Full Spectrum Inc. and SCP-1, LP (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271))

10.4

Amendment to Lease Agreement, dated October 16, 2017, between Full Spectrum Inc. and SCP-1, LP (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271))

10.5#

Employment Agreement, dated September 28, 2018, between Ondas Holdings Inc. and Eric Brock (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271))

10.6#

Employment Agreement, dated September 28, 2018, between Ondas Holdings Inc. and Stewart Kantor (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271))

10.7#	2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271))
10.8

Loan and Security Agreement, dated as of March 9, 2018, by and between Full Spectrum Inc. and Stewart Capital Holdings, LP (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271))

10.9

Loan and Security Agreement, dated as of September 28, 2018, by and between Zev Ventures Incorporated and Energy Capital (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271))

10.10

Form of Secured Promissory Note issued to Steward Capital Holdings LP by Ondas Networks Inc. dated March 19, 2018 (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271))

10.11

Secured Promissory Note for $5,000,000 issued to Steward Capital Holdings, LP by Ondas Networks Inc. dated October 9, 2018 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 15, 2018 (File No. 333-205271))

10.12

Form of Revenue Loan Agreement Convertible Promissory Note issued by Ondas Networks Inc. (formerly Full Spectrum Inc.) (incorporated herein by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2018 (File No. 333-205271))

10.13

Form of Securities Purchase Agreement of Ondas Networks Inc. (formerly Full Spectrum Inc.) (incorporated herein by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2018 (File No. 333-205271))

10.14	Form of Loan Amendment (incorporated herein by reference to Exhibit 10.0 to the Company’s Current Report on Form 8-K filed on January 7, 2019 (File No. 000-56004))
10.15	Form of Loan Modification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2019 (File No. 000-56004))
10.16	Form of Assignment and Assumption Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 7, 2019 (File No. 000-56004))
10.17	Form of Note Extension Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 7, 2019 (File No. 000-56004))
10.18	Form of Promissory Note (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 7, 2019 (File No. 000-56004))
10.19	Form of Loan Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 7, 2019 (File No. 000-56004))
10.20	Form of Loan Amendment (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 7, 2019 (File No. 000-56004))
10.21	Form of Loan Agreement (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 7, 2019 (File No. 000-56004))
10.22	Form of Loan Amendment (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on January 7, 2019 (File No. 000-56004))
10.23	Form of Purchasing Order Financing Agreement (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on January 7, 2019 (File No. 000-56004))
10.24

Form of Promissory Note for Purchase Order Financing Agreement (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on January 7, 2019 (File No. 000-56004))

10.25	Form of Purchasing Order Financing Agreement (incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on January 7, 2019 (File No. 000-56004))

10.26	Form of Amendment to Purchase Order Financing Agreement (incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on January 7, 2019 (File No. 000-56004))
10.27	Form of Private Placement Note (incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on January 7, 2019 (File No. 000-56004))
10.28	Form of Private Placement Warrant (incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on January 7, 2019 (File No. 000-56004))
10.29	Form of Security Purchase Agreement (incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on January 7, 2019 (File No. 000-56004))
10.30	Form of Security Purchase Agreement (incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on January 7, 2019 (File No. 000-56004))
10.31	Form of Convertible Promissory Note (incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on January 7, 2019 (File No. 000-56004))
10.32

Secured Promissory Note for $1,000,000 issued to Energy Capital by Ondas Holdings Inc. dated January 29, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 30, 2019 (File No. 000-56004))

10.33

Secured Promissory Note for $650,000 issued to Energy Capital by Ondas Holdings Inc. dated February 11, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 13, 2019 (File No. 000-56004))

10.34

Secured Promissory Note for $750,000 issued to Energy Capital by Ondas Holdings Inc. dated February 27, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 5, 2019 (File No. 000-56004))

14.00	2018 Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.00 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271))
21.00	Subsidiaries of the Registrant*
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated March 19, 2019.*
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated March 19, 2019.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated March 19, 2019.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated March 19, 2019.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
*	Filed herewith.
**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.
#	Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 19, 2019

ONDAS HOLDINGS INC.

By:	/s/ Eric A. Brock
Eric A. Brock
Chief Executive Officer
Principal Executive Officer

By:	/s/ Stewart W. Kantor
Stewart W. Kantor
Principal Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric A. Brock	Chairman and Chief Executive Officer	March 19, 2019
Eric A. Brock

/s/ Stewart W. Kantor	Director, President, Chief Financial Officer, Treasurer and Secretary	March 19, 2019
Stewart W. Kantor

/s/ Richard M. Cohen	Director	March 19, 2019
Richard M. Cohen

/s/ Richard H. Silverman	Director	March 19, 2019
Richard H. Silverman

/s/ Derek Reisfield	Director	March 19, 2019
Derek Reisfield