Form 10-Q
period 2019-03-31
Ondas Holdings Inc.
filed 2019-05-10
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ___________

Commission File Number: 000-56004

ONDAS HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Nevada	47-2615102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

165 Gibraltar Court, Sunnyvale, California 94089

(Address of principal executive offices) (Zip Code)

(888) 3450-9994

(Registrant's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

The number of shares outstanding of the issuer’s common stock as of May 9, 2019 was 50,463,732.

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

ONDAS HOLDINGS INC.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$437,298	$1,129,863
Accounts receivable	-	30,440
Inventory	355,428	347,945
Other current assets	430,590	533,481
Total current assets	1,223,316	2,041,729

Property and equipment, net	515,851	502,146

Other Assets:
Operating lease right of use assets	875,873	-
Intangible assets, net	86,486	53,288
Deferred offering costs	66,765	14,982
Lease deposits	55,626	49,376
Total other assets	1,084,750	117,646
Total assets	$2,823,917	$2,661,521

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$1,566,774	$1,111,929
Secured promissory note, net of debt discount $46,310 and $72,038, respectively	10,129,919	10,063,208
Notes payable	3,979,940	3,882,868
Operating lease liabilities	550,467	-
Accrued expenses and other current liabilities	2,147,754	2,188,271
Total current liabilities	18,374,854	17,246,276

Long-Term Liabilities:
Secured promissory note	4,100,000	-
Notes payable	300,000	300,000
Operating lease liabilities, net of current	705,859	-
Total long-term liabilities	5,105,859	300,000
Total liabilities	23,480,713	17,546,276

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock - par value $0.0001: 10,000,000 shares authorized	-	-
Common stock - par value $0.0001; 350,000,000 shares authorized; 50,463,732 issued and outstanding	5,046	5,046
Additional paid in capital	17,538,757	17,491,734
Accumulated deficit	(38,205,260)	(32,381,535)
Other accumulated comprehensive income	4,661	-
Total stockholders' deficit	(20,656,796)	(14,884,755)
Total liabilities and stockholders' deficit	$2,823,917	$2,661,521

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Revenues, net	$32,294	$29,382
Cost of goods sold	5,302	968
Gross profit	26,992	28,414

Operating expenses:
General and administration	1,614,730	165,360
Sales and marketing	1,868,971	289,240
Research and development	1,661,419	137,181
Total operating expense	5,145,120	591,781

Operating loss	(5,118,128)	(563,367)

Other income (expense)
Interest expense	(557,178)	(138,973)
Write-off of prepaid financing costs	(150,000)	-
Change in fair value of derivative liability	-	(869,129)
Interest income	1,581	-
Total other income (expense)	(705,597)	(1,008,102)

Loss before provision for income taxes	(5,823,725)	(1,571,469)

Provision for income taxes	-	-

Net loss	$(5,823,725)	$(1,571,469)

Net loss per share - basic and diluted	$(0.12)	$(0.09)

Weighted average number of common shares outstanding, basic and diluted	50,463,732	16,797,744

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

4

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Net loss	$(5,823,725)	$(1,571,469)

Other comprehensive income
Foreign currency translation income	4,661	-

Comprehensive loss	$(5,819,064)	$(1,571,469)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

					Other
			Additional		Accumulated
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance, December 31, 2017	16,797,744	$1,679	$12,361,205	$(20,284,671)	$-	$(7,921,787)
Issuance of shares in private placement	6,648,586	665	4,031	-	-	4,696
Net loss	-	-	-	(1,571,469)	-	(1,571,469)

Balance, March 31, 2018	23,446,330	$2,344	$12,365,236	$(21,856,140)	$-	$(9,488,560)

Balance, December 31, 2018	50,463,732	$5,046	$17,491,734	$(32,381,535)	$-	(14,884,755)
Stock-based compensation	-	-	47,023	-	-	47,023
Comprehensive income	-	-	-	-	4,661	4,661
Net loss	-	-	-	(5,823,725)	-	(5,823,725)

Balance, March 31, 2019	50,463,732	$5,046	$17,538,757	$(38,205,260)	$4,661	$(20,656,796)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,823,725)	$(1,571,469)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	32,701	2,635
Allowance for doubtful accounts	-	(7,914)
Amortization of debt discount and deferred financing costs	66,711	(61,977)
Amortization of intangible assets	116	-
Amortization of operating lease asset	102,789	-
Impairment of operating lease	259,926	-
Write-off of prepaid financing costs	150,000	-
Stock-based compensation	47,023	-
Change in fair value of derivative liability	-	869,129
Changes in operating assets and liabilities:
Accounts receivable	30,440	39,769
Inventory	(7,448)	(99,252)
Other current assets	(85,438)	(29,601)
Accounts payable	454,845	(48,652)
Operating lease liability	77,164	-
Accrued expenses and other current liabilities	154,896	29,166
Net cash flows used in operating activities	(4,694,328)	(878,166)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(45,189)	(1,623)
Patent costs	(33,314)	(8,380)
Deposits	(6,250)	-
Net cash flows used in investing activities	(84,753)	(10,003)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from secured promissory note	4,100,000	5,000,000
Payment of deferred offering costs	(13,484)	-
Proceeds from convertible notes payable	-	100,000
Repayment of advances from related party	-	(41,975)
Net cash flows provided by financing activities	4,086,516	5,058,025

(Decrease) increase in cash and cash equivalents	(692,565)	4,169,856
Cash and cash equivalent, beginning of period	1,129,863	456,018
Cash and cash equivalents, end of period	$437,298	$4,625,874

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$343,986	$123,583
Cash paid for income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Interest converted to debt	$97,072	$17,310
Derivative liability	$-	$1,035,222
Increase in debt for non cash interest	$-	$10,018

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company

Ondas Holdings Inc. (the "Company") was originally incorporated in Nevada on December 22, 2014 under the name of Zev Ventures Incorporated. On September 28, 2018, we closed the Acquisition (see below), changed our name to Ondas Holdings Inc., and Ondas Networks Inc., a Delaware corporation ("Ondas Networks"), became our sole focus and wholly owned subsidiary. The corporate headquarters for Ondas Holdings Inc. and operational headquarters for Ondas Networks Inc. is located in Sunnyvale, California. Unless otherwise stated or unless the context otherwise requires, the description of our business set forth below is provided on a combined basis, taking into account our subsidiary, Ondas Networks. Ondas Networks was originally incorporated in Delaware on February 16, 2006 under the name of Full Spectrum Inc. On August 10, 2018, the name was changed to Ondas Networks Inc.

Ondas Networks’ wireless networking products are applicable to a wide range of mission critical functions that require secure communications over large geographic areas. We provide wireless connectivity solutions enabling mission-critical Industrial Internet applications and services. We refer to these applications as the Mission-Critical Internet of Things (MC-IoT).

We design, develop, manufacture, sell and support FullMAX, our multi-patented, state-of-the-art, point-to-multipoint, Software Defined Radio (SDR) system for secure, licensed, private, wide-area broadband networks. Our customers purchase FullMAX system solutions to deploy wide-area intelligent networks (WANs) for smart grids, smart pipes, smart fields and any other mission critical network that needs internet protocol connectivity. We intend to sell our products and services globally through a direct sales force and value-added sales partners to critical infrastructure providers including electric utilities, water and wastewater utilities, oil and gas producers, and for other critical infrastructure applications in areas such as homeland security and defense, and transportation.

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Also in connection with the Closing, (i) our sole director appointed additional individuals, who previously were members of the board of directors of Ondas Networks and its chief executive officer, to serve on our board of directors, and our board of directors subsequently appointed executive officers; (ii) the former holders of the Ondas Networks Shares executed lock-up agreements (the “Lock-Up Agreements”), which provide for an initial 12-month lock-up period followed by a subsequent 12-month limited sale period, commencing with the date of the Closing; (iii) we entered into a Common Stock Repurchase Agreement with Energy Capital, LLC, a current stockholder of the Company ("Energy Capital"), pursuant to which the entity sold an aggregate of 32.6 million Company Shares (the “Repurchase Shares”) to us at $0.0001 per share, for an aggregate consideration of $3,260. The Repurchase Shares were canceled and returned to our authorized but unissued shares; (iv) our board of directors approved, and our stockholders adopted, the 2018 Incentive Stock Plan (the “2018 Plan”) pursuant to which 10 million Company Shares has been reserved for issuance to employees, including officers, directors and consultants; and (v) we entered into a Loan and Security Agreement with Energy Capital, pursuant to which Energy Capital agreed to lend us an aggregate principal amount of up to $10 million, subject to specified conditions.

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

Liquidity

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. At March 31, 2019, we had an accumulated deficit of approximately $38,200,000 and short-term borrowings outstanding of approximately $14,100,000, of which approximately $4,000,000, is due on June 30, 2019 and approximately $10,100,000 is due on September 9, 2019. At March 31, 2019 we had long-term borrowings outstanding of $4,400,000. As of March 31, 2019, we had cash and cash equivalents of approximately $400,000 and a working capital deficit of approximately $17,200,000.

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our ability to generate revenue and achieve profitability depends on our completion of our second-generation products and commencing the manufacture, marketing and sales of those products. These activities, including our planned research and development efforts, will require significant uses of working capital through the end of 2019 and beyond. Based on our current operating plans, we believe that our existing cash and cash equivalents, as well as the $5.9 million in borrowings available under the Energy Capital Loan and Security Agreement (see NOTE 8 for additional details), will be sufficient to meet our anticipated operating needs through June 30, 2019. We currently do not have sufficient funds to repay certain debt obligations totaling approximately $4 million on maturity on June 30, 2019 and must secure additional equity or debt capital in order to repay those obligations. At the present time we have no commitments for any such funding and no assurance can be provided that we will be able to raise the needed funds on commercially acceptable terms or at all. These factors raise substantial doubt about our ability to continue as a going concern through May 10, 2020. The financial information contained in these financial statements have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and these financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2018 Form 10-K and are updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries Ondas Networks and FS Partners (FS Partners has not begun operations) and our majority owned subsidiaries, Full Spectrum Holding and Ondas Network Limited (both have not begun operations). All significant inter-company accounts and transactions between these entities have been eliminated in these condensed consolidated financial statements.

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventory

Inventories, which consist solely of equipment components, are stated at the lower of cost (first-in, first-out) or net realizable value, net of reserves for obsolete inventory. We continually analyze our slow-moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. As of March 31, 2019 and December 31, 2018, we determined that no such reserves were necessary.

Inventory consist of the following:

	March 31, 2019	December 31, 2018
Raw Material	$321,598	$307,947
Finished Goods	33,830	39,998
TOTAL INVENTORY	$355,428	$347,945

Stock-Based Compensation

The Company follows the fair value recognition provisions in ASC 718, Stock Compensation (“ASC 718”) and the provisions of ASC 505 (“ASC 505”) for stock-based transactions with non-employees. Stock based compensation expense recognized during the year includes compensation expense for all share-based payments based on a grant date fair value estimated in accordance with the provisions in the FASB guidance for stock compensation. The grant date is the date at which an employer and employee reach a mutual understanding of the key terms and conditions of a share-based payment award.

Fair Value of Financial Instruments

Our financial instruments consist primarily of receivables, accounts payable, accrued expenses and short and long-term debt. The carrying amount of receivables, accounts payable and accrued expenses approximates fair value because of the short-term maturity of such instruments. We have elected not to carry our debt instruments at fair value. The carrying amount of our debt approximates fair value. Interest rates that are currently available to us for issuance of short and long-term debt with similar terms and remaining maturities are used to estimate the fair value of our short and long-term debt.

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

Assets and liabilities recorded in the balance sheets at fair value are categorized based on a hierarchy of inputs, as follows:

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 — Quoted prices for similar assets or liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 — Unobservable inputs for the asset or liability.

At March 31, 2019 and December 31, 2018, we had no instruments requiring a fair value determination.

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for three months ended March 31, 2019 and for the year ended December 31, 2018:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2019	Year ended December 31, 2018

Balance, beginning of period	$-	$(166,093)
Issuances of derivative liability	-	-
Reclassification to additional paid in capital	-	1,141,995
Change in fair value of derivative liability	-	(975,902)
Balance, end of period	$-	$-

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ deficit as a reduction of additional paid-in capital generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statement of operations.

Debt Issuance Costs

Debt issuance costs represent costs incurred for the issuance of debt. Once the associated debt instrument is issued, these costs would be recorded as a debt discount and amortized using the effective interest method over the term of the related debt instrument. Upon abandonment of a pending financing transaction, the related deferred financing costs are charged to interest expense. In accordance with this policy during the three months ended March 31, 2019, the Company expensed $150,000 of financing costs in accordance with this policy.

Foreign Currency

Our functional currency is the U.S. dollar. The functional currency of our foreign operations, generally, is the respective local currency for each foreign subsidiary. Assets and liabilities of foreign operations denominated in local currencies are translated at the spot rate in effect at the applicable reporting date. Our condensed consolidated statements of income are translated at the weighted average rate of exchange during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in other income (loss) in the period in which they occur.

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the products or services promised within each contract and determines those that are performance obligations and assesses whether each promised product or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue. For the three months ended March 31, 2019 and 2018, none of our contracts with customers included variable consideration.

Contracts that are modified to account for changes in contract specifications and requirements are assessed to determine if the modification either creates new or changes the existing enforceable rights and obligations. Generally, contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. For the three months ended March 31, 2019 and 2018, there were no modifications to contract specifications.

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Disaggregation of Revenue

The following tables present our disaggregated revenues by Type of Revenue and Timing of Revenue:

	Three Months Ended March 31,
	2019	2018
Type of Revenue
Product revenue	$12,963	$-
Service revenue	19,331	29,382
Total revenue	$32,294	$29,382

	Three Months Ended March 31,
	2019	2018
Timing of Revenue
Revenue recognized point in time	$18,307	$4,967
Revenue recognized over time	13,987	24,415
Total	$32,294	$29,382

Contract Assets and Liabilities

We recognize a receivable or contract asset when we perform a service or transfer a good in advance of receiving consideration. A receivable is recorded when our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. A contract asset is recorded when our right to consideration in exchange for good or services that we have transferred to a customer is conditional on something other than the passage of time. We did not have any contract assets recorded at March 31, 2019.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We recognize a contract liability when we receive consideration, or if we have the unconditional right to receive consideration, in advance of satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. The table below details the activity in our contract liabilities during the three months ended March 31, 2019, and the balance at March 31, 2019 and is included in other current liabilities the Company’s condensed consolidated balance sheet.

Three Months Ended March 31, 2019
Balance at beginning of period	$20,631
Additions	20,826
Transfer to revenue	(13,987)
Balance at end of period	$27,470

Warranty Reserve

We provide a limited one-year assurance-type warranty on our software and hardware products. The assurance-type warranty covers defects in material and workmanship only. If a warranted software or hardware component is determined to be defective after being tested by the Company, the Company will repair, replace or refund the price of the covered hardware and/or software to the customer (not including any shipping, handling, delivery or installation charges). We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance-type warranties and has determined that the estimated outstanding warranty obligation at March 31, 2019 is immaterial to the Company’s financial statements.

Accounting Standard Update 2016-02, Leases

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases primarily consisting of office space with remaining lease terms of 21 months to 50 months. Current facility leases include our offices in Sunnyvale, CA and Chengdu, Sichuan Province, People’s Republic of China. Lease costs were $160,802 for the three months ended March 31, 2019. There was no sublease rental income for the three months ended March 31, 2019.

Leases with an initial term of twelve months or less are not recorded on the balance sheet. For lease agreements entered into or reassessed after the adoption of Topic 842, we combine the lease and non-lease components in determining the lease liabilities and right of use (“ROU”) assets.

Our lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on December 31, 2018 for all leases that commenced prior to that date.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Costs

Three Months Ended March 31, 2019
Components of total lease costs:
Operating lease expense	$148,085
Short-term lease costs(1)	12,717
Total lease costs	$160,802

(1) Represents short-term leases which are immaterial.

Lease Positions as of March 31, 2019

ROU lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheet as follows:

March 31, 2019
Assets
Other assets	$875,873
Total assets	$875,873

Liabilities
Operating lease liabilities	$550,467
Operating lease liabilities, net of current	705,859
Total lease liability	$1,256,326

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating lease	2.77
Weighted average discount rate – operating lease	14%

Cash Flows

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$77,164
Supplemental non-cash amounts of lease liabilities arising from obtaining
ROU assets	$1,315,161

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of March 31, 2019, for the following five years and thereafter are as follows:

Years ending December 31,
2019 (9 months)	$492,937
2020	645,248
2021	173,545
2022	116,392
2023	67,895
Total future minimum lease payments	1,496,017
Lease imputed interest	239,691
Total	$1,256,326

At March 31, 2019, one of our long-term operating leases was abandoned and the likelihood of entering into a sublease agreement for the property was minimal, therefore, the Right to Use Asset value of $259,926 was considered impaired and the amount was charged to asset impairment on the accompanying condensed consolidated financial statements.

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

Potentially dilutive securities related to convertible debt for the three months ended March 31, 2019 and 2018 totaled 140,678 and 1,541,485, respectively, and have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

Concentration of Customers

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue. During the three months ended March 31, 2019, two customers accounted for approximately $25,700 and $5,600 of our revenue or 80% and 17%, respectively. No other customers provided more than 10% of our revenue during the three months ended March 31, 2019. During the three months ended March 31, 2018, two customers accounted for approximately $19,000 and $6,800 of our revenue or 65% and 23%, respectively. No other customers provided more than 10% of our revenue during the three months ended March 31, 2018.

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The amendments in ASU 2018-07 expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company has elected to early adopt ASU 2018-07 effective as of October 1, 2018.

In July 2017, the FASB issued ASU 2017-11 (“ASU 2017-11”), Earnings Per Share (“Topic 260”), Distinguishing Liabilities from Equity (“Topic 480”), and Derivatives and Hedging (“Topic 815”). ASU 2017-11 is intended to simplify the accounting for financial instruments with characteristics of liabilities and equity. Among the issues addressed are: (i) determining whether an instrument (or embedded feature) is indexed to an entity’s own stock; (ii) distinguishing liabilities from equity for mandatorily redeemable financial instruments of certain nonpublic entities; and (iii) identifying mandatorily redeemable non-controlling interests. ASU 2017-11 is effective for the Company on January 1, 2019. The adoption of this pronouncement had no impact on our accompanying condensed consolidated financial statements.

NOTE 3 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2019	December 31, 2018
Advances for raw material purchases	$201,105	$-
Prepaid marketing costs	79,600	125,525
Other prepaid expenses	71,822	40,654
Prepaid insurance	43,018	102,743
Deposits	31,965	31,965
Miscellaneous receivables	3,080	44,294
Prepaid financing costs	-	188,300
TOTAL OTHER CURRENT ASSETS	$430,590	$533,481

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2019	December 31, 2018
Leasehold improvements	$267,779	$256,920
Vehicle	149,916	143,560
Furniture and fixtures	134,872	132,088
Computer Equipment	108,435	87,087
Software	61,287	61,287
Test Equipment	5,059	-
	727,348	680,942
Less: accumulated depreciation	(211,497)	(178,796)
TOTAL PROPERTY AND EQUIPMENT	$515,851	$502,146

Depreciation expense for the three months ended March 31, 2019 and 2018 was $32,701 and $2,635, respectively.

NOTE 5 – INTANGIBLE ASSETS

Our intangible assets include patent costs totaling $86,796 less amortization of patent costs of $310 at March 31, 2019. Our intangible assets include patent costs totaling $53,482 less amortization of patent costs of $194 at December 31, 2018.

Estimated amortization expense for the next five years for the patent cost currently being amortized is as follows:

Year Ending December 31,	Estimated Amortization
2019(9 months)	$349
2020	$465
2021	$465
2022	$465
2023	$465

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31, 2019	December 31, 2018
Accrued payroll and other benefits	$1,642,775	$1,659,577
Accrued professional fees	167,826	126,384
Accrued interest	188,013	138,605
Accrued rent and facilities costs	99,965	160,544
Deferred revenue	27,470	20,631
Other accrued expenses	21,704	30,000
D&O insurance financing payable	-	52,530
TOTAL OTHER CURRENT LIABILITIES	$2,147,753	$2,188,271

NOTE 7 – NOTES PAYABLE AND OTHER FINANCING AGREEMENTS

Loan Agreements

In October 2007, Ondas Networks entered into a 6% per annum loan agreement, as amended, with an entity in the amount of $550,000 in connection with the issuance of common stock of Ondas Networks (the “October 2007 Loan”); however, the October 2007 Loan was not memorialized. The original maturity date of the October 2007 Loan was September 30, 2011. On February 11, 2016, the entity and Ondas Networks entered into a Loan Amendment to amend the October 2007 Loan to (i) extend the maturity date to April 1, 2017 and (ii) clear and waive any existing defaults. On November 30, 2017, the entity and Ondas Networks entered into a Loan Modification Agreement to further amend the October 2007 Loan to (i) transfer all accrued and unpaid interest ($17,310) as of December 31, 2017 to principal in January 2018, (ii) extend the maturity date to December 31, 2018, (iii) clear and waive any existing defaults, and (iv) amend the interest rate to 10% per annum effective January 1, 2018. On October 1, 2018, the entity entered into an Assignment and Assumption Agreement to assign all of its rights and obligations including all principal and interest owing under the October 2007 Loan to an unaffiliated third party. On March 30, 2019, Ondas Networks entered into an Amendment to further amend the October 2007 Loan to transfer all accrued and unpaid interest through March 30, 2019 in the amount of $14,183 to principal and to extend the maturity date to June 30, 2019. At March 31, 2019 and December 31, 2018, the outstanding balance of the October 2007 Loan was $581,493 and $567,310, respectively.

On December 31, 2013, Ondas Networks entered into a 10% per annum Promissory Note, as amended, with an entity in the amount of $250,000, of which $25,000 was repaid in February 2015 (the "December 2013 Note"). The original maturity of the December 2013 Note was December 31, 2014. On November 1, 2014, Ondas Networks entered into a Loan Agreement, as amended, with the same entity in the amount of $210,000. (the “November 2014 Loan”). The original maturity of the November 2014 Loan was March 16, 2015. The interest through the original maturity date of the November 2014 Loan was a fixed amount of $16,800. Subsequent to the original maturity date, the November 2014 Loan accrued interest at a rate of 18% per annum. On September 15, 2015, Ondas Networks and the entity verbally agreed to amend the November 2014 Loan to decrease the interest rate to 10% per annum. On April 1, 2016, the entity and Ondas Networks entered into a Loan Amendment to amend the December 2013 Note and November 2014 Loan to (i) extend the maturity date to April 1, 2017, and (ii) clear and waive any existing defaults. On November 30, 2017, the entity and Ondas Networks entered into a Loan Modification Agreement to further amend the December 2013 Note and November 2014 Loan to (i) transfer all accrued and unpaid interest on the December 2013 Note and November 2014 Loan ($60,679 and $49,170, respectively, as of December 31, 2017) to principal, (ii) extend the maturity dates to December 31, 2018, and (iii) clear and waive any existing defaults. On March 30, 2019, Ondas Networks entered into an Amendment to further amend the December 2013 Note and November 2014 Loan to transfer all accrued and unpaid interest through March 30, 2019 in the amount of $7,142 and $6,479, respectively, to principal and to extend the maturity date to June 30, 2019. At March 31, 2019 and December 31, 2018, the outstanding balance of the December 2013 Note was $292,820 and $285,679, respectively. At March 31, 2019 and December 31, 2018, the outstanding balance of the November 2014 Loan was $265,649 and $259,170, respectively.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 1, 2015, Ondas Networks entered into a 10% per annum Loan Agreement, as amended, with two individuals in the amount of $50,000 (the “April 2015 Note”). The original maturity of the April 2015 Note was July 1, 2015. The accrued interest on the April 2015 Note through the original maturity date was $4,000. Subsequent to the original maturity date, the April 2015 Note accrued interest at a rate of 10% per annum. On February 11, 2016, the individuals and Ondas Networks entered into a Loan Amendment to amend the April 2015 Note to (i) extend the maturity date to April 1, 2017 and (ii) clear and waive any existing defaults. On November 30, 2017, the individuals and Ondas Networks entered into a Loan Modification Agreement to further amend the April 2015 Note to (i) transfer all accrued and unpaid interest ($16,511) as of December 31, 2017 to principal, (ii) extend the maturity date to December 31, 2018 and (iii) clear and waive any existing defaults. On March 30, 2019, Ondas Networks entered into an Amendment to further amend the April 2015 Note to transfer all accrued and unpaid interest through March 30, 2019 in the amount of $1,663 to principal and to extend the maturity date to June 30, 2019. At March 31, 2019 and December 31, 2018, the outstanding balance of the April 2015 Note was $68,174 and $66,511, respectively.

Financing Agreement

On November 3, 2016, Ondas Networks entered into a Purchase Order Financing Agreement with an accompanying 20% per annum Promissory Note, as amended, with an individual in the amount of $250,000 (the “November 2016 Note”). The original maturity of the November 2016 Note was the earlier of the payment of the purchase order for which the loan was advanced or 180 days after issuance. On December 20, 2016, Ondas Networks entered into a second Purchase Order Financing Agreement with an accompanying 10% per annum Promissory Note, as amended, with the same individual in the amount of $100,000 (the “December 2016 Note”). The original maturity of the December 2016 Note was the earlier of the payment of the purchase order for which the loan was advanced or 180 days after issuance. On November 30, 2017, the individual and Ondas Networks entered into a Loan Modification Agreement to amend the November and December 2016 Notes to (i) transfer all accrued and unpaid interest on the November and December 2016 Notes ($47,000 and $5,591, respectively) as of December 31, 2017 to principal, (ii) extend the maturity dates to December 31, 2018, and (iii) clear and waive any existing defaults. On March 30, 2019, Ondas Networks entered into an Amendment to further amend the November and December 2016 Notes to transfer all accrued and unpaid interest through March 30, 2019 in the amount of $7,425 and $2,640, respectively. to principal and to extend the maturity date to June 30, 2019. At March 31, 2019 and December 31, 2018, the outstanding balance of the November 2016 Note was $304,425 and $297,000, respectively. At March 31, 2019 and December 31, 2018, the outstanding balance of the December 2016 Note was $108,231 and $105,591, respectively.

On February 28, 2014, Ondas Networks entered into a Purchase Order Financing Agreement, as amended, (the “Financing Agreement”) with an entity. Interest on the Financing Agreement accrued at 30% per annum for the first 104 days and at 51% per annum thereafter. Between June 2014 and January 2015, Ondas Networks received an aggregate of $660,000 of which $285,000 was repaid. At December 31, 2015, the principal outstanding totaled $375,000 and accrued interest totaled $223,393. During 2016, and for the period from January 1, 2017 through November 17, 2017, additional interest was accrued totaling $191,250 and $168,282, respectively. On November 17, 2017, the entity and Ondas Networks entered into an Amendment to Purchase Order Financing Agreement and agreed to (i) transfer all accrued and unpaid interest to principal, (ii) reduce the per annum interest rate to 10%, (iii) set the maturity date at December 31, 2018, and (iv) combine the Purchase Order Financing Agreements into a single loan ("November 2017 Loan"). On March 30 and April 30, 2019, Ondas Networks entered into Amendments to further amend the February 2014 Financing Agreement to transfer all accrued and unpaid interest through March 30 and April 30, 2019 in the amount of $23,948 and $8,182, respectively, to principal and to extend the maturity date to April 30 and subsequently June 30, 2019. At March 31, 2019 and December 31, 2018, the outstanding balance of the February 2014 Financing Agreement was $981,873 and $957,925, respectively.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Promissory Notes

On December 14, 2015, Ondas Networks approved a private placement offering, as amended, ("Private Placement") seeking to sell to investors certain 10% promissory notes in the aggregate face amount of $750,000, which amount was later increased to $1,250,000, with a term of 18 months ("Private Placement Notes"). In connection with the Private Placement Notes, each investor (the "Private Placement Noteholders") received warrants to purchase shares of common stock of Ondas Networks ("Private Placement Warrants"), equal to 25% of the principal amount of the Private Placement Notes, exercisable at the lower of (i) $2.00 per share or (ii) 40% of the selling price of Ondas Networks’ shares in its proposed initial public offering.

In December 2015, pursuant to the terms of Security Purchase Agreements, Ondas Networks completed the sale of an aggregate of $325,000 in Private Placement Notes to Private Placement Noteholders, of which $25,000 was repaid during 2017, and issued them Private Placement Warrants to purchase an aggregate of 81,250 shares of common stock of Ondas Networks, with a term of ten years, at exercise price of $2.00 and a fair value of $63,398. As of January 1, 2018, the Private Placement Warrants for the 81,250 shares were surrendered to Ondas Networks in exchange for participation in a private placement of Ondas Networks' shares dated April 13, 2018.

Between February and July 2016, pursuant to the terms of Security Purchase Agreements, Ondas Networks completed the sale of an aggregate of $925,000 in Private Placement Notes to Private Placement Noteholders and issued them Private Placement Warrants to purchase an aggregate of 231,250 shares of Ondas Networks common stock, with a term of ten years, an exercise price of $2.00 and a fair value of $168,678. As of January 1, 2018, the Private Placement Warrants for the 231,250 shares of Ondas Networks of common stock was surrendered to Ondas Networks in exchange for participation in a private placement of Ondas Networks' shares dated April 13, 2018.

On November 30, 2017, the Private Placement Noteholders and Ondas Networks entered into Loan Modification Agreements to amend the Private Placement Notes to (i) transfer all accrued and unpaid interest ($118,682) as of December 31, 2017 to principal, (ii) extend the maturity date to December 31, 2018 and (iii) clear and waive any existing defaults.

On March 30, 2019, Ondas Networks entered into Amendments to further amend the Private Placement Notes to transfer all accrued and unpaid interest through March 30, 2019 in the amount of $33,592 to principal and to extend the maturity dates to June 30, 2019. At March 31, 2019 and December 31, 2018, the outstanding balances of the Private Placement Notes were $1,377,274 and $1,343,682, respectively.

Convertible Promissory Notes

During 2017, Ondas Networks and certain entities and individuals entered into convertible promissory notes defined herein as (i) notes with mutual conversion preferences (“Group 1 Notes”) and (ii) notes with unilateral conversion preferences (“Group 2 Notes”).

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 11, 2018, the Ondas Networks board of directors, by written consent, approved certain changes to the outstanding convertible promissory notes. The action approved changes to the Group 2 Notes to match the Group 1 Notes and authorized the issuance of a Security Holder Consent Agreement wherein each Group 2 Note holder would agree to the change. The changes modified the conversion option for the Group 2 Notes which resulted in a loss on extinguishment of debt in the amount of $44,348 and caused the derivative liability related to the Group 2 Notes to cease to exist and be classified as additional paid in capital at its fair value on July 11, 2018 in the amount of $1,141,995.

On September 28, 2018, in conjunction with the Merger Agreement discussed in NOTE 1, the Group 1 Note noteholders and all but one Group 2 Note noteholders converted their outstanding convertible promissory notes into an aggregate of 2,017,416 Company Shares. At both March 31, 2019 and December 31, 2018, the total outstanding balance of the remaining convertible promissory note (the “Note”) was $300,000. The maturity date of the Note is based on the payment of 0.6% of quarterly gross revenue until 1.5 times the amount of the Note is paid,

Notes payable and other financing consists of:

	March 31, 2019	December 31, 2018
Short Term:
Loan Agreements	$1,208,136	$1,178,670
Financing Agreement	1,394,530	1,360,516
Promissory Notes	1,377,274	1,343,682
	$3,979,940	$3,882,868

Long Term:
Convertible Promissory Notes	$300,000	$300,000
	$300,000	$300,000

NOTE 8 –SECURED PROMISSORY NOTES

Steward Capital Holdings LP

On March 9, 2018, we entered into a Loan and Security Agreement (the “Agreement”) with Steward Capital Holdings LP (the “Steward Capital”) wherein Steward Capital made available to us a loan in the aggregate principal amount of up to $10,000,000 (the “Loan”). On March 9, 2018, the Company and Steward Capital entered into a Secured Term Promissory Note for $5,000,000, having a maturity date of September 9, 2019 (“Tranche A”). The Note bears interest at a per annum rate equal to the greater of (a) 11.25% or (b) 11.25% plus the Prime Rate, less, 3.25%. The Agreement also includes payments of $25,000 in loan commitment fees and $100,000 (1%) of the funding in loan facility charges. The loan commitment fees and $50,000 in loan facility charges associated with Tranche A were recorded as debt discount and amortized ratably over the life of the loan. There is also an end of term charge of $250,000. The end of term charge is being recorded as accreted costs over the term of the loan. The Note is secured by substantially all of the assets of the Company.

On October 9, 2018, the Company and Steward Capital entered into a second Secured Term Promissory Note for $5,000,000 having a maturity date of April 9, 2020 (the “Second Note”) to complete the Agreement for $10,000,000. The Second Note bears interest at a per annum rate equal to the greater of (a) 11.25% or (b) 11.25% plus the Prime Rate, less, 3.25%. Pursuant to the terms of the Agreement, the Company is required to pay a $50,000 loan facility charge.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Agreement also contains covenants which include certain restrictions with respect to subsequent indebtedness, liens, loans and investments, asset sales and share repurchases and other restricted payments, subject to certain exceptions. The Agreement also contains financial reporting obligations. An event of default under the Agreement includes, but is not limited to, breach of covenants, insolvency, and occurrence of any default under any agreement or obligation of the Company. In addition, the Agreement contains a customary material adverse effect clause which states that in the event of a material adverse effect, an event of default would occur and the lender has the option to accelerate and demand payment of all or any part of the loan. A material adverse effect is defined in the Agreement as a material change in our business, operations, properties, assets or financial condition or a material impairment of its ability to perform all obligations under its Agreement. We were not in default of any conditions under the Loan and Security Agreements as of March 31, 2019. As of March 31, 2019, the principal balance was $10,000,000, net of debt discount of $46,310 and accreted cost totaled $176,229.

Energy Capital, LLC

On January 29, February 11, February 27, March 14 and March 28, 2019, we drew down advances of $1,000,000, $650,000, $750,000, $900,000 and $800,000, respectively, available under a loan and security agreement (the “Loan and Security Agreement”) with Energy Capital entered into on October 1, 2018 (the “Loan Agreement”) by the Company and Energy Capital (the “Loan”). The advance proceeds will be utilized primarily for operating capital. The principal amount outstanding under the Loan bears interest at a per annum rate equal to the greater of (a) 11.25% or (b) 11.25% plus the Prime Rate (as published by the Wall Street Journal (National Edition)), less 3.25%. The Loan Agreement contains customary events of default and affirmative and negative covenants for transactions of this nature. Upon an event of default, Energy Capital has the right to require the Company to prepay the outstanding principal amount of the Loan plus all accrued and unpaid interest. All amounts outstanding under the Loan are secured by a lien on the Company’s assets, subject to terms of outstanding debt obligations, and become due and payable on the earlier to occur of September 30, 2019 or the completion by the Company of a capital raise with minimum proceeds to the Company of $20 million. On April 2, 2019, the Company and Energy Capital entered into a First Amendment to Loan and Security Agreement (the "First Amendment") to (i) amend the notice provisions of an Advance Request under the Loan Agreement from at least five (5) business days to at least one (1) business day before the Advance Date, (ii) increase the amount of the Advance from up to $1,000,000 a month to up to $1,500,000 a month, and (iii) change the definition of the term Maturity Date from the earlier of September 30, 2019 or 10 business days following the date of an Underwritten Public Offering to September 30, 2020.

NOTE 9 – STOCKHOLDERS’ EQUITY

Equity Incentive Plan

In connection with the Closing, our board of directors approved, and our stockholders adopted, the 2018 Equity Incentive Plan (the “2018 Plan”) pursuant to which 10 million Company Shares have been reserved for issuance to employees, including officers, directors and consultants. The 2018 Plan shall be administered by the Board, provided however, that the Board may delegate such administration to the Committee. Subject to the provisions of the 2018 Plan, the Board and/or the Committee shall have authority to grant, in its discretion, incentive stock options, or non-statutory options, stock awards or restricted stock purchase offers.

As of March 31, 2019, the Board has not approved any equity grants pursuant to the 2018 Plan.

During 2019, the Company entered into an agreement where 378,478 stock awards with deferred distribution (“RSUs”) were promised to a consultant for the Company pursuant to the 2018 Plan. For the three months ended March 31, 2019, $20,239 in related stock compensation expense has been recorded and is included in the accompanying condensed consolidated financial statements. The Company has not yet executed the RSU agreement with the consultant.

During 2019, the Company entered into agreements where an aggregate of 408,478 restricted stock units pursuant to the 2018 Plan were promised to employees for services provided during 2019. Accordingly, the Company has recorded expense of $26,784 for the three months ended March 31, 2019 with respect to such awards which is included in the accompanying condensed consolidated financial statements. The Company has not yet executed RSU agreements with the employees.

The total amount of non-vested restricted units awarded as of March 31, 2019 is 590,218 shares. The weighted average grant-date fair value for the restricted stock awards is $0.25. The weighted average vesting period of the restricted stock awards is 2.0 years. As of March 31, 2019, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock awards was $150,237, which is expected to be recognized over a weighted average period of 1.75 years.

The Company recognizes stock compensation expense generally upon the grant date and over the period of vesting or period that services will be provided. Compensation associated with shares issued or to be issued to consultants and other non-employees is recognized over the expected service period beginning on the measurement date which is generally the time the Company and the service provider enter into a commitment whereby the Company aggress to grant shares in exchange for the services to be provided.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – COMMITMENTS AND CONTINGENCIES

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of March 31, 2019.

NOTE 11 – RELATED PARTY TRANSACTIONS

At the Closing, we entered into a Loan and Security Agreement with Energy Capital, a greater than 10% stockholder of the Company, pursuant to which Energy Capital agreed to lend an aggregate principal amount of up to $10 million, subject to specified conditions. For further details, see NOTES 8 and 12.

NOTE 12 – SUBSEQUENT EVENTS

On April 2, 2019, the Company and Energy Capital entered into a First Amendment to Loan and Security Agreement (the "First Amendment") to (i) amend the notice provisions of an Advance Request under the Loan Agreement from at least five (5) business days to at least one (1) business day before the Advance Date, (ii) increase the amount of the Advance from up to $1,000,000 a month to up to $1,500,000 a month, and (iii) change the definition of the term Maturity Date from the earlier of September 30, 2019 or 10 business days following the date of an Underwritten Public Offering to September 30, 2020.

On April 11 and April 24, 2019, we drew down advances of $600,000 and $900,000, respectively, available under the Loan and Security Agreement with Energy Capital entered into on October 1, 2018 by the Company and Energy Capital (see NOTE 8 for further details of the terms). The advance proceeds will be utilized primarily for operating capital.

On April 30, 2019, we enterer into a Loan Extension Agreement to further amend the February 2014 Financing Agreement, discussed in NOTE 8, to transfer all accrued and unpaid interest through April 30, 2019 to principal, and to extend the maturity date to the earlier of (i) the closing of an underwritten offering of shares of the Company’s common stock pursuant to a registration statement on Form S-1, or (ii)June 30, 2019.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of the results of operations and financial condition of Ondas Holdings Inc. ("we" or the "Company"). This discussion should be read together with our condensed consolidated financial statements and the notes included therein, which are included in this Quarterly Report on Form 10-Q (the "Report"). This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the "SEC") on March 19, 2019, including the audited consolidated financial statements and notes included therein as of and for the year ended December 31, 2018. This discussion contains forward-looking statements that involve risks and uncertainties. For a description of factors that may cause our actual results to differ materially from those anticipated in these forward-looking statements, please refer to the below section of this Report titled "Cautionary Note Regarding Forward-Looking Statements." The reported results will not necessarily reflect future results of operations or financial condition. Unless otherwise defined herein, all initially capitalized terms herein shall be as defined in our Annual Report on Form 10-K.

Overview

Ondas Holdings Inc. was originally incorporated in Nevada on December 22, 2014 under the name of Zev Ventures Incorporated ("Zev Ventures"). On September 28, 2018, we consummated a reverse acquisition transaction to acquire a privately-held company, Ondas Networks Inc., and changed our name from "Zev Ventures Incorporated" to "Ondas Holdings Inc." As a result, Ondas Networks Inc. ("Ondas Networks") became our wholly owned subsidiary and we refer to this transaction as the "Acquisition." In connection with the closing of the Acquisition, we discontinued the prior business of Zev Ventures as a reseller of sporting and concert tickets and our sole business became that of Ondas Networks.

Ondas Networks’ wireless networking products are applicable to a wide range of mission critical operations that require secure communications over large geographic areas. We provide wireless connectivity solutions enabling mission-critical Industrial Internet applications and services. We refer to these applications as the Mission-Critical Internet of Things (MC-IoT).

We design, develop, manufacture, sell and support FullMAX, our multi-patented, state-of-the-art, point-to-multipoint, SDR system for secure, licensed, private, wide-area broadband networks. Our customers purchase FullMAX system solutions to deploy wide-area intelligent networks (WANs) for smart grids, smart pipes, smart fields and any other mission critical network that needs internet protocol connectivity. We sell our products and services globally through a direct sales force and value-added sales partners to critical infrastructure providers including electric utilities, water and wastewater utilities, oil and gas producers, and for other critical infrastructure applications in areas such as homeland security and defense, and transportation.

In 2015, Ondas Networks began working closely with the Institute of Electrical and Electronics Engineers (IEEE), the Utilities Technology Council (UTC), the Electric Power Research Institute (EPRI) and leading U.S. electric utilities to develop a new mission critical wireless Industrial Internet standard. Ondas Networks served in a leadership capacity during the development of the new IEEE 802.16s standard for private cellular networks, which was published in the fourth quarter of 2017. The specifications in the IEEE 802.16s standard are primarily based on our FullMAX technology and many of our customers and industrial partners actively supported our technology during the standards-making process. We believe that the standard will be instrumental in driving widespread adoption of the technology by the electric utility and other critical infrastructure industries both in the United States and international markets. Since IEEE 802.16s was published, there has been a significant increase in interest from customers in end markets including oil and gas, water and wastewater, transportation and homeland security. We believe we are currently the only supplier able to offer IEEE 802.16s compliant systems and are actively working with customers and industry partners to help develop and support a multi-vendor MC-IoT industry ecosystem for this standard.

Our FullMAX system of wireless base stations, fixed and mobile remote radios and supporting technology is designed to enable highly secure and reliable Industrial-grade connectivity for truly mission-critical applications. The target customers for our products operate in critical infrastructure sectors of the global economy. Private cellular networks are typically the preferred choice of these large industrial customers with business operations spanning large field areas. Private networks provide enhanced protection against cyber terrorism, as well as natural and man-made disasters, and the ability for the operator to maintain and control their desired quality of service. Our IEEE 802.16s compliant equipment is designed to optimize performance of unused or underutilized low frequency licensed radio spectrum and narrower channels. A FullMAX wireless network is significantly less expensive to build compared to traditional LTE networks given its ability to optimize the performance of lower cost radio spectrum (non-traditional LTE bands) and provide much greater coverage. In all of our industrial end markets, the adoption of low-cost edge computing and increased penetration of "smart machinery" and sensors is driving demand for next-generation networks for IoT applications such as those powered by FullMAX.

In addition to selling our FullMAX solutions for dedicated private wide area networks, we have begun to offer a mission critical wireless service to industrial customers and municipalities in the form of a Managed Private Network. We currently have demonstration networks in the metropolitan New York area and in Northern California in association with a nationwide spectrum owner. We have deployed, with our spectrum associate, a FullMAX-powered network along the east coast covering the "Route 5 corridor" reaching from eastern Pennsylvania and southern New Jersey and the metropolitan New York network northward up to the metropolitan Boston area. Collectively, these networks cover tens of thousands of square miles in some of the nation’s most strategic economic areas. When fully deployed and operational, this managed service will be priced on a monthly usage basis for our customers.

Our business consists of a single segment of products and services all of which are sold and provided in the United States and certain international markets.

Results of Operations

Three months ended March 31, 2019 compared to three months ended March 31, 2018

	Three months ended March 31,
	2019	2018	Increase (Decrease)
	(000s)
Revenue	$32,294	$29,382	$2,912
Cost of sales	5,302	968	4,334
Gross profit	26,992	28,414	(1,422)
Operating expenses:
General and administrative	1,614,730	165,360	1,449,370
Sales and marketing	1,868,971	289,240	1,579,731
Research and development	1,661,419	137,181	1,524,238
Total operating expense	5,145,120	591,781	4,553,339
Operating loss	(5,118,128)	(563,367)	4,554,761
Other expense	(705,597)	(1,008,102)	(302,505)
Net loss	(5,823,725)	(1,571,469)	4,252,256
Other comprehensive income	4,661	-	4,661
Comprehensive loss	$(5,819,064)	$(1,571,469)	$4,247,595

Revenue

Our revenue was $32,294 for the three months ended March 31, 2019 compared to $29,382 for the three months ended March 31, 2018. Revenues during the three months ended March 31, 2019 were primarily generated via small customer product deployments and maintenance/service contracts, which revenues during the same period in 2018 was solely generated via maintenance/service contracts.

Cost of sales

Our cost of sales was $5,302 for the three months ended March 31, 2019 compared to $968 for the three months ended March 31, 2018. The increase in cost of sales was a result of costs related to product deployments.

Gross profit

Our gross profit decreased $1,422 for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 based on the changes in revenue and costs of sales as discussed above. Gross margin for the periods in 2019 and 2018 was 84% and 97%, respectively.

Operating Expenses

Our principal operating costs include the following items as a percentage of total expense.

	Three Months Ended March 31,
	2019	2018
Human resource costs, including benefits	44.5%	29.4%
Travel and entertainment	4.5%	5.2%
Other general and administration costs:
Professional fees and consulting expenses	24.6%	45.0%
Other expense	14.3%	7.3%
Depreciation and amortization	0.6%	0.4%
Other research and deployment costs, excluding human resources and travel and entertainment	4.9%	10.0%
Other sales and marketing costs, excluding human resources and travel and entertainment	6.6%	2.7%

As a direct result of (i) the aforementioned Acquisition and (ii) the $14,100,000 provided by the loan and security agreements discussed herein and in NOTE 8 in the accompanying condensed consolidated financial statements, in mid-2018, the Company was able to launch its business expansion effort to open new markets for FullMAX and invest in product development programs, through significant increase in human resources costs and professional and consulting costs.

Operating expenses increased by approximately $4,553,000 (769%) as a result of the following items:

(000s)
Human resource costs, including benefits	$2,113
Travel and entertainment	201
Other general and administration costs:
Professional fees and consulting costs	998
Other expense	695
Depreciation and amortization	30
Other research and deployment costs, excluding human resources and travel and entertainment	191
Other sales and marketing costs, excluding human resources and travel and entertainment	325
$4,553

Operating Loss

As a result of the foregoing, our operating loss increased approximately $4,555,000, or 809%, to approximately $5,118,000 for the three months ended March 31, 2019, compared with approximately $563,000 for the three months ended March 31, 2018, primarily as a result of impairment costs related to one of our long-term operating leases, increases associated with administrative support, and increased spending as we ramp up our sales and marketing and research and development efforts.

Other Expense

Other non-operating expense decreased by approximately $302,000, or 30%, to approximately $706,000 for the three months ended March 31, 2019, compared with approximately $1,008,000 for the three months ended March 31, 2018. For the three months ended March 31, 2018, we reported a change in fair value related to convertible debt of approximately $870,000. In September 2018, as part of the Acquisition, the convertible debt was converted into the Common Stock of the Company, and a change in fair value was not reported for the three months ended March 31, 2019. This reduction of change in fair value was partially offset by an increase in interest expense and write off of prepaid financing costs of approximately $568,000.

Net Loss

As a result of the net effects of the foregoing, net loss increased approximately $4,252,000, or 271%, to approximately $5,824,000 for the three months ended March 31, 2019, compared with approximately $1,571,000 for the three months ended March 31, 2018. Net loss per share of common stock, basic and diluted, was $(0.12) for the three months ended March 31, 2019, compared with approximately $(0.09) for the three months ended March 31, 2018.

Summary of (Uses) and Sources of Cash

	Three Months Ended March 31,
	2019	2018
	(000s)
Net cash used in operating activities	$(4,694)	$(878)
Net cash used in investing activities	(85)	(10)
Net cash provided by financing activities	4,086	5,058
(Decrease) increase in cash	(693)	4,170
Cash and cash equivalents, beginning of period	1,130	456
Cash and cash equivalents, end of period	$437	$4,626

The principal use of cash in operating activities for the three months ended March 31, 2019 was to fund the Company’s current expenses primarily related to sales and marketing and research and development activities necessary to allow us to service and support a higher level of business activity as we expand into new industry and geographic markets. The increase in cash flows used in operating activities of approximately $3,816,000 is primarily a result of the addition of personnel, both employees and third-party consulting services. The increase in cash flows used in investing activities of approximately $75,000 is primarily a result of an increase in fixed assets, including leasehold improvements to the Company’s facility in China. The decrease in cash provided by financing activities of approximately $972,000 is primarily a result of the loan and security agreements totaling $4,100,000 during the three months ended March 31, 2019 compared with $5,100,000, net of closing fees for the same period in 2018 (see NOTE 8 in the accompanying condensed consolidated financial statements for further details).

For a summary of our outstanding Notes Payable and Other Financing Agreements and Secured Promissory Note, see NOTES 7 and 8 in the accompanying condensed consolidated financial statements.

Liquidity and Capital Resources

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. At March 31, 2019, we had an accumulated deficit of approximately $38,200,000 and short-term borrowings outstanding of approximately $14,100,000, of which approximately $4,000,000, is due on June 30, 2019 and approximately $10,100,000 is due on September 9, 2019. At March 31, 2019 we had long-term borrowings outstanding of $4,400,000. As of March 31, 2019, we had cash and cash equivalents of approximately $400,000 and a working capital deficit of approximately $17,200,000.

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

Our ability to generate revenue and achieve profitability depends on our completion of our second-generation products and commencing the manufacture, marketing and sales of those products. These activities, including our planned research and development efforts, will require significant uses of working capital through the end of 2019 and beyond. Based on our current operating plans, we believe that our existing cash and cash equivalents, as well as the $5.9 million in borrowings available under the Energy Capital Loan and Security Agreement (see NOTE 8 for additional details), will be sufficient to meet our anticipated operating needs through June 30, 2019. We currently do not have sufficient funds to repay certain debt obligations totaling approximately $4 million on maturity on June 30, 2019 and must secure additional equity or debt capital in order to repay those obligations. At the present time we have no commitments for any such funding and no assurance can be provided that we will be able to raise the needed funds on commercially acceptable terms or at all. These factors raise substantial doubt about our ability to continue as a going concern through May 10, 2020. The financial information contained in these financial statements have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and these financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements.

Contractual Obligations

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. Information concerning our critical accounting policies with respect to these items is available in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 19, 2019. There have been no significant changes in our critical accounting polies since the filing of the Form 10-K.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-13 that eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The FASB developed the amendments to Accounting Standards Codification ("ASC") 820 as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. We are currently evaluating the effect of this guidance on our disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). The amendments in ASU 2018-07 expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company has elected to early adopt ASU 2018-07 effective as of October 1, 2018.

In July 2017, the FASB issued ASU 2017-11 ("ASU 2017-11"), Earnings Per Share ("Topic 260"), Distinguishing Liabilities from Equity ("Topic 480"), and Derivatives and Hedging ("Topic 815"). ASU 2017-11 is intended to simplify the accounting for financial instruments with characteristics of liabilities and equity. Among the issues addressed are: (i) determining whether an instrument (or embedded feature) is indexed to an entity’s own stock; (ii) distinguishing liabilities from equity for mandatorily redeemable financial instruments of certain nonpublic entities; and (iii) identifying mandatorily redeemable non-controlling interests. ASU 2017-11 is effective for the Company on January 1, 2019. The adoption of this pronouncement had no impact on our accompanying condensed consolidated financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, that relate to future events or to our future operations or financial performance. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about:

•	our plans to develop our FullMAX system of wireless base stations;
•	our plans to develop remote radios;
•	the adoption by our target industries of the new IEEE 802.16s standard for private cellular networks;
•	our future development priorities;
•	our estimates regarding the size of our potential target markets;
•	our expectations about the impact of new accounting standards;
•	our future operations, financial position, revenues, costs, expenses, uses of cash, capital requirements, our need for additional financing or the period for which our existing cash resources will be sufficient to meet our operating requirements; or
•	our strategies, prospects, plans, expectations, forecasts or objectives.

Words such as "believe," "expect," "anticipate," "estimate," "forecast," "intend," "may," "plan," "potential," "predict," "project," "targets," "likely," "will," "would," "could," "should," "continue," "scheduled" and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement.  Actual results, level of activity, performance, experience or achievements may differ materially from those expressed or implied by any forward-looking statement as a result of various important factors, including our critical accounting policies and risks and uncertainties relating to:

•	our ability to obtain additional financing on reasonable terms, or at all;
•	our ability to repay our indebtedness;
•	the accuracy of our estimates regarding expenses, costs, future revenues, uses of cash and capital requirements;
•	the market acceptance of our wireless connection products and the IEEE 802.16s standard;
•	our ability to develop future generations of our current products;
•	our ability to generate significant revenues and achieve profitability;
•	our ability to successfully commercialize our current and future products, including their rate and degree of market acceptance;
•	our ability to attract and retain key scientific or management personnel and to expand our management team;
•	our ability to establish licensing, collaboration or similar arrangements on favorable terms and our ability to attract collaborators with development, regulatory and commercialization expertise;
•	our ability to manage the growth of our business;
•	expenditures not resulting in commercially successful products;
•	our outreach to global markets, particularly China;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our ability to expand, protect and maintain our intellectual property position;
•	the success of competing third-party products;
•	our ability to fully remediate our identified internal control material weaknesses;
•	regulatory developments in the United States and other countries; and
•	our ability to comply with regulatory requirements relating to our business, and the costs of compliance with those requirements, including those on data privacy and security.

These and other risks and uncertainties are described in greater detail under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 19, 2019. As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. We caution you not to place undue reliance on any forward-looking statement.

In addition, any forward-looking statement in this Report represents our views only as of the filing date of this Report and should not be relied upon as representing our views as of any subsequent date. We anticipate that subsequent events and developments may cause our views to change. Although we may elect to update these forward-looking statements publicly at some point in the future, we specifically disclaim any obligation to do so, except as required by applicable law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the deficiencies in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2018 continue to exist, and as such our disclosure control and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2019 for the following reasons: we have limited accounting staff and our Chief Executive Officer and Chief Financial Officer were responsible for initiating transactions, had custody of assets, recorded and reconciled transactions, and prepared our quarterly financial reports without the sufficient segregation of conflicting duties normally required for effective internal control.

As set forth below, management will take steps to remediate the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Report fairly present, in all material respects, our financial condition and results of operations as of and for the quarter ended March 31, 2019.

Management’s Remediation Plan

As of the date of this Report, we have not remediated the control deficiencies identified above. To remediate such control deficiencies, we plan to implement the following change in the next fiscal year as resources allow:

•	Appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies; and
•	Adopt sufficient written policies and procedures for accounting and financial reporting.

While management and our Audit Committee are closely monitoring the implementation of these remediation plans, there is no assurance that the aforementioned plans will be sufficient to fully remediate the deficiencies identified above and that additional remediation steps may be necessary.

Changes in Internal Control

Other than the remediation plan set forth above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

For information regarding known material risks that could affect our results of operations, financial condition and liquidity, please see the information under the caption "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 19, 2019, including the audited consolidated financial statements and notes included therein as of and for the year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None, other than those previously disclosed in a Current Report on Form 8-K.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Name of Document

10.0	Secured Promissory Note for $1,000,000 issued to Energy Capital, LLC by Ondas Holdings Inc. dated January 29, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 30, 2019 (File No. 000-56004))

10.1	Secured Promissory Note for $650,000 issued to Energy Capital, LLC by Ondas Holdings Inc. dated February 11, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 13, 2019 (File No. 000-56004))

10.2	Secured Promissory Note for $750,000 issued to Energy Capital, LLC by Ondas Holdings Inc. dated February 27, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 5, 2019 (File No. 000-56004))

10.3	Secured Promissory Note for $900,000 issued to Energy Capital, LLC by Ondas Holdings Inc. dated March 14, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 20, 2019 (File No. 000-56004))

10.4	Secured Promissory Note for $800,000 issued to Energy Capital, LLC by Ondas Holdings Inc. dated March 28, 2019 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 3, 2019 (File No. 000-56004))

10.5	First Amendment to Loan and Security Agreement dated April 2, 2019 by and between Ondas Holdings Inc. and Energy Capital LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 3, 2019 (File No. 000-56004))

10.6	Amendment to Secured Promissory Note dated April 2, 2019 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 3, 2019 (File No. 000-56004))

10.7	Secured Promissory Note for $600,000 issued to Energy Capital, LLC by Ondas Holdings Inc. dated April 11, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 16, 2019 (File No. 000-56004))

10.8	Secured Promissory Note for $900,000 issued to Energy Capital, LLC by Ondas Holdings Inc. dated April 24, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 16, 2019 (File No. 000-56004))

10.9	Form of Loan Extension Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report of Form 8-K filed May 1, 2019 (File No. 000-56004))

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated May 10, 2019*

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated May 10, 2019*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated May 10, 2019**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated May 10, 2019**

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

** This certification is being furnished and shall not be deemed "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 10, 2019

ONDAS HOLDINGS INC.

By:	/s/ Eric A. Brock
Eric A. Brock
Chairman and Chief Executive Officer

By:	/s/ Stewart W. Kantor
Stewart W. Kantor
President and Chief Financial Officer

