Form 10-Q
period 2019-06-30
Ondas Holdings Inc.
filed 2019-08-14
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

(Registrant’s telephone number)

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

The number of shares outstanding of the issuer’s common stock as of August 14, 2019 was 50,463,732.

ONDAS HOLDINGS INC.

i

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$590,902	$1,129,863
Accounts receivable, net	39,510	30,440
Inventory, net	407,169	347,945
Operating lease right of use assets	323,751	-
Other current assets	729,055	533,481
Total current assets	2,090,387	2,041,729

Property and equipment, net	503,732	502,146

Other Assets:
Operating lease right of use assets, net of current	471,832	-
Licenses	200,000	-
Intangible assets, net	96,333	53,288
Deferred offering costs	-	14,982
Lease deposits	57,851	49,376
Total other assets	826,016	117,646

Total assets	$3,420,135	$2,661,521

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,715,820	$1,111,929
Secured promissory note, net of debt discount of $0 and $72,038, respectively	-	10,063,208
Notes payable	4,079,438	3,882,868
Operating lease liabilities	567,063	-
Accrued expenses and other current liabilities	3,082,131	2,188,271
Total current liabilities	9,444,452	17,246,276

Long-Term Liabilities:
Secured promissory notes, net of debt discount $23,319 and $0, respectively	18,548,201	-
Notes payable	300,000	300,000
Accrued Interest	255,206	-
Operating lease liabilities, net of current	595,448	-
Total long-term liabilities	19,698,855	300,000

Total liabilities	29,143,307	17,546,276

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.0001: 10,000,000 shares authorized	-	-
Common stock - par value $0.0001; 350,000,000 shares authorized; 50,463,732 issued and outstanding	5,046	5,046
Additional paid in capital	17,563,770	17,491,734
Accumulated deficit	(43,305,888)	(32,381,535)
Other accumulated comprehensive income	13,900	-
Total stockholders’ deficit	(25,723,172)	(14,884,755)

Total liabilities and stockholders’ deficit	$3,420,135	$2,661,521

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues, net	$193,157	$16,444	$225,451	$45,826
Cost of goods sold	50,646	11,141	55,948	12,109
Gross profit	142,511	5,303	169,503	33,717

Operating expenses:
General and administration	1,223,443	398,482	2,838,173	563,842
Sales and marketing	1,685,241	390,020	3,554,212	527,201
Research and development	1,499,111	534,632	3,160,530	823,872
Total operating expense	4,407,795	1,323,134	9,552,915	1,914,915

Operating loss	(4,265,284)	(1,317,831)	(9,383,412)	(1,881,198)

Other income (expense)
Interest expense	(719,106)	(412,099)	(1,276,284)	(551,072)
Impairment of deferred offering and financing costs	(120,632)	-	(270,632)	-
Change in fair value of derivative liability	-	(106,773)	-	(975,902)
Interest income	1,667	-	1,667	-
Other income	2,727	6,810	4,308	6,810
Total other income (expense)	(835,344)	(512,062)	(1,540,941)	(1,520,164)

Loss before provision for income taxes	(5,100,628)	(1,829,893)	(10,924,353)	(3,401,362)

Provision for income taxes	-	-	-	-

Net loss	$(5,100,628)	$(1,829,893)	$(10,924,353)	$(3,401,362)

Net loss per share - basic and diluted	$(0.10)	$(0.10)	$(0.22)	$(0.16)

Weighted average number of common shares outstanding, basic and diluted	50,463,732	19,141,947	50,463,732	21,460,390

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net loss	$(5,100,628)	$(1,829,893)	$(10,924,353)	$(3,401,362)

Other comprehensive income
Foreign currency translation income	9,239	-	13,900	-

Comprehensive loss	$(5,091,389)	$(1,829,893)	$(10,910,453)	$(3,401,362)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

					Other
			Additional		Accumulated
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance, December 31, 2018	50,463,732	$5,046	$17,491,734	$(32,381,535)	$-	$(14,884,755)
Stock-based compensation	-	-	47,023	-	-	47,023
Comprehensive income	-	-	-	-	4,661	4,661
Net loss	-	-	-	(5,823,725)	-	(5,823,725)

Balance, March 31, 2019	50,463,732	5,046	17,538,757	(38,205,260)	4,661	(20,656,796)
Stock-based compensation	-	-	25,013	-	-	25,013
Comprehensive income	-	-	-	-	9,239	9,239
Net loss	-	-	-	(5,100,628)	-	(5,100,628)

Balance, June 30, 2019	50,463,732	$5,046	$17,563,770	$(43,305,888)	$13,900	$(25,723,172)

			Additional
	Common Stock		Paid in	Accumulated	Subscriptions
	Shares	Amount	Capital	Deficit	Receivable	Total
Balance, December 31, 2017	16,797,744	$1,679	$12,361,205	$(20,284,671)	$-	$(7,921,787)
Issuance of shares in private placement	6,648,586	665	4,031	-	-	4,696
Net loss	-	-	-	(1,571,469)	-	(1,571,469)

Balance, March 31, 2018	23,446,330	2,344	12,365,236	(21,856,140)	-	(9,488,560)
Issuance of shares in private placement	-	-	-	-	(3,326)	(3,326)
Net loss	-	-	-	(1,829,893)	-	(1,829,893)

Balance, June 30, 2018	23,446,330	$2,344	$12,365,236	$(23,686,033)	$(3,326)	$(11,321,779)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(10,924,353)	$(3,401,362)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation	67,682	7,531
Allowance for doubtful accounts	-	(7,914)
Amortization of debt discount and deferred financing costs	48,719	75,450
Amortization of intangible assets	429	-
Amortization of right of use assets	110,161	-
Impairment of operating lease	259,926	-
Impairment of deferred offering and financing costs	270,632	-
Accreted interest	86,274	-
Stock-based compensation	72,035	-
Change in fair value of derivative liability	-	975,902
Changes in operating assets and liabilities:
Accounts receivable	(9,070)	29,589
Inventory	(59,224)	(120,332)
Other current assets	(383,874)	(52,898)
Accounts payable	603,891	(12,900)
Accrued expenses and other current liabilities	1,090,430	179,945
Accrued interest-related party	255,206	-
Net cash flows used in operating activities	(8,511,136)	(2,326,989)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of licenses	(200,000)	-
Purchase of equipment	(69,268)	(14,692)
Patent costs	(43,474)	(20,812)
Deposits	(8,475)	(46,965)
Net cash flows used in investing activities	(321,217)	(82,469)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from secured promissory note	8,350,000	4,925,000
Payments for deferred offering costs	(67,350)	-
Proceeds from convertible notes payable	-	100,000
Proceeds from sale of common stock	-	1,371
Repayment of advances from related party	-	(155,645)
Net cash flows provided by financing activities	8,282,650	4,870,726

(Decrease) increase in cash and cash equivalents	(549,703)	2,461,268
Effect of foreign currency translation on cash	10,742	-
Cash and cash equivalent, beginning of period	1,129,863	456,018
Cash and cash equivalents, end of period	$590,902	$2,917,286

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$690,675	$350,640
Cash paid for income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Interest converted to debt	$196,570	$17,310
Subscriptions receivable	$-	$(3,326)
Derivative liability	$-	$1,141,995

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company

Ondas Holdings Inc. (“Ondas Holdings” or the “Company”) was originally incorporated in Nevada on December 22, 2014 under the name of Zev Ventures Incorporated. On September 28, 2018, we closed the Acquisition (see below), changed our name to Ondas Holdings Inc., and Ondas Networks Inc., a Delaware corporation (“Ondas Networks”), became our sole focus and wholly owned subsidiary. The corporate headquarters for the Company and operational headquarters for Ondas Networks is located in Sunnyvale, California. Unless otherwise stated or unless the context otherwise requires, the description of our business set forth below is provided on a combined basis, taking into account our subsidiary, Ondas Networks. Ondas Networks was originally incorporated in Delaware on February 16, 2006 under the name of Full Spectrum Inc. On August 10, 2018, the name was changed to Ondas Networks Inc.

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Also in connection with the Closing, (i) our sole director appointed additional individuals, who previously were members of the board of directors of Ondas Networks and its chief executive officer, to serve on our board of directors, and our board of directors subsequently appointed executive officers; (ii) the former holders of the Ondas Networks Shares executed lock-up agreements (the “Lock-Up Agreements”), which provide for an initial 12-month lock-up period followed by a subsequent 12-month limited sale period, commencing with the date of the Closing; (iii) we entered into a Common Stock Repurchase Agreement with Energy Capital, LLC, a current stockholder of the Company (“Energy Capital”), pursuant to which the entity sold an aggregate of 32.6 million Company Shares (the “Repurchase Shares”) to us at $0.0001 per share, for an aggregate consideration of $3,260, which the Repurchase Shares were canceled and returned to our authorized but unissued shares; (iv) our board of directors approved, and our stockholders adopted, the 2018 Incentive Stock Plan (the “2018 Plan”) pursuant to which 10 million Company Shares have been reserved for issuance to employees, including officers, directors and consultants; and (v) we entered into a Loan and Security Agreement with Energy Capital, pursuant to which Energy Capital agreed to lend us an aggregate principal amount of up to $10 million, subject to specified conditions.

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

Liquidity

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. At June 30, 2019, we had an accumulated deficit of approximately $43.3 million and short-term borrowings outstanding of approximately $4.1 million, all of which was due on July 31, 2019, and subsequently extended (See NOTE 7 for additional details). At June 30, 2019, we had long-term borrowings outstanding of approximately $18.8 million. As of June 30, 2019, we had cash and cash equivalents of approximately $0.6 million and a working capital deficit of approximately $7.4 million.

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

Our ability to generate revenue and achieve profitability depends on our completion of our second-generation products and commencing the manufacture, marketing and sales of those products. These activities, including our planned research and development efforts, will require significant uses of working capital through the end of 2019 and beyond. Based on our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated operating needs through September 30, 2019. We currently do not have sufficient funds to repay certain debt obligations totaling approximately $3.8 million upon maturity on October 31, 2019 and must secure additional equity or debt capital in order to repay those obligations. At the present time we have no commitments for any such funding and no assurance can be provided that we will be able to raise the needed funds on commercially acceptable terms or at all. These factors raise substantial doubt about our ability to continue as a going concern through August 14, 2020. The financial information contained in these financial statements have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and these financial statements do not include any adjustments that may result from the outcome of this uncertainty.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2018 Form 10-K and are updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, Ondas Networks and FS Partners (FS Partners has not begun operations), and our majority owned subsidiaries, Full Spectrum Holding and Ondas Network Limited (both have not begun operations). All significant inter-company accounts and transactions between these entities have been eliminated in these unaudited condensed consolidated financial statements.

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

Inventory

Inventories, which consist solely of equipment components, are stated at the lower of cost (first-in, first-out) or net realizable value, net of reserves for obsolete inventory. We continually analyze our slow-moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. As of June 30, 2019 and December 31, 2018, we determined that no such reserves were necessary.

Inventory consists of the following:

	June 30, 2019	December 31, 2018
Raw Material	$376,724	$307,947
Finished Goods	30,445	39,998
TOTAL INVENTORY	$407,169	$347,945

Stock-Based Compensation

The Company follows the fair value recognition provisions in ASC 718, Compensation – Stock Compensation and the provisions of ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting for stock-based transactions with non-employees. Stock based compensation expense recognized during the year includes compensation expense for all share-based payments based on a grant date fair value estimated in accordance with the provisions in the FASB guidance for stock compensation. The grant date is the date at which an employer and employee reach a mutual understanding of the key terms and conditions of a share-based payment award.

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

Assets and liabilities recorded in the balance sheets at fair value are categorized based on a hierarchy of inputs, as follows:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 – Quoted prices for similar assets or liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 – Unobservable inputs for the asset or liability.

At June 30, 2019 and December 31, 2018, we had no instruments requiring a fair value determination.

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the six months ended June 30, 2019 and for the year ended December 31, 2018:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended June 30, 2019	Year ended December 31, 2018

Balance, beginning of period	$-	$(166,093)
Issuances of derivative liability	-	-
Reclassification to additional paid in capital	-	1,141,995
Change in fair value of derivative liability	-	(975,902)
Balance, end of period	$-	$-

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ deficit as a reduction of additional paid-in capital generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statement of operations. In accordance with this policy, in June 2019 the Company expensed $120,632 of deferred offering costs.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt Issuance Costs

Debt issuance costs represent costs incurred for the issuance of debt. Once the associated debt instrument is issued, these costs would be recorded as a debt discount and amortized using the effective interest method over the term of the related debt instrument. Upon abandonment of a pending financing transaction, the related deferred financing costs are charged to interest expense. In accordance with this policy, in March 2019 the Company expensed $150,000 financing costs.

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

Under ASC 606, the Company recognizes revenue when the customer obtains control of promised products or services, in an amount that reflects the consideration which is expected to be received in exchange for those products or services. The Company recognizes revenue following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the products or services it transfers to the customer.

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the products or services promised within each contract and determines those that are performance obligations and assesses whether each promised product or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue. For the six months ended June 30, 2019 and 2018, none of our contracts with customers included variable consideration.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contracts that are modified to account for changes in contract specifications and requirements are assessed to determine if the modification either creates new or changes the existing enforceable rights and obligations. Generally, contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. For the six months ended June 30, 2019 and 2018, there were no modifications to contract specifications.

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue

The following tables present our disaggregated revenues by Type of Revenue and Timing of Revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Type of Revenue
Product revenue	$138,760	$4,000	$151,723	$8,000
Service revenue	54,178	12,044	73,509	36,458
Other revenue	219	400	219	1,368
Total revenue	$193,157	$16,444	$225,451	$45,826

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Timing of Revenue
Revenue recognized point in time	$183,860	$4,401	$202,167	$9,368
Revenue recognized over time	9,297	12,043	23,284	36,458
Total revenue	$193,157	$16,444	$225,451	$45,826

Contract Assets and Liabilities

We recognize a receivable or contract asset when we perform a service or transfer a good in advance of receiving consideration. A receivable is recorded when our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. A contract asset is recorded when our right to consideration in exchange for good or services that we have transferred to a customer is conditional on something other than the passage of time. We did not have any contract assets recorded at June 30, 2019 or December 31, 2018.

We recognize a contract liability when we receive consideration, or if we have the unconditional right to receive consideration, in advance of satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. The table below details the activity in our contract liabilities during the six months ended June 30, 2019, and the year ended December 31, 2018, and is included in other current liabilities in the Company’s unaudited condensed consolidated balance sheet.

	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Balance at beginning of period	$20,631	$30,690
Additions	28,326	32,106
Transfer to revenue	(30,784)	(42,166)
Balance at end of period	$18,173	$20,631

Warranty Reserve

We provide a limited one-year assurance-type warranty on our software and hardware products. The assurance-type warranty covers defects in material and workmanship only. If a warranted software or hardware component is determined to be defective after being tested by the Company, the Company will repair, replace or refund the price of the covered hardware and/or software to the customer (not including any shipping, handling, delivery or installation charges). We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance-type warranties and has determined that the estimated outstanding warranty obligation at June 30, 2019 and December 31, 2018 are immaterial to the Company’s financial statements.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standard Update 2016-02, Leases

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases primarily consisting of office space with remaining lease terms of 18 months to 47 months. Current facility leases include our offices in Sunnyvale, CA and Chengdu, Sichuan Province, People’s Republic of China. Lease costs were $139,135 and $277,890 for the three and six months ended June 30, 2019. There was no sublease rental income for the six months ended June 30, 2019.

Leases with an initial term of twelve months or less are not recorded on the balance sheet. For lease agreements entered into or reassessed after the adoption of Topic 842, we combine the lease and non-lease components in determining the lease liabilities and right of use (“ROU”) assets.

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on December 31, 2018 for all leases that commenced prior to that date.

Lease Costs

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Components of total lease costs:
Operating lease expense	$148,141	$296,226
Short-term lease costs (1)	14,963	27,680
Total lease costs	$163,104	$323,906

(1)	Represents short-term leases which are immaterial.

Lease Positions as of June 30, 2019

ROU lease assets and lease liabilities for our operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

As of
June 30,
2019
Assets:
Operating lease assets, current	$323,751
Operating lease assets, net of current	471,832
Total lease assets	$795,583

Liabilities:
Operating lease liabilities, current	$567,063
Operating lease liabilities, net of current	595,448
Total lease liabilities	$1,162,511

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating lease	2.5
Weighted average discount rate – operating lease	14%

Cash Flows

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$240,417

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the unaudited condensed consolidated balance sheet as of June 30, 2019, for the following five years and thereafter are as follows:

Years ending December 31,
2019 (6 months)	$310,150
2020	645,248
2021	173,545
2022	116,392
2023	67,895
Total future minimum lease payments	1,313,230
Lease imputed interest	(150,719)
Total	$1,162,511

In March 2019, one of our long-term operating leases was abandoned and the likelihood of entering into a sublease agreement for the property was minimal; therefore, the Right to Use Asset value of $259,926 was considered impaired and the amount was charged to asset impairment on the accompanying unaudited condensed consolidated financial statements.

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

Potentially dilutive securities related to convertible debt for the six months ended June 30, 2019 and 2018 totaled 140,678 and 1,541,485, respectively, and have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Customers

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue.

The table below sets forth the Company’s customers that accounted for greater than 10% of its revenues for the three- and six-month periods ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2019	2018	2019	2018
A	31%	-	27%	-
B	31%	-	27%	-
C	13%	-	22%	16%
D	20%	-	18%	-
E	-	87%	-	80%

Customers D accounted for 100% of the Company’s accounts receivable balance at June 30, 2019.

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

In July 2017, the FASB issued ASU 2017-11 (“ASU 2017-11”), Earnings Per Share (“Topic 260”), Distinguishing Liabilities from Equity (“Topic 480”), and Derivatives and Hedging (“Topic 815”). ASU 2017-11 is intended to simplify the accounting for financial instruments with characteristics of liabilities and equity. Among the issues addressed are: (i) determining whether an instrument (or embedded feature) is indexed to an entity’s own stock; (ii) distinguishing liabilities from equity for mandatorily redeemable financial instruments of certain nonpublic entities; and (iii) identifying mandatorily redeemable non-controlling interests. ASU 2017-11 was effective for the Company on January 1, 2019. The adoption of this pronouncement had no impact on our accompanying condensed consolidated financial statements.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2019	December 31, 2018
Advances for raw material purchases	$291,160	$-
Prepaid insurance	234,727	102,743
Other prepaid expenses	133,040	40,654
Prepaid marketing costs	42,013	125,525
Deposits	28,115	31,965
Miscellaneous receivables	-	44,294
Prepaid financing costs	-	188,300
TOTAL OTHER CURRENT ASSETS	$729,055	$533,481

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2019	December 31, 2018
Leasehold improvements	$263,098	$256,920
Vehicle	149,916	143,560
Furniture and fixtures	133,951	132,088
Computer Equipment	116,518	87,087
Software	61,287	61,287
Test Equipment	25,440	-
	750,210	680,942
Less: accumulated depreciation	(246,478)	(178,796)
TOTAL PROPERTY AND EQUIPMENT	$503,732	$502,146

Depreciation expense for the three and six months ended June 30, 2019 was $34,982 and $67,682, respectively. Depreciation expense for the three and six months ended June 30, 2018 was $4,896 and $7,531, respectively.

NOTE 5 – INTANGIBLE ASSETS

Our intangible assets include patent costs totaling $96,956 less amortization of patent costs of $623 at June 30, 2019. Our intangible assets include patent costs totaling $53,482 less amortization of patent costs of $194 at December 31, 2018.

Estimated amortization expense for the next five years for the patent cost currently being amortized is as follows:

Year Ending December 31,	Estimated Amortization
2019 (6 months)	$233
2020	$465
2021	$465
2022	$465
2023	$465

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30, 2019	December 31, 2018
Accrued payroll and other benefits	$2,372,799	$1,659,577
Accrued professional fees	174,439	126,384
Accrued interest	137,384	138,605
D&O insurance financing payable	134,640	52,530
Accrued travel and entertainment	129,673	30,000
Other accrued expenses	81,296	-
Accrued rent and facilities costs	33,727	160,544
Deferred revenue	18,173	20,631
TOTAL ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES	$3,082,131	$2,188,271

NOTE 7 – NOTES PAYABLE AND OTHER FINANCING AGREEMENTS

Loan Agreements

In October 2007, Ondas Networks entered into a 6% per annum loan agreement, as amended, with an entity in the amount of $550,000 in connection with the issuance of common stock of Ondas Networks (the “October 2007 Loan”); however, the October 2007 Loan was not memorialized. The original maturity date of the October 2007 Loan was September 30, 2011. On February 11, 2016, the entity and Ondas Networks entered into a Loan Amendment to amend the October 2007 Loan to (i) extend the maturity date to April 1, 2017 and (ii) clear and waive any existing defaults. On November 30, 2017, the entity and Ondas Networks entered into a Loan Modification Agreement to further amend the October 2007 Loan to (i) transfer all accrued and unpaid interest ($17,310) as of December 31, 2017 to principal in January 2018, (ii) extend the maturity date to December 31, 2018, (iii) clear and waive any existing defaults, and (iv) amend the interest rate to 10% per annum effective January 1, 2018. On October 1, 2018, the entity entered into an Assignment and Assumption Agreement to assign all of its rights and obligations including all principal and interest owing under the October 2007 Loan to an unaffiliated third party. On March 30, 2019, Ondas Networks entered into an Amendment to further amend the October 2007 Loan to transfer all accrued and unpaid interest through March 30, 2019 in the amount of $14,183 to principal and to extend the maturity date to June 30, 2019. On June 24, 2019, Ondas Networks entered into an Amendment to further amend the October 2007 Loan to transfer all accrued and unpaid interest through June 30, 2019 in the amount of $14,537 to principal and to extend the maturity date to July 31, 2019. As of July 31, 2019, Ondas Networks entered into an Amendment to further amend the October 2007 Loan, among other things, to extend the maturity date to October 31, 2019 (see NOTE 12 for further details). At June 30, 2019 and December 31, 2018, the outstanding balance of the October 2007 Loan was $596,030 and $567,310, respectively.

On December 31, 2013, Ondas Networks entered into a 10% per annum Promissory Note, as amended, with an entity (the “Lender”) in the amount of $250,000, of which $25,000 was repaid in February 2015 (the “December 2013 Note”). The original maturity of the December 2013 Note was December 31, 2014. On November 1, 2014, Ondas Networks entered into a Loan Agreement, as amended, with the Lender in the amount of $210,000. (the “November 2014 Loan”). The original maturity of the November 2014 Loan was March 16, 2015. The interest through the original maturity date of the November 2014 Loan was a fixed amount of $16,800. Subsequent to the original maturity date, the November 2014 Loan accrued interest at a rate of 18% per annum. On September 15, 2015, Ondas Networks and the Lender verbally agreed to amend the November 2014 Loan to decrease the interest rate to 10% per annum. On April 1, 2016, the Lender and Ondas Networks entered into a Loan Amendment to amend the December 2013 Note and November 2014 Loan to (i) extend the maturity dates to April 1, 2017, and (ii) clear and waive any existing defaults. On November 30, 2017, the Lender and Ondas Networks entered into a Loan Modification Agreement to further amend the December 2013 Note and November 2014 Loan to (i) transfer all accrued and unpaid interest on the December 2013 Note and November 2014 Loan ($60,679 and $49,170, respectively, as of December 31, 2017) to principal, (ii) extend the maturity dates to December 31, 2018, and (iii) clear and waive any existing defaults. On March 30, 2019, the Lender and Ondas Networks entered into an Amendment to further amend the December 2013 Note and November 2014 Loan to transfer all accrued and unpaid interest through March 30, 2019 in the amount of $7,142 and $6,479, respectively, to principal and to extend the maturity dates to June 30, 2019. On April 1, 2019, the Lender entered into a partial assignment and assumption agreement with two individuals (the “Assignees”) (the “Assignment Agreements”), pursuant to which the Assignees paid the Lender an aggregate of $270,000 in exchange for 48.34% of the rights, title and interest in, to and under the December 2013 Note and the November 2014 Loan. As of July 31, 2019, Ondas Networks entered into an Amendment to further amend the December 2013 Note and November 2014 Loan, among other things, to extend the maturity dates to October 31, 2019 (see NOTE 12 for further details). At June 30, 2019 and December 31, 2018, the outstanding balance of the December 2013 Note was $304,479 and $285,679, respectively. At June 30, 2019 and December 31, 2018, the outstanding balance of the November 2014 Loan was $267,953 and $259,170, respectively.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 1, 2015, Ondas Networks entered into a 10% per annum Loan Agreement, as amended, with two individuals in the amount of $50,000 (the “April 2015 Note”). The original maturity of the April 2015 Note was July 1, 2015. The accrued interest on the April 2015 Note through the original maturity date was $4,000. Subsequent to the original maturity date, the April 2015 Note accrued interest at a rate of 10% per annum. On February 11, 2016, the individuals and Ondas Networks entered into a Loan Amendment to amend the April 2015 Note to (i) extend the maturity date to April 1, 2017 and (ii) clear and waive any existing defaults. On November 30, 2017, the individuals and Ondas Networks entered into a Loan Modification Agreement to further amend the April 2015 Note to (i) transfer all accrued and unpaid interest ($16,511) as of December 31, 2017 to principal, (ii) extend the maturity date to December 31, 2018 and (iii) clear and waive any existing defaults. On March 30, 2019, Ondas Networks entered into an Amendment to further amend the April 2015 Note to transfer all accrued and unpaid interest through March 30, 2019 in the amount of $1,663 to principal and to extend the maturity date to June 30, 2019. On June 24, 2019, Ondas Networks entered into an Amendment to further amend the April 2015 Note to transfer all accrued and unpaid interest through June 30, 2019 in the amount of $1,704 to principal and to extend the maturity date to July 31, 2019. As of July 31, 2019, Ondas Networks entered into an Amendment to further amend the April 2015 Note, among other things, to extend the maturity date to October 31, 2019 (see NOTE 12 for further details). At June 30, 2019 and December 31, 2018, the outstanding balance of the April 2015 Note was $69,878 and $66,511, respectively.

Financing Agreement

On November 3, 2016, Ondas Networks entered into a Purchase Order Financing Agreement with an accompanying 20% per annum Promissory Note, as amended, with an individual in the amount of $250,000 (the “November 2016 Note”). The original maturity of the November 2016 Note was the earlier of the payment of the purchase order for which the loan was advanced or 180 days after issuance. On December 20, 2016, Ondas Networks entered into a second Purchase Order Financing Agreement with an accompanying 10% per annum Promissory Note, as amended, with the same individual in the amount of $100,000 (the “December 2016 Note”). The original maturity of the December 2016 Note was the earlier of the payment of the purchase order for which the loan was advanced or 180 days after issuance. On November 30, 2017, the individual and Ondas Networks entered into a Loan Modification Agreement to amend the November and December 2016 Notes to (i) transfer all accrued and unpaid interest on the November and December 2016 Notes ($47,000 and $5,591, respectively) as of December 31, 2017 to principal, (ii) extend the maturity dates to December 31, 2018, and (iii) clear and waive any existing defaults. On March 30, 2019, Ondas Networks entered into an Amendment to further amend the November and December 2016 Notes to transfer all accrued and unpaid interest through March 30, 2019 in the amount of $7,425 and $2,640, respectively, to principal and to extend the maturity dates to June 30, 2019. On June 30, 2019, Ondas Networks entered into an Amendment to further amend the November and December 2016 Notes to transfer all accrued and unpaid interest through June 30, 2019 in the amount of $7,610 and $2,706, respectively, to principal and to extend the maturity dates to July 31, 2019. As of July 31, 2019, Ondas Networks entered into an Amendment to further amend the November and December 2016 Notes, among other things, to extend the maturity dates to October 31, 2019 (see NOTE 12 for further details) At June 30, 2019 and December 31, 2018, the outstanding balance of the November 2016 Note was $312,036 and $297,000, respectively. At June 30, 2019 and December 31, 2018, the outstanding balance of the December 2016 Note was $110,937 and $105,591, respectively.

On February 28, 2014, Ondas Networks entered into a Purchase Order Financing Agreement, as amended, (the “Financing Agreement”) with an entity. Interest on the Financing Agreement accrued at 30% per annum for the first 104 days and at 51% per annum thereafter. Between June 2014 and January 2015, Ondas Networks received an aggregate of $660,000 of which $285,000 was repaid. At December 31, 2015, the principal outstanding totaled $375,000 and accrued interest totaled $223,393. During 2016, and for the period from January 1, 2017 through November 17, 2017, additional interest was accrued totaling $191,250 and $168,282, respectively. On November 17, 2017, the entity and Ondas Networks entered into an Amendment to Purchase Order Financing Agreement and agreed to (i) transfer all accrued and unpaid interest to principal, (ii) reduce the per annum interest rate to 10%, (iii) set the maturity date to December 31, 2018, and (iv) combine the Purchase Order Financing Agreements into a single loan (the “November 2017 Loan”). On March 30 and April 30, 2019, Ondas Networks entered into Amendments to further amend the November 2017 Loan to transfer all accrued and unpaid interest through March 30 and April 30, 2019 in the amount of $23,948 and $8,182, respectively, to principal and to extend the maturity dates to April 30 and subsequently, the earlier of (i) the closing of an underwritten offering of shares of the Company’s common stock pursuant to a registration statement on Form S-1, or (ii) June 30, 2019. On June 24, 2019, Ondas Networks entered into an Amendment to further amend the Financing Agreement to transfer all accrued and unpaid interest through June 30, 2019 in the amount of $16,365 to principal and to extend the maturity date to July 31, 2019. As of July 31, 2019, Ondas Networks entered into an Amendment to further amend the November 2017 Loan, among other things, to extend the maturity date to October 31, 2019 (see NOTE 12 for further details) At June 30, 2019 and December 31, 2018, the outstanding balance of the February 2014 Financing Agreement was $1,006,420 and $957,925, respectively.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Promissory Notes

On December 14, 2015, Ondas Networks approved a private placement offering, as amended, (“Private Placement”) seeking to sell to investors certain 10% promissory notes in the aggregate face amount of $750,000, which amount was later increased to $1,250,000, with a term of 18 months (“Private Placement Notes”). In connection with the Private Placement Notes, each investor (the “Private Placement Noteholders”) received warrants to purchase shares of common stock of Ondas Networks (“Private Placement Warrants”), equal to 25% of the principal amount of the Private Placement Notes, exercisable at the lower of (i) $2.00 per share or (ii) 40% of the selling price of Ondas Networks’ shares in its proposed initial public offering.

In December 2015, pursuant to the terms of Security Purchase Agreements, Ondas Networks completed the sale of an aggregate of $325,000 in Private Placement Notes to Private Placement Noteholders, of which $25,000 was repaid during 2017, and issued them Private Placement Warrants to purchase an aggregate of 81,250 shares of common stock of Ondas Networks, with a term of ten years, at an exercise price of $2.00 and a fair value of $63,398. As of January 1, 2018, the Private Placement Warrants for the 81,250 shares of Ondas Networks common stock were surrendered to Ondas Networks in exchange for participation in a private placement of Ondas Networks’ shares dated April 13, 2018.

Between February and July 2016, pursuant to the terms of Security Purchase Agreements, Ondas Networks completed the sale of an aggregate of $925,000 in Private Placement Notes to Private Placement Noteholders and issued them Private Placement Warrants to purchase an aggregate of 231,250 shares of Ondas Networks common stock, with a term of ten years, at an exercise price of $2.00 and a fair value of $168,678. As of January 1, 2018, the Private Placement Warrants for the 231,250 shares of Ondas Networks common stock were surrendered to Ondas Networks in exchange for participation in a private placement of Ondas Networks’ shares dated April 13, 2018.

On November 30, 2017, the Private Placement Noteholders and Ondas Networks entered into Loan Modification Agreements to amend the Private Placement Notes to (i) transfer all accrued and unpaid interest ($118,682) as of December 31, 2017 to principal, (ii) extend the maturity date to December 31, 2018 and (iii) clear and waive any existing defaults.

On March 30, 2019, Ondas Networks entered into Amendments to further amend the Private Placement Notes to transfer all accrued and unpaid interest through March 30, 2019 in the amount of $33,592 to principal and to extend the maturity dates to June 30, 2019. On June 24, 2019, Ondas Networks entered into Amendments to further amend the Private Placement Notes to transfer all accrued and unpaid interest through June 30, 2019 in the amount of $34,432 to principal and to extend the maturity dates to July 31, 2019. As of July 31, 2019, Ondas Networks entered into Amendments to further amend the Private Placement Notes, among other things, to extend the maturity date on one of the Private Placement Notes to September 30, 2021 and the remaining Private Placement Notes to October 31, 2019 (see NOTE 12 for further details). At June 30, 2019 and December 31, 2018, the outstanding balances of the Private Placement Notes were $1,411,706 and $1,343,682, respectively.

Convertible Promissory Notes

During 2017, Ondas Networks and certain entities and individuals entered into convertible promissory notes defined herein as (i) notes with mutual conversion preferences (“Group 1 Notes”) and (ii) notes with unilateral conversion preferences (“Group 2 Notes”).

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 11, 2018, the Ondas Networks board of directors, by written consent, approved certain changes to the outstanding convertible promissory notes. The action approved changes to the Group 2 Notes to match the Group 1 Notes and authorized the issuance of a Security Holder Consent Agreement wherein each holder of a Group 2 Note would agree to the change. The changes modified the conversion option for the Group 2 Notes which resulted in a loss on extinguishment of debt in the amount of $44,348 and caused the derivative liability related to the Group 2 Notes to cease to exist and be classified as additional paid in capital at its fair value on July 11, 2018 in the amount of $1,141,995.

On September 28, 2018, in conjunction with the Merger Agreement discussed in NOTE 1, the holders of Group 1 Notes and all but one holder of Group 2 Notes converted their outstanding convertible promissory notes into an aggregate of 2,017,416 Company Shares. At both June 30, 2019 and December 31, 2018, the total outstanding balance of the remaining convertible promissory note (the “Note”) was $300,000. The maturity date of the Note is based on the payment of 0.6% of quarterly gross revenue until 1.5 times the amount of the Note is paid.

Notes payable and other financing consists of:

	June 30, 2019	December 31, 2018
Short Term:
Loan Agreements	$1,238,340	$1,178,670
Financing Agreement	1,429,392	1,360,516
Promissory Notes	1,411,706	1,343,682
	$4,079,438	$3,882,868

Long Term:
Convertible Promissory Notes	$300,000	$300,000
	$300,000	$300,000

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

On June 18, 2019, the Company and Steward Capital entered into a letter of agreement to amend the Loan and Security Agreement (the “First Amendment”) to (i) extend and amend the Maturity Date, as defined in Section 1.1 of the Agreement, to read in its entirety “means September 9, 2020”; (ii) waive the repayment requirement to Steward Capital under Section 2.3 of the Agreement, in connection with the currently proposed public offering of the Company as described in the Company’s Registration Statement on Form S-1, as amended, originally filed on April 12, 2019 , and (iii) waive the restriction by Steward Capital on the prepayment of Indebtedness under Section 7.4 of the Agreement. In connection with the waivers, extension and amendment, the Company agreed to pay to Steward Capital, upon the earlier of (a) the completion of the public offering as set forth in Section 2.3 of the Agreement and (b) ten (10) days following the Company’s receipt of Steward’s written demand therefor, a fee equal to three percent (3%) of the current outstanding principal balance of the Loan (as defined in the Agreement).

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Agreement also contains covenants which include certain restrictions with respect to subsequent indebtedness, liens, loans and investments, asset sales and share repurchases and other restricted payments, subject to certain exceptions. The Agreement also contains financial reporting obligations. An event of default under the Agreement includes, but is not limited to, breach of covenants, insolvency, and occurrence of any default under any agreement or obligation of the Company. In addition, the Agreement contains a customary material adverse effect clause which states that in the event of a material adverse effect, an event of default would occur, and the lender has the option to accelerate and demand payment of all or any part of the loan. A material adverse effect is defined in the Agreement as a material change in our business, operations, properties, assets or financial condition or a material impairment of its ability to perform all obligations under its Agreement. We were not in default of any conditions under the Loan and Security Agreements as of June 30, 2019.

As of June 30, 2019, the principal balance was $10,000,000, net of debt discount of $23,319 and accreted cost totaled $212,854.

Energy Capital, LLC

On October 1, 2018, we entered into a loan and security agreement (the “Loan and Security Agreement”) with Energy Capital, LLC (“Energy Capital”) wherein Energy Capital made available to us a loan in the aggregate principal amount of up to $10,000,000 (the “Loan”). Between January 29 and June 27, 2019, the Company and Energy Capital entered into a series of secured term promissory notes (the “Loan Agreements”) for an aggregate of $8,350,000. The advance proceeds were utilized primarily for operating capital and inventory. The principal amount outstanding under the Loan Agreements bear interest at a per annum rate equal to the greater of (a) 11.25% or (b) 11.25% plus the Prime Rate (as published by the Wall Street Journal (National Edition)), less 3.25%. The Loan Agreements contain customary events of default and affirmative and negative covenants for transactions of this nature. Upon an event of default, Energy Capital has the right to require the Company to prepay the outstanding principal amount of the Loan Agreements plus all accrued and unpaid interest. All amounts outstanding under the Loan Agreements are secured by a lien on the Company’s assets, subject to terms of outstanding debt obligations, and become due and payable on the earlier to occur of September 30, 2019 or the completion by the Company of a capital raise with minimum proceeds to the Company of $20 million. On April 2, 2019, the Company and Energy Capital entered into a First Amendment to Loan and Security Agreement (the “First Amendment”) to (i) amend the notice provisions of an Advance Request under the Loan Agreement from at least five (5) business days to at least one (1) business day before the Advance Date, (ii) increase the amount of the Advance from up to $1,000,000 a month to up to $1,500,000 a month, and (iii) change the definition of the term Maturity Date from the earlier of September 30, 2019 or 10 business days following the date of an Underwritten Public Offering to September 30, 2020.

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

As of June 30, 2019, the Board has not approved any stock option grants made pursuant to the 2018 Plan.

During 2019, the Company entered into an agreement where 378,478 stock awards with deferred distribution (“RSUs”) were promised to a consultant for the Company pursuant to the 2018 Plan. For the three and six months ended June 30, 2019, $10,120 and $30,359, respectively, in related stock compensation expense has been recorded and is included in the accompanying condensed consolidated financial statements. The Company has not yet executed the RSU agreement with the consultant.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During 2019, the Company entered into agreements where an aggregate of 408,478 restricted stock units pursuant to the 2018 Plan were promised to employees for services provided during 2019. Accordingly, the Company has recorded expense of $14,893 and $41,677 for the three and six months ended June 30, 2019, respectively, with respect to such awards which is included in the accompanying condensed consolidated financial statements. The Company has not yet executed RSU agreements with the employees.

The total amount of non-vested restricted units awarded as of June 30, 2019 is 488,722 shares. The weighted average grant-date fair value for the restricted stock awards is $0.25. The weighted average vesting period of the restricted stock awards is 2.0 years. As of June 30, 2019, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock awards was $125,227, which is expected to be recognized over a weighted average period of 1.5 years.

The Company recognizes stock compensation expense generally upon the grant date and over the period of vesting or period that services will be provided. Compensation associated with shares issued or to be issued to consultants and other non-employees is recognized over the expected service period beginning on the measurement date which is generally the time the Company and the service provider enter into a commitment whereby the Company agrees to grant shares in exchange for the services to be provided.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of June 30, 2019.

NOTE 11 – RELATED PARTY TRANSACTIONS

At the Closing, we entered into a Loan and Security Agreement with Energy Capital, a greater than 10% stockholder of the Company, pursuant to which Energy Capital agreed to lend an aggregate principal amount of up to $10 million, subject to specified conditions. For further details, see NOTES 8 and 12.

NOTE 12 – SUBSEQUENT EVENTS

Advances under Loan and Security Agreement

On July 12 and August 13, 2019, we drew down advances of $750,000 and $900,000, respectively, available under the Loan and Security Agreement with Energy Capital entered into on October 1, 2018 by the Company and Energy Capital (see NOTE 8 for further details of the terms). The advance proceeds will be utilized primarily for operating capital.

Extensions of Certain Loan Agreements, Financing Agreements and Promissory Notes

On August 7, 8 and 9, 2019, effective as of July 31, 2019, the Company and certain lenders entered into amendments to their respective debt agreements and promissory notes wherein one lender extended the maturity date on his loan to September 30, 2021, and the remaining lenders extended the maturity date of their loans to October 31, 2019. In addition to extending the maturity dates of those instruments to October 31, 2019, those lenders agreed that if the Company completes an equity offering of not less than $8,000,000 on or before the maturity date, at or at less than a specified offering price per security, the lenders shall extinguish their indebtedness in exchange for securities of the Company upon the same terms and conditions of the investors in such equity offering, provided Energy Capital participates in an extinguishment of all the indebtedness owed to it under the Loan Agreement in such equity offering.

Employee Severance

On August 7, 2019, the Company entered into Severance Agreements and General Release of Claims (the “Severance Agreements”) with certain members of the Company’s senior management (the “Senior Managers”). Pursuant to the Severance Agreements, the Senior Managers received accrued wages, accrued and unused paid-time off and other benefits due under employee benefit plans through the separation date.  Pursuant to the Severance Agreements, one Senior Manager will receive a derivative security to purchase 575,000 shares of common stock of the Company and the other Senior Manager will receive a derivative security to purchase 100,000 shares of common stock of the Company, which securities vest immediately subsequent to the next sale of common stock of the Company for gross proceeds of not less than $1 million in gross proceeds (the “Raise”) with an exercise price equal to the price per share of common stock in the Raise.  Additionally, each of the Senior Managers shall receive (i) $25,000 upon completion of the Raise and (ii) $50,000 upon the Company realizing from one or a series of transactions not less than $10 million in gross proceeds from the sale of common stock of the Company in addition to the Raise.  The Severance Agreements contain general releases on behalf of each of the Senior Managers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provide information which our management believes to be relevant to an assessment and understanding of the results of operations and financial condition of Ondas Holdings Inc. (“we” or the “Company”). This discussion should be read together with our condensed consolidated financial statements and the notes included therein, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2019, including the audited consolidated financial statements and notes included therein as of and for the year ended December 31, 2018. This discussion contains forward-looking statements that involve risks and uncertainties. For a description of factors that may cause our actual results to differ materially from those anticipated in these forward-looking statements, please refer to the below section of this Report titled “Cautionary Note Regarding Forward-Looking Statements.” The reported results will not necessarily reflect future results of operations or financial condition. Unless otherwise defined herein, all initially capitalized terms herein shall be as defined in our Annual Report on Form 10-K.

Overview

Ondas Holdings Inc. was originally incorporated in Nevada on December 22, 2014 under the name of Zev Ventures Incorporated (“Zev Ventures”). On September 28, 2018, we consummated a reverse acquisition transaction to acquire a privately held company, Ondas Networks Inc., and changed our name from “Zev Ventures Incorporated” to “Ondas Holdings Inc.” As a result, Ondas Networks Inc. (“Ondas Networks”) became our wholly owned subsidiary and we refer to this transaction as the “Acquisition.” In connection with the closing of the Acquisition, we discontinued the prior business of Zev Ventures as a reseller of sporting and concert tickets and our sole business became that of Ondas Networks.

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

In addition to selling our FullMAX solutions for dedicated private wide area networks, we offer a mission critical wireless service to industrial customers and municipalities in the form of a Managed Private Network. We currently have demonstration networks in the metropolitan New York area and in Northern California in association with a nationwide spectrum owner. We have deployed, with our spectrum associate, a FullMAX-powered network along the east coast covering the “Route 95 corridor” reaching from eastern Pennsylvania and southern New Jersey and the metropolitan New York network northward up to the metropolitan Boston area. In addition, we have recently deployed networks and are offering managed services in the state of Alaska and the Gulf of Mexico utilizing the 700 MHz licenses we acquired in the second quarter of 2019 and have established pilot customers in those regions. Collectively, these networks cover tens of thousands of square miles in some of the nation’s most strategic economic areas. When fully commercialized, this managed service will be priced on a monthly usage basis for our customers.

Our business consists of a single segment of products and services all of which are sold and provided in the United States and certain international markets.

Results of Operations

Three months ended June 30, 2019 compared to three months ended June 30, 2018

	Three Months Ended June 30,
	2019	2018	Increase (Decrease)
Revenue	$193,157	$16,444	$176,713
Cost of sales	50,646	11,141	39,505
Gross profit	142,511	5,303	137,208
Operating expenses:
General and administrative	1,223,443	398,482	824,961
Sales and marketing	1,685,241	390,020	1,295,221
Research and development	1,499,111	534,632	964,479
Total operating expense	4,407,795	1,323,134	3,084,661
Operating loss	(4,265,284)	(1,317,831)	2,947,453
Other expense	(835,344)	(512,062)	323,282
Net loss	(5,100,628)	(1,829,893)	3,270,735
Other comprehensive income	9,239	-	9,239
Comprehensive loss	$(5,091,389)	$(1,829,893)	$3,261,496

Revenue

Our revenue was $193,157 for the three months ended June 30, 2019 compared to $16,444 for the three months ended June 30, 2018. Revenues during the three months ended June 30, 2019 were primarily generated via small customer product deployments and maintenance/service contracts, which revenues during the same period in 2018 was solely generated via maintenance/service contracts.

Cost of sales

Our cost of sales was $50,646 for the three months ended June 30, 2019 compared to $11,141 for the three months ended June 30, 2018. The increase in cost of sales was a result of costs related to product deployments.

Gross profit

Our gross profit increased $137,208 for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 based on the changes in revenue and costs of sales as discussed above. Gross margin for the periods in 2019 and 2018 was 74% and 32%, respectively.

Operating Expenses

Our principal operating costs include the following items as a percentage of total expense.

	Three Months Ended June 30,
	2019	2018
Human resource costs, including benefits	49%	27%
Travel and entertainment	6%	5%
Other general and administration costs:
Professional fees and consulting expenses	28%	46%
Other expense	5%	6%
Depreciation and amortization	1%	-%
Other research and deployment costs, excluding human resources and travel and entertainment	6%	11%
Other sales and marketing costs, excluding human resources and travel and entertainment	5%	5%

As a direct result of (i) the Acquisition and (ii) the $14,100,000 provided by the loan and security agreements discussed herein and in NOTE 8 in the accompanying condensed consolidated financial statements, in mid-2018, the Company was able to launch its business expansion effort to open new markets for FullMAX and invest in product development programs, through significant increase in human resources costs and professional and consulting costs.

Operating expenses increased by $3,084,661, or 233% as a result of the following items:

(000s)
Human resource costs, including benefits	$1,802
Travel and entertainment	206
Other general and administration costs:
Professional fees and consulting costs	621
Other expense	153
Depreciation and amortization	31
Other research and deployment costs, excluding human resources and travel and entertainment	103
Other sales and marketing costs, excluding human resources and travel and entertainment	169
$3,085

Operating Loss

As a result of the foregoing, our operating loss increased $2,947,453, or 223%, to $4,265,284 for the three months ended June 30, 2019, compared with $1,317,831 for the three months ended June 30, 2018, primarily as a result of increases associated with administrative support and increased spending as we ramp up our sales and marketing and research and development efforts.

Other Expense

Other non-operating expense increased by $323,282, or 63%, to $835,344 for the three months ended June 30, 2019, compared with $512,062 for the three months ended June 30, 2018. For the three months ended June 30, 2018, we reported a change in fair value related to a derivative liability of $106,773. In September 2018, as part of the Acquisition, the convertible debt was converted into the Common Stock of the Company, and as a result a change in fair value was not reported for the three months ended June 30, 2019. This reduction of change in fair value was primarily offset by an increase in interest expense and write off of prepaid financing costs of $427,649.

Net Loss

As a result of the net effects of the foregoing, net loss increased $3,270,735, or 179%, to $5,100,628 for the three months ended June 30, 2019, compared with $1,829,893 for the three months ended June 30, 2018. Net loss per share of common stock, basic and diluted, was $(0.10) for the three months ended June 30, 2019 and June 30, 2018.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

	Six months ended June 30,		Increase
	2019	2018	(Decrease)
Revenue	$225,451	$45,826	$179,625
Cost of sales	55,948	12,109	43,839
Gross profit	169,503	33,717	135,786
Operating expenses:
General and administrative	2,838,173	563,842	2,274,331
Sales and marketing	3,554,212	527,201	3,027,011
Research and development	3,160,530	823,872	2,336,658
Total operating expense	9,552,915	1,914,915	7,638,000
Operating loss	(9,383,412)	(1,881,198)	7,502,214
Other income (expense)	(1,540,941)	(1,520,164)	20,777
Net loss	(10,924,353)	(3,401,362)	7,522,991
Other comprehensive income	13,900	-	13,900
Comprehensive loss	$(10,910,453)	$(3,401,362)	$7,509,091

Revenue

Our revenue was $225,451 for the six months ended June 30, 2019 compared to $45,826 for the six months ended June 30, 2018. Revenues during the six months ended June 30, 2019 were primarily generated via small customer product deployments and maintenance/service contracts, which revenues during the same period in 2018 was solely generated via maintenance/service contracts.

Cost of sales

Our cost of sales was $55,948 for the six months ended June 30, 2019 compared to $12,109 for the six months ended June 30, 2018. The increase in cost of sales was a result of costs related to product deployments.

Gross profit

Our gross profit increased $135,786 for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 based on the changes in revenue and costs of sales as discussed above. Gross margin for the periods in 2019 and 2018 was 75% and 74%, respectively.

Operating Expenses

Our principal operating costs include the following items as a percentage of total expense.

	Six Months Ended June 30,
	2019	2018
Human resource costs, including benefits	47%	28%
Travel and entertainment	5%	5%
Other general and administration costs:
Professional fees and consulting expenses	26%	46%
Other expense	10%	6%
Depreciation and amortization	1%	-%
Other research and deployment costs, excluding human resources and travel and entertainment	5%	11%
Other sales and marketing costs, excluding human resources and travel and entertainment	6%	4%

As a direct result of (i) the Acquisition and (ii) the $14,100,000 provided by the loan and security agreements discussed herein and in NOTE 8 in the accompanying condensed consolidated financial statements, in mid-2018, the Company was able to launch its business expansion effort to open new markets for FullMAX and invest in product development programs, through significant increase in human resources costs and professional and consulting costs.

Operating expenses increased by $7,638,000 (399%) as a result of the following items:

(000s)
Human resource costs, including benefits	$3,914
Travel and entertainment	408
Other general and administration costs:
Professional fees and consulting costs	1,619
Other expense	848
Depreciation and amortization	61
Other research and deployment costs, excluding human resources and travel and entertainment	293
Other sales and marketing costs, excluding human resources and travel and entertainment	495
$7,638

Operating Loss

As a result of the foregoing, our operating loss increased $7,502,214, or 399%, to $9,383,412 for the six months ended June 30, 2019, compared with $1,881,198 for the six months ended June 30, 2018, primarily as a result of increased spending as we ramp up our sales and marketing and research and development efforts and increases associated with administrative support.

Other Expense

Other non-operating expense increased by $20,777, or 1%, to $1,540,941 for the six months ended June 30, 2019, compared with $1,520,164 for the six months ended June 30, 2018. For the six months ended June 30, 2018, we reported a change in fair value related to a derivative liability of $975,902. In September 2018, as part of the Acquisition, the convertible debt was converted into the Common Stock of the Company, and as a result a change in fair value was not reported for the six months ended June 30, 2019. This reduction of change in fair value was primarily offset by an increase in interest expense and write off of prepaid financing costs of $995,843.

Net Loss

As a result of the net effects of the foregoing, net loss increased $7,522,991, or 221%, to $10,924,353 for the six months ended June 30, 2019, compared with $3,401,362 for the six months ended June 30, 2018. Net loss per share of common stock, basic and diluted, was $(0.22) for the six months ended June 30, 2019, compared with approximately $(0.16) for the six months ended June 30, 2018.

Summary of (Uses) and Sources of Cash

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$8,511,136	$(2,326,989)
Net cash used in investing activities	(321,217)	(82,469)
Net cash provided by financing activities	8,282,650	4,870,726
(Decrease) increase in cash	(549,703)	2,461,268
Effect of foreign currency transaction on cash	10,742	-
Cash and cash equivalents, beginning of period	1,129,863	456,018
Cash and cash equivalents, end of period	$590,902	$2,917,286

The principal use of cash in operating activities for the six months ended June 30, 2019 was to fund the Company’s current expenses primarily related to sales and marketing and research and development activities necessary to allow us to service and support a higher level of business activity as we expand into new industry and geographic markets. The increase in cash flows used in operating activities of $6,184,147 is primarily a result of the addition of personnel, both employees and third-party consulting services. The increase in cash flows used in investing activities of $238,748 is primarily a result of the purchase of two wireless spectrum licenses for $200,000. The increase in cash provided by financing activities of $3,411,924 is primarily a result of the loan and security agreements totaling $8,350,000 during the six months ended June 30, 2019 compared with $4,925,000, net of closing fees for the same period in 2018 (see NOTE 8 in the accompanying condensed consolidated financial statements for further details).

For a summary of our outstanding Notes Payable and Other Financing Agreements and Secured Promissory Note, see NOTES 7 and 8 in the accompanying condensed consolidated financial statements.

Liquidity and Capital Resources

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. At June 30, 2019, we had an accumulated deficit of approximately $43 million and short-term borrowings outstanding of approximately $4.1 million, all of which were due on July 31, 2019, and subsequently extended (See NOTE 7 for additional details). At June 30, 2019 we had long-term borrowings outstanding of approximately $18.8 million. As of June 30, 2019, we had cash and cash equivalents of approximately $0.6 million and a working capital deficit of approximately $7.4 million.

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

Our ability to generate revenue and achieve profitability depends on our completion of our second-generation products and commencing the manufacture, marketing and sales of those products. These activities, including our planned research and development efforts, will require significant uses of working capital through the end of 2019 and beyond. Based on our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated operating needs through September 30, 2019. We currently do not have sufficient funds to repay certain debt obligations totaling approximately $3.8 million upon maturity on October 31, 2019 and must secure additional equity or debt capital in order to repay those obligations. At the present time we have no commitments for any such funding and no assurance can be provided that we will be able to raise the needed funds on commercially acceptable terms or at all. These factors raise substantial doubt about our ability to continue as a going concern through August 14, 2020. The financial information contained in these financial statements have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and these financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. Information concerning our critical accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 19, 2019. There have been no significant changes in our critical accounting polies since the filing of the Form 10-K.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13 that eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The FASB developed the amendments to Accounting Standards Codification (“ASC”) 820 as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. We are currently evaluating the effect of this guidance on our disclosures.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, that relate to future events or to our future operations or financial performance. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about:

●	our plans to develop our FullMAX system of wireless base stations;
●	our plans to develop remote radios;
●	the adoption by our target industries of the new IEEE 802.16s standard for private cellular networks;
●	our future development priorities;
●	our estimates regarding the size of our potential target markets;
●	our expectations about the impact of new accounting standards;
●	our future operations, financial position, revenues, costs, expenses, uses of cash, capital requirements, our need for additional financing or the period for which our existing cash resources will be sufficient to meet our operating requirements; or
●	our strategies, prospects, plans, expectations, forecasts or objectives.

Words such as “believe,” “expect,” “anticipate,” “estimate,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” “scheduled” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement.  Actual results, level of activity, performance, experience or achievements may differ materially from those expressed or implied by any forward-looking statement as a result of various important factors, including our critical accounting policies and risks and uncertainties relating to:

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

These and other risks and uncertainties are described in greater detail under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 19, 2019. As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. We caution you not to place undue reliance on any forward-looking statement.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the deficiencies in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2018 continue to exist, and as such our disclosure control and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2019 for the following reasons: we have limited accounting staff and our Chief Executive Officer and Chief Financial Officer were responsible for initiating transactions, had custody of assets, recorded and reconciled transactions, and prepared our quarterly financial reports without the sufficient segregation of conflicting duties normally required for effective internal control.

As set forth below, management will take steps to remediate the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Report fairly present, in all material respects, our financial condition and results of operations as of and for the quarter ended June 30, 2019.

As set forth below, management will take steps to remediate the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Report fairly present, in all material respects, our financial condition and results of operations as of and for the three months ended June 30, 2019.

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

Changes in Internal Control

Other than the remediation plan set forth above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For information regarding known material risks that could affect our results of operations, financial condition and liquidity, please see the information under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 19, 2019, including the audited consolidated financial statements and notes included therein as of and for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None, other than those previously disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Name of Document

10.1	First Amendment to Loan and Security Agreement dated April 2, 2019 by and between Ondas Holdings Inc. and Energy Capital LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 3, 2019 (File No. 000-56004))
10.2	Amendment to Secured Promissory Note dated April 2, 2019 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 3, 2019 (File No. 000-56004))
10.3	Form of Amendment (incorporated herein by reference to Exhibit 10.0 to the Company’s Current Report on Form 8-K filed on April 4, 2019 (File No. 000-56004))
10.4	Secured Promissory Note for $1,000,000 issued to Energy Capital, LLC by Ondas Holdings Inc. dated April 11, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 16, 2019 (File No. 000-56004))
10.5	Secured Promissory Note for $900,000 issued to Energy Capital, LLC by Ondas Holdings Inc. dated April 24, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2019 (File No. 000-56004))
10.6	Form of Loan Extension Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 1, 2019 (File No. 000-56004))
10.7	Secured Promissory Note for $500,000 issued to Energy Capital, LLC by Ondas Holdings Inc. dated May 13, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 14, 2019 (File No. 000-56004))
10.8	Secured Promissory Note for $750,000 issued to Energy Capital, LLC by Ondas Holdings Inc. dated May 28, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 30, 2019 (File No. 000-56004))
10.9	Secured Promissory Note for $750,000 issued to Energy Capital, LLC by Ondas Holdings Inc. dated June 11, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 17, 2019 (File No. 000-56004))
10.10	First Amendment to Loan and Security Agreement dated as of June 18, 2019 by and between Ondas Holdings Inc. and Steward Capital Holdings, LP (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 18, 2019 (File No. 000-56004))
10.11	Amendment to Secured Promissory Notes dated June 18, 2019 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 18, 2019 (File No. 000-56004))
10.12	Form of Amendment (incorporated herein by reference to Exhibit 10.0 to the Company’s Current Report on Form 8-K filed June 27, 2019 (File No. 000-56004))
10.13	Form of Loan Extension Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 27, 2019 (File No. 000-56004))
10.14	Secured Promissory Note for $750,000 issued to Energy Capital, LLC by Ondas Holdings Inc. dated June 27, 2019 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 27, 2019 (File No. 000-56004))
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated August 14, 2019*
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated August 14, 2019*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated August 14, 2019**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated August 14, 2019**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

DATE: August 14, 2019

ONDAS HOLDINGS INC.

By:	/s/ Eric A. Brock
Eric A. Brock
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Stewart W. Kantor
Stewart W. Kantor
President and Chief Financial Officer
(Principal Financial and Accounting Officer)