Form 10-Q
period 2019-09-30
Ondas Holdings Inc.
filed 2019-11-14
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of shares outstanding of the issuer’s common stock as of November 14, 2019 was 58,894,485.

i

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,650,318	$1,129,863
Accounts receivable, net	75,166	30,440
Inventory, net	423,209	347,945
Operating lease right of use assets	337,000	-
Other current assets	526,857	533,481
Total current assets	6,012,550	2,041,729

Property and equipment, net	462,239	502,146

Other Assets:
Operating lease right of use assets, net of current	369,275	-
Licenses	200,000	-
Intangible assets, net	115,754	53,288
Lease deposits	56,002	49,376
Deferred offering costs	-	14,982
Total other assets	741,031	117,646

Total assets	$7,215,820	$2,661,521

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,754,042	$1,111,929
Operating lease liabilities	589,158	-
Accrued expenses and other current liabilities	2,966,018	2,188,271
Secured promissory note, net of debt discount of $18,410 and $72,038, respectively	10,272,264	10,063,208
Notes payable	-	3,882,868
Total current liabilities	16,581,482	17,246,276

Long-Term Liabilities:
Notes payable	539,921	300,000
Accrued interest	3,999	-
Operating lease liabilities, net of current	432,860	-
Total long-term liabilities	976,780	300,000

Total liabilities	17,558,262	17,546,276

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.0001: 10,000,000 shares authorized	-	-
Common stock - par value $0.0001; 350,000,000 shares authorized; 58,688,485 and 50,463,732 issued and outstanding, respectively	5,869	5,046
Additional paid in capital	38,168,991	17,491,734
Accumulated deficit	(48,509,547)	(32,381,535)
Other accumulated comprehensive loss	(7,755)	-
Total stockholders’ deficit	(10,342,442)	(14,884,755)

Total liabilities and stockholders’ deficit	$7,215,820	$2,661,521

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues, net	$88,132	$35,176	$313,583	$83,180
Cost of goods sold	15,185	6,427	71,133	14,985
Gross profit	72,947	28,749	242,450	68,195

Operating expenses:
General and administration	1,036,013	612,343	3,874,186	1,159,997
Sales and marketing	1,174,293	601,826	4,728,505	1,142,986
Research and development	1,250,736	887,039	4,411,266	1,718,869
Total operating expense	3,461,042	2,101,208	13,013,957	4,021,852

Operating loss	(3,388,095)	(2,072,459)	(12,771,507)	(3,953,657)

Other income (expense)
Interest expense	(615,518)	(1,618,834)	(1,891,802)	(2,169,906)
Impairment of deferred offering costs and financing costs associated with canceled financing efforts	(1,208,063)	-	(1,478,695)	-
Change in fair value of derivative liability	-	-		(975,902)
Gain on conversion of debt	-	(44,348)	-	(44,348)
Interest income	102	6,606	1,769	13,416
Other income	7,915	-	12,223	-
Total other income (expense)	(1,815,564)	(1,656,576)	(3,356,505)	(3,176,740)

Loss before provision for income taxes	(5,203,659)	(3,729,035)	(16,128,012)	(7,130,397)

Provision for income taxes	-	-	-	-

Net loss	$(5,203,659)	$(3,729,035)	$(16,128,012)	$(7,130,397)

Net loss per share - basic and diluted	$(0.10)	$(0.16)	$(0.32)	$(0.34)

Weighted average number of common shares outstanding, basic and diluted	50,542,841	24,033,664	50,554,113	21,135,819

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net loss	$(5,203,659)	$(3,729,035)	$(16,128,012)	$(7,130,397)

Other comprehensive income
Foreign currency translation loss	(21,655)	-	(7,755)	-

Comprehensive loss	$(5,225,314)	$(3,729,035)	$(16,135,767)	$(7,130,397)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

					Other
			Additional		Accumulated
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance, December 31, 2018	50,463,732	$5,046	$17,491,734	$(32,381,535)	$-	$(14,884,755)
Stock-based compensation	-	-	47,023	-	-	47,023
Comprehensive income	-	-	-	-	4,661	4,661
Net loss	-	-	-	(5,823,725)	-	(5,823,725)

Balance, March 31, 2019	50,463,732	5,046	17,538,757	(38,205,260)	4,661	(20,656,796)
Stock-based compensation	-	-	25,013	-	-	25,013
Comprehensive income	-	-	-	-	9,239	9,239
Net loss	-	-	-	(5,100,628)	-	(5,100,628)

Balance, June 30, 2019	50,463,732	5,046	17,563,770	(43,305,888)	13,900	(25,723,172)
Stock-based compensation	-	-	840,840	-	-	797,512
Shares issued in private placement, net of costs	2,426,000	243	5,268,090	-	-	5,268,333
Shares issued in exchange for debt	5,798,753	580	14,496,291			14,496,871
Comprehensive income	-	-	-	-	(21,655)	(21,655)
Net loss	-	-	-	(5,203,659)	-	(5,160,331)

Balance, September 30, 2019	58,688,485	$5,869	$38,168,991	$(48,509,547)	$(7,755)	$(10,342,442)

			Additional
	Common Stock		Paid in	Accumulated	Subscriptions
	Shares	Amount	Capital	Deficit	Receivable	Total
Balance, December 31, 2017	16,797,744	$1,679	$12,485,544	$(20,384,478)	$-	$(7,897,255)
Issuance of shares in private placement	6,648,586	665	4,031	-	-	4,696
Net loss	-	-	-	(1,571,469)	-	(1,571,469)

Balance, March 31, 2018	23,446,330	2,344	12,489,575	(21,955,947)	-	(9,464,028)
Issuance of shares in private placement				-	(3,326)	(3,326)
Net loss	-	-	-	(1,829,893)	-	(1,829,893)

Balance, June 30, 2018	23,446,330	2,344	12,489,575	(23,785,840)	(3,326)	(11,297,247)
Issuance of shares in private placement	-	-	-	-	1,368	1,368
Issuance of shares in debt conversion	2,017,402	202	4,002,816	-	-	4,003,018
Recovery of derivative liability	-	-	1,141,995	-	-	1,141,995
Purchase and retirement of common stock	(32,600,000)	(3,260)	-	-	-	(3,260)
Effect of merger and recapitalization pursuant to execution of Agreement and Plan of Merger and Reorganization	57,600,000	5,760	(18,313)	-	-	(12,553)
Net loss	-	-	-	(3,729,035)	-	(3,729,035)

Balance, September 30, 2018	50,463,732	$5,046	$17,616,073	$(27,514,875)	$(1,958)	$(9,895,714)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(16,128,012)	$(7,130,397)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	102,085	15,405
Allowance for doubtful accounts	-	(7,914)
Amortization of debt discount and deferred financing costs	53,628	145,123
Amortization of intangible assets	742	77
Amortization of right of use assets	38,867	-
Impairment of operating lease	259,926	-
Impairment of deferred offering and financing costs	270,632	-
Accreted interest	155,428	-
Stock-based compensation	912,876	-
Loss on conversion of debt	-	44,348
Change in fair value of derivative liability	-	975,902
Changes in operating assets and liabilities:
Accounts receivable	(44,726)	1,929
Inventory	(75,417)	(137,725)
Other current assets	(185,494)	(110,113)
Accounts payable	1,642,113	45,355
Accrued expenses and other current liabilities	1,663,868	1,515,384
Net cash flows used in operating activities	(11,333,484)	(4,642,626)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of licenses	(200,000)	-
Purchase of equipment	(72,030)	(134,833)
Patent costs	(63,208)	(35,947)
Deposits	(6,625)	(15,000)
Net cash flows used in investing activities	(341,863)	(185,780)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from secured promissory note	10,000,000	5,000,000
Payments for deferred offering costs	(67,350)	(75,000)
Proceeds from convertible notes payable	-	100,000
Proceeds from sale of common stock, net of costs	5,268,332	2,738
Advances from related parties	-	12,500
Repayment of advances from related party	-	(155,645)
Net cash flows provided by financing activities	15,200,982	4,884,593

(Decrease) increase in cash and cash equivalents	3,525,635	56,187
Effect of foreign currency translation on cash	(5,180)	-
Cash and cash equivalent, beginning of period	1,129,863	460,064
Cash and cash equivalents, end of period	$4,650,318	$516,251

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$921,605	$562,798
Cash paid for income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Debt exchanged for common stock	$14,496,871	$-
Accrued interest converted to debt	$230,565	$17,310
Subscriptions receivable	$-	$(1,958)
Derivative liability	$-	$1,141,995

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Also in connection with the Closing, (i) our sole director appointed additional individuals, who previously were members of the board of directors of Ondas Networks and its chief executive officer, to serve on our board of directors, and our board of directors subsequently appointed executive officers; (ii) the former holders of the Ondas Networks Shares executed lock-up agreements (the “Lock-Up Agreements”), which provide for an initial 12-month lock-up period followed by a subsequent 12-month limited sale period, commencing with the date of the Closing (Effective August 30, 2019, the Company entered into a First Amendment to Lock-Up Agreements (the “Amendment”) with stockholders owning an aggregate of 24,428,681 of the Ondas Shares, representing 41% of the Company’s currently outstanding shares of common stock. The Amendment revised the terms of the Lock-Up Agreements to extend the lock-up period an additional twelve months to September 28, 2020 and eliminated the 12-month limited sale period); (iii) we entered into a Common Stock Repurchase Agreement with Energy Capital, LLC, a current stockholder of the Company (“Energy Capital”), pursuant to which the entity sold an aggregate of 32.6 million Company Shares (the “Repurchase Shares”) to us at $0.0001 per share, for an aggregate consideration of $3,260, which Repurchase Shares were canceled and returned to our authorized but unissued shares; (iv) our board of directors approved, and our stockholders adopted, the 2018 Incentive Stock Plan (the “2018 Plan”) pursuant to which 10 million Company Shares have been reserved for issuance to employees, including officers, directors and consultants; and (v) we entered into a Loan and Security Agreement with Energy Capital, pursuant to which Energy Capital agreed to lend us an aggregate principal amount of up to $10 million, subject to specified conditions.

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

Liquidity

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. At September 30, 2019, we had an accumulated deficit of approximately $48.5 million. At September 30, 2019, we had short-term and long-term borrowings outstanding of approximately $10.3 million and $0.5 million, respectively. As of September 30, 2019, we had cash of approximately $4.7 million and a working capital deficit of approximately $10.6 million.

Our future capital requirements will depend upon many factors, including progress with developing, manufacturing and marketing our technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, our ability to establish collaborative arrangements, marketing activities and competing technological and market developments, including regulatory changes and overall economic conditions in our target markets. Our ability to generate revenue and achieve profitability depends on our completion of our second-generation products and commencing the manufacture, marketing and sales of those products. These activities, including our planned research and development efforts, will require significant uses of working capital through the end of 2019 and beyond. Based on our current operating plans, we believe that our existing cash at the time of this filing will be sufficient to meet our anticipated operating needs through December 2019.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-Q (“evaluation period”). As such, we have evaluated if cash on hand and cash generated through operating activities would be sufficient to sustain projected operating activities through November 14, 2020. We anticipate that our current resources, along with cash generated from operations and cash generated from a private placement in September and October 2019 (see NOTES 9 and 12 for further details), will not be sufficient to meet our cash requirements throughout the evaluation period, including funding anticipated losses and scheduled debt maturities. We expect to seek additional funds from a combination of dilutive and/or nondilutive financings in the future. Because such transactions have not been finalized, receipt of additional funding is not considered probable under current accounting standards. If we do not generate sufficient cash flows from operations and obtain sufficient funds when needed, we expect that we would scale back our operating plan by deferring or limiting some, or all, of our capital spending, reducing our spending on travel, and/or eliminating planned headcount additions, as well as other cost reductions to be determined. Because such contingency plans have not been finalized (the specifics would depend on the situation at the time), such actions also are not considered probable for purposes of current accounting standards. Because, under current accounting standards, neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support its cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or non-dilutive financings. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2018 Form 10-K and are updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, Ondas Networks and FS Partners, and our majority owned subsidiaries, Full Spectrum Holding and Ondas Network Limited. All significant inter-company accounts and transactions between these entities have been eliminated in these unaudited condensed consolidated financial statements.

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

Inventory

Inventories, which consist solely of equipment components, are stated at the lower of cost (first-in, first-out) or net realizable value, net of reserves for obsolete inventory. We continually analyze our slow-moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. As of September 30, 2019 and December 31, 2018, we determined that no such reserves were necessary.

Inventory consists of the following:

	September 30, 2019	December 31, 2018
Raw Material	$376,417	$307,947
Finished Goods	46,792	39,998
TOTAL INVENTORY	$423,209	$347,945

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At September 30, 2019 and December 31, 2018, we had no instruments requiring a fair value determination.

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the nine months ended September 30, 2019 and for the year ended December 31, 2018:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended September 30, 2019	Year ended December 31, 2018

Balance, beginning of period	$-	$(166,093)
Issuances of derivative liability	-	-
Reclassification to additional paid in capital	-	1,141,995
Change in fair value of derivative liability	-	(975,902)
Balance, end of period	$-	$-

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ deficit as a reduction of additional paid-in capital generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statement of operations. In accordance with this policy, for the three and nine months ended September 30, 2019, the Company expensed financing costs of $644,228 and $764,860, respectively.

Debt Issuance Costs

Debt issuance costs represent costs incurred for the issuance of debt. Once the associated debt instrument is issued, these costs would be recorded as a debt discount and amortized using the effective interest method over the term of the related debt instrument. Upon abandonment of a pending financing transaction, the related deferred financing costs are charged to interest expense. In accordance with this policy, in June 2019 the Company expensed $150,000 of deferred offering costs.

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the products or services promised within each contract and determines those that are performance obligations and assesses whether each promised product or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue. For the nine months ended September 30, 2019 and 2018, none of our contracts with customers included variable consideration.

Contracts that are modified to account for changes in contract specifications and requirements are assessed to determine if the modification either creates new or changes the existing enforceable rights and obligations. Generally, contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. For the nine months ended September 30, 2019 and 2018, there were no modifications to contract specifications.

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue

The following tables present our disaggregated revenues by Type of Revenue and Timing of Revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Type of Revenue
Product revenue	$61,182	$23,323	$212,905	$29,913
Service revenue	26,950	11,853	100,459	46,699
Other revenue	-	-	219	6,568
Total revenue	$88,132	$35,176	$313,583	$83,180

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Timing of Revenue
Revenue recognized point in time	$79,166	$28,310	$281,333	$44,356
Revenue recognized over time	8,966	6,866	32,250	38,824
Total revenue	$88,132	$35,176	$313,583	$83,180

Contract Assets and Liabilities

We recognize a receivable or contract asset when we perform a service or transfer a good in advance of receiving consideration. A receivable is recorded when our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. A contract asset is recorded when our right to consideration in exchange for good or services that we have transferred to a customer is conditional on something other than the passage of time. We did not have any contract assets recorded at September 30, 2019 or December 31, 2018.

We recognize a contract liability when we receive consideration, or if we have the unconditional right to receive consideration, in advance of satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. The table below details the activity in our contract liabilities during the nine months ended September 30, 2019, and the year ended December 31, 2018, and is included in other current liabilities in the Company’s unaudited condensed consolidated balance sheet.

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Balance at beginning of period	$20,631	$30,690
Additions	20,826	32,106
Transfer to revenue	(32,250)	(42,166)
Balance at end of period	$9,207	$20,631

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warranty Reserve

We provide a limited one-year assurance-type warranty on our software and hardware products. The assurance-type warranty covers defects in material and workmanship only. If a warranted software or hardware component is determined to be defective after being tested by the Company, the Company will repair, replace or refund the price of the covered hardware and/or software to the customer (not including any shipping, handling, delivery or installation charges). We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance-type warranties and has determined that the estimated outstanding warranty obligation at September 30, 2019 and December 31, 2018 are immaterial to the Company’s financial statements.

Accounting Standard Update 2016-02, Leases

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases primarily consisting of office space with remaining lease terms of 15 months to 44 months. Current facility leases include our offices in Sunnyvale, CA and Chengdu, Sichuan Province, People’s Republic of China. Lease costs were $445,148 for the nine months ended September 30, 2019. There was no sublease rental income for the nine months ended September 30, 2019.

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

Lease Costs

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Components of total lease costs:
Operating lease expense	$148,922	$445,148
Short-term lease costs (1)	11,122	38,626
Total lease costs	$160,044	$483,774

(1)	Represents short-term leases which are immaterial.

Lease Positions as of September 30, 2019

ROU lease assets and lease liabilities for our operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

As of September 30, 2019
Assets:
Operating lease assets, current	$337,000
Operating lease assets, net of current	369,275
Total lease assets	$706,275

Liabilities:
Operating lease liabilities, current	$589,158
Operating lease liabilities, net of current	432,860
Total lease liabilities	$1,022,018

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating lease	2.3
Weighted average discount rate – operating lease	14%

Cash Flows

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$340,044

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the unaudited condensed consolidated balance sheet as of September 30, 2019, for the following five years and thereafter are as follows:

Years ending December 31,
2019 (3 months)	$155,075
2020	645,248
2021	173,545
2022	116,392
2023	67,895
Total future minimum lease payments	1,158,155
Lease imputed interest	(136,137)
Total	$1,022,018

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

The following potentially dilutive securities for the nine months ended September 30, 2019 and 2018 have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	Nine months ended
	September 30, 2019	September 30, 2018
Warrants	5,466,057	-
Convertible debt	-	140,678
TOTAL	5,466,057	140,678

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Customers

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue.

The table below sets forth the Company’s customers that accounted for greater than 10% of its revenues for the three- and nine-month periods ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2019	2018	2019	2018
A	-	16%	44%	48%
B	-	55%	18%	33%
C	85%	-	36%	-
D	-	27%	-	12%

Customers C accounted for 100% of the Company’s accounts receivable balance at September 30, 2019.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The amendments in ASU 2018-07 expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company has elected to early adopt ASU 2018-07. The adoption of this pronouncement had no impact on our accompanying condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases. This guidance requires lessees to record most leases on their balance sheets while recognizing expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard is effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. In July 2018, the FASB amended the new leases standard and issued ASU 2018-11, Leases, (Topic 842): Targeted Improvements to give entities another option for transition and to provide lessors with a practical expedient. We adopted ASU 2016-02 on January 1, 2019 utilizing the alternative transition method allowed for under ASU 2018-11. Comparative financial information was not adjusted and will continue to be reported under ASC 840. We also elected the transition relief package of practical expedients and as a result we did not assess (1) whether existing or expired contracts contain leases, (2) lease classification for any existing or expired leases, and (3) whether lease origination costs qualified as initial direct costs. We elected the short-term lease practical expedient by establishing an accounting policy to exclude leases with a term of 12 months or less. We elected not to separate lease components from non-lease components for our specified asset classes. Additionally, the adoption of the new standard resulted in increased disclosure requirements in our quarterly and annual filings.

Reclassification

Certain amounts reported in prior years in the financial statements have been reclassified to conform to the current year’s presentation.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 –OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2019	December 31, 2018

Prepaid insurance	$177,926	$102,743
Advances for raw material purchases	175,600	-
Other prepaid expenses	122,924	40,654
Deposits	28,115	31,965
Prepaid marketing costs	22,013	125,525
Miscellaneous receivables	279	44,294
Prepaid financing costs	-	188,300
TOTAL OTHER CURRENT ASSETS	$526,857	$533,481

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2019	December 31, 2018
Leasehold improvements	$254,990	$256,920
Vehicle	149,916	143,560
Furniture and fixtures	133,540	132,088
Computer Equipment	118,143	87,087
Software	61,287	61,287
Test Equipment	25,244	-
	743,120	680,942
Less: accumulated depreciation	(280,881)	(178,796)
TOTAL PROPERTY AND EQUIPMENT	$462,239	$502,146

Depreciation expense for the three and nine months ended September 30, 2019 was $34,403 and $102,085, respectively. Depreciation expense for the three and nine months ended September 30, 2018 was $7,874 and $15,405, respectively.

NOTE 5 – INTANGIBLE ASSETS

Our intangible assets include patent costs totaling $116,690 less amortization of patent costs of $936 at September 30, 2019. Our intangible assets include patent costs totaling $53,482 less amortization of patent costs of $194 at December 31, 2018.

Estimated amortization expense for the next five years for the patent cost currently being amortized is as follows:

Year Ending December 31,	Estimated Amortization
2019 (3 months)	$313
2020	$1,252
2021	$1,252
2022	$1,252
2023	$1,252

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30, 2019	December 31, 2018
Accrued payroll and other benefits	$2,533,294	$1,659,577
Accrued interest	254,550	138,605
D&O insurance financing payable	84,150	52,530
Accrued professional fees	47,859	126,384
Accrued rent and facilities costs	34,956	160,544
Deferred revenue	9,207	20,631
Other accrued expenses	2,002	-
Accrued travel and entertainment	-	30,000
TOTAL ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES	$2,966,018	$2,188,271

NOTE 7 – NOTES PAYABLE AND OTHER FINANCING AGREEMENTS

July 31, 2019 Amendment

On August 7, 8 and 9, 2019, effective as of July 31, 2019, the Company and certain lenders entered into amendments to their respective debt agreements and promissory notes (the “July 31, 2019 Amendment”) wherein one lender extended the maturity date on its loan to September 30, 2021 (the “September 2021 Extended Lender”) (described more fully below), and the remaining lenders extended the maturity date of their loans to October 31, 2019. In addition to extending the maturity dates of the instruments to October 31, 2019, the lenders agreed that if the Company completes an equity offering of not less than $8,000,000 (subsequently reduced to $5,000,000 effective on September 6, 2019) on or before the maturity date, at or at less than a specified offering price per security, the lenders shall extinguish their indebtedness in exchange for securities of the Company upon the same terms and conditions of the investors in such equity offering, provided Energy Capital LLC (“Energy Capital”) participates in an extinguishment of all the indebtedness owed to it under the Energy Capital Loan and Security Agreement (See NOTE 8 for further details) in such equity offering.

On September 27, 2019, Ondas Holdings entered into a security purchase agreement with certain purchasers which provided for the sale of up to $12,500,000 of Units (a Unit consist of one share of common stock of the Company and one half of one warrant to purchase common stock of the Company). See NOTE 9 for further details. Participation by certain lenders is detailed below.

Loan Agreements

In October 2007, Ondas Networks entered into a 6% per annum loan agreement, as amended, with a lender in the amount of $550,000 in connection with the issuance of common stock of Ondas Networks (the “October 2007 Loan”); however, the October 2007 Loan was not memorialized. The October 2007 Loan has been amended several times through June 30, 2019 (the “Amended October 2007 Loan”). Effective July 31, 2019, Ondas Networks further amended the Amended October 2007 Loan, as described above under the July 31, 2019 Amendment. On September 27, 2019, the lender exchanged $610,346 of principal and interest for 244,139 Units (as described above and in NOTE 9). Pursuant to the terms of the July 31, 2019 Amendment, the outstanding principal and interest at September 27, 2019 was extinguished. The outstanding principal balance of the Amended October 2007 Loan at December 31, 2018 was $567,310.

On December 31, 2013, Ondas Networks entered into a 10% per annum Promissory Note, as amended, with a lender in the amount of $250,000, of which $25,000 was repaid in February 2015 (the “December 2013 Note”). The original maturity of the December 2013 Note was December 31, 2014. On November 1, 2014, Ondas Networks entered into a Loan Agreement, as amended, with the Lender in the amount of $210,000. (the “November 2014 Loan”). The original maturity of the November 2014 Loan was March 16, 2015. The December 2013 Note and the November 2014 Loan have been amended several times and a portion of each note has been assigned through June 30, 2019 (the “Amended December 2013 Note” and Amended November 2014 Loan”, respectively). Effective July 31, 2019, Ondas Networks further amended the Amended December 2013 Note and Amended November 2014 Loan, as described above under the July 31, 2019 Amendment. On September 27, 2019, the lenders exchanged $586,181 of principal and interest for 234,473 Units (as described above and in NOTE 9). Pursuant to the terms of the July 31, 2019 Amendment the outstanding principal and interest at September 27, 2019 was extinguished. The outstanding principal balance of the Amended December 2013 Note and the Amended November 2014 Loan was $311,865 and $274,316, respectively.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 1, 2015, Ondas Networks entered into a 10% per annum Loan Agreement, as amended, with two individuals in the amount of $50,000 (the “April 2015 Note”). The original maturity of the April 2015 Note was July 1, 2015. The April 2015 Note has been amended several times through June 30, 2019 (the “Amended April 2015 Note”). Effective July 31, 2019, Ondas Networks further amended the Amended April 2015 Note, as described above under the July 31, 2019 Amendment. On September 27, 2019, the lender exchanged $71,556 of principal and interest for 28,623 Units (as described above and in NOTE 9). Pursuant to the terms of the July 31, 2019 Amendment the outstanding principal and interest at September 27, 2019 was extinguished. The outstanding principal balance of the April 2015 Note at December 31, 2018 was $66,511.

Financing Agreement

On November 3, 2016, Ondas Networks entered into a Purchase Order Financing Agreement with an accompanying 20% per annum Promissory Note, as amended, with an individual in the amount of $250,000 (the “November 2016 Note”). The original maturity of the November 2016 Note was the earlier of the payment of the purchase order for which the loan was advanced or 180 days after issuance. On December 20, 2016, Ondas Networks entered into a second Purchase Order Financing Agreement with an accompanying 10% per annum Promissory Note, as amended, with the same individual in the amount of $100,000 (the “December 2016 Note”). The original maturity of the December 2016 Note was the earlier of the payment of the purchase order for which the loan was advanced or 180 days after issuance. The November 2016 Note and the December 2016 Note have been amended several times through June 30, 2019 (the “Amended November 2016 Note” and Amended December 2016 Note”, respectively). Effective July 31, 2019, Ondas Networks further amended the Amended November and Amended December 2016 Notes, as described above under the July 31, 2019 Amendment. On September 27, 2019, the lender exchanged $433,131 of principal and interest for 173,252 Units (as described above and in NOTE 9). Pursuant to the terms of the July 31, 2019 Amendment, the outstanding principal and interest at September 27, 2019 was extinguished. The outstanding principal balance of the Amended November 2016 and Amended December 2016 Notes at December 31, 2018 was $319,530 and $113,601, respectively.

On February 28, 2014, Ondas Networks entered into a Purchase Order Financing Agreement (the “Financing Agreement”) with a lender. Interest on the Financing Agreement accrued at 30% per annum for the first 104 days and at 51% per annum thereafter. Between June 2014 and January 2015, Ondas Networks received an aggregate of $660,000 of which $285,000 was repaid. The Financing Agreement has been amended several times through June 30, 2019 (the “Amended Financing Agreement”). Effective July 31, 2019, Ondas Networks further amended the Amended Financing Agreement, as described above under the July 31, 2019 Amendment. On September 27, 2019, the lender exchanged $1,030,593 of principal and interest for 412,238 Units (as described above and in NOTE 9). Pursuant to the terms of the July 31, 2019 Amendment, the outstanding principal and interest at September 27, 2019 was extinguished. The outstanding principal balance of the Amended Financing Agreement at December 31, 2018 was $957,925.

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

In December 2015, pursuant to the terms of security purchase agreements entered into in connection with the Private Placement, Ondas Networks completed the sale of an aggregate of $325,000 in Private Placement Notes to Private Placement Noteholders, of which $25,000 was repaid during 2017, and issued them Private Placement Warrants to purchase an aggregate of 81,250 shares of common stock of Ondas Networks, with a term of ten years, at an exercise price of $2.00 and a fair value of $63,398. Between February and July 2016, pursuant to the terms of security purchase agreements, Ondas Networks completed the sale of an aggregate of $925,000 in Private Placement Notes to Private Placement Noteholders and issued them Private Placement Warrants to purchase an aggregate of 231,250 shares of Ondas Networks common stock, with a term of ten years, at an exercise price of $2.00 and a fair value of $168,678. As of January 1, 2018, the Private Placement Warrants for the 312,500 shares of Ondas Networks common stock were surrendered to Ondas Networks in exchange for participation in a private placement of Ondas Networks’ shares dated April 13, 2018.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Private Placement Notes have been amended several times through June 30, 2019 (the “Amended Private Placement Notes”). Effective July 31, 2019, Ondas Networks further amended the Amended Private Placement Notes, wherein (i) the September 2021 Extended Lender agreed to transfer all accrued and unpaid interest through July 31, 2019 in the amount of $1,983 to principal, to extend the maturity date to September 30, 2021, and to accrue interest from the date of the extension to the maturity date and (ii) all other lender agreements were amended as described above under the July 31, 2019 Amendment. On September 27, 2019, the lenders, excluding the September 2021 Extended Lender, exchanged $1,201,960 of principal and interest for 480,786 Units (as described above and in NOTE 9). Pursuant to the terms of the July 31, 2019 Amendment, the outstanding principal and interest at September 27, 2019 was extinguished. The aggregate outstanding principal balance of the Amended Private Placement Notes at September 30, 2019 and December 31, 2018 was $239,674 and $1,343,682, respectively.

Convertible Promissory Notes

During 2017, Ondas Networks and certain entities and individuals entered into convertible promissory notes defined herein as (i) notes with mutual conversion preferences (“Group 1 Notes”) and (ii) notes with unilateral conversion preferences (“Group 2 Notes”).

On July 11, 2018, the Ondas Networks board of directors, approved certain changes to the outstanding convertible promissory notes. The action approved changes to the Group 2 Notes to match the Group 1 Notes and authorized the issuance of a Security Holder Consent Agreement wherein each holder of a Group 2 Note would agree to the change. The changes modified the conversion option for the Group 2 Notes which resulted in a loss on extinguishment of debt in the amount of $44,348 and caused the derivative liability related to the Group 2 Notes to cease to exist and be classified as additional paid in capital at its fair value on July 11, 2018 in the amount of $1,141,995.

On September 28, 2018, in conjunction with the Merger Agreement discussed in NOTE 1, the holders of Group 1 Notes and all but one holder of Group 2 Notes converted their outstanding convertible promissory notes into an aggregate of 2,017,416 Company Shares. At both September 30, 2019 and December 31, 2018, the total outstanding balance of the remaining convertible promissory note (the “Note”) was $300,000. The maturity date of the Note is based on the payment of 0.6% of quarterly gross revenue until 1.5 times the amount of the Note is paid. On September 27, 2019, the holder of the Note was granted a warrant to purchase 140,678 shares of common stock of the Company. The fair value of this warrant was recorded as financing costs on the accompanying condensed consolidated financial statements. See NOTE 9 for further details.

Notes payable and other financing consists of:

	September 30, 2019	December 31, 2018
Short Term:
Loan Agreements	$-	$1,178,670
Financing Agreement	-	1,360,516
Promissory Notes	-	1,343,682
	$-	$3,882,868

Long Term:
Promissory Note	$239,921	$-
Convertible Promissory Note	300,000	300,000
	$539,921	$300,000

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

On June 18, 2019, the Company and Steward Capital entered into a letter of agreement to amend the Loan and Security Agreement (the “First Amendment”) to (i) extend and amend the Maturity Date, as defined in Section 1.1 of the Agreement, to read in its entirety “means September 9, 2020”; (ii) waive the repayment requirement to Steward Capital under Section 2.3 of the Agreement, in connection with the then proposed public offering of the Company as described in the Company’s Registration Statement on Form S-1, as amended, originally filed on April 12, 2019, and (iii) waive the restriction by Steward Capital on the prepayment of Indebtedness under Section 7.4 of the Agreement. In connection with the waivers, extension and amendment, the Company agreed to pay to Steward Capital, upon the earlier of (a) the completion of the public offering as set forth in Section 2.3 of the Agreement and (b) ten (10) days following the Company’s receipt of Steward’s written demand therefor, a fee equal to three percent (3%) of the current outstanding principal balance of the Loan (as defined in the Agreement), neither of which have occurred at the time of this filing. The Company concluded that the modifications created by the First Amendment resulted in a troubled debt restructuring under Accounting Standard Update—Debt (Topic 470) and it was determined that a concession was granted by Steward Capital. However, as the future payments to be made subsequent to the modification are greater than the carrying value at the time of the modification, no gain was required to be recognized on the restructuring. As the difference between the effective interest rate method and the straight-line method is deemed immaterial, the Company will continue to amortize the deferred loan costs using the straight-line method over the remaining term of the Loan.

The Agreement also contains covenants which included certain restrictions with respect to subsequent indebtedness, liens, loans and investments, asset sales and share repurchases and other restricted payments, subject to certain exceptions. The Agreement also contained financial reporting obligations. An event of default under the Agreement includes, but is not limited to, breach of covenants, insolvency, and occurrence of any default under any agreement or obligation of the Company. In addition, the Agreement contained a customary material adverse effect clause which states that in the event of a material adverse effect, an event of default would occur, and the lender has the option to accelerate and demand payment of all or any part of the loan. A material adverse effect is defined in the Agreement as a material change in our business, operations, properties, assets or financial condition or a material impairment of its ability to perform all obligations under its Agreement.

As of September 30, 2019, the principal balance was $10,000,000, net of debt discount of $18,410 and accreted cost of $290,674

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Energy Capital, LLC

On October 1, 2018, we entered into a loan and security agreement (the “Loan and Security Agreement”) with Energy Capital, LLC (“Energy Capital”) wherein Energy Capital made available to us an aggregate principal amount of up to $10,000,000 (the “Loan”). Between January 29 and August 13, 2019, the Company and Energy Capital entered into a series of secured term promissory notes (the “Promissory Notes”) for an aggregate of $10,000,000. The advance proceeds were utilized primarily for operating capital and inventory. The principal amount outstanding under the Promissory Notes bear interest at a per annum rate equal to the greater of (a) 11.25% or (b) 11.25% plus the Prime Rate (as published by the Wall Street Journal (National Edition)), less 3.25%. The Promissory Notes contain customary events of default and affirmative and negative covenants for transactions of this nature. Upon an event of default, Energy Capital has the right to require the Company to prepay the outstanding principal amount of the Promissory Notes plus all accrued and unpaid interest. All amounts outstanding under the Promissory Notes are secured by a lien on the Company’s assets, subject to terms of outstanding debt obligations, and become due and payable on the earlier to occur of September 30, 2019 or the completion by the Company of a capital raise with minimum proceeds to the Company of $20 million. On April 2, 2019, the Company and Energy Capital entered into a First Amendment to Loan and Security Agreement (the “First Amendment”) to (i) amend the notice provisions of an Advance Request under the Loan Agreement from at least five (5) business days to at least one (1) business day before the Advance Date, (ii) increase the amount of the Advance from up to $1,000,000 a month to up to $1,500,000 a month, and (iii) change the definition of the term Maturity Date from the earlier of September 30, 2019 or 10 business days following the date of an Underwritten Public Offering to September 30, 2020. The Promissory Notes, with an aggregate of $10,563,104 principal and interest outstanding, were converted into 4,225,242 Units, and the debt owed under the Promissory Notes was extinguished. As a result, the Promissory Notes terminated pursuant to their terms.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

At September 30, 2019, the Company had 10,000,000 shares of Preferred Stock, par value $0.0001, authorized for issuance, of which no shares of preferred stock were issued or outstanding.

Common Stock

At September 30, 2019, the Company had 350,000,000 shares of Common Stock, par value $0.0001 (the “Common Stock”) authorized for issuance, of which 58,688,485 shares of our Common Stock were issued and outstanding.

Securities Purchase Agreement

On September 27, 2019, Ondas Holdings entered into a securities purchase agreement (the “Purchase Agreement”) with certain purchasers (the “Investors”), which provided for the sale of up to $12,500,000 of Units (including an over-allotment option exercisable by the placement agent for the Company to sell up to an additional $2,500,000 of Units) at a cash purchase price of $2.50 per Unit (the “Offering”). Each Unit consists of one share of Common Stock and one-half of one warrant to purchase one share of Common Stock at an exercise price of $3.25 per share for a period commencing six months and ending 36 months after the closing date (the “Investor Warrants”).

On September 27, 2019 (the “Initial Closing Date”), pursuant to the Purchase Agreement, the Company issued an aggregate of 2,426,000 Units to the Investors (the “Initial Closing”). In connection with the Initial Closing, Eric Brock, the Company’s Chief Executive Officer, purchased 400,000 Units. The aggregate gross proceeds to the Company from the Initial Closing was $6,065,000. After payment of placement agent cash fees (as described below) and Offering expenses, the net proceeds to the Company from the Initial Closing was approximately $5,268,000.

Pursuant to the Purchase Agreement, the Company has agreed to indemnify the Investors for liabilities arising out of or relating to (i) any breach of any of the representations, warranties, covenants or agreements made by the Company or its subsidiary in the Purchase Agreement or related documents or (ii) any action instituted against an Investor with respect to the Offering, subject to certain exceptions. The Purchase Agreement also contains customary representations and warranties and covenants of the Company and was subject to customary closing conditions.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, on the Initial Closing Date, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company agreed to register for resale by the Investors the shares of Common Stock and the shares of Common Stock issuable upon exercise of the Investor Warrants purchased by the Investors pursuant to the Purchase Agreement. The Company previously committed to file the registration statement no later than October 27, 2019, however it now expects to file the registration statement before the end of November 2019. The Registration Rights Agreement provides for liquidated damages upon the occurrence of certain events, including the Company’s failure to file the registration statement by the deadline set forth above. The amount of liquidated damages payable to an Investor would be 1.0% of the aggregate amount invested by such Investor for each 30-day period, or pro rata portion thereof, during which the default continues. Also, in connection with the Offering, the Company’s executive officers and directors entered into lock-up agreements with the Placement Agent (as defined below) that restrict their ability to sell or transfer their shares for a period of 180 days after the Initial Closing Date (the “Lock-Up Agreement”).

National Securities Corporation, a wholly owned subsidiary of National Holdings, Inc., acted as placement agent (the “Placement Agent”) in the Offering. On the Initial Closing Date, the Placement Agent received an aggregate cash fee of $606,500, or 10.0% of the gross proceeds raised in connection with the Initial Closing, reimbursement of transaction expenses of $40,000, and warrants to purchase an aggregate of 242,600 shares of Common Stock at an exercise price equal to $3.25 per share (the “Placement Agent Warrants”). The Placement Agent Warrants are exercisable for a period commencing six months and ending 36 months after the Initial Closing Date.

The Units were offered and sold exclusively to accredited investors, and the Placement Agent Warrants were offered and sold to the Placement Agent, in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), as a transaction not involving a public offering, pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Investors and the Placement Agent represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates, Investor Warrants and Placement Agent Warrants issued in the transaction. The offer and sale of the securities were made without any general solicitation or advertising.

Conversion of Notes Payable and Other Financing Agreements

In connection with the Initial Closing, on the Initial Closing Date, the notes payable and other financing agreements (the “Debt Obligations”) (see NOTE 7 for further details), with an aggregate of $3,933,767 principal and interest outstanding, were converted into an aggregate of 1,573,511 Units.

Conversion of Loan and Security Agreement with Energy Capital, LLC

In connection with the Initial Closing, on the Initial Closing Date, the Loan and Security Agreement by and between the Company and Energy Capital, a greater than five percent stockholder of the Company, with an aggregate of $10,563,104 principal and interest outstanding, was converted into of 4,225,242 Units.

Warrants to Purchase Common Stock

We use the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) to determine the fair value of warrants to purchase Common Stock of the Company (“Warrants”). The Black-Scholes Model is an acceptable model in accordance with the GAAP. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average term of the Warrant.

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the Warrants. Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the award. Our estimated volatility is an average of the historical volatility of peer entities whose stock prices were publicly available over a period equal to the expected life of the awards. We used the historical volatility of peer entities due to the lack of sufficient historical data of our stock price.

As of September 30, 2019, we had Warrants outstanding to purchase an aggregate of 5,466,057 shares of Common Stock with a weighted-average contractual remaining life of approximately 3.05 years, and exercise prices ranging from $0.01 to $3.25 per share, resulting in a weighted average exercise price of $3.17 per share. At September 30, 2019, no warrants were exercised.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 27, 2019, we granted an aggregate of 5,325,379 3-year Warrants to participants in our Securities Purchase Agreement (see above for further details). The Warrants vested on the date of the grant and had a grant date fair value of $0.46 per share. Also, on September 27, 2019, we granted a Warrant to an individual lender for the purchase of an aggregate of 140,678 shares of Common Stock (see NOTE 7 for further details). The Warrant vested on the date of the grant, expires on September 26, 2024 and has a grant date fair value of $2.49 per share.

The assumptions used in the Black-Scholes Model are set forth in the table below.

Stock price	$2.50
Risk-free interest rate	1.56-15.8%
Volatility	38.05-40.55%
Expected life in years	3-5
Dividend yield	0.00%

Equity Incentive Plan

In connection with the Closing, our board of directors (the “Board”) approved, and our stockholders adopted, the 2018 Equity Incentive Plan (the “2018 Plan”) pursuant to which 10 million shares of our Common Stock has been reserved for issuance to employees, including officers, directors and consultants. The 2018 Plan shall be administered by the Board, provided however, that the Board may delegate such administration to the compensation committee (the “Committee”). Subject to the provisions of the 2018 Plan, the Board and/or the Committee shall have authority to grant, in its discretion, incentive stock options, or non-statutory options, stock awards or restricted stock purchase offers (“Equity Awards”).

In August 2019, pursuant to the terms of Severance Agreements, 675,000 incentive stock options with deferred distribution were promised to two former employees of the Company pursuant to the 2018 Plan (both employees participated in the restricted stock purchase offers (“RSUs”) discussed below). For the three and nine months ended September 30, 2019, $465,312 in related stock compensation expense has been recorded and is included in the accompanying condensed consolidated financial statements.

During 2018, the Company entered into an agreement where 378,478 RSUs with deferred distribution were promised to a consultant for the Company pursuant to the 2018 Plan. For the three and nine months ended September 30, 2019, $10,119 and $40,478, respectively, in related stock compensation expense has been recorded and is included in the accompanying condensed consolidated financial statements. The Company has not yet executed the RSU agreement with the consultant. Also during 2018, the Company entered into agreements where an aggregate of 408,478 RSUs pursuant to the 2018 Plan were promised to employees for services provided during 2019. Accordingly, the Company has recorded expense of $15,056 and $56,733 for the three and nine months ended September 30, 2019, respectively, with respect to such awards which is included in the accompanying condensed consolidated financial statements. The Company has not yet executed RSU agreements with the employees.

The total amount of non-vested restricted units awarded as of September 30, 2019 is 393,478 shares. The weighted average grant-date fair value for the restricted stock awards is $0.25. The weighted average vesting period of the restricted stock awards is 2.0 years. As of September 30, 2019, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock awards was $100,048, which is expected to be recognized over a weighted average period of one year.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of September 30, 2019.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTY TRANSACTIONS

At the Closing, we entered into a Loan and Security Agreement with Energy Capital, a greater than 10% stockholder of the Company, pursuant to which Energy Capital loaned the Company an aggregate principal amount of $10 million (see NOTE 8 for further details). The Promissory Notes, with an aggregate of $10,563,104 principal and interest outstanding, were converted into 4,225,242 Units in the aforementioned Purchase Agreement (see NOTE 9 for further details), and the debt owed under the Promissory Notes was extinguished. Also in connection with the Purchase Agreement, Eric Brock, the Company’s Chief Executive Officer, purchased 400,000 Units totaling $1,000,000.

NOTE 12 – SUBSEQUENT EVENTS

Modification to Steward Capital Loan and Security Agreement

On October 28, 2019, Ondas Networks Inc. f/k/a Full Spectrum Inc. (“Ondas Networks”), the wholly owned subsidiary of Ondas Holdings Inc., (the “Company”), and Steward Capital Holdings, LP (“Steward Capital”) entered into a letter of agreement to amend the Loan and Security Agreement (the “Second Amendment”) entered into between the parties on March 9, 2018, as amended (the “Agreement”), to (i) extend and amend the due date for all accrued and unpaid interest starting September 2, 2019 to the Maturity Date (September 9, 2020) and (ii) extend and amend the due date for the 3% fee payable to Steward Capital in connection with the amendment and waiver dated June 2019 to be payable on the Maturity Date. In connection with the extensions and amendments, the Company agreed to issue to Steward Capital, on or before December 1, 2019, 120,000 shares of the Company’s common stock.

The shares will be issued to Steward Capital, in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), as a transaction not involving a public offering, pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Second Closing under Securities Purchase Agreement

On October 30, 2019 (the “Second Closing Date”), pursuant to the Purchase Agreement, the Company issued an aggregate of 206,000 Units to the Investors (the “Second Closing”). The aggregate gross proceeds to the Company from the Second Closing was $515,000. After payment of placement agent cash fees, the net proceeds to the Company from the Second Closing was approximately $464,000.

The Units were offered and sold exclusively to accredited investors, and the Placement Agent Warrants were offered and sold to the Placement Agent, in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), as a transaction not involving a public offering, pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Investors and the Placement Agent represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates, Investor Warrants and Placement Agent Warrants issued in the transaction. The offer and sale of the securities were made without any general solicitation or advertising.

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

Results of Operations

Three months ended September 30, 2019 compared to three months ended September 30, 2018

	Three Months Ended September 30,
	2019	2018	Increase (Decrease)
Revenue	$88,132	$35,176	$52,956
Cost of goods sold	15,185	6,427	8,758
Gross profit	72,947	28,749	44,198
Operating expenses:
General and administrative	1,036,013	612,343	423,670
Sales and marketing	1,174,293	601,826	572,467
Research and development	1,250,736	887,039	363,697
Total operating expense	3,461,042	2,101,208	1,359,834
Operating loss	(3,388,095)	(2,072,459)	1,315,636
Other income (expense)	(1,815,564)	(1,656,576)	158,988
Net loss	(5,203,659)	(3,729,035)	1,474,624
Other comprehensive loss	(21,655)	-	21,655
Comprehensive loss	$(5,225,314)	$(3,729,035)	$1,496,279

Revenues

Our revenues were $88,132 for the three months ended September 30, 2019 compared to $35,176 for the three months ended September 30, 2018. Revenues during the three months ended September 30, 2019 included $61,182 for product and $26,950 for maintenance/service contracts. Revenues during the same period in 2018 included $23,323 for products and $11,853 for maintenance/service contracts.

Cost of goods sold

Our cost of sales was $15,185 for the three months ended September 30, 2019 compared to $6,427 for the three months ended September 30, 2018. The increase in cost of sales was a result of costs related to product deployments.

Gross profit

Our gross profit increased by $44,198 for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 based on the changes in revenues and costs of sales as discussed above. Gross margin for the periods in 2019 and 2018 was 83% and 82%, respectively.

Operating Expenses

Our principal operating costs include the following items as a percentage of total expense.

	Three Months Ended September 30,
	2019	2018
Human resource costs, including benefits	46%	36%
Travel and entertainment	3%	4%
Other general and administration costs:
Professional fees and consulting expenses	31%	40%
Other expense	10%	8%
Depreciation and amortization	1%	-%
Other research and deployment costs, excluding human resources and travel and entertainment	6%	6%
Other sales and marketing costs, excluding human resources and travel and entertainment	3%	6%

As a direct result of (i) the Acquisition and (ii) the $20,000,000 provided by the loan and security agreements discussed herein and in NOTE 8 in the accompanying condensed consolidated financial statements, in mid-2018, the Company was able to launch its business expansion effort to open new markets for FullMAX and invest in product development programs, through significant increases in human resources costs and professional and consulting costs.

Operating expenses increased by $1,359,834, or 65% as a result of the following items:

(000s)
Human resource costs, including benefits	$840
Travel and entertainment	15
Other general and administration costs:
Professional fees and consulting costs	234
Other expense	186
Depreciation and amortization	29
Other research and deployment costs, excluding human resources and travel and entertainment	71
Other sales and marketing costs, excluding human resources and travel and entertainment	(15)
$1,360

Operating Loss

As a result of the foregoing, our operating loss increased by $1,315,636, or 63%, to $3,388,095 for the three months ended September 30, 2019, compared with $2,072,459 for the three months ended September 30, 2018, primarily as a result of increases associated with administrative support and increased spending as we ramp up our sales and marketing and research and development efforts.

Other Income (Expense)

Other income (expense) increased by $158,988, or 10%, to $1,815,564 for the three months ended September 30, 2019, compared with $1,656,576 for the three months ended September 30, 2018. During the three months ended September 30, 2019, compared to the same period in 2018, we expensed approximately $1,208,000 in deferred offering and financing costs, partially offset by decrease in interest expense of approximately $1,003,000 and other income and expenses of approximately $46,000.

Net Loss

As a result of the net effects of the foregoing, net loss increased by $1,474,624, or 40%, to $5,203,659 for the three months ended September 30, 2019, compared with $3,729,035 for the three months ended September 30, 2018. Net loss per share of common stock, basic and diluted, was $(0.10) for the three months ended September 30, 2019, compared with approximately $(0.16) for the three months ended September 30, 2018.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

	Nine months ended September 30,		Increase
	2019	2018	(Decrease)
Revenues	$313,583	$83,180	$230,403
Cost of goods sold	71,133	14,985	56,148
Gross profit	242,450	68,195	174,255
Operating expenses:
General and administrative	3,874,186	1,159,997	2,714,189
Sales and marketing	4,728,505	1,142,986	3,585,519
Research and development	4,411,266	1,718,869	2,692,397
Total operating expense	13,013,957	4,021,852	8,992,105
Operating loss	(12,771,507)	(3,953,657)	8,817,850
Other income (expense)	(3,356,505)	(3,176,740)	179,765
Net loss	(16,128,012)	(7,130,397)	8,997,615
Other comprehensive loss	(7,755)	-	7,755
Comprehensive loss	$(16,135,767)	$(7,130,397)	$9,005,370

Revenues

Our revenues were $313,583 for the nine months ended September 30, 2019 compared to $83,180 for the nine months ended September 30, 2018. Revenue for the nine months ended September 30, 2019 included $212,905 for product and $100,678 for maintenance/service contracts. Revenue for the same period in 2018 included $29,913 for product and $53,267 for maintenance/service contracts.

Cost of goods sold

Our cost of sales was $71,133 for the nine months ended September 30, 2019 compared to $14,985 for the nine months ended September 30, 2018. The increase in cost of sales was primarily a result of costs related to product deployments.

Gross profit

Our gross profit increased by $174,255 for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 based on the changes in revenue and costs of sales as discussed above. Gross margin for the periods in 2019 and 2018 was 77% and 82%, respectively.

Operating Expenses

Our principal operating costs include the following items as a percentage of total expense.

	Nine Months Ended September 30,
	2019	2018
Human resource costs, including benefits	46%	32%
Travel and entertainment	5%	5%
Other general and administration costs:
Professional fees and consulting expenses	28%	43%
Other expense	10%	7%
Depreciation and amortization	1%	-%
Other research and deployment costs, excluding human resources and travel and entertainment	5%	8%
Other sales and marketing costs, excluding human resources and travel and entertainment	5%	5%

As a direct result of (i) the Acquisition and (ii) the $20,000,000 provided by the loan and security agreements discussed herein and in NOTE 8 in the accompanying condensed consolidated financial statements, in mid-2018, the Company was able to launch its business expansion effort to open new markets for FullMAX and invest in product development programs, through significant increase in human resources costs and professional and consulting costs.

Operating expenses increased by $8,992,105, or 224%, as a result of the following items:

(000s)
Human resource costs, including benefits	$4,750
Travel and entertainment	423
Other general and administration costs:
Professional fees and consulting costs	1,853
Other expense	1,033
Depreciation and amortization	90
Other research and deployment costs, excluding human resources and travel and entertainment	364
Other sales and marketing costs, excluding human resources and travel and entertainment	479
$8,992

Operating Loss

As a result of the foregoing, our operating loss increased by $8,817,850, or 223% to $12,771,507 for the nine months ended September 30, 2019, compared with $3,953,657 for the nine months ended September 30, 2018, primarily as a result of increased spending as we ramp up our sales and marketing and research and development efforts and increases associated with administrative support.

Other Income (Expense)

Other income (expense) increased by $179,765, or 5%, to $3,356,505 for the nine months ended September 30, 2019, compared with $3,176,740 for the nine months ended September 30, 2018. During the three months ended September 30, 2019, compared to the same period in 2018, we expensed approximately $1,479,000 in deferred offering and financing costs, partially offset by a change in fair value related to a derivative liability of $976,000, a decrease in interest expense of approximately $278,000 and other income and expenses of approximately $45,000.

Net Loss

As a result of the net effects of the foregoing, net loss increased by $8,997,615, or 126% to $16,128,012 for the nine months ended September 30, 2019, compared with $7,130,397 for the nine months ended September 30, 2018. Net loss per share of common stock, basic and diluted, was $(0.32) for the nine months ended September 30, 2019, compared with approximately $(0.34) for the nine months ended September 30, 2018.

Summary of (Uses) and Sources of Cash

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(11,333,484)	$(4,642,626)
Net cash used in investing activities	(341,863)	(185,780)
Net cash provided by financing activities	15,200,982	4,884,593
Increase in cash	3,525,635	56,187
Effect of foreign currency transaction on cash	(5,180)	-
Cash and cash equivalents, beginning of period	1,129,863	460,064
Cash and cash equivalents, end of period	$4,650,318	$516,251

The principal use of cash in operating activities for the nine months ended September 30, 2019 was to fund the Company’s current expenses primarily related to sales and marketing and research and development activities necessary to allow us to service and support a higher level of business activity as we expand into new industry and geographic markets. The increase in cash flows used in operating activities of $6,690,858 is primarily a result of the addition of personnel, both employees and third-party consulting services. The increase in cash flows used in investing activities of $156,083 is primarily a result of the purchase of two wireless spectrum licenses for $200,000. The increase in cash provided by financing activities of $10,316,389 is primarily a result of $5,268,332 of proceeds from the sale of common stock (See NOTE 9 in the accompanying condensed consolidated financial statements) and the loan and security agreement totaling $10,000,000 million during the nine months ended September 30, 2019, compared with the loan and security agreement totaling $4,925,000, net of closing fees for the same period in 2018 (see NOTE 8 in the accompanying condensed consolidated financial statements for further details).

For a summary of our outstanding Notes Payable and Other Financing Agreements and Secured Promissory Note, see NOTES 7 and 8 in the accompanying condensed consolidated financial statements.

Liquidity and Capital Resources

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. At September 30, 2019, we had an accumulated deficit of approximately $48.5 million. At September 30, 2019, we had long-term borrowings outstanding of approximately $10.8 million. As of September 30, 2019, we had cash of approximately $4.7 million and a working capital deficit of approximately $0.3 million.

Our future capital requirements will depend upon many factors, including progress with developing, manufacturing and marketing our technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, our ability to establish collaborative arrangements, marketing activities and competing technological and market developments, including regulatory changes and overall economic conditions in our target markets. Our ability to generate revenue and achieve profitability depends on our completion of our second-generation products and commencing the manufacture, marketing and sales of those products. These activities, including our planned research and development efforts, will require significant uses of working capital through the end of 2019 and beyond. Based on our current operating plans, we believe that our existing cash at the time of this filing will be sufficient to meet our anticipated operating needs through December 2019.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-Q (“evaluation period”). As such, we have evaluated if cash on hand and cash generated through operating activities would be sufficient to sustain projected operating activities through November 14, 2020. We anticipate that our current resources, along with cash generated from operations and cash generated from a private placement in September and October 2019 (see NOTES 9 and 12 for further details), will not be sufficient to meet our cash requirements throughout the evaluation period, including funding anticipated losses and scheduled debt maturities. We expect to seek additional funds from a combination of dilutive and/or nondilutive financings in the future. Because such transactions have not been finalized, receipt of additional funding is not considered probable under current accounting standards. If we do not generate sufficient cash flows from operations and obtain sufficient funds when needed, we expect that we would scale back our operating plan by deferring or limiting some, or all, of our capital spending, reducing our spending on travel, and/or eliminating planned headcount additions, as well as other cost reductions to be determined. Because such contingency plans have not been finalized (the specifics would depend on the situation at the time), such actions also are not considered probable for purposes of current accounting standards. Because, under current accounting standards, neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support its cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or non-dilutive financings. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

The financial information contained in financial statements included in the Report have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and these financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the deficiencies in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2018 continue to exist, and as such our disclosure control and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2019 for the following reasons: we have limited accounting staff and our Chief Executive Officer and Chief Financial Officer were responsible for initiating transactions, had custody of assets, recorded and reconciled transactions, and prepared our quarterly financial reports without the sufficient segregation of conflicting duties normally required for effective internal control.

As set forth below, management will take steps to remediate the control deficiencies identified above. Notwithstanding the control deficiencies described above, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Report fairly present, in all material respects, our financial condition and results of operations as of and for the quarter ended September 30, 2019.

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

Changes in Internal Control

Other than the remediation plan set forth above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For information regarding known material risks that could affect our results of operations, financial condition and liquidity, please see the information under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 19, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None, other than those previously disclosed in Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Name of Document
4.1	Form of Investor Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 1, 2019 (File No. 000-56004))

4.2	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 1, 2019 (File No. 000-56004))

4.3	Form of Warrant (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 1, 2019 (File No. 000-56004))

10.1	Secured Promissory Note for $750,000 issued to Energy Capital, LLC by Ondas Holdings Inc. dated July 12, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 15, 2019 (File No. 000-56004))

10.2	Form of Loan Extension Amendment (incorporated herein by reference to Exhibit 10.0 to the Company’s Current Report on Form 8-K filed on August 13, 2019 (File No. 000-56004))

10.3	Form of Loan Extension Amendment (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 13, 2019 (File No. 000-56004))

10.4	Form of Amendment (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 13, 2019 (File No. 000-56004))

10.5	Secured Promissory Note for $750,000 issued to Energy Capital, LLC by Ondas Holdings Inc. dated July 12, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 13, 2019 (File No. 000-56004))

10.6	Form of First Amendment to Lock-Up Agreement. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2019 (File No. 000-56004))

10.7	Form of Securities Purchase Agreement, dated September 27, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2019 (File No. 000-56004))

10.8	Form of Registration Rights Agreement, dated September 27, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2019 (File No. 000-56004))

10.9	Form of Lock-Up Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2019 (File No. 000-56004))

10.10	Form of Loan Amendment (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 1, 2019 (File No. 000-56004))

10.11	Form of Loan Amendment (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 1, 2019 (File No. 000-56004))

10.12	Second Amendment to Loan and Security Agreement, dated as of October 28, 2019, by and between Ondas Networks Inc. and Steward Capital Holdings, LP. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 1, 2019 (File No. 000-56004))

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated November 14, 2019*

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated November 14, 2019*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated November 14, 2019**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated November 14, 2019**

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 2019

ONDAS HOLDINGS INC.

By:	/s/ Eric A. Brock
Eric A. Brock
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Stewart W. Kantor
Stewart W. Kantor
President and Chief Financial Officer
(Principal Financial and Accounting Officer)