Form 10-K
period 2019-12-31
Ondas Holdings Inc.
filed 2020-03-13
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $186,585,000. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 13, 2020, the registrant had 59,268,085 outstanding shares of common stock, $0.0001 par value.

ONDAS HOLDINGS INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

i

PART I

Item 1.	Business.

Corporate Overview of Ondas Holdings Inc.

Ondas Holdings Inc. (the “Company”) was originally incorporated in Nevada on December 22, 2014 under the name of Zev Ventures Incorporated. On September 28, 2018, we consummated a reverse acquisition transaction to acquire a privately-held company, Ondas Networks Inc., and changed our name from “Zev Ventures Incorporated” to “Ondas Holdings Inc.” As a result, Ondas Networks Inc. (“Ondas Networks”) became our wholly owned subsidiary. We refer to this transaction as the “Acquisition.” In connection with the closing of the Acquisition, we discontinued the prior business of Zev Ventures as a reseller of sporting and concert tickets and our sole business became that of Ondas Networks.

This Annual Report on Form 10-K (“Form 10-K”) reports our business and financial results on a consolidated basis and therefore, the use of the words “we,” “our,” the “Company” and “Ondas Holdings” means Ondas Holdings Inc. and its subsidiaries. Where necessary for clarification purposes, Ondas Holdings, Ondas Networks or Zev Ventures may be used independently.

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

We design, develop, manufacture, sell and support FullMAX, our multi-patented, state-of-the-art, point-to-multipoint, Software Defined Radio (SDR) platform for secure, licensed, private, wide-area broadband networks. Our customers purchase FullMAX system solutions to deploy wide-area intelligent networks (WANs) for smart grids, smart pipes, smart fields and other mission critical networks that need internet protocol connectivity. We sell our products and services globally through a direct sales force and value-added sales partners to critical infrastructure providers including electric and gas utilities, water and wastewater utilities, oil and gas producers and pipeline operators, and for other critical infrastructure applications in areas such as homeland security and defense, and transportation. In addition, our FullMAX platform will begin to be deployed in the second quarter of 2020 to provide command and control connectivity solutions for drones and unmanned aerial systems (UAS).

TARGET INDUSTRIES AND APPLICATIONS

We are dedicated to promoting standards-based wireless connectivity solutions for our customers. Our FullMAX platform is compliant with the mission critical wireless Industrial Internet IEEE 802.16s. The specifications in the IEEE 802.16s standard are primarily based on our FullMAX technology, and many of our customers and industrial partners actively supported our technology during the IEEE standards-making process. In January 2020, a new working group was launched by the IEEE to establish IEEE 802.16t, a further evolution of this wireless standard. The IEEE 802.16t working group includes industry-leading trade organizations such as the Utilities Technology Council (UTC) and the Electric Power Research Institute (EPRI), as well as representation from world-leading transportation and oil and gas companies. We expect our technology to remain a prominent feature of this evolving standard.

We believe that the published standard has been instrumental in broadening the appeal of our FullMAX platform globally across all critical infrastructure markets. Since the publishing of IEEE 802.16s in November 2017, there has been a significant increase in interest from customers in end markets including oil and gas, water and wastewater, transportation and homeland security, as well as for the command and control of industrial drones. We believe we are currently the only supplier able to offer IEEE 802.16s compliant systems and are actively working with customers and industry partners to help develop and support a multi-vendor MC-IoT industry ecosystem for this standard.

Our FullMAX system of wireless base stations, fixed and mobile remote radios and supporting technology is designed to enable highly secure and reliable industrial-grade connectivity for truly mission-critical applications. The target customers for our products operate in critical infrastructure sectors of the global economy. Private wireless networks are typically the preferred choice of these large industrial customers with business operations spanning large field areas. Private networks provide enhanced protection against cyber terrorism, as well as natural and man-made disasters, and the ability for the operator to maintain and control their desired quality of service. Our IEEE 802.16s compliant equipment is designed to optimize performance of unused or underutilized low frequency licensed radio spectrum and narrower channels. A FullMAX wireless network is significantly less expensive to build compared to traditional LTE and 5G networks given its ability to optimize the performance of lower cost radio spectrums (non-traditional LTE and 5G bands) and provide much greater coverage. In many of our industrial end markets, the adoption of low-cost edge computing and increased penetration of “smart machinery” and sensors is driving demand for next-generation networks for IoT applications such as those powered by FullMAX.

Our FullMAX platform has been selected by a customer to be the connectivity backbone for the deployment of a nationwide wireless network for operators of UAS. This network will be designed to enable the command and control of industrial and commercial drones. The unique air interface protocol and narrow channel capability of FullMAX offers significant value in the command and control function required to safely and economically operate many drones on a single network. Upon commercialization, we expect our FullMAX platform to be scalable to simultaneously manage hundreds of drones per tower site flying beyond visual line of site (BVLOS) missions throughout the U.S. airspace. We expect our FullMAX platform to be shipped and deployed by the UAS customer in the second quarter of 2020, providing coverage over the entire U.S. airspace from the high-powered, terrestrial base stations.

In addition to selling our FullMAX solutions for dedicated private wide area networks, we offer mission-critical wireless services to industrial customers and municipalities in the form of a Managed Private Network in select regions. In June 2019, we acquired 2 MHz of licensed spectrum in the 700 MHz band for the State of Alaska, the Gulf of Mexico and multiple counties bordering the Gulf. We are now offering mission-critical wireless connectivity and secured initial customers in these regions, which consist of 900,000 square miles of surface area. In addition, we have demonstration networks in the New York metropolitan area and in Northern California in association with a nationwide spectrum owner in the 200 MHz band. Collectively, these 200 MHz demonstration networks cover tens of thousands of square miles in some of the nation’s most strategic economic areas.

Target Customers

The target customers for our products operate in critical infrastructure sectors of the global economy. Private wireless networks are typically the preferred choice of these large industrial customers with business operations spanning large field areas. Private networks provide enhanced protection against cyber terrorism, as well as natural and man-made disasters, and the ability for the operator to maintain and control their desired quality of service. The existing public carrier networks based on LTE and 5G technology are designed for mobile consumer usage and are not architected for MC-IoT applications. Wi-Fi-based IoT offerings have similar shortcomings related to security, availability, and reliability, which are likewise unacceptable for mission-critical functions.

Our FullMAX technology offers a next-generation upgrade path for existing private networks currently managed by our industrial customers. These networks will typically be deployed on the existing tower and backhaul infrastructure owned by our customers thereby reducing incremental infrastructure costs. We offer much faster data throughput and more efficient radio frequency utilization relative to existing private networks that are based largely on legacy, proprietary technologies. We believe the IEEE 802.16s standard, and its next iteration as 802.16t, are important catalysts for the MC-IoT upgrade cycle as our critical infrastructure customers increasingly prefer standards-based technology. Standards-based solutions offer a deeper ecosystem of suppliers resulting in more price and service competition and lower costs. The standard is relevant for all critical infrastructure providers with operations covering large field areas making the market potential sizeable enough to attract a deep ecosystem of hardware and software solutions providers along with ancillary service organizations to support our customers.

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

Customer Activity

We launched a business expansion plan in 2018 to leverage our world-class, standards-based FullMAX platform and penetrate the large, fast-growing critical infrastructure end markets we target. We grew our dedicated sales resources to broaden our marketing efforts beyond the electric utility sector, which had historically been our primary end market. Since the second half of 2018, we have significantly increased customer engagement in the transportation, oil and gas, security and UAS end markets. We expect that our qualified customer pipeline will increase throughout 2020. A potential customer is included in our qualified pipeline after the potential customer expresses interest in our products and we have confirmed that the potential customer has an application for which our FullMAX platform would be well-suited.

We received and fulfilled purchase orders in 2019 for multiple pilot programs with Burlington Northern Santa Fe Railway and CSX Corporation, two North American Class I freight railroad operators. There are seven Class I freight railroad operators in North America, all of which run multiple, frequency-specific networks for different applications. Our FullMAX platform has the flexibility to operate in all of these frequency bands and will allow these customers the opportunity to better utilize their radio spectrum and add more high-value, data-intensive applications to their operations. Our initial field work with these rail customers has been for applications related to train control systems in the 900 MHz frequency band. We expect a 900 MHz network upgrade cycle across multiple Class I railroads over the next few years and believe our FullMAX platform has significant potential to replace the legacy network equipment in this band. We are also currently lab testing with rail customers in the 160 MHz land mobile radio (LMR) network, which is where the Class I railroads run their critical voice applications. Our activity with the freight railroads has led to similar network opportunities amongst Class II railroad operators. We expect additional purchase orders from Class I and Class II railroads in 2020.

We entered the UAS market in late 2019 when we received a purchase order for base stations and remote radios from a customer planning to deploy a nationwide network for the command and control of commercial drones. Our customer intends to offer managed services for drone fleet management across this network. After this initial deployment, we will work closely with the customer and ecosystem partners to fully commercialize an end-to-end system designed to develop an FAA-compliant UAS navigation system. We expect additional purchase orders in 2020 for work related to additional system engineering and for equipment from end user customers.

We initiated field trials with large electric utility and oil and gas customers in 2019. We expect to expand pilot programs throughout 2020 so as to secure a significant reference customer in these important end markets. We continued to support customers in the security sector in 2019 through deployment of a network supporting a maritime border security installation on a Caribbean island for a leading Israeli defense electronics vendor. This security system installation, integrated with a FullMAX network, can be replicated by our customers for other projects globally. We expect additional purchase orders from this, and other defense electronics vendors, in 2020.

In addition to selling our FullMAX solutions for dedicated private wide area networks, we intend to offer mission-critical wireless services to industrial customers and municipalities in the form of a Managed Private Network in select regions. In June 2019, we acquired 2 MHz of licensed spectrum in the 700 MHz band for the State of Alaska, the Gulf of Mexico and multiple counties bordering the Gulf. We are now offering mission-critical wireless connectivity and secured initial customers in these regions, which consist of 900,000 square miles of surface area. In Alaska, we established mission-critical wireless service covering Anchorage and Fairbanks North Star, Alaska’s two most populated boroughs with more than half the State’s approximate 740,000 population. We deployed system trials with Alaska Railroad Corporation in the Wasilla/Cottonwood region for mission-critical wayside connectivity, and in the Kenai Peninsula, Homer Electric Association successfully trialed our FullMAX system for SCADA connectivity to portions of the electric grid. In the Gulf of Mexico region, we established service and coverage in coastal counties including Cameron Parish in Louisiana, and Victoria, Calhoun and Jefferson Counties in Texas. Customers in Victoria and Calhoun Counties include Internet service provider TISD, Inc. In Jefferson County, we are planning trials with a Class I rail customer for wayside connectivity and other mission-critical applications. In Cameron Parish, we entered into a service agreement with Louisiana Radio Communications to provide wireless service to Lake Charles marine pilot boats in the Gulf of Mexico, which require real time tide and weather information to navigate vessels to port. We are currently negotiating to obtain additional tower assets along and in the Gulf of Mexico to establish mission-critical IoT services for fixed rig and mobile vessel connectivity.

We also operate demonstration networks in the New York metropolitan area and in Northern California in association with a nationwide spectrum owner in the 200 MHz band. We have deployed, with this spectrum owner, a FullMAX-powered network along the east coast covering the I-95 corridor reaching from eastern Pennsylvania and southern New Jersey and the New York metropolitan network northward up to the Boston metropolitan area. Collectively, these networks cover tens of thousands of square miles in some of the nation’s most strategic economic areas. We are working with this spectrum owner and a partner to develop marketing and network expansion opportunities to provide mission-critical wireless service to customers in the 200 MHz band. When fully deployed and operational, this managed service will be priced on a monthly usage basis for customers.

We believe China offers us attractive long-term business potential. In December 2018, we established a China-based subsidiary located in Chengdu, to market our products in China by targeting critical infrastructure industries. We explored the establishment of supply chain management and manufacturing operations for both local customers and for export. We expected to secure lower component costs via the further development of our supply chain in Asia for high volume production and planned to develop internal capabilities for product assembly and testing. However, in the fourth quarter of 2019, we revised our business strategy and withdrew our direct marketing and manufacturing efforts in China after determining that our customers, in particular those customers operating in the U.S., including electric utility and rail sectors, strongly preferred that our products be manufactured outside of China. Consequently, we are in the process of dissolving our China-affiliated subsidiaries. We believe that we can still efficiently reach our target customers in China during 2020 through the use of value-added resellers and other business partners with established marketing and field support operations in China.

The Market for our Products

Our FullMAX system of base stations, fixed and mobile remote radios and supporting technology is designed to enable highly secure and reliable Industrial-grade connectivity for truly mission-critical applications. We offer a range of products with different options for narrowband and broadband applications. Our SDR platforms offer unmatched flexibility with respect to the radio frequencies in which they operate (ranging from 70 MHz to 6 GHz) and channel size configurations (ranging from 12.5 KHz to 10 MHz).

The global end markets for our MC-IoT solutions are established, large, and we believe, poised to grow rapidly given the key role connectivity will play in next generation IoT-type applications. Firms like Cisco Systems, Inc. and Gartner, Inc. forecast that there will be billions of connected IoT devices installed by year end 2020; many of them will be deployed for industrial applications. Dell’Oro Group, Inc. estimates that Wide Area IoT spending, including low power WAN deployments with which we compete, will reach $33.0 billion for carriers and infrastructure vendors by 2022, growing approximately 2.5xs from 2017. Ondas Networks is leveraging its industry expertise and FullMAX technology to develop an enhanced range of products to capitalize on this expanding opportunity with the goal of becoming the leading supplier of private cellular network products. In many of our industrial end markets, we believe the adoption of low-cost edge computing and increased penetration of “smart machinery” is driving demand for next-generation networks for IoT applications such as those powered by FullMAX.

According to research firm MarketsandMarkets, worldwide spending on communications by the electric utility sector should grow over 15% per year and is expected to reach $15.4 billion annually by 2021. This growth is being driven by distributed and renewable power generation projects and regulatory requirements for secure and reliable power generation and distribution as the industry deals with aging infrastructure. Market forecasts for oil and gas producers, water and wastewater utilities, homeland security, transportation and other critical infrastructure segments are similarly large. For example, MarketsandMarkets forecasts that spending on oilfield communications will reach $4.5 billion by 2022, which would represent an annual growth of 7.9% from today. In addition, the US Railroad sector is expected to spend over $10.0 billion in aggregate by 2020 to fully implement Positive Train Control (PTC) functions as required by federal regulations according to the American Association of Railroads.

Our innovative, standards-based FullMAX system offers UAS operators and users a high-performing, cost-effective solution for reliable command and control of drones. The end market opportunity for UAS network solutions is large and rapidly growing. According to analysts at Barclays Capital, the global drone market, including consumer, commercial and military drones, is forecast to exceed $100 billion by 2024, with commercial drone sales rising 10-fold from $4 billion to nearly $40 billion in 2019. The U.S. Federal Aviation Administration (FAA) raised its forecast in 2019 and now expects over 450,000 commercial drones flying in the U.S. by 2022, a four-fold increase from 2017. The command and control capability offered by our FullMAX platform will be a key enabler driving the growth of the UAS market. Industrial UAS applications offer significant value to our core critical infrastructure markets and the economy at large, which supports the growth outlook for this market. In addition to broad use by government agencies and agriculture markets, utilities, railroads, and oil and gas industries are actively evaluating, or are in the process of incorporating, the extensive use of drones into their business operations. These critical infrastructure sectors can realize substantial savings and improved reliability in operations from deploying drones to monitor and inspect their remote infrastructure and assets.

Our Products and Services

Our FullMAX Base Station and Remote radios are deployed by our customers to create wide-area wireless communication networks. A FullMAX network provides end-to-end IP connectivity, allowing critical infrastructure providers to extend their secure corporate networks into the far reaches of their service territories.

Our FullMAX SDR platform:

●	offers a dedicated private network for industrial applications which safeguards critical assets and information and protects against cyberattacks;

●	has frequency agility with the capability to operate in any frequency between 70 MHz and 6 GHz;

●	may be deployed in a wide variety of narrow and broadband channel sizes and can aggregate non-contiguous channels; and

●	FullMAX radios use a SDR platform to implement standard versions of the IEEE 802.16 protocol, the new 802.16s amendment, and the planned 802.16t enhancements, and supports extensions to provide further flexibility and performance beyond the standard implementations.

FullMAX radios can operate at high transmit power (up to 100 watts) at both the Base Station and Remote sites providing fixed and mobile data connectivity up to 30 miles from the tower site. This results in up to 2,800 square miles of coverage from a single FullMAX tower compared with the 28 square miles typically supported by other 4G technologies and three square miles by 5G technologies. This dramatically reduces the infrastructure cost of building and operating a private cellular network. For example, to cover a territory of over 10,000 square miles may require only four FullMAX towers compared with more than 350 typical 4G towers, depending on the topography of the region.

We also provide a variety of services associated with the sale of our FullMAX products including network design, RF planning, product training and spectrum consulting. We provide customers with technical support, extended hardware warranties, and software.

FullMAX Network Architecture

Our Growth Strategy

Our goal is to be a global leader in providing wireless connectivity solutions enabling mission-critical Industrial Internet applications and services. We intend to leverage our FullMAX technology and the IEEE 802.16s standard to achieve this goal. We plan to go “Deep and Wide” in the marketing of our connectivity solutions into global critical infrastructure end markets. Our strategy is to deeply penetrate our traditional end markets, including electric utilities while continuing the expansion of our distribution and support capabilities into new vertical end markets such as we have recently done in the oil and gas, transportation, security, and UAS sectors.

The key elements of our growth strategy include the following:

●	Deliver on sales pipeline opportunities. Our marketing efforts have generated the potential for significant sales in our targeted end markets. Our sales activity in the North American Class 1 Railroad sector has resulted in several pilot programs for multiple railroad operators. Once we successfully complete field testing, we expect to work with our customers to design and develop a network deployment strategy which we expect to lead to purchase orders for equipment and services. We have similar field testing and initial system deployments planned in the UAS markets, security, electric and gas utilities, and oil and gas markets.

●	Secure marketing partnerships and OEM relationships. We service blue chip customers in critical infrastructure sectors with standards-based, mission-critical connectivity solutions. Those customers value the experience and resources provided by additional ecosystem partners that help support the growth of the MC-IoT end markets. We intend to Pursue marketing and OEM partnership agreements with other Tier 1 global industrial and communications equipment suppliers that have extensive reach and domain expertise in our targeted end markets. These relationships will offer customers greater choice, expanded levels of after-market support and services, and the potential for greater product integration with intelligent equipment, and systems that are increasingly being deployed by our critical infrastructure customers.

●	Develop new products to continuously improve our customer value. We introduced our Mercury remote radio in the first quarter of 2020 in order to address the expanding MC-IoT market for high volume, lower cost endpoint radios. Our Mercury radios are integrated into our existing FullMAX private network solutions, are compliant with IEEE 802.16s and can be utilized in both Tier 1 and Tier 2 network configurations. We will continue to enhance our SDR capabilities to aggregate non-contiguous channels with a focus on traditional licensed LMR frequency bands to provide IP data networking solutions in historically analog push-to-talk (PTT) bands. We will also work with our ecosystem partners to develop dual-mode products to assist in the migration from legacy networks to our next-generation FullMAX platform.

●	Expand our MC-IoT capabilities via partnerships, joint ventures or acquisitions. In addition to internal investment and development, we will actively pursue external opportunities to enhance our product offerings and solutions for our critical infrastructure customers via joint ventures, partnerships and acquisitions. This activity will be focused on companies with complementary technologies or product offerings or synergistic distribution strategies.

Sales and Marketing

We generate sales leads and new customers through direct sales efforts, third party resellers, customer referrals, consultant referrals, trade show attendance, general marketing efforts and public relations.

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

Product Development

We retain a dedicated team of software and hardware engineers that are responsible for developing and maintaining various aspects of our FullMAX technology. The core technology is based on state-of-the-art digital signal processing (DSP) chipsets, field programmable gate arrays (FPGAs), and general-purpose processors. In wireless nomenclature, this concept is referred to as software defined radio (SDR) technology.

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

Our SDR technology also provides our customers with unmatched flexibility with respect to radio spectrum frequency bands and channel sizes. Our FullMAX radios work in frequency bands ranging from 70 MHz to 6 GHz and in channel sizes from 12.5 kHz to 10 MHz. This flexibility allows our customers to repurpose their existing underutilized spectrum assets or access new licensed radio spectrum at a lower cost.

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

Our product design process begins with detailed requirements supplied from current and prospective customers. These inputs then flow into our development roadmap, which is divided into six, 12 and 36-month plans. A majority of our ongoing development is software related which includes the following development process: (i) requirements specification, (ii) high level design, (iii) detailed design, (iv) coding, (v) unit test, (vi) integration tests, (vii) lab verification tests, and (viii) outdoor deployment verification.

FullMAX is currently available on: (1) our Venus hardware platform with transmit power up to four watts; (2) our Jupiter hardware platform with enhanced processing power combined with two (2) four-watt power amplifiers; and (3) our Mars hardware platform with our highest transmit power radio up to 100 watts. The Jupiter and Mars platforms are targeted toward customer Base Station applications. The Venus platform is deployed in the field in both remote radio and Base Station applications.

Our new ruggedized outdoor platform, Neptune, is at an advanced stage of development and will be produced based on customer demand. Neptune has the same functionality as the Venus platform but is designed to be IP65 compliant for outdoor operation and to sustain extreme shock and vibration according to the U.S. military standard MIL STD-810.

Our FullMAX technology is currently a single-tier (Tier 1) point-to-multi-point broadband wireless system. Our FullMAX topology evolution includes the development of our Mercury product, a low-cost end point designed for licensed MC-IoT communication in either a first tier or second tier networks installation. The Venus platform is used as the concentrator of the second tier. In a two-tier topology, the Tier 2 system will be aggregated via a Tier 1 Remote Station. The Tier 2 network elements are now available for customer deployments.

Research & Development

Our ability to develop state-of-the-art and cost-effective solutions relative to our competitors can only be achieved through our continued research and development efforts. Our research and development activities are headed by Menashe Shahar, our Chief Technology Officer, based in our Sunnyvale, California headquarters. Mr. Shahar is a co-founder of the Company and has over 30 years of telecommunications system development experience, including the design and implementation of broadband wireless data systems for top tier system integrators and service providers including WorldCom, Nortel and ADC. Mr. Shahar has been awarded multiple patents in the data communications industry and has been an active participant in major wireless standardization activities including IEEE 802.16. In addition to internal research and development efforts, we also engage third party consultants to assist us in our research and development activities.

Our research and development team works closely with our customer support team, and incorporates feedback from our customers into our product development plans to improve our products and address emerging market requirements.

Our research and development expenses were $5,416,425 and $3,076,502 for the years ended December 31, 2019 and 2018, respectively.

Intellectual Property

We rely primarily on patent, trademark and trade secret laws to protect our proprietary technologies and intellectual property. As of this filing, we held a total of six issued patents in the U.S., seven pending patent applications in the U.S., and one international pending patent application. Our patents expire between 2030 and 2037, subject to any patent extensions that may be available for such patents. Our intellectual property centers around creating and maintaining robust, private, highly secure, broadband industrial wireless networks using our FullMAX radio technology for our mission critical customers’ networks. We view our patents as a key strategic advantage as the markets for industrial wireless connectivity grows and as these industries move to standardized solutions and will enable us to earn licensing fees and/or royalties for the use of our patents.

We have a policy of requiring our officers, employees, contractors and other service providers and parties with which we do business to enter into confidentiality, non-disclosure (“NDAs”) and assignment of invention agreements before disclosure of any of our confidential or proprietary information.

Seasonality

We do not believe that the industry in which we compete is subject to seasonal sales fluctuation; however, we do recognize that a typical sales cycle for new customers may take from one to three years depending on the complexity of their network and whether the customer is subject to state regulations and/or annual budget cycles.

Dependence on a Single Customer

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue. During the year ended December 31, 2019, three customers accounted for approximately $144,000, $115,000 and $56,000 of our revenue, or approximately 45%, 36% and 18%, respectively. During the year ended December 31, 2018, two customers accounted for approximately $145,000 and $32,000 of our revenue, or approximately 76% and 17%, respectively. No other customers provided more than 10% of our revenue during 2019 and 2018.

Competition

We compete with alternatives to wireless technology, public cellular data networks and private wireless networking products from other manufactures. We believe that each of these competing solutions has core weaknesses when compared to FullMAX, as described below.

Non-wireless technologies:

●	Leased Phone Lines – Analog lines are being retired by the phone companies and are not being replaced by new digital lines, especially where the grid assets are located.

●	Power Line Carrier – The transmit speeds supported by this technology are typically too low to meet the data rates of new applications. Furthermore, the service may not be available if there is an interruption in the grid (e.g. downed power lines); often the situation when communication is mission critical.

●	Private Fiber – Fiber is a point-to-point technology which has many points of failure (e.g. accidental or malicious fiber cuts) and security vulnerabilities (e.g. tapping). Underground fiber is cost prohibitive in most cases and above ground is susceptible to the same failures as downed power lines.

Alternate technologies:

●	Satellite Technologies — These technologies provide good coverage, but throughput is limited and latency is too high to support mission-critical applications for our customers. These technologies can be very costly as compared to our products and systems.

●	Low-Power Wide Area Networks (LP-WANs) — LP-WAN solutions such as LoRa, Sigfox and NB-IoT are architected with lower power, the purpose of which is to make these typically sensor-based networks lower-cost solutions. The low powered equipment means these systems have lower throughput and higher latency and are not reliable for mission-critical applications that require both monitoring and control functions.

Public cellular data networks:

●	Public networks are vulnerable to cyber security attacks from anywhere in the world including denial of service attacks; private networks can operate independent of the public internet. Based on current and planned FAA rules, UAVs will be off-net without public Internet access.

●	Public networks are susceptible to prolonged outages during man-made and natural disasters (e.g. 9/11, Hurricane Sandy, etc.), exactly when utilities and mission critical entities require the greatest reliability.

●	Public networks are typically designed for population coverage rather than the geographic areas required by critical infrastructure providers, which often include remote locations.

●	Public networks are by definition oversubscribed, shared networks without the necessary prioritization service to support mission critical applications.

●	Public networks typically use shared infrastructure including tower sites and long-haul fiber connections resulting in vulnerabilities at many points.

●	Public networks are designed to support high capacity downloading and streaming applications with limited upload bandwidth available. Utilities typically require the reverse traffic flow, often uploading data from a large number of remote locations.

Other private wireless products:

●	Unlicensed Point to Multipoint Wireless (e.g. Wi-Fi) — This equipment is very inexpensive to purchase but is subject to interference, has many security vulnerabilities, uses a contention-based protocol and transmits only over short range. Deploying Wi-Fi over wide areas is cost prohibitive.

●	Private Licensed Narrowband Wireless Radios — These networks can provide good coverage and range but are typically too slow and lack sufficient bandwidth to support new applications and the increased number of data connections required.

Governmental Regulations

Our operations are subject to various federal, state and local laws and regulations including:

●	Authorization from the Federal Communications Commission (FCC) for operation in various licensed frequency bands,

●	customers’ licenses from the FCC,

●	licensing, permitting and inspection requirements applicable to contractors, electricians and engineers,

●	regulations relating to worker safety and environmental protection,

●	permitting and inspection requirements applicable to construction projects,

●	wage and hour regulations,

●	regulations relating to transportation of equipment and materials, including licensing and permitting requirements,

●	building and electrical codes; and

●	special bidding, procurement and other requirements on government projects.

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

Employees

As of March 13, 2020, we have 21 full-time employees and one part-time employee. Additionally, from time to time, we may hire temporary employees. We also utilize contractors to manufacture components, for certain research and development and for system deployment functions. None of our employees are covered by a collective bargaining agreement and we are unaware of any union organizing efforts. We have never experienced a major work stoppage, strike or dispute. We consider our relationship with our employees to be good.

Subsidiaries

We have two wholly owned subsidiaries, Ondas Networks Inc., a Delaware corporation, which is our operating company, and FS Partners (Cayman) Limited, a Cayman Islands limited liability company. We have two majority owned subsidiaries, Full Spectrum Holding Limited, a Cayman Islands limited liability company, and Ondas Network Limited, a company registered to do business in China. Full Spectrum Holding Limited owns 100% of Ondas Network Limited, a company registered to do business in China. Both FS Partners (Cayman) Limited and Full Spectrum Holding Limited were formed for the purpose of beginning operations in China. As described above, we revised our business strategy and are in the process of dissolving our China-affiliated subsidiaries. Once this process is complete, we will have only one wholly owned subsidiary, Ondas Networks Inc.

Corporate Information

We are a Nevada corporation. Our corporate headquarters and operation facilities are located at 165 Gibraltar Court, Sunnyvale, CA 94089. Our telephone number is (888) 350-9994 and our fax number is (408) 300-5750. We maintain a website at http://www.ondas.com.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as section 16 reports on Form 3, 4, or 5, are available free of charge on our website at http://www.ondas.com as soon as it is reasonably practicable after they are filed or furnished with the SEC. Our Code of Business Conduct and the charters for the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee of our Board of Directors (“Board”) are also available on our website. The Code of Business Conduct and charters are also available in print to any shareholder upon request without charge. Requests for such documents should be directed to Eric Brock, Chief Executive Officer, at 165 Gibraltar Court, Sunnyvale, CA 94089. Our Internet website and the information contained on it or connected to it are not part of, or incorporated by, reference into this Form 10-K. Our filings with the SEC are also available on the SEC’s website at http://www.sec.gov.

Item 1A.	Risk Factors

RISK FACTORS

Investing in our common stock involves a high degree of risk. Before you invest in our common stock, you should carefully consider the following risks, as well as general economic and business risks, and all of the other information contained in this Form 10-K. Any of the following risks could harm our business, operating results and financial condition and cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. When determining whether to invest, you should also refer to the other information contained in this Form 10-K including our financial statements and the related notes thereto.

Risks Related to Our Business and Industry

We have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability.

Since our inception, we have incurred significant net losses. To date, we have financed our operations primarily through sales of our equity securities and debt financings.

To implement our business strategy we need to, among other things, continue to attract and retain talented officers, employees, contractors and other service providers, complete the development of our low cost Mercury end points, further develop an ecosystem for the IEEE 802.16s wireless standard, manage new ecosystem partnerships and OEM relationships, establish high volume manufacturing (outsourced), and establish new distribution channels including those in international markets. We have never been profitable and do not expect to be profitable in the foreseeable future. We expect our expenses to increase significantly as we pursue these objectives. The extent of our future operating losses and the timing of profitability are highly uncertain, and we expect to continue incurring significant expenses and operating losses over the next several years. Any additional operating losses may have an adverse effect on our stockholders’ equity and the price of our common stock, and we cannot assure you that we will ever be able to achieve profitability.

Even if we achieve profitability, we may not be able to sustain or increase such profitability. Additionally, our costs may increase in future periods and we may expend substantial financial and other resources on, among things, sales and marketing, the hiring of additional officers, employees, contractors and other service providers, and general administration, which may include a significant increase in legal and accounting expenses related to public company compliance, continued compliance and various regulations applicable to our business or arising from the growth and maturity of our company. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our development efforts, obtain regulatory approvals, diversify our product and service offerings or continue our operations, and may cause the price of our common stock to decline.

While we have historically worked with electrical utilities, we are currently expanding into new vertical end markets such as water utilities, oil and gas and transportation, in which we have limited prior operating history. Failure to establish ourselves in these new markets can have a material adverse effect on our business prospects.

We have historically worked with and geared our product offerings to the requirements of the electrical utilities and other suppliers of electrical power. We have in the past few years expanded our product design and development efforts to address the needs of other mission critical infrastructures, such as water utilities, oil and gas production and transportation. Achieving market acceptance in these new markets, of which no assurance can be provided, is critical to our success, and accordingly, failure to establish ourselves in these new markets may materially adversely affect our business or operating results. While we believe that the adoption of industry standards should facilitate our entry into these new markets, no assurance can be provided that our product and service offerings will be adopted or accepted.

The IEEE 802.16s wireless broadband standard is newly published and adoption of this standard by customers in our target critical infrastructure sectors is uncertain.

The IEEE 802.16s wireless broadband standard was published in October 2017. In addition, we are currently the only manufacturer of IEEE 802.16s compliant equipment. The benefit of the standard to buyers of our equipment are greater when there exists a large, deep market in terms of the number of customers. A large market benefits from the scale provided such that many vendors can compete on service, price and quality of solution driving improved value for customers. If a large end market doesn’t develop and customers don’t see the related benefits from the standard, we may not be able to grow our business. However, we believe that it is too early to accurately gauge the adoption by our target markets of this new evolving standard and there can be no assurances that this technology standard will be widely adopted by our target customers.

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

We may be unsuccessful in achieving our organic growth strategies, which could limit our revenue growth or financial performance. Our ability to generate organic growth will be affected by our ability to, among other things:

●	attract new customers;

●	increase the number of products purchased from customers;

●	maintain profitable gross margins in the sale and maintenance of our products;

●	increase the number of projects performed for existing customers;

●	achieve the estimated revenue we announced from new customer contracts;

●	hire and retain qualified employees;

●	expand the range of our products and services we offer to customers to address their evolving network needs;

●	expand geographically, including internationally; and

●	address the challenges presented by difficult and unpredictable global and regional economic or market conditions that may affect us or our customers.

Many of the factors affecting our ability to generate organic growth may be beyond our control, and we cannot be certain that our strategies for achieving internal growth will be attempted, realized or successful.

Our growth depends in part on the success of our strategic partnerships with third parties.

In order to grow our business, we depend on partnerships with market leading technology companies to accelerate the adoption of our wireless technology. If we are unsuccessful in maintaining our partnerships with third parties, or if our partnerships do not provide us the anticipated benefits, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these partnerships will result in increased adoption of our technology or increased revenue.

If we fail to retain our existing customers and consumers or do not acquire new customers or consumers in a cost-effective manner, our revenue may decrease and our business, financial condition or results of operations may be harmed.

We believe that our success is dependent on our ability to continue identifying and anticipating the needs of our customers and consumers, to retain our existing customers and consumers and to add new customers and consumers. For example, we launched a business expansion plan in 2018 to leverage our FullMAX platform and penetrate the large, critical infrastructure end markets we target and grew our dedicated sales resources to broaden our marketing efforts into new industries and sectors. As a result, we have significantly increased customer engagement in the transportation, oil and gas, security and UAS end markets, and we expect that our qualified customer pipeline will increase throughout 2020. However, as we become larger through organic growth, the growth rates for consumer engagement, project volume and average spend per customer may slow, even if we continue to add consumers and customers on an absolute basis. In addition, the costs associated with customer and consumer retention may be substantially lower than costs associated with the acquisition of new customers or consumers. Therefore, our failure to retain existing customers or consumers, even if such losses are offset by an increase in revenue resulting from the acquisition of new customers or consumers, could have an adverse effect on our business, financial condition or results of operations.

Additionally, while a key part of our business strategy is to add customers and consumers in our existing geographic markets, we may expand our operations into new geographic markets. In doing so, we may incur losses or otherwise fail to enter new markets successfully. Our expansion into new markets may place us in unfamiliar and competitive environments and involve various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years or at all.

We have significant dependence on a small number of customers, and the loss of such customers or a decrease in business conducted with such customers could materially harm our business, financial condition or results of operations.

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue. During the year ended December 31, 2019, three customers accounted for approximately $144,000, $115,000 and $56,000 of our revenue, or approximately 45%, 36% and 18%, respectively. During the year ended December 31, 2018, two customers accounted for approximately $145,000 and $32,000 of our revenue or 76% and 17%, respectively. No other customers provided more than 10% of our revenue during 2019 and 2018. The loss of either of these customers or a decrease in the business conducted with such customers could have a material adverse impact on our business, financial condition or results of operations.

Project performance delays or difficulties, including those caused by third parties, or certain contractual obligations may result in additional costs to us, reductions in revenues or the payment of liquidated damages.

Many projects involve challenging engineering, construction or installation phases that may occur over extended time periods. We may encounter difficulties as a result of delays or changes in designs, engineering information or materials provided by our customer or a third party, delays or difficulties in equipment and material delivery, schedule changes, delays from our customer’s failure to timely obtain permits or meet other regulatory requirements, weather-related delays and other factors, many of which are beyond our control, that impact our ability to complete the project in accordance with the original delivery schedule. In addition, we contract with third-party subcontractors to assist us with the completion of contracts. Any delay or failure by suppliers or by subcontractors in the completion of their portion of the project may be beyond our control and may result in delays in the overall progress of the project or may cause us to incur additional costs, or both. Delays and additional costs may be substantial and, in some cases, we may be required to compensate the customer for such delays. Delays may also disrupt the final completion of our contracts as well as the corresponding recognition of revenues and expenses therefrom. In certain circumstances, we guarantee project completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels; failure to meet any of our guarantees, schedules or performance requirements could also result in additional costs or penalties to us, including obligations to pay liquidated damages, and such amounts could exceed expected project profit. In extreme cases, the above-mentioned factors could cause project cancellations, and we may be unable to replace such projects with similar projects or at all. Such delays or cancellations may impact our reputation, brand or relationships with customers, adversely affecting our ability to secure new contracts.

Our contractors may fail to satisfy their obligations to us or other parties, or we may be unable to maintain these relationships, either of which may have a material adverse effect on our business, financial condition and results of operations.

We depend on third party contractors to complete manufacturing, certain research and development and deployment functions. There is a risk that we may have disputes with contractors arising from, among other things, the quality and timeliness of work performed by the contractor, customer concerns about the contractor or our failure to extend existing task orders or issue new task orders. In addition, if any of our contractors fail to deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services, then our ability to fulfill our obligations may be jeopardized. In addition, the absence of qualified contractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts. Any of these factors may have a material adverse effect on our business, financial condition or results of operations.

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

Certain of our officers, employees, contractors and other service providers may work on projects that are inherently dangerous, and a failure to maintain a safe worksite could result in significant losses.

Certain of our project sites can place our officers, employees, contractors and other service providers and others, including third parties, in difficult or dangerous environments, and may involve difficult and hard to reach terrain, high elevation, or locations near large or complex equipment, moving vehicles, high voltage or other safety hazards or dangerous processes. Safety is a primary focus of our business and maintaining a good reputation for safety is critical to our business. Many of our customers require that we meet certain safety criteria to be eligible to bid on contracts. We maintain programs with the primary purpose of implementing effective health, safety and environmental procedures throughout our company. Maintaining such programs involves variable costs which may increase as governmental, regulatory and industry safety standards evolve, and any increase in such costs may materially affect or business, financial condition or results of operations. Further, if we fail to implement appropriate safety procedures or if our procedures fail, our officers, employees, contractors and other service providers, including third parties, may suffer injuries. Failure to comply with such procedures, client contracts or applicable regulations, or the occurrence of such injuries, could subject us to material losses and liability and may adversely impact our ability to obtain projects in the future or to hire and retain talented officers, employees, contractors and other services providers, therefore materially adversely affecting our business, financial condition or results of operations.

Warranty claims resulting from our services could have a material adverse effect on our business, financial condition or results of operations.

We generally warrant our manufactured products, including hardware and software, for a period of one year from the date of receipt of the product by the customer. After the first year, the customer can pay for extended hardware warranty and software maintenance and upgrades on an annual basis in advance. While costs that we have incurred historically under our warranty obligations have not been material, the costs associated with such warranties, including any warranty related legal proceedings, are variable and could have a material adverse effect on our business, financial condition or results of operations.

We rely on our management team and need additional personnel to grow our business, and the loss of one or more key officers, employees, contractors and other service providers or our inability to attract and retain qualified personnel could harm our business, financial condition or results of operations.

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

Our future success will also depend on our ability to attract, retain and motivate highly skilled management, product development, operations, sales, technical and other personnel in the United States and abroad. Even in today’s economic climate, competition for these types of personnel is intense, particularly in the Silicon Valley, where our headquarters are located. All of our employees, contractors and other service providers in the United States work for us on an at-will basis. Given the lengthy sales cycles with utilities and deployment periods of our networking platform and solutions, the loss of key personnel at any time could adversely affect our business, financial condition or results of operations.

Our ability to provide bid bonds, performance bonds or letters of credit is limited and could negatively affect our ability to bid on or enter into significant long-term agreements.

We have in the past been, and may in the future be, required to provide bid bonds or performance bonds to secure our performance under customer contracts or, in some cases, as a pre-requisite to submit a bid on a potential project. Our ability to obtain such bonds primarily depends upon our capitalization, working capital, past performance, management expertise, reputation, brand and external factors beyond our control, including the overall capacity of the surety market and general and regional economic and regulatory conditions. Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time. Surety companies may require that we collateralize a percentage of the bond with our cash or other form of credit enhancement. Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. In addition, some of our utility customers also require collateral guarantees in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them. If we enter into significant long-term agreements that require the issuance of letters of credit, our liquidity could be negatively impacted. Our inability to obtain adequate bonding or letters of credit and, as a result, to bid or enter into significant long-term agreements, could have a material adverse effect on our future revenues and business prospects.

Substantially all our current products depend on the availability and are subject to the use of licensed radio frequencies regulated by the FCC in the United States.

Substantially all of our current hardware products are designed to communicate wirelessly via licensed radio frequencies and therefore depend on the availability of adequate radio spectrum in order to operate. It is possible that the FCC or the U.S. Congress could adopt additional regulations or policies which are, or may change or modify current regulations or policies so that they are, harmful to our business or incompatible with our current or future product offerings, as well as products currently installed in the field. Additional regulations or policies or changes or modifications to current regulations or policies may require modification or replacement of our products, including products currently installed in the field, at significant, or even prohibitive, cost to us, and may require changes or modifications to, or termination of, ongoing or planned projects. Any of these developments could materially and adversely impact our business, financial condition or results of operations.

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

To date we have eliminated or limited the extent of liquidated damages and/or consequential losses from our agreements with customers. It is possible that we may not be able to achieve this in the future which could expose us to significant liabilities.

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

Our industry is highly competitive and characterized by new and rapidly evolving technologies, standards, regulations, customer requirements, as well as frequent product introductions and revisions. Accordingly, our operating results depend upon our ability to develop and introduce new products and services, our ability to reduce production costs of our existing products. The process of developing new technologies and products is complex, and if we are unable to develop enhancements to, and new features for, our existing products and services or acceptable new products and services that keep pace with technological developments or industry standards, our products may become obsolete, less marketable and less competitive and our business, financial condition or results of operations could be significantly harmed.

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

Our products and services and our utility customers are subject to federal, state, local and foreign laws and regulations. Laws and regulations applicable to us and our products govern, among other things, the manner in which our products communicate, and the environmental impact and electrical reliability of our products. Additionally, our critical infrastructure customers are often regulated by national, state and/or local bodies, including public utility commissions, the Department of Energy, the Federal Energy Regulatory Commission, the FCC, Federal Rail Association and other bodies. Prospective utility customers may be required to gain approval from any or all of these organizations prior to implementing our products and services, including specific permissions related to the cost recovery of these systems. Regulatory agencies may impose special requirements for implementation and operation of our products. We may incur material costs or liabilities in complying with government regulations applicable to us or our utility customers. In addition, potentially significant expenditures could be required in order to comply with evolving regulations and requirements that may be adopted or imposed on us or our utility customers in the future. Such costs could make our products less economical and could impact our utility customers’ willingness to adopt our products, which could materially and adversely affect our revenue, results of operations and financial condition.

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

Our products are designed to interface with our customers’ other systems, each of which may have different specifications and utilize multiple protocol standards and products from other vendors. Our products will be required to interoperate with many or all of these products as well as future products in order to meet our customers’ requirements. If we find errors in the existing software or defects in the hardware used in our utility customers’ systems, we may need to modify our products or services to fix or overcome these errors so that our products will interoperate with the existing software and hardware, which could be costly and negatively affect our business, financial condition, and results of operations. In addition, if our products and services do not interoperate with our customers’ systems, customers may seek to hold us liable, demand for our products could be adversely affected or orders for our products could be delayed or cancelled. This could hurt our operating results, damage our reputation or brand, and seriously harm our prospects, business, financial condition or results of operations.

We do not control certain aspects of the manufacture of our product, including the supply of key components used to build our products and we also depend on a limited number of manufacturers.

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

We may seek to grow our business through acquisitions of complementary companies, products, services or technologies, and the failure to manage acquisitions, or the failure to integrate them with our existing business, could harm our business, financial condition and operating results.

From time to time, we may consider opportunities to acquire other companies, products, services or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base, or advance our business strategies. Potential acquisitions involve numerous risks, including:

●	problems assimilating the acquired companies, products, services or technologies;

●	issues maintaining uniform standards, procedures, controls and policies;

●	unanticipated costs associated with acquisitions;

●	diversion of management’s attention from our existing business;

●	risks associated with entering new markets in which we have limited or no experience;

●	increased legal and accounting costs relating to the acquisitions or compliance with regulatory matters; and

●	unanticipated or undisclosed liabilities of any target.

We have no current commitments with respect to any acquisition. We do not know if we will be able to identify acquisitions we deem suitable, whether we will be able to successfully complete any such acquisitions on favorable terms or at all, or whether we will be able to successfully integrate any acquired companies, products, services or technologies. Our potential inability to identify and complete such acquisitions or integrate any acquired products or technologies effectively may adversely affect our business, financial condition or results of operations.

Litigation may adversely affect our business, financial condition, and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability material to our financial condition as a whole or may negatively affect our operating results if changes to our business operations are required. The cost to defend such litigation may be significant and may require a significant diversion of our resources, and there is no guarantee that we will be able to successfully defend against any such litigation regardless of particular merits. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. Insurance may not be available on favorable terms, at all, or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims could adversely affect our business, financial condition and the results of our operations.

Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations, financial condition and results of operations.

In December 2019, a novel strain of coronavirus was first identified in Wuhan, Hubei Province, China, and has since spread to a number of other countries, including the United States. Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations. For example, the coronavirus may impact the global economy or negatively affect various aspects of our business, including our workforce and demand for our products and services. An impact to our workforce could impact our ability to deliver our products and services to our customers and make it more difficult to meet our expectations and obligations. The extent to which the coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus. A health epidemic or other outbreak could materially and adversely affect our business, financial condition and results of operations.

Risks Related to our Intellectual Property

Our ability to protect our intellectual property and proprietary technology is uncertain.

We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies and intellectual property. As of this filing, we held a total of six issued patents in the U.S., seven patent pending applications in the U.S., and one international pending patent application. Our patents expire between 2030 and 2037, subject to any patent extensions that may be available for such patents.

We have applied for patent protection relating to certain existing and proposed products and processes. Currently, several of our issued U.S. patents as well as various pending U.S. and foreign patent applications relate to our FullMAX systems, and are therefore important to the functionality of our products. If we fail to timely file a patent application in any jurisdiction, we may be precluded from doing so at a later date. Furthermore, we cannot assure you that any of our patent applications will be approved in a timely manner or at all. The rights granted to us under our patents, and the rights we are seeking to have granted in our pending patent applications, may not be meaningful or provide us with any commercial advantage. In addition, those rights could be opposed, contested or circumvented by our competitors, or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier or cheaper for our competitors to offer the same or similar products or technologies. Even if we are successful in receiving patent protection for certain products and processes, our competitors may be able to design around our patents or develop products that provide outcomes which are comparable or superior to ours without infringing on our intellectual property rights. Due to differences between foreign and U.S. patent laws, our patented intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. Even if patents are granted outside the U.S., effective enforcement in those countries may not be available without significant cost and time expense or at all.

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

We also rely on trade secrets, know-how and technology, which are not protectable by patents, to maintain our competitive position. We try to protect this information by entering into confidentiality agreements and intellectual property assignment agreements with our officers, employees, contractors and other service providers regarding our intellectual property and proprietary technology. In the event of unauthorized use or disclosure or other breaches of those agreements, we may not be provided with meaningful protection for our trade secrets or other proprietary information. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, officers, employees, contractors and other service providers use intellectual property owned by others in their work for us, disputes may arise as to the rights in the related or resulting know-how and inventions. If any of our trade secrets, know-how or other technologies not protected by a patent were to be disclosed to or independently developed by a competitor, our business, financial condition and results of operations could be materially adversely affected.

If a competitor infringes upon one of our patents, trademarks or other intellectual property rights, enforcing those patents, trademarks and other rights may be costly, difficult and time consuming. Patent law relating to the scope of claims in the industry in which we operate is subject to rapid change and constant evolution and, consequently, patent positions in our industry can be uncertain. Even if successful, litigation to defend our patents and trademarks against challenges or to enforce our intellectual property rights could be expensive and time consuming and could divert management’s attention from managing our business. Moreover, we may not have sufficient resources or desire to defend our patents or trademarks against challenges or to enforce our intellectual property rights. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third-parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially valuable. The occurrence of any of these events may harm our business, financial condition and operating results.

Our business may suffer if it is alleged or found that our products infringe the intellectual property rights of others.

Our industry is characterized by the existence of a large number of patents and by litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, in recent years, individuals and groups have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements from companies like ours. To date we have received no claims with respect to our infringement of intellectual property or patents but, in the future, third parties may claim that we are infringing upon their patents or other intellectual property rights. In addition, we may be or may become contractually obligated to indemnify our utility customers or other third parties that use or resell our products in the event our products are alleged to infringe a third-party’s intellectual property rights. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand, and cause us to incur significant expenses. Even if we are indemnified against such costs, the indemnifying party may be unable to uphold its contractual obligations. Further, claims of intellectual property infringement might require us to redesign affected products, delay affected product offerings, enter into costly settlement or license agreements or pay costly damage awards or face a temporary or permanent injunction prohibiting us from marketing, selling or distributing the affected products. If we cannot or do not license the alleged infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and earnings could be adversely impacted. Additionally, our utility customers may not purchase our products if they are concerned that our products infringe third-party intellectual property rights. This could reduce the market opportunity for the sale of our products and services. The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

If we are unable to protect the confidentiality of our proprietary information, the value of our technology and products could be adversely affected.

In addition to patented technology, we rely on our unpatented technology, trade secrets and know-how. We generally seek to protect this information by confidentiality, non-disclosure and assignment of invention agreements with our officers, employees, contractors and other service providers and with parties with which we do business. These agreements may be breached, which breach may result in the misappropriation of such information, and we may not have adequate remedies for any such breach. We cannot be certain that the steps we have taken will prevent unauthorized use or reverse engineering of our technology.

Moreover, our trade secrets may be disclosed to or otherwise become known or be independently developed by competitors. To the extent that our officers, employees, contractors, other service providers, or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. If, for any of the above reasons, our intellectual property is disclosed or misappropriated, it would harm our ability to protect our rights and have a material adverse effect on our business, financial condition, and results of operations.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	others may be able to make devices that are the same as or similar to our remote radios but that are not covered by the claims of the patents that we own;

●	we or any collaborators might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own;

●	we might not have been the first to file patent applications covering certain of our inventions;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

●	it is possible that our pending patent applications will not lead to issued patents;

●	issued patents that we own may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;

●	our competitors might conduct research and development activities in the U.S. and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets; and

●	we may not develop additional proprietary technologies that are patentable.

Risks Related to our Financial Results and Need for Financing

We will need to generate significant sales to achieve profitable operations.

We intend to increase our operating expenses substantially in connection with the planned expansion of our business, establishment of our sales and marketing infrastructure, our ongoing research and development activities, and the commensurate development of our management and administrative functions, but there is no guarantee that we will succeed in these endeavors. We will need to generate significant sales to achieve profitability, and we might not be able to do so. Even if we do generate significant sales, we might not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future. If our sales grow more slowly than we expect, or if our operating expenses exceed our expectations, our business, financial condition and results of operations may be adversely affected.

We may not be able to generate sufficient cash to service our indebtedness, which currently consists of the secured loans with Steward Capital.

We currently have issued secured notes to Steward Capital in the aggregate principal amount of $10 million, pursuant to term loans under a Loan and Security Agreement, as amended, that mature September 19, 2020, or the Steward Capital Loan and Security Agreement. At December 31, 2019, the accrued interest on the secured loans was $438,000. In addition, we must pay $550,000 to Steward Capital at maturity for end-of-loan and loan extension fees. Our obligations under the Steward Capital Loan and Security Agreement are secured by a first priority security interest in substantially all of our assets. The Steward Capital Loan and Security Agreement also contains certain restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions, as well as financial reporting requirements. We were in compliance with the affirmative and restrictive covenants as of December 31, 2019 and as of the date of this filing. We may also enter into other debt agreements in the future which may contain similar or more restrictive terms.

Our ability to make the scheduled payment to Steward Capital depends on numerous factors, including the amount of our cash reserves and our actual and projected financial and operating performance. These amounts and our performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the Steward Capital secured loans when due. If our cash flows and capital resources are insufficient to fund our debt service obligation to Steward Capital, we may be forced sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled obligation to Steward Capital. Failure to comply with the conditions of the Steward Capital Loan and Security Agreement could result in an event of default, which could result in an acceleration of amounts due under the Steward Capital Loan and Security Agreement. We may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness and Steward Capital could seek to enforce security interests in the collateral securing such indebtedness, which would have a material adverse effect on our business.

If we do not obtain additional capital to fund our growth, operations, and obligations, our growth may be limited.

We will require additional capital to fund our growth, operations, and obligations. As our business has grown, we have managed periods of tight liquidity by accessing capital from our stockholders and their affiliates. Our capital requirements will depend on several factors, including:

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

We may seek additional funds through equity or debt offerings and/or borrowings under additional notes payable, lines of credit or other sources. We do not know whether additional financing will be available on commercially acceptable terms or at all, when needed. If adequate funds are not available or are not available on commercially acceptable terms, our ability to fund our operations, support the growth of our business or otherwise respond to competitive pressures could be significantly delayed or limited, which could materially adversely affect our business, financial condition or results of operations.

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

Risks Related to our Common Stock

Our ability to continue our operations requires that we raise additional capital and our operations could be curtailed if we are unable to obtain the additional funding as or when needed on terms acceptable to us or at all. As a result, our registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Form 10-K.

Our ability to generate revenue and achieve profitability requires us to successfully market and secure purchase orders for our products from customers currently identified in our sales pipeline and to new customers as well. We also will be required to efficiently manufacturer and deliver equipment on those purchase orders. These activities, including our planned research and development efforts, will require significant uses of working capital through the end of 2020 and beyond. Based on our current operating plans, we believe that our existing cash at the time of this filing will only be sufficient to meet our anticipated operating needs through March 2020 (see NOTE 1 in the accompanying consolidated financial statements for further detail). We currently do not have sufficient funds to repay our debt to Steward Capital due at maturity on September 19, 2020 and must secure additional equity or debt capital in order to repay this obligation. At the present time we have no commitments for any such funding and no assurance can be provided that we will be able to raise the needed funds on commercially acceptable terms or at all. These factors raise substantial doubt about our ability to continue as a going concern through March 13, 2021. The financial information contained in these financial statements have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and these financial statements do not include any adjustments that may result from the outcome of this uncertainty.

We will need to raise additional financing to continue operations beyond March 2020. We will require additional funding to continue operations and realize our business objectives in the future. If we are unable to continue as a going concern in the future, we may be unable to meet our obligations under the Steward Capital secured loans, which could result in an acceleration of our obligations to repay all amounts owed thereunder, and we may be forced to liquidate our assets. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We identified a material weakness in our internal control over financial reporting. If we are not able to remediate the material weakness and otherwise maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our Common Stock could be adversely affected.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

In connection with this annual report for the year ended December 31, 2019, we identified a material weakness in our internal control over financial reporting related to lack of segregation of duties and accounting resources. Accordingly, our Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the consolidated financial statements, and other financial information included in this Form 10-K, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this Form 10-K.

If our steps are insufficient to successfully remediate the material weakness and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our Common Stock could be materially and adversely affected. Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations.

We have limited trading activity and a result, the price of our common stock might fluctuate significantly and you could lose all or part of your investment.

The limited trading activity and resulting volatility in the market price of our common stock may prevent you from being able to sell your shares of our common stock at or above the price you paid for your shares. The trading price of our common stock may be volatile and subject to wide price fluctuations in response to various factors, including, but not limited to:

●	actual or anticipated fluctuations in our financial and operating results;

●	adverse results from delays in our product development;

●	legal, political, governmental or other regulatory developments, decisions or interpretations;

●	publication of research reports or coverage about us or our industry or positive or negative recommendations;

●	perceptions about the market acceptance of our products and services, and the recognition of our brand;

●	adverse publicity about our products and services, operating or financial results or industry in general;

●	overall performance of the equity markets;

●	introduction or discontinuation of products or services, or announcements of significant contracts, licenses or acquisitions, by us or our competitors;

●	additions or departures of key personnel;

●	threatened or actual litigation and government or regulatory investigations;

●	sale of shares of our common stock by us or members of our management or our stockholders; and

●	general economic conditions, both global and regional.

These and other factors might cause the market price of our common stock to fluctuate unpredictably and substantially, which may negatively affect the liquidity of our common stock. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies across many industries, including our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies. Accordingly, the price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our stock price.

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

We are an “emerging growth company” as defined in the JOBS Act and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

●	reduced obligations with respect to financial data, including presenting only two years of audited financial statements and only two years of selected consolidated financial data in this Report;

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

●	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

●	exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) December 31, 2021, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such fiscal year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in the aggregate, beneficially own approximately 42.8% of our outstanding common stock as of December 31, 2019, and as of the date of this filing. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

Some of these persons or entities may have interests different than yours. For example, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.

We may issue more shares to raise additional capital, which may result in substantial dilution.

Our Amended and Restated Articles of Incorporation authorize the issuance of a maximum of 350,000,000 shares of common stock. Any additional financings effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of common stock held by our then existing stockholders. Moreover, the common stock issued in any such transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our current stockholders. Our Board has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock are issued in connection with a financing, dilution to the interests of our stockholders will occur and the rights of the holder of common stock might be materially and adversely affected.

Our Board may issue and fix the terms of shares of our preferred stock without stockholder approval, which could adversely affect the voting power of holders of our common stock or any change in control of our Company.

Our Amended and Restated Articles of Incorporation authorize the issuance of up to 10,000,000 shares of “blank check” preferred stock, $0.0001 par value per share, with such designation rights and preferences as may be determined from time to time by our Board. Our Board is empowered, without the need to obtain stockholder approval, to issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of such issuances, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, which research and reports are not and would not be subject to our control. We currently do not have and may never obtain research coverage by securities analysts, and industry analysts that currently cover us may cease to do so. If no securities analysts commence coverage of our company, or if industry analysts cease coverage of our company, the trading price for our stock could be materially and adversely impacted. In the event we obtain securities analyst coverage, if one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price may be materially and adversely impacted. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid cash dividends on our capital stock nor are we under any obligation to declare or pay such cash dividends. We currently intend to retain any future earnings to fund our operations and the development and growth of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Our future ability to pay cash dividends on our capital stock may be limited by any future debt instruments or preferred securities. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases to a price above the price you paid for them and you sell such shares.

We expect to incur increased costs and demands upon management as a result of being a public company.

As a public company, we expect to incur significant legal, accounting, and other costs, which we anticipate could be up to $1 million annually, and such costs may increase over time. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the stock exchange on which we may list our common stock, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying and sometimes unclear interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which may harm our business, financial condition or results of operations. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business, financial condition and results of operation may be harmed.

Failure to comply with these rules might also make it more difficult for us to obtain some types of insurance, including, without limitation, director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain or maintain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board, on committees of our Board or as members of senior or executive management.

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

Of the 50,463,732 shares of our common stock issued and outstanding after the closing of the Acquisition, 8,948,500 shares are freely tradable without restriction by stockholders who are not our affiliates and 41,515,232 shares are “restricted securities” as defined in Rule 144. The 25,463,732 restricted shares issued to the former Ondas Networks stockholders are also subject to the terms of a lock up agreement entered into in connection with the Acquisition by each of the former Ondas stockholders, which lock up agreement was subsequently amended, under which these restricted shares cannot be sold until September 28, 2020.

In addition, we filed a registration statement on Form S-3, which was declared effective by the SEC on December 12, 2019, covering the resale of 8,684,353 shares of common stock and 4,630,739 shares of common stock underlying warrants held by selling stockholders (“Investor Warrants”) who participated in a private equity offering during the third and fourth quarter 2019. Pursuant to the registration statement on Form S-3, these selling stockholders may resell all or a portion of the 8,684,353 shares of common stock, and all or a portion of the 4,630,739 shares of common stock underlying the Investor Warrants after the Investor Warrants are exercised by the holders.

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

You may experience future dilution as a result of future equity offerings.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the price in this offering. We may sell shares or other securities in any other offering at a price that is less than the price paid by investors in this offering, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price paid by investors in this offering. Also, we have reserved 10,000,000 shares of common stock for issuance pursuant to future awards under the 2018 Equity Incentive Plan. The issuance of such additional shares of common stock, or securities convertible or exchangeable into common stock, may cause the price of our common stock to decline. Additionally, if all or a substantial portion of these shares are resold into the public markets then the trading price of our common stock may decline.

Our shares of common stock are subject to the penny stock rules.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If the price per share of our common stock continues to be is less than $5.00, our common stock will continue to be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

Certain provisions of our Amended and Restated Articles of Incorporation and Bylaws and Nevada law make it more difficult for a third-party to acquire us and make a takeover more difficult to complete, even if such a transaction were in the stockholders’ best interest.

Certain provisions of our Amended and Restated Articles of Incorporation and Bylaws and Nevada law make it more difficult for a third-party to acquire us and make a takeover more difficult to complete, even if such a transaction were in the stockholders’ interest. For example, Nevada law provides that approval of two-thirds of the stockholders is required to remove a director, which may make it more difficult for a third-party to gain control of the Company. This concentration of ownership limits the power to exercise control by our minority stockholders.

Our bylaws designate the Eighth Judicial District Court of Clark County of the State of Nevada as the sole and exclusive forum for certain actions, which could limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company and its directors, officers, or other employees and may discourage lawsuits with respect to such claims.

Unless we consent in writing to the selection of an alternative forum, the Eighth Judicial District Court of Clark County of the State of Nevada (the “Court”) shall be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any Director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim against the Company, any director or the Company’s officers or employees arising pursuant to any provision of the NRS, Chapters 78 or 92A of the NRS or our Amended and Restated Articles of Incorporation or our Bylaws, or (iv) any action asserting a claim against the Company, any director or the Company’s officers or employees governed by the internal affairs doctrine. However, each of these clauses (i) through (iv) will not apply to any claim (x) as to which the Court determines that there is an indispensable party not subject to the jurisdiction of the Court (and the indispensable party does not consent to the personal jurisdiction of the Court within ten (10) days following such determination), (y) for which the Court does not have subject matter jurisdiction, or (z) which is vested in the exclusive jurisdiction of a court or forum other than the Court, including pursuant to Section 27 of the Exchange Act, which provides for exclusive federal jurisdiction over suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act provides for concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, and as such the exclusive jurisdiction clauses set forth above would not apply to such suits.

Risks Related to our Acquisition by Zev Ventures Incorporated

We may be subject to unknown risks as a result of our completed acquisition by Zev Ventures Incorporated.

Before the Acquisition, Zev Ventures conducted a business related to the resale to the public of sporting event and concert tickets purchased in bulk in advance from leading ticket vendors and reselling them at the price actually commanded by the market. In connection with the Acquisition, we discontinued this business. Even though we and our advisers conducted a due diligence investigation of Zev Ventures prior to committing to the Acquisition, there may be unknown liabilities, or liabilities that were known but believed to be immaterial, related to the business of Zev Ventures that may become material liabilities we are subject to in the future. If we are subject to material liability as a result of the conduct of Zev Ventures we may have limited recourse for such liabilities, which could have a material impact on our business, financial condition, results of operations, and stock price.

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

Our headquarters were previously located at 687 N. Pastoria Avenue in Sunnyvale, California. On November 11, 2013, we entered into a three-year lease agreement for approximately 6,000 square feet of office space which expired on December 31, 2017. On October 16, 2017, we extended the lease agreement for an additional three years expiring December 31, 2020 (“2018 Extension”) for an aggregate monthly lease payment of approximately $12,600. On January 24, 2020, we entered into a Sublease agreement with a third party (the “Sublessee”) wherein the Sublessee will occupy the premises for the remainder of the term of the 2018 Extension and will make payments totaling $106,323 ($9,666 per month) for the remaining 11 months.

We had a combined office and laboratory facility for approximately 15,200 square feet in China, located in the capital city of Sichuan province. On June 15, 2018, effective June 1, 2018, Ondas Networks entered into a five-year lease agreement expiring May 31, 2023, with a base monthly lease payment ranging from approximately $9,200 to $9,700 US. Upon execution of the lease, the first three months were free and we paid $28,000 US in advance for the second three months. The base monthly lease payment for the period from June 1, 2018 through April 30, 2020 was approximately $9,200 US. The base monthly lease payment for the period from May 1, 2020 through May 31, 2023 was approximately $9,700 US. We also paid a monthly management fee of approximately $1,800 US. In connection with our process of dissolving our China-affiliated subsidiaries, on December 20, 2019, we entered into a lease termination agreement (“Termination Agreement”) wherein the five-year lease agreement was terminated, we agreed to vacate no later than December 31, 2019, and we agreed to transfer leasehold improvements to the landlord, pay the current quarterly rent of approximately $13,675 US, forfeit 1.5 months of our prepaid deposit, and pay other miscellaneous fees of approximately $4,000 US. As outlined in the Termination Agreement, we vacated the premises by December 31, 2019, transferred leasehold improvements to the landlord, and paid all rental and other fees due.

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

Stockholders

As of March 10, 2020, there were 272 stockholders of record.

Dividends

We have never declared nor paid any cash dividends to stockholders. We do not intend to pay cash dividends on our common stock for the foreseeable future, and currently intend to retain any future earnings to fund our operations and the development and growth of our business. The declaration of any future cash dividend, if any, would be at the discretion of our Board (subject to limitations imposed under applicable Nevada law) and would depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions.

Unregistered Sales of Securities

None, other than those previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None during the quarter ended December 31, 2019.

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

Overview

On September 28, 2018, we consummated a reverse acquisition transaction to acquire a privately-held company, Ondas Networks Inc., and changed our name from “Zev Ventures Incorporated” to “Ondas Holdings Inc.” As a result, Ondas Networks Inc. (“Ondas Networks”) became our wholly owned subsidiary. We refer to this transaction as the “Acquisition.” In connection with the closing of the Acquisition, we discontinued the prior business of Zev Ventures as a reseller of sporting and concert tickets and our sole business became that of Ondas Networks.

We design, manufacture, sell and support FullMAX, our multi-patented wireless radio systems for secure, wide area mission-critical field area networks. This radio network provides point-to-multipoint, non-line of sight connectivity for industrial wireless networks. Since its inception on February 26, 2006, Ondas Networks has devoted its efforts principally to research and development and the commercialization of our FullMAX wireless technology platform. We helped create the IEEE 802.16s wireless broadband standard, which was published in the fourth quarter of 2017. In 2018, we initiated a business expansion plan designed to invest in our sales and marketing and customer support capabilities in order to build our customer base.

We have incurred significant net losses since inception. As of years ended December 31, 2019 and 2018, our accumulated deficit was approximately $52 and $33 million, respectively. We expect to continue incurring substantial losses for the next several years as we continue to develop, manufacture and market our technologies. Our operating expenses are comprised of research and development expenses, general and administrative expenses, and sales and marketing expenses.

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

Our business consists of a single segment of products and services, all of which are sold and provided in the United States and certain international markets.

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

Also in connection with the Closing, (i) our sole director appointed additional individuals, who previously sat on the board of Ondas Networks and its chief executive officer, to serve on our Board, and our Board subsequently appointed our executive officers; (ii) the former holders of the Ondas Networks Shares executed lock-up agreements (the “Lock-Up Agreements”), which provided for an initial twelve-month lock-up period followed by a subsequent 12-month limited sale period, commencing with the date of Closing; (iii) we entered into a Common Stock Repurchase Agreement with an entity pursuant to which the entity sold an aggregate of 32,600,000 Company Shares (the “Repurchase Shares”) to us at $0.0001 per share, for an aggregate consideration of $3,260 (the Repurchase Shares were canceled and returned to our authorized but unissued shares); (iv) our Board approved, and our stockholders adopted, the 2018 Equity Incentive Plan (the “2018 Plan”) pursuant to which 10 million Company Shares have been reserved for issuance to employees, including officers, directors and consultants; and (v) we entered into a Loan and Security Agreement with Energy Capital, a stockholder of the Company, pursuant to which Energy Capital agreed to lend the Company an aggregate principal amount of up to $10 million, subject to specified conditions.

Subsequent to the Closing, (i) the Lock-Up Agreements were amended on August 30, 2019 to delete the 12-month limited sale period making all shares locked up until September 28, 2020, and (ii) Energy Capital loaned the Company the full $10 million available under the Loan and Security Agreement. On September 27, 2019, Energy Capital, LLC entered into a Securities Purchase Agreement with other subscribers in which it converted an aggregate of approximately $10,563,000 principal and interest outstanding under the Loan and Security Agreement into an aggregate of 4,225,242 Units (wherein a unit consisted of one share of common stock and one-half of one warrant to purchase one share of Company common stock (the “Investor Warrant”)) of the Company. At the closing of the transaction, the debt owed Energy Capital under the Loan and Security Agreement was extinguished and the Loan terminated pursuant to its terms. See NOTE 8 in the accompanying consolidated financial statements for additional details.

Key Components of Our Results of Operations and Financial Condition

Revenues

Our revenues are derived principally from the sale of our multi-patented FullMAX wireless radio system. We also provide a warranty/maintenance program through an annual contract. The warranty/maintenance contract requires payment in full at the time of execution of the contract. Revenue from the warranty/maintenance contract is initially recorded as deferred revenue and is subsequently recorded as income spread equitably over the term of the contract. Due to the ongoing development and commercialization process of our FullMAX solutions, our revenues have historically been generated by equipment trial and pilot programs and related services, in addition to a modest number of full network deployments. We have historically had limited sales and customer service resources to support higher sales volumes. In 2018 and 2019, we expanded our sales and marketing effort across multiple industries which dramatically increased our sales pipeline and the number of customers and projects we are targeting. We expect this increased customer engagement to lead to a larger number of sales opportunities and revenue in 2020.

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

Other Income (Expense)

Other income (expense) primarily includes interest expense and impairment of deferred offering and financing costs.

Results of Operations

Year ended December 31, 2019 compared to year ended December 31, 2018

	Year ended December 31,
	2019	2018	Change
	(000s)
Revenue	$320	$190	$130
Cost of sales	79	39	40
Gross profit	241	151	90
Operating expenses:
General and administrative	4,793	2,612	2,181
Sales and marketing	5,404	2,898	2,506
Research and development	5,416	3,077	2,339
Total operating expense	15,613	8,587	7,026
Operating loss	(15,372)	(8,436)	6,936
Other income (expense)	(4,018)	(3,661)	357
Net loss	$(19,390)	$(12,097)	$7,293

Revenue

Revenue increased to approximately $320,000 for the year ended December 31, 2019 from approximately $190,000 for the year ended December 31, 2018. Revenues in both years were primarily generated via pilot programs and small customer deployments which increased year over year in 2019.

Cost of sales

Cost of sales increased to approximately $79,000 for the year ended December 31, 2019 from approximately $39,000 for the year ended December 31, 2018. This increase in cost of sales is a direct result of the increase in revenue during 2019.

Gross profit

Our gross profit increased to approximately $241,000 for the year ended December 31, 2019 from approximately $151,000 for the year ended December 31, 2018 based on the changes in revenue and cost of sales as discussed above. Gross margins for the years ended December 31, 2019 and 2018 were 75% and 79%, respectively.

Operating Expenses

Our principal operating costs include the following items as a percentage of total expense.

	Year Ended December 31,
	2019	2018
Human resource costs, including benefits	45%	43%
Travel and entertainment	4%	5%
Other general and administration costs:
Professional fees and consulting expenses	28%	33%
Other expense	11%	9%
Depreciation and amortization	1%	1%
Other research and deployment costs, excluding human resources and travel and entertainment	6%	5%

Other sales and marketing costs, excluding human resources and travel and entertainment	5%	4%

As a direct result of (i) the aforementioned Acquisition and (ii) the two $10 million dollars loan and security agreements discussed herein and in NOTE 8 in the accompanying consolidated financial statements, the Company was able to launch its business expansion effort to open new markets for FullMAX and invest in product development programs, through significant increases in human resources costs and professional and consulting costs.

Operating expenses changed by approximately $7,026,000 (82%) as a result of the following items:

(000s)
Human resource costs, including benefits	$3,238
Travel and entertainment	262
Other general and administration costs:
Professional fees and consulting costs	1,612
Other expense	931
Depreciation and amortization	89

Other research and deployment costs, excluding human resources and travel and entertainment	479

Other sales and marketing costs, excluding human resources and travel and entertainment	415
$7,026

Operating Loss

As a result of the foregoing, our operating loss increased approximately $6,936,000, or 82%, to approximately $15,372,000 for the year ended December 31, 2019, compared with approximately $8,436,000 for the year ended December 31, 2018, primarily as a result of increases associated with administrative support and increased spending as we ramp up our sales and marketing and research and development efforts.

Other Income (Expense)

Other expense increased by approximately $357,000, or 10%, to approximately $4,018,000 for the year ended December 31, 2019 compared with approximately $3,661,000 for the comparable period in 2018.

	Year ended December 31,
	2019	2018	Change
	(000s)
Interest expense	$2,929	$2,664	$265
Impairment of deferred offering and financing costs associated with canceled financing efforts	920	-	920
Loss on disposal of fixed assets	183	-	183
Interest and other income	(14)	(23)	9
Change in fair value of derivative liability	-	976	(976)
Loss on extinguishment of debt	-	44	(44)
	$4,018	$3,661	$357

Net Loss

Because of the net effects of the foregoing, net loss increased approximately $7,293,000, or 60%, to approximately $19,390,000 for the year ended December 31, 2019, compared with approximately $12,097,000 for the year ended December 31, 2018. Net loss per share of common stock, basic and diluted, was ($0.37) for the year ended December 31, 2019, compared with ($0.42) per share of common stock for the year ended December 31, 2018.

Summary of Sources and (Uses) of Cash

	Year ended December 31,
	2019	2018
	(000s)
Net cash used in operating activities	$(14,665)	$(8,517)
Net cash used in investing activities	(355)	(630)
Net cash provided by financing activities	16,042	9,821
Increase in cash	1,023	674
Cash and cash equivalents, beginning of year	1,130	456
Cash and cash equivalents, end of year	$2,153	$1,130

The principal use of cash in operating activities for the year ended December 31, 2019 was to fund the Company’s current expenses primarily related to sales and marketing and research and development activities necessary to allow us to service and support a higher level of business activity as we expanded into new industry and geographic markets. The increase in cash flows used in operating activities of approximately $6,148,000 is primarily a result of the addition of personnel, both employees and third-party consulting services. The decrease in cash flows used in investing activities of approximately $275,000 is primarily a result of a decrease in the purchase of equipment partially offset by the purchase of wireless spectrum licenses. The increase in cash provided by financing activities is primarily a result of the Company’s private placement of its common stock totaling $6,110,000, net of closing fees (see NOTE 9 in the accompanying consolidated financial statements for further details).

For a summary of our outstanding Notes Payable and Other Financing Agreements and Secured Promissory Note, see NOTES 7 and 8 in the accompanying consolidated financial statements.

Liquidity and Capital Resources

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. As of December 31, 2019, we had a stockholders’ deficit of approximately $12.4 million. At December 31, 2019, we had short-term and long-term borrowings outstanding of approximately $10.1 million and $0.5 million, respectively. As of December 31, 2019, we had cash of approximately $2.2 million and a working capital deficit of approximately $12.5 million.

Our future capital requirements will depend upon many factors, including progress with developing, manufacturing and marketing our technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, our ability to establish collaborative arrangements, marketing activities and competing technological and market developments, including regulatory changes and overall economic conditions in our target markets. Our ability to generate revenue and achieve profitability requires us to successfully market and secure purchase orders for our products from customers currently identified in our sales pipeline and to new customers as well. We also will be required to efficiently manufacturer and deliver equipment on those purchase orders. These activities, including our planned research and development efforts, will require significant uses of working capital through the end of 2020 and beyond. Based on our current operating plans, we believe that our existing cash at the time of this filing will only be sufficient to meet our anticipated operating needs through March 2020.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-K (“evaluation period”). As such, we have evaluated if cash on hand and cash generated through operating activities would be sufficient to sustain projected operating activities through March 13, 2021. We anticipate that our current resources will be insufficient to meet our cash requirements throughout the evaluation period, including funding anticipated losses and scheduled debt maturities. We expect to seek additional funds from a combination of dilutive and/or non-dilutive financings in the future. Because such transactions have not been finalized, receipt of additional funding is not considered probable under current accounting standards. If we do not generate sufficient cash flows from operations and obtain sufficient funds when needed, we expect that we would scale back our operating plan by deferring or limiting some, or all, of our capital spending, reducing our spending on travel, and/or eliminating planned headcount additions, as well as other cost reductions to be determined. Because such contingency plans have not been finalized (the specifics would depend on the situation at the time), such actions also are not considered probable for purposes of current accounting standards. Because, under current accounting standards, neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support its cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or non-dilutive financings. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements.

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

We base our estimates and judgments on our experience, our current knowledge, our beliefs of what could occur in the future, our observation of trends in the industry, information provided by our customers and information available from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: share-based compensation expense, income taxes, and impairment of long-lived assets.

Share-Based Compensation Expense. We calculate share-based compensation expense for option awards and certain warrant issuances (“Share-based Awards”) based on the estimated grant/issue date fair value using the Black-Scholes-Merton option pricing model (“Black-Sholes Model”) and recognize the expense on a straight-line basis over the vesting period, net of estimated forfeitures. We have not included an estimate for forfeitures due to our limited history and we revise based on actual forfeitures each period. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period of the Share-based Award in determining the fair value of Share-based Awards. Although we believe our assumptions used to calculate share-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

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

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The amendments in ASU 2018-07 expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company has elected to early adopt ASU 2018-07. The adoption of this pronouncement had no impact on our accompanying consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11 (“ASU 2017-11”), Earnings Per Share (“Topic 260”), Distinguishing Liabilities from Equity (“Topic 480”), and Derivatives and Hedging (“Topic 815”). ASU 2017-11 is intended to simplify the accounting for financial instruments with characteristics of liabilities and equity. Among the issues addressed are: (i) determining whether an instrument (or embedded feature) is indexed to an entity’s own stock; (ii) distinguishing liabilities from equity for mandatorily redeemable financial instruments of certain nonpublic entities; and (iii) identifying mandatorily redeemable non-controlling interests. ASU 2017-11 was effective for the Company on January 1, 2019. There was no material effect on the 2019 financial statements upon adoption.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”). ASU 2016-15 is intended to reduce the diversity in practice regarding how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. There was no material effect on the 2019 and 2018 financial statements upon adoption.

In February 2016, the FASB issued ASU 2016-02, Leases. This guidance requires lessees to record most leases on their balance sheet while recognizing expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard is effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. In July 2018, the FASB amended the new leases standard and issued ASU 2018-11, Leases, (Topic 842): Targeted Improvements to give entities another option for transition and to provide lessors with practical expedient. We adopted ASU 2016-02 on January 1, 2019 utilizing the alternative transition method allowed for under ASU 2018-11. Comparative financial information was not adjusted and will continue to be reported under ASC 840. We also elected the transition relief package of practical expedients and as a result we did not assess (1) whether existing or expired contracts contain leases, (2) lease classification for any existing or expired leases, and (3) whether lease origination costs qualified as initial direct costs. We elected the short-term lease practical expedient by establishing an accounting policy to exclude leases with a term of 12 month or less. We elected not to separate lease components from non-lease components for our specified asset classes. Additionally, the adoption of the new standard resulted in increased disclosure requirements in our quarterly and annual filings.

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod tax allocation and calculating income taxes in interim periods. ASU 2019-12 is applicable to all entities subject to income taxes. ASU 2019-12 provides guidance to minimize complexity in certain areas by introducing a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and guides whether to relate a step-up tax basis to a business combination or separate transaction. ASU 2019-12 changes the current guidance of making an intraperiod allocation, determining when a tax liability is recognized after a foreign entity investor transitions to or from equity method of accounting, accounting for tax law changes and year-to-date losses in interim periods, and determining how to apply income tax guidance to franchise taxes. The amendments ASU 2019-12 are effective for all public business entities for fiscal years beginning after December 15, 2020 and include interim periods. The guidance is effective for all other entities for fiscal years beginning after December 15, 2021 and for interim periods beginning after December 15, 2022. Early adoption is permitted. The Company is evaluating impact on our accompanying consolidated financial statements.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amends certain aspects of the Board’s new credit loss standard (ASC 326). ASU 2019-11 is applicable to companies that hold financial assets in the scope of the credit losses standard. FASB permits to include the following in estimate if expected credit losses: expected recoveries of financial assets previously written off and expected recoveries of financial assets with credit deterioration. The scope of guidance related to expected recoveries includes purchased financial assets with credit deterioration. ASU 2019-11 permits entities to record negative allowance when measuring expected credit losses for a purchased credit deteriorated financial asset and expected recoveries cannot exceed the aggregate amount previously written off or expected to be written off. When discounted cash flow method is not being used to estimate expected credit losses, expected recoveries cannot include any amounts in an acceleration of the noncredit discount. An entity may include increases in expected cash flows after acquisition. Early adoption is not permitted. The Company is evaluating impact on our accompanying consolidated financial statements.

In August 2018, the FASB issued ASU, 2018-13 that eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The FASB developed the amendments to ASC 820 as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. We are currently evaluating the effect of this guidance on our disclosures.

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

Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” “scheduled” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement.  Actual results, level of activity, performance, experience or achievements may differ materially from those expressed or implied by any forward-looking statement as a result of various important factors, including our critical accounting policies and risks and uncertainties relating, among other things, to:

●	our ability to obtain additional financing on reasonable terms, or at all;

●	our ability to repay our indebtedness;

●	the accuracy of our estimates regarding expenses, costs, future revenues, uses of cash and capital requirements;

●	the market acceptance of our wireless connection products and the IEEE 802.16s standard and IEEE 802.16t standard;

●	our ability to develop future generations of our current products;

●	our ability to generate significant revenues and achieve profitability;

●	our ability to successfully commercialize our current and future products, including their rate and degree of market acceptance;

●	our ability to attract and retain key scientific or management personnel and to expand our management team;

●	our ability to establish licensing, collaboration or similar arrangements on favorable terms and our ability to attract collaborators with development, regulatory and commercialization expertise;

●	our ability to manage the growth of our business;

●	the success of our strategic partnerships with third parties;

●	expenditures not resulting in commercially successful products;

●	our outreach to global markets;

●	our commercialization, marketing and manufacturing capabilities and strategy;

●	our ability to expand, protect and maintain our intellectual property position;

●	the success of competing third-party products;

●	our ability to fully remediate our identified internal control material weaknesses;

●	regulatory developments in the United States and other countries; and

●	our ability to comply with regulatory requirements relating to our business, and the costs of compliance with those requirements, including those on data privacy and security.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

Item 8.	Financial Statements and Supplementary Data.

Financial statements begin on page F-1 following this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ondas Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ondas Holdings Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Somerset, NJ

March 13, 2020

ONDAS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$2,153,028	$1,129,863
Accounts receivable, net	20,212	30,440
Inventory, net	427,516	347,945
Other current assets	700,599	533,481
Total current assets	3,301,355	2,041,729

Property and equipment, net	252,246	502,146

Other Assets:
Operating lease right of use assets	331,419	-
Licenses	200,000	-
Intangible assets, net	126,344	53,288
Lease deposits	52,152	49,376
Deferred offering costs	-	14,982
Total other assets	429,561	117,646
Total assets	$4,263,516	$2,661,521

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,322,198	$1,111,929
Operating lease liabilities	489,407	-
Accrued expenses and other current liabilities	3,141,649	2,188,271
Secured promissory note, net of debt discount of $252,933 and $72,038, respectively	10,106,895	10,063,208
Notes payable	-	3,882,868
Total current liabilities	16,060,149	17,246,276

Long-Term Liabilities:
Notes payable	539,921	300,000
Accrued interest	41,239	-
Operating lease liabilities, net of current	52,449	-
Total long-term liabilities	633,609	300,000
Total liabilities	16,693,758	17,546,276

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.0001; 10,000,000 shares authorized	-	-
Common stock - par value $0.0001; 350,000,000 shares authorized; 59,268,085 and 50,463,732 issued and outstanding, respectively	5,927	5,046
Additional paid in capital	39,335,498	17,491,734
Accumulated deficit	(51,771,667)	(32,381,535)
Total stockholders’ deficit	(12,430,242)	(14,884,755)
Total liabilities and stockholders’ deficit	$4,263,516	$2,661,521

The accompanying footnotes are an integral part of these consolidated financial statements.

ONDAS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018
Revenues, net	$320,383	$190,029
Cost of goods sold	79,126	39,365
Gross profit	241,257	150,664

Operating expenses:
General and administration	4,792,867	2,611,992
Sales and marketing	5,403,901	2,897,703
Research and development	5,416,425	3,076,502
Total operating expense	15,613,193	8,586,197

Operating loss	(15,371,936)	(8,435,533)

Other income (expense)
Interest expense	(2,929,369)	(2,663,645)
Impairment of deferred offering costs and financing costs associated with canceled financing efforts	(919,950)	-
Change in fair value of derivative liability	-	(975,902)
Loss on disposal of fixed assets	(183,431)	-
Loss on extinguishment of debt	-	(44,353)
Interest income	1,863	18,147
Other income	12,691	4,422
Total other income (expense)	(4,018,196)	(3,661,331)

Loss before provision for income taxes	(19,390,132)	(12,096,864)

Provision for income taxes	-	-

Net loss	$(19,390,132)	$(12,096,864)

Net loss per share - basic and diluted	$(0.37)	$(0.42)

Weighted average number of common shares outstanding - basic and diluted	52,704,911	28,528,060

The accompanying footnotes are an integral part of these consolidated financial statements.

ONDAS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	50,463,732	$5,046	$17,491,734	$(32,381,535)	$(14,884,755)
Stock-based compensation	-	-	938,052	-	938,052
Shares issued in private placement, net of costs	2,885,600	289	6,109,433	-	6,109,722
Shares issued in exchange for debt	5,798,753	580	14,496,291	-	14,496,871
Shares issued for extension of debt	120,000	12	299,988	-	300,000
Net loss	-	-	-	(19,390,132)	(19,390,132)
Balance, December 31, 2019	59,268,085	$5,927	$39,335,498	$(51,771,667)	$(12,430,242)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	16,797,744	$1,679	$12,361,205	$(20,284,671)	$(7,921,787)
Issuance of shares in private placement	6,648,586	665	4,031	-	4,696
Issuance of shares in debt conversion	2,017,402	202	4,002,816	-	4,003,018
Reclassification of derivative liability	-	-	1,141,995	-	1,141,995
Purchase and retirement of common stock	(32,600,000)	(3,260)	-	-	(3,260)
Effect of merger and recapitalization pursuant to execution of Agreement and Plan of Merger and Reorganization	57,600,000	5,760	(18,313)	-	(12,553)
Net loss	-	-	-	(12,096,864)	(12,096,864)
Balance, December 31, 2018	50,463,732	$5,046	$17,491,734	$(32,381,535)	$(14,884,755)

The accompanying footnotes are an integral part of these consolidated financial statements.

ONDAS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(19,390,132)	$(12,096,864)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	143,459	54,946
Allowance for doubtful accounts	-	(7,914)
Amortization of debt discount and deferred financing costs	119,105	835,849
Amortization of intangible assets	1,055	194
Amortization of right of use assets	(81,659)	-
Impairment of operating lease	292,095	-
Impairment of deferred offering and financing costs	82,332	-
Accreted interest	224,582	-
Stock-based compensation	938,052	-
Loss on disposal of fixed assets	183,431	-
Loss on conversion of debt	-	31,943
Change in fair value of derivative liability	-	975,902
Changes in operating assets and liabilities:
Accounts receivable	10,228	9,329
Inventory	(79,591)	(174,624)
Other current assets	(167,192)	(477,937)
Accounts payable	1,210,269	(44,359)
Accrued expenses and other current liabilities	1,849,581	2,376,272
Net cash flows used in operating activities	(14,664,385)	(8,517,263)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of licenses	(200,000)	-
Purchase of equipment	(77,936)	(544,236)
Patent costs	(74,111)	(53,482)
Deposits	(2,775)	(31,965)
Net cash flows used in investing activities	(354,822)	(629,683)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from secured promissory note	10,000,000	9,875,000
Payments for deferred offering costs	(67,350)	-
Proceeds from convertible notes payable	-	100,000
Proceeds from sale of common stock, net of costs	6,109,722	4,696
Repayment of advances from related party	-	(155,645)
Purchase and retirement of common stock	-	(3,260)
Net cash flows provided by financing activities	16,042,372	9,820,791

Increase in cash and cash equivalents	1,023,165	673,845
Cash and cash equivalent, beginning of year	1,129,863	456,018
Cash and cash equivalents, end of year	$2,153,028	$1,129,863

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$1,038,246	$979,167
Cash paid for income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Debt exchanged for common stock	$14,496,871	$-
Accrued interest converted to debt	$230,565	$17,310
Increase in debt for non cash interest	$-	$135,246
Derivative liability	$-	$1,141,995

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

We have two wholly owned subsidiaries, Ondas Networks Inc., a Delaware corporation, which is our operating company, and FS Partners (Cayman) Limited, a Cayman Islands limited liability company. We have two majority owned subsidiaries, Full Spectrum Holding Limited, a Cayman Islands limited liability company, and Ondas Network Limited, a company registered to do business in China. Full Spectrum Holding Limited owns 100% of Ondas Network Limited. Both FS Partners (Cayman) Limited and Full Spectrum Holding Limited were formed for the purpose of beginning operations in China. As of December 31, 2019, we revised our business strategy and are in the process of dissolving our Cayman Islands and China-affiliated subsidiaries.

Ondas Networks’ wireless networking products are applicable to a wide range of mission critical operations that require secure communications over large geographic areas. We provide wireless connectivity solutions enabling mission-critical Industrial Internet applications and services. We refer to these applications as the Mission-Critical Internet of Things (MC-IoT).

We design, develop, manufacture, sell and support FullMAX, our multi-patented, state-of-the-art, point-to-multipoint, Software Defined Radio (SDR) platform for secure, licensed, private, wide-area broadband networks. Our customers purchase FullMAX system solutions to deploy wide-area intelligent networks (WANs) for smart grids, smart pipes, smart fields and other mission critical network that need internet protocol connectivity. We sell our products and services globally through a direct sales force and value-added sales partners to critical infrastructure providers including electric and gas utilities, water and wastewater utilities, oil and gas producers and pipeline operators, and for other critical infrastructure applications in areas such as homeland security and defense, and transportation. In addition, our FullMAX platform will be deployed to provide command and control connectivity solutions for drones and unmanned aerial systems (UAS).

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

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. As of December 31, 2019, we had an stockholders’ deficit of approximately $12.4 million. At December 31, 2019, we had short-term and long-term borrowings outstanding of approximately $10.1 million and $0.5 million, respectively. As of December 31, 2019, we had cash of approximately $2.2 million and a working capital deficit of approximately $12.8 million.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our future capital requirements will depend upon many factors, including progress with developing, manufacturing and marketing our technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, our ability to establish collaborative arrangements, marketing activities and competing technological and market developments, including regulatory changes and overall economic conditions in our target markets. Our ability to generate revenue and achieve profitability requires us to successfully market and secure purchase orders for our products from customers currently identified in our sales pipeline and to new customers as well. We also will be required to efficiently manufacturer and deliver equipment on those purchase orders. These activities, including our planned research and development efforts, will require significant uses of working capital through the end of 2020 and beyond. Based on our current operating plans, we believe that our existing cash at the time of this filing will only be sufficient to meet our anticipated operating needs through March 2020.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-K (“evaluation period”). As such, we have evaluated if cash on hand and cash generated through operating activities would be sufficient to sustain projected operating activities through March 13, 2021. We anticipate that our current resources will be insufficient to meet our cash requirements throughout the evaluation period, including funding anticipated losses and scheduled debt maturities. We expect to seek additional funds from a combination of dilutive and/or nondilutive financings in the future. Because such transactions have not been finalized, receipt of additional funding is not considered probable under current accounting standards. If we do not generate sufficient cash flows from operations and obtain sufficient funds when needed, we expect that we would scale back our operating plan by deferring or limiting some, or all, of our capital spending, reducing our spending on travel, and/or eliminating planned headcount additions, as well as other cost reductions to be determined. Because such contingency plans have not been finalized (the specifics would depend on the situation at the time), such actions also are not considered probable for purposes of current accounting standards. Because, under current accounting standards, neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support its cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or non-dilutive financings. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries Ondas Networks and FS Partners and our majority owned subsidiaries, Full Spectrum Holding and Ondas Network Limited. All significant inter-company accounts and transactions between these entities have been eliminated in these historical consolidated financial statements.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

We consider all highly liquid instruments with an original maturity of three months or less, as well as deposits in financial institutions, to be cash and cash equivalents. As of December 31, 2019 and 2018, we had no cash equivalents.

Trade Accounts Receivable

Accounts receivable are stated at a gross invoice amount less an allowance for doubtful accounts. We estimate allowance for doubtful accounts by evaluating specific accounts where information indicates our customers may have an inability to meet financial obligations, such as customer payment history, credit worthiness and receivable amounts outstanding for an extended period beyond contractual terms. We use assumptions and judgment, based on the best available facts and circumstances, to record an allowance to reduce the receivable to the amount expected to be collected. These allowances are evaluated and adjusted as additional information is received. We had no allowance for doubtful accounts as of December 31, 2019 and 2018.

Inventory

Inventories, which consist solely of equipment components, are stated at the lower of cost (first-in, first-out) or net realizable value, net of reserves for obsolete inventory. We continually analyze our slow-moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. As of December 31, 2019 and 2018, we determined that no such reserves were necessary.

Inventory consists of the following:

	Years Ended December 31,
	2019	2018
Raw material	$372,101	$307,947
Finished goods	55,415	39,998
Total inventory	$427,516	$347,945

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Software

Costs incurred internally in researching and developing a software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to production. There were no capitalized software costs at December 31, 2019 and 2018.

Impairment of Long-Lived Assets

Long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows is less than its carrying value. The amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Based upon our evaluation, there were no impairments of long-lived assets required during the years ended December 31, 2019 and 2018.

Patents

We have adopted the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 350, Intangibles - Goodwill and Other (“ASC 350”). Capitalized patent costs, net of accumulated amortization, includes legal costs incurred for patent applications. In accordance with ASC 350, once a patent is granted, we amortize the capitalized patent costs over the remaining life of the patent using the straight-line method. If the patent is not granted, we write-off any capitalized patent costs at that time. We review intangible assets for impairment annually or when events or circumstances indicate that their carrying amount may not be recoverable. (See NOTE 5 for further details).

Research and Development

Costs for research and development are expensed as incurred. Research and development expense consists primarily of salaries, salary related expenses and costs of contractors and materials.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2019 and 2018, we had no instruments requiring a fair value determination.

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the years ended December 31, 2019 and 2018:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	December 31,
	2019	2018
Balance, beginning of period	$-	$(166,093)
Issuances of derivative liability	-	-
Reclassification to additional paid in capital	-	1,141,995
Change in fair value of derivative liability	-	(975,902)
Balance, end of period	$-	$-

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

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ deficit as a reduction of additional paid-in capital generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statement of operations. In accordance with this policy, for the years ended December 31, 2019 and 2018, the Company expensed financing costs of $919,950 and $0, respectively.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet risk such as foreign exchange contracts, option contracts, or other hedging arrangements.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the products or services promised within each contract and determines those that are performance obligations and assesses whether each promised product or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue. For the years ended December 31, 2019 and 2018, none of our contracts with customers included variable consideration.

Contracts that are modified to account for changes in contract specifications and requirements are assessed to determine if the modification either creates new or changes the existing enforceable rights and obligations. Generally, contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. For the years ended December 31, 2019 and 2018, there were no modifications to contract specifications.

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

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Service revenue is comprised of separately priced extended warranty sales, network support and maintenance, remote monitoring, as well as ancillary services directly related to the sale of the Company’s wireless communications products including wireless network design, systems engineering, radio frequency planning, software configuration, product training, installation, and onsite support. The extended warranty sold by the Company provides a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage. The extended warranty includes 1) factory hardware repair or replacement, at our election, of the base station and remote radios, 2) software upgrades, bug fixes and new features of the radio software and NMS, 3) deployment and network architecture support, and 4) technical support by phone and email. Extended warranty, network support and maintenance, and remote monitoring revenues are recognized ratably over the term of the service contract. Ancillary service revenues are recognized at the point in time when those services have been provided to the customer and the performance obligation has been satisfied. With respect to extended warranty sales and remote monitoring, the Company applies the input method using straight-line recognition.

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

Disaggregation of Revenue

The following tables present our disaggregated revenues by Type of Revenue and Timing of Revenue.

	Years Ended December 31,
	2019	2018
Type of Revenue
Product revenue	$212,905	$125,664
Service revenue	107,478	64,365
Total revenue	$320,383	$190,029

	Years Ended December 31,
	2019	2018
Timing of Revenue
Revenue recognized point in time	$281,333	$147,863
Revenue recognized over time	39,050	42,166
Total revenue	$320,383	$190,029

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Assets and Liabilities

We recognize a receivable or contract asset when we perform a service or transfer a good in advance of receiving consideration. A receivable is recorded when our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. A contract asset is recorded when our right to consideration in exchange for good or services that we have transferred to a customer is conditional on something other than the passage of time. We did not have any contract assets recorded at December 31, 2019 and 2018.

We recognize a contract liability when we receive consideration, or if we have the unconditional right to receive consideration, in advance of satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. The table below details the activity in our contract liabilities during the years ended December 31, 2019 and 2018, and the balance at the end of each year is reported as deferred revenue in the Company’s consolidated balance sheet.

	Years Ended December 31,
	2019	2018
Balance, beginning of year	$20,631	$30,690
Additions	20,826	32,106
Transfer to revenue	(39,050)	(42,166)
Balance, end of year	$2,467	$20,631

Warranty Reserve

We provide a limited one-year assurance-type warranty on our software and hardware products. The assurance-type warranty covers defects in material and wordsmanship only. If a warranted software or hardware component is determined to be defective after being tested by the Company, the Company will repair, replace or refund the price of the covered hardware and/or software to the customer (not including any shipping, handling, delivery or installation charges). We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance-type warranties and has determined that the estimated outstanding warranty obligation at December 31, 2019 and 2018 is immaterial to the Company’s financial statements.

Accounting Standard Update 2016-02, Leases

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. During 2019, the Company had operating leases primarily consisting of two office space leases in Sunnyvale, CA and one in Chengdu, Sichuan Province, People’s Republic of China (the “Chengdu Lease”). Lease costs were approximately $475,000 for the year ended December 31, 2019. In December 2019, in conjunction with the closure of Ondas Networks Limited, the Chengdu Lease was terminated. Our remaining lease terms range from 12 to 14 months. There was no sublease rental income for the year ended December 31, 2019. In January 2020, the Company entered into a sublease rental agreement for one of its leases in Sunnyvale, CA. See NOTE 13 for further details.

Leases with an initial term of twelve months or less are not recorded on the balance sheet. For lease agreements entered into or reassessed after the adoption of Topic 842, we combine the lease and non-lease components in determining the lease liabilities and right of use (“ROU”) assets.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on December 31, 2018 for all leases that commenced prior to that date.

Lease Costs

Year ended December 31, 2019
Components of total lease costs:
Operating lease expense	$593,707
Short-term lease costs (1)	46,575
Total lease costs	$640,282

(1)	Represents short-term leases which are immaterial.

Lease Positions as of December 31, 2019

ROU lease assets and lease liabilities for our operating leases were recorded in the consolidated balance sheet as follows:

As of December 31, 2019
Assets:
Operating lease assets	$331,419
Total lease assets	$331,419

Liabilities:
Operating lease liabilities, current	$489,406
Operating lease liabilities, net of current	52,449
Total lease liabilities	$541,855

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating lease	1.1
Weighted average discount rate – operating lease	14%

Cash Flows

Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$570,568

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet as of December 31, 2019, as follows:

Years ending December 31,
2020	$531,166
2021	57,153
Thereafter	-
Total future minimum lease payments	588,319
Lease imputed interest	(46,464)
Total	$541,855

In March 2019, one of our long-term operating leases was abandoned and the likelihood of entering into a sublease agreement for the property was minimal; therefore, the Right to Use Asset value of $259,962 was considered impaired and the amount was charged to asset impairment on the accompanying unaudited condensed consolidated financial statements.

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

The following potentially dilutive securities for the years ended December 31, 2019 and 2018 have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	Years Ended December 31,
	2019	2018
Warrants to purchase common stock	4,771,417	-
Options to purchase common stock	675,000	-
Restricted stock purchase offers	383,478	-
Convertible debt	-	140,678
Total potentially dilutive securities	5,829,895	140,678

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

Credit is extended to customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintain an allowance for doubtful accounts and sales credits.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Customers

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue.

The table below sets forth the Company’s customers that accounted for greater than 10% of its revenues for the years ended December 31, 2019 and 2018, respectively:

	Years Ended December 31,
Customer	2019	2018
A	45%	17%
B	18%	76%
C	36%	0%

100% of the Company’s accounts receivable balance at December 31, 2019 was held by a customer with less than 5% of the Company’s revenue for the year ended December 31, 2019.

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The amendments in ASU 2018-07 expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company has elected to early adopt ASU 2018-07. The adoption of this pronouncement had no impact on our accompanying consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11 (“ASU 2017-11”), Earnings Per Share (“Topic 260”), Distinguishing Liabilities from Equity (“Topic 480”), and Derivatives and Hedging (“Topic 815”). ASU 2017-11 is intended to simplify the accounting for financial instruments with characteristics of liabilities and equity. Among the issues addressed are: (i) determining whether an instrument (or embedded feature) is indexed to an entity’s own stock; (ii) distinguishing liabilities from equity for mandatorily redeemable financial instruments of certain nonpublic entities; and (iii) identifying mandatorily redeemable non-controlling interests. ASU 2017-11 was effective for the Company on January 1, 2019. There was no material effect on the 2019 financial statements upon adoption.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”). ASU 2016-15 is intended to reduce the diversity in practice regarding how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. There was no material effect on the 2019 and 2018 financial statements upon adoption.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases. This guidance requires lessees to record most leases on their balance sheet while recognizing expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard is effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. In July 2018, the FASB amended the new leases standard and issued ASU 2018-11, Leases, (Topic 842): Targeted Improvements to give entities another option for transition and to provide lessors with practical expedient. We adopted ASU 2016-02 on January 1, 2019 utilizing the alternative transition method allowed for under ASU 2018-11. Comparative financial information was not adjusted and will continue to be reported under ASC 840. We also elected the transition relief package of practical expedients and as a result we did not assess (1) whether existing or expired contracts contain leases, (2) lease classification for any existing or expired leases, and (3) whether lease origination costs qualified as initial direct costs. We elected the short-term lease practical expedient by establishing an accounting policy to exclude leases with a term of 12 month or less. We elected not to separate lease components from non-lease components for our specified asset classes. Additionally, the adoption of the new standard resulted in increased disclosure requirements in our quarterly and annual filings.

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

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod tax allocation and calculating income taxes in interim periods. ASU 2019-12 is applicable to all entities subject to income taxes. ASU 2019-12 provides guidance to minimize complexity in certain areas by introducing a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and guides whether to relate a step-up tax basis to a business combination or separate transaction. ASU 2019-12 changes the current guidance of making an intraperiod allocation, determining when a tax liability is recognized after a foreign entity investor transitions to or from equity method of accounting, accounting for tax law changes and year-to-date losses in interim periods, and determining how to apply income tax guidance to franchise taxes. The amendments ASU 2019-12 are effective for all public business entities for fiscal years beginning after December 15, 2020 and include interim periods. The guidance is effective for all other entities for fiscal years beginning after December 15, 2021 and for interim periods beginning after December 15, 2022. Early adoption is permitted. The Company is evaluating impact on our accompanying consolidated financial statements.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amends certain aspects of the Board’s new credit loss standard (ASC 326). ASU 2019-11 is applicable to companies that hold financial assets in the scope of the credit losses standard. FASB permits to include the following in estimate if expected credit losses: expected recoveries of financial assets previously written off and expected recoveries of financial assets with credit deterioration. The scope of guidance related to expected recoveries includes purchased financial assets with credit deterioration. ASU 2019-11 permits entities to record negative allowance when measuring expected credit losses for a purchased credit deteriorated financial asset and expected recoveries cannot exceed the aggregate amount previously written off or expected to be written off. When discounted cash flow method is not being used to estimate expected credit losses, expected recoveries cannot include any amounts in an acceleration of the noncredit discount. An entity may include increases in expected cash flows after acquisition. Early adoption is not permitted. The Company is evaluating impact on our accompanying consolidated financial statements.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2018, the FASB, issued ASU, 2018-13 that eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The FASB developed the amendments to ASC 820 as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. We are currently evaluating the effect of this guidance on our disclosures.

NOTE 3 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	Years Ended December 31,
	2019	2018
Advances for raw material purchases	$450,691	$-
Other prepaid expenses	105,013	40,654
Prepaid insurance	85,201	102,743
Prepaid marketing costs	31,579	125,525
Deposits	28,115	31,965
Miscellaneous receivables	-	44,294
Prepaid financing costs	-	188,300
Total other current assets	$700,599	$533,481

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Years Ended December 31,
	2019	2018
Leasehold improvements	$58,613	$256,920
Vehicle	149,916	143,560
Furniture and fixtures	93,464	132,088
Test equipment	20,493	-
Computer equipment	109,509	87,087
Software	67,287	61,287
	499,282	680,942
Less: accumulated depreciation	(247,036)	(178,796)
Total property and equipment	$252,246	$502,146

Depreciation expense for the years ended December 31, 2019 and 2018 was $143,459 and $54,946, respectively.

NOTE 5 – INTANGIBLE ASSETS

Our intangible assets include patent costs totaling $127,593 less amortization of patent costs of $1,249 at December 31, 2019. Our intangible assets include patent costs totaling $53,482 less amortization of patent costs of $194 at December 31, 2018.

Estimated amortization expense for the next five years for the patent cost currently being amortized is as follows:

Year Ending December 31,	Estimated Amortization
2020	$1,252
2021	$1,252
2022	$1,252
2023	$1,252
2024	$1,252

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	Years Ended December 31,
	2019	2018
Accrued payroll and other benefits	$2,094,536	$1,659,577
Accrued interest	437,569	138,605
Deferred revenue	378,850	20,631
Accrued professional fees	104,602	126,384
Other accrued expenses	67,848	-
D&O insurance financing payable	33,660	52,530
Accrued rent and facilities costs	24,584	160,544
Accrued travel and entertainment	-	30,000
Total accrued expenses and other current liabilities	$3,141,649	$2,188,271

NOTE 7 – NOTES PAYABLE AND OTHER FINANCING AGREEMENTS

July 31, 2019 Amendment

In August 2019, effective as of July 31, 2019, the Company and certain lenders entered into amendments to their respective debt agreements and promissory notes (the “July 31, 2019 Amendment”) wherein one lender extended the maturity date on its loan to September 30, 2021 (the “September 2021 Extended Lender”) (described more fully below), and the remaining lenders extended the maturity date of their loans to October 31, 2019. In addition to extending the maturity dates of the instruments to October 31, 2019, the lenders agreed that if the Company completes an equity offering of not less than $8,000,000 (subsequently reduced to $5,000,000 effective on September 6, 2019) on or before the maturity date, at or at less than a specified offering price per security, the lenders shall extinguish their indebtedness in exchange for securities of the Company upon the same terms and conditions of the investors in such equity offering, provided Energy Capital LLC (“Energy Capital”) participates in an extinguishment of all the indebtedness owed to it under the Energy Capital Loan and Security Agreement (See NOTE 8 for further details) in such equity offering.

Loan Agreements

In October 2007, Ondas Networks entered into a 6% per annum loan agreement, as amended, with a lender in the amount of $550,000 in connection with the issuance of common stock of Ondas Networks (the “October 2007 Loan”); however, the October 2007 Loan was not memorialized. The October 2007 Loan has been amended several times through June 30, 2019 (the “Amended October 2007 Loan”). Effective July 31, 2019, Ondas Networks further amended the Amended October 2007 Loan, as described above under the July 31, 2019 Amendment. On September 27, 2019, the lender exchanged $610,346 of principal and interest for 244,139 Units (see NOTE 9 for additional details). Pursuant to the terms of the July 31, 2019 Amendment, the outstanding principal and interest at September 27, 2019 was extinguished. The outstanding principal balance of the Amended October 2007 Loan at December 31, 2018 was $567,310.

On December 31, 2013, Ondas Networks entered into a 10% per annum Promissory Note, as amended, with a lender in the amount of $250,000, of which $25,000 was repaid in February 2015 (the “December 2013 Note”). The original maturity of the December 2013 Note was December 31, 2014. On November 1, 2014, Ondas Networks entered into a Loan Agreement, as amended, with the Lender in the amount of $210,000. (the “November 2014 Loan”). The original maturity of the November 2014 Loan was March 16, 2015. The December 2013 Note and the November 2014 Loan have been amended several times and a portion of each note has been assigned through June 30, 2019 (the “Amended December 2013 Note” and Amended November 2014 Loan”, respectively). Effective July 31, 2019, Ondas Networks further amended the Amended December 2013 Note and Amended November 2014 Loan, as described above under the July 31, 2019 Amendment. On September 27, 2019, the lenders exchanged $586,181 of principal and interest for 234,473 Units (see NOTE 9 for additional details). Pursuant to the terms of the July 31, 2019 Amendment, the outstanding principal and interest at September 27, 2019 was extinguished. The outstanding principal balance of the Amended December 2013 Note and the Amended November 2014 Loan at December 31, 2018 was $285,679 and $259,170, respectively.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 1, 2015, Ondas Networks entered into a 10% per annum Loan Agreement, as amended, with two individuals in the amount of $50,000 (the “April 2015 Note”). The original maturity of the April 2015 Note was July 1, 2015. The April 2015 Note has been amended several times through June 30, 2019 (the “Amended April 2015 Note”). Effective July 31, 2019, Ondas Networks further amended the Amended April 2015 Note, as described above under the July 31, 2019 Amendment. On September 27, 2019, the lender exchanged $71,556 of principal and interest for 28,623 Units (see NOTE 9 for additional details). Pursuant to the terms of the July 31, 2019 Amendment, the outstanding principal and interest at September 27, 2019 was extinguished. The outstanding principal balance of the April 2015 Note at December 31, 2018 was $66,511.

Financing Agreement

On November 3, 2016, Ondas Networks entered into a Purchase Order Financing Agreement with an accompanying 20% per annum Promissory Note, as amended, with an individual in the amount of $250,000 (the “November 2016 Note”). The original maturity of the November 2016 Note was the earlier of the payment of the purchase order for which the loan was advanced or 180 days after issuance. On December 20, 2016, Ondas Networks entered into a second Purchase Order Financing Agreement with an accompanying 10% per annum Promissory Note, as amended, with the same individual in the amount of $100,000 (the “December 2016 Note”). The original maturity of the December 2016 Note was the earlier of the payment of the purchase order for which the loan was advanced or 180 days after issuance. The November 2016 Note and the December 2016 Note have been amended several times through June 30, 2019 (the “Amended November 2016 Note” and Amended December 2016 Note”, respectively). Effective July 31, 2019, Ondas Networks further amended the Amended November 2016 Note and Amended December 2016 Note, as described above under the July 31, 2019 Amendment. On September 27, 2019, the lender exchanged $433,131 of principal and interest for 173,252 Units (see NOTE 9 for additional details). Pursuant to the terms of the July 31, 2019, Amendment the outstanding principal and interest at September 27, 2019 was extinguished. The outstanding principal balance of the Amended November 2016 and Amended December 2016 Note at December 31, 2018 was $319,530 and $113,601, respectively.

On February 28, 2014, Ondas Networks entered into a Purchase Order Financing Agreement (the “Financing Agreement”) with a lender. Interest on the Financing Agreement accrued at 30% per annum for the first 104 days and at 51% per annum thereafter. Between June 2014 and January 2015, Ondas Networks received an aggregate of $660,000 of which $285,000 was repaid. The Financing Agreement has been amended several times through June 30, 2019 (the “Amended Financing Agreement”). Effective July 31, 2019, Ondas Networks further amended the Amended Financing Agreement, as described above under the July 31, 2019 Amendment. On September 27, 2019, the lender exchanged $1,030,593 of principal and interest for 412,238 Units (see NOTE 9 for additional details). Pursuant to the terms of the July 31, 2019 Amendment, the outstanding principal and interest at September 27, 2019 was extinguished. The outstanding principal balance of the Amended Financing Agreement at December 31, 2018 was $957,925.

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

In December 2015, pursuant to the terms of security purchase agreements entered into in connection with the Private Placement, Ondas Networks completed the sale of an aggregate of $325,000 in Private Placement Notes to Private Placement Noteholders, of which $25,000 was repaid during 2017, and issued them Private Placement Warrants to purchase an aggregate of 81,250 shares of common stock of Ondas Networks, with a term of ten years, at an exercise price of $2.00 and a fair value of $63,398. Between February and July 2016, pursuant to the terms of such security purchase agreements, Ondas Networks completed the sale of an aggregate of $925,000 in Private Placement Notes to Private Placement Noteholders and issued them Private Placement Warrants to purchase an aggregate of 231,250 shares of Ondas Networks common stock, with a term of ten years, at an exercise price of $2.00 and a fair value of $168,678. As of January 1, 2018, the Private Placement Warrants for the 312,500 shares of Ondas Networks common stock were surrendered to Ondas Networks in exchange for participation in a private placement of Ondas Networks’ shares dated April 13, 2018.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Private Placement Notes have been amended several times through June 30, 2019 (the “Amended Private Placement Notes”). Effective July 31, 2019, Ondas Networks further amended the Amended Private Placement Notes, wherein (i) the September 2021 Extended Lender agreed to transfer all accrued and unpaid interest through July 31, 2019 in the amount of $1,983 to principal, to extend the maturity date to September 30, 2021, and to accrue interest from the date of the extension to the maturity date and (ii) all other lender agreements were amended as described above under the July 31, 2019 Amendment. On September 27, 2019, the lenders, excluding the September 2021 Extended Lender, exchanged $1,201,960 of principal and interest for 480,786 Units (see NOTE 9 for additional details). Pursuant to the terms of the July 31, 2019 Amendment, the outstanding principal and interest at September 27, 2019 was extinguished. The aggregate outstanding principal balance of the Amended Private Placement Notes at December 31, 2019 and 2018 was $239,921 and $1,343,682, respectively.

Convertible Promissory Notes

During 2017, Ondas Networks and certain entities and individuals entered into convertible promissory notes defined herein as (i) notes with mutual conversion preferences (“Group 1 Notes”) and (ii) notes with unilateral conversion preferences (“Group 2 Notes”).

On July 11, 2018, the Ondas Networks board of directors approved certain changes to the outstanding convertible promissory notes. The action approved changes to the Group 2 Notes to match the Group 1 Notes and authorized the issuance of a Security Holder Consent Agreement wherein each holder of a Group 2 Note would agree to the change. The changes modified the conversion option for the Group 2 Notes which resulted in a loss on extinguishment of debt in the amount of $44,348 and caused the derivative liability related to the Group 2 Notes to cease to exist and be classified as additional paid in capital at its fair value on July 11, 2018 in the amount of $1,141,995.

On September 28, 2018, in conjunction with the Merger Agreement discussed in NOTE 1, the holders of Group 1 Notes and all but one holder of Group 2 Notes converted their outstanding convertible promissory notes into an aggregate of 2,017,402 Company Shares. At both December 31, 2019 and 2018, the total outstanding balance of the remaining convertible promissory note (the “Note”) was $300,000. The maturity date of the Note is based on the payment of 0.6% of quarterly gross revenue until 1.5 times the amount of the Note is paid. On September 27, 2019, the holder of the Note was granted a warrant to purchase 140,678 shares of common stock of the Company. The fair value of this warrant was recorded as financing costs on the accompanying condensed consolidated financial statements. See NOTE 9 for further details.

Notes payable and other financing consists of:

	Years Ended December 31,
	2019	2018
Short Term:
Loan Agreements	$-	$1,178,670
Financing Agreement	-	1,360,516
Promissory Notes	-	1,343,682
	$-	$3,882,868

Long Term:
Promissory Note	$239,921	$-
Convertible Promissory Note	300,000	300,000
	$539,921	$300,000

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SECURED PROMISSORY NOTES

Steward Capital Holdings LP

On March 9, 2018, we entered into a loan and security agreement (the “Agreement”) with Steward Capital Holdings LP (the “Steward Capital”) wherein Steward Capital made available to us a loan in the aggregate principal amount of up to $10,000,000 (the “Loan”). On March 9, 2018, the Company and Steward Capital, pursuant to the Agreement, entered into a Secured Term Promissory Note for $5,000,000, having a maturity date of September 9, 2019 (“Tranche A”). The Note bears interest at a per annum rate equal to the greater of (a) 11.25% or (b) 11.25% plus the Prime Rate, less, 3.25%. The Agreement also includes payments of $25,000 in loan commitment fees and $100,000 (1%) of the funding in loan facility charges. The loan commitment fees and $50,000 in loan facility charges associated with Tranche A were recorded as debt discount and amortized over the life of the loan. There is also an end of term charge of $250,000. The end of term charge is being recorded as accreted costs over the term of the loan. The Note is secured by substantially all of the assets of the Company.

On October 9, 2018, the Company and Steward Capital, pursuant to the Agreement, entered into a second Secured Term Promissory Note for $5,000,000 having a maturity date of April 9, 2020 (the “Second Note”) to complete the Agreement for $10,000,000. The Second Note bears interest at a per annum rate equal to the greater of (a) 11.25% or (b) 11.25% plus the Prime Rate, less, 3.25%. Pursuant to the terms of the Agreement, the Company is required to pay a $50,000 loan facility charge.

On June 18, 2019, the Company and Steward Capital entered into a letter of agreement to amend the Loan and Security Agreement (the “First Amendment”) to (i) extend and amend the Maturity Date, as defined in Section 1.1 of the Agreement, to read in its entirety “means September 9, 2020”; (ii) waive the repayment requirement to Steward Capital under Section 2.3 of the Agreement, in connection with the then proposed public offering of the Company as described in the Company’s Registration Statement on Form S-1, as amended, originally filed on April 12, 2019, and (iii) waive the restriction by Steward Capital on the prepayment of Indebtedness under Section 7.4 of the Agreement. In connection with the waivers, extension and amendment, the Company agreed to pay to Steward Capital, upon the earlier of (a) the completion of the public offering as set forth in Section 2.3 of the Agreement and (b) ten (10) days following the Company’s receipt of Steward’s written demand therefor, a fee equal to three percent (3%) of the current outstanding principal balance of the Loan (as defined in the Agreement), neither of which have occurred at the time of this filing. The Company concluded that the modifications created by the First Amendment resulted in a troubled debt restructuring under Accounting Standard Codification—Debt (Topic 470) as it was determined that a concession was granted by Steward Capital. However, as the future payments to be made subsequent to the modification are greater than the carrying value at the time of the modification, no gain or loss was required to be recognized on the troubled debt restructuring. As the difference between the effective interest rate method and the straight-line method is deemed immaterial, the Company will continue to amortize the deferred loan costs using the straight-line method over the remaining term of the Loan.

On October 28, 2019, Company and Steward Capital entered into a letter of agreement (the “Second Amendment”) to amend the Agreement, as amended wherein the parties agreed to (i) extend and amend the due date for all accrued and unpaid interest starting September 2, 2019 to the Maturity Date (September 9, 2020) and (ii) extend and amend the due date for the 3% fee payable to Steward Capital in connection with the amendment and waiver dated June 2019 to be payable on the Maturity Date. Also in connection with the extensions and amendments the Company issued Steward Capital 120,000 shares of the Company’s common stock valued at $300,000 on December 15, 2019. The value was recorded as debt discount and amortized over the life of the loan. The Company concluded that the modifications created by the Second Amendment resulted in a troubled debt restructuring under Accounting Standard Codification—Debt (Topic 470) as it was determined that a concession was granted by Steward Capital. However, as the future payments to be made subsequent to the modification are greater than the carrying value at the time of the modification, no gain or loss was required to be recognized on the troubled debt restructuring. As the difference between the effective interest rate method and the straight-line method is deemed immaterial, the Company will continue to amortize the deferred loan costs using the straight-line method over the remaining term of the Loan.

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

As of December 31, 2019, the principal balance was $10,000,000, net of debt discount of $252,933 and accreted cost of $359,828 and accrued interest was $437,569.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy Capital, LLC

On October 1, 2018, we entered into a loan and security agreement (the “Loan and Security Agreement”) with Energy Capital, LLC (“Energy Capital”) wherein Energy Capital made available to us an aggregate principal amount of up to $10,000,000 (the “Loan”). Between January 29 and August 13, 2019, the Company and Energy Capital entered into a series of secured term promissory notes (the “Promissory Notes”) for an aggregate of $10,000,000. The advance proceeds were utilized primarily for operating capital and inventory. The principal amount outstanding under the Promissory Notes bear interest at a per annum rate equal to the greater of (a) 11.25% or (b) 11.25% plus the Prime Rate (as published by the Wall Street Journal (National Edition)), less 3.25%. The Promissory Notes contain customary events of default and affirmative and negative covenants for transactions of this nature. Upon an event of default, Energy Capital has the right to require the Company to prepay the outstanding principal amount of the Promissory Notes plus all accrued and unpaid interest. All amounts outstanding under the Promissory Notes are secured by a lien on the Company’s assets, subject to terms of outstanding debt obligations, and become due and payable on the earlier to occur of September 30, 2019 or the completion by the Company of a capital raise with minimum proceeds to the Company of $20 million. On April 2, 2019, the Company and Energy Capital entered into a First Amendment to Loan and Security Agreement (the “First Amendment”) to (i) amend the notice provisions of an Advance Request under the Loan Agreement from at least five (5) business days to at least one (1) business day before the Advance Date, (ii) increase the amount of the Advance from up to $1,000,000 a month to up to $1,500,000 a month, and (iii) change the definition of the term Maturity Date from the earlier of September 30, 2019 or 10 business days following the date of an Underwritten Public Offering to September 30, 2020. The Promissory Notes, with an aggregate of $10,563,104 principal and interest outstanding, were converted into 4,225,242 Units (see NOTE 9 for additional details), and the debt owed under the Promissory Notes was extinguished. As a result, the Promissory Notes terminated pursuant to their terms.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

At December 31, 2019, the Company had 10,000,000 shares of Preferred Stock, par value $0.0001, authorized for issuance, of which no shares of preferred stock were issued or outstanding.

Common Stock

At December 31, 2019, the Company had 350,000,000 shares of Common Stock, par value $0.0001 (the “Common Stock”) authorized for issuance, of which 59,268,085 shares of our Common Stock were issued and outstanding.

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

On September 27, 2019 (the “Initial Closing Date”), pursuant to the Purchase Agreement, the Company issued an aggregate of 2,426,000 Units to the Investors (the “Initial Closing”). In connection with the Initial Closing, Eric Brock, the Company’s Chief Executive Officer, purchased 400,000 Units totaling $1,000,000. The aggregate gross proceeds to the Company from the Initial Closing was $6,065,000.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 30, 2019 (the “Second Closing Date”), pursuant to the Purchase Agreement, the Company issued an aggregate of 206,000 Units to the Investors (the “Second Closing”). The aggregate gross proceeds to the Company from the Second Closing was $515,000.

On November 27, 2019 (the “Third Closing Date”), pursuant to the Purchase Agreement, the Company issued an aggregate of 253,600 Units to the Investors (the “Third Closing”). The aggregate gross proceeds to the Company from the Third Closing was $634,000.

The table below details the net proceeds of the Offering.

Gross Proceeds:
Initial Closing	$6,065,000
Second Closing	515,000
Third Closing	634,000
7,214,000
Offering Costs:
Placement Agent fees	(721,400)
Other offering costs	(382,878)
Net Proceeds	$6,109,722

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

In addition, on the Initial Closing Date, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company agreed to register for resale by the Investors the shares of Common Stock and the shares of Common Stock issuable upon exercise of the Investor Warrants purchased by the Investors pursuant to the Purchase Agreement. The Company previously committed to file the registration statement no later than October 27, 2019, however it filed the registration statement December 5, 2019. The Registration Rights Agreement provides for liquidated damages upon the occurrence of certain events, including the Company’s failure to file the registration statement by the deadline set forth above. The amount of liquidated damages payable to an Investor is 1.0% of the aggregate amount invested by such Investor for each 30-day period, or pro rata portion thereof, during which the default continues. To date the Company has paid $60,650 and accrued $19,053 in liquidated damages. Also, in connection with the Offering, the Company’s executive officers and directors entered into lock-up agreements with the Placement Agent (as defined below) that restrict their ability to sell or transfer their shares for a period of 180 days after the Initial Closing Date (the “Lock-Up Agreement”).

National Securities Corporation, a wholly owned subsidiary of National Holdings, Inc., acted as placement agent (the “Placement Agent”) in the Offering. As detailed above, the Placement Agent received an aggregate cash fee of $721,400, or 10.0% of the gross proceeds raised in connection with the Offering, reimbursement of transaction expenses of $40,000 (included in Other offering costs above), and warrants to purchase an aggregate of 288,560 shares of Common Stock at an exercise price equal to $3.25 per share (the “Placement Agent Warrants”). The Placement Agent Warrants are exercisable for a period commencing six months and ending 36 months after the Initial Closing Date.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Issuance of Common Stock

On December 15, 2019, the Company issued 120,000 shares of its common stock to Steward Capital in conjunction with an amendment to loan and security agreement (See NOTE 8 for further details).

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

As of December 31, 2019, we had Warrants outstanding to purchase an aggregate of 4,771,417 shares of Common Stock with a weighted-average contractual remaining life of approximately 2.8 years, and exercise prices ranging from $0.01 to $3.25 per share, resulting in a weighted average exercise price of $3.15 per share. At December 31, 2019, no warrants were exercised.

On September 27, 2019, we granted an aggregate of 4,495,657 3-year Warrants to participants in our Securities Purchase Agreement (see above for further details). The Warrants vested on the date of the grant and had a grant date fair value of $0.33 per share. Also, on September 27, 2019, we granted a Warrant to an individual lender for the purchase of an aggregate of 140,678 shares of Common Stock (see NOTE 7 for further details). The Warrant vested on the date of the grant, expires on September 26, 2024 and has a grant date fair value of $2.49 per share.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 30, 2019, we granted an aggregate of 123,600 3-year Warrants to participants in our Securities Purchase Agreement (see above for further details). The Warrants vested on the date of the grant and had a grant date fair value of $0.35 per share.

On November 27, 2019, we granted an aggregate of 152,160 3-year Warrants to participants in our Securities Purchase Agreement (see above for further details). The Warrants vested on the date of the grant and had a grant date fair value of $0.34 per share.

The assumptions used in the Black-Scholes Model are set forth in the table below.

Stock price	$2.50
Risk-free interest rate	1.58-1.63%
Volatility	38.50-39.57%
Expected life in years	3-5
Dividend yield	0.00%

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

In August 2019, pursuant to the terms of Severance Agreements, 675,000 incentive stock options with deferred distribution were promised to two former employees of the Company pursuant to the 2018 Plan (both employees participated in the restricted stock purchase offers (“RSUs”) discussed below). For the year ended December 31, 2019, $435,312 in related stock compensation expense has been recorded and is included in the accompanying consolidated financial statements.

During 2018, the Company entered into an agreement wherein 378,478 RSUs with deferred distribution were promised to a consultant for the Company pursuant to the 2018 Plan. For the year ended December 31, 2019, $50,599 in related stock compensation expense has been recorded and is included in the accompanying consolidated financial statements. The Company has not yet executed the RSU agreement with the consultant. Also during 2018, the Company entered into agreements where an aggregate of 408,478 RSUs pursuant to the 2018 Plan were promised to employees for services provided during 2019. In August 2019, certain employees were terminated and, in accordance with their separation agreements, any liabilities related to their promised RSUs were eliminated. Accordingly, the Company has recorded expense of $71,789 for the year ended December 31, 2019, with respect to such awards which is included in the accompanying consolidated financial statements. The Company has not yet executed RSU agreements with the remaining employees. The total amount of non-vested restricted units awarded as of December 31, 2019 is $143,804 shares. The weighted average grant-date fair value for the restricted stock awards is $0.25. The weighted average vesting period of the restricted stock awards is 2.0 years. As of December 31, 2019, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock awards was $42,759, which is expected to be recognized over a weighted average period of 0.75 years.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2019, the Board has not approved the grant of any Equity Awards under the 2018 Plan.

NOTE 10 – INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	Years Ended December 31,
	2019	2018
Deferred Tax Assets:
Tax benefit of net operating loss carry-forward	$11,828,268	$6,465,826
Depreciation and amortization	27,949	(5,102)
Accrued liabilities	360,204	261,876
Stock based compensation	34,493	-
Interest Expense	-	740,285
R&D Credit	851,413	393,165
Total deferred tax assets	13,102,327	7,856,050
Valuation allowance for deferred tax assets	(13,102,327)	(7,856,050)
Deferred tax assets, net of valuation allowance	$-	$-

The change in the Company’s valuation allowance is as follows:

	Years Ended December 31,
	2019	2018
Beginning of the year	$7,856,050	$4,726,411
Change in valuation account	5,246,277	3,129,639
End of the year	$13,102,327	$7,856,050

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the provision for income taxes with the amounts computed by applying the Federal income tax rate to income from operations before the provision for income taxes is as follows:

	Years Ended December 31,
	2018	2018
U.S. federal statutory rate	(21.0)%	(21.0)%
Federal true ups	0.8%
State taxes, net of federal benefit	(6.2)%	(6.9)%
Share-based compensation	-%	-%
Effect of U.S. tax law change	-%	-%
Change in valuation allowance	27.1%	25.8%

Nondeductible expenses	0.5%	2.0%
R&D credit	(2.4)%	(3.2)%
Stock Options	-%	3.3%
Foreign rate differential	(0.2)%
China liquidation	1.4%
Effective income tax rate	-%	-%

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

As of December 31, 2019 and 2018, the Company had approximately $42 million and $23 million respectively of Federal and state NOLs available to offset future taxable income with $23 million expiring from 2030 through 2037 while the Federal NOL of $17 Million generated in 2019 has no expiration. As of December 31, 2019 and 2018, the Company had approximately $851,000 and $393,000, respectively of Federal research and development credits available to offset future tax liability expiring from 2030 through 2039. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s Federal Carryforwards could be limited in the event of a change in ownership. As of December 31, 2019 the company has not completed an analysis as to whether or not an ownership change has occurred.

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

As of December 31, 2019, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of December 31, 2019.

Operating Leases

On November 11, 2013, Ondas Networks entered into a three-year lease agreement for 5,858 square feet of office space at 687 North Pastoria Avenue, Sunnyvale, California expiring on December 31, 2017 with a base rent ranging from $2,929 to $9,079 per month plus certain various expenses incurred (the “North Pastoria Lease”). On October 16, 2017, Ondas Networks extended the lease agreement for an additional three years with an expiration date of December 31, 2020 (“2018 Extension”). Rent expense for the years ended December 31, 2019 and 2018 related to the North Pastoria Lease was $170,148 and $170,151, respectively. The base rent in the 2018 Extension is $15,231 for 2020. In late 2018, we vacated this location and completed our move into the location described below. In late January 2020, we entered into a sublease agreement of the North Pastoria Lease for the remainder of the lease term (see NOTE 13 for further details).

The future minimum lease payments related to the North Pastoria Lease is as follows:

Year Ending December 31, 2020
North Pastoria Lease	$182,772
Sublease (see NOTE 13)	(106,323)
Net payments in 2020	$76,449

On October 30, 2018, Ondas Networks entered into a Sublease with Texas Instruments Sunnyvale Incorporated, regarding the sublease of approximately 21,982 square feet of rentable space at 165 Gibraltar Court, Sunnyvale, CA 94089 (the “Gibraltar Sublease”), constituting the entire first floor of the premises (except the lobby and two stairwells), as defined under that certain Lease dated April 12, 2004, as amended by the First Lease Amendment dated March 15, 2005, a Second Amendment to Lease dated November 30, 2005, and a Third Amendment to Lease dated November 30, 2010 between Gibraltar Sunnyvale Holdings LLC and Texas Instruments Sunnyvale Incorporated. The Sublease began on November 1, 2018 and ends on February 28, 2021 at a base monthly rent of $28,577. A security deposit of $28,577 was paid upon execution of the Sublease. Rent expense for the year ended December 31, 2019 and November and December 31, 2018 related to the Gibraltar Sublease was $312,301 and $52,050, respectively.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The future minimum lease payments related to the Gibraltar Sublease are as follows:

Years Ending December 31,
2020	$342,924
2021	$57,154

NOTE 12 – RELATED PARTY TRANSACTIONS

At the Closing, we entered into a Loan and Security Agreement with Energy Capital, a greater than 10% stockholder of the Company, pursuant to which Energy Capital loaned the Company an aggregate principal amount of $10 million (see NOTE 8 for further details). The Promissory Notes, with an aggregate of $10,563,104 principal and interest outstanding, were converted into 4,225,242 Units in the aforementioned Purchase Agreement (see NOTE 9 for further details), and the debt owed under the Promissory Notes was extinguished. Also, in connection with the Purchase Agreement, Eric Brock, the Company’s Chief Executive Officer, purchased 400,000 Units totaling $1,000,000.

NOTE 13 – SUBSEQUENT EVENTS

On November 11, 2013, the Company entered into a three-year lease agreement for office space at 687 North Pastoria Avenue, Sunnyvale, California expiring on December 31, (the “North Pastoria Lease”). On October 16, 2017, the Company extended the lease agreement for an additional three years with an expiration date of December 31, 2020 (“2018 Extension”). On January 24, 2020, the Company and a third party (the “Sublessee”) entered a Sublease agreement (the “Sublease”), wherein the Sublessee will occupy the premises for the remainder of the term of the 2018 Extension. The Sublessee will make payments total $106,323 ($9,666 per month) for the remaining 11 months.

Between April 16 and December 31, 2019, we accrued $141,667 for salary owed during 2019 to Mr. Brock, the Company's Chief Executive Officer. On March 12, 2020, Mr. Brock waived accrued payroll amounts in the amount of $141,667.

On March 12, 2020, Stewart Kantor, the Company’s Chief Financial Officer, waived accrued payroll amounts in the amount of $8,334.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2019. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of the period ended December 31, 2019, due to the existence of the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our senior management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board, senior management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the control deficiencies identified during this evaluation and set forth below, our senior management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019 due to the existence of a material weakness in internal control over financial reporting as described below.

As set forth below, management will take steps to remediate the control deficiencies identified below. Notwithstanding the control deficiencies described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition and results of operations as of and for the quarter ended December 31, 2019.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company did not maintain effective internal control over financial reporting as of the period ended December 31, 2019 due to the existence of the following material weakness identified by management:

Lack of Segregation of Duties and Accounting Resources

Due to our limited accounting staff, the Company’s Chief Executive Officer and Chief Financial Officer were responsible for initiating transactions, had custody of assets, recorded transactions and prepared financial reports. Therefore, it was determined that the Company had inadequate segregation of duties in place related to its financial reporting and other management oversight procedures due to the lack of accounting resources.

Accordingly, management has determined that these control deficiencies constitute a material weakness. During 2019, management began implementing the Remediation Plan described herein and intends to continue working on it through the year ended December 31, 2020.

Management’s Remediation Plan

Management believes that progress has been made during the year ended December 31, 2019, and through the date of this report, to remediate the underlying causes of the material weakness in internal control over financial reporting. Management intends to remediate the material weakness in the following manner:

●	Identify and employ full time additional senior level accounting personnel to join the corporate accounting function in order to enhance overall monitoring and accounting oversight within the Company;

●	continue to engage third-party subject matter experts to aid in identifying and applying US GAAP rules related to complex financial instruments as well as to enhance the financial reporting function;

●	design and implement additional internal controls and policies to ensure that we routinely review and document our application of established significant accounting policies; and

●	implement additional systems and technologies to enhance the timeliness and reliability of financial data within the organization.

Changes in internal control over financial reporting

Other than the Remediation Plan set forth above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 12, 2020, the Board of Directors of the Company adopted an Amended and Restated Code of Business Conduct and Ethics (the “Amended Code”), which applies to all officers, directors, employees and agents of the Company. The Amended Code replaced the Ondas Code of Business Conduct and Ethics adopted on September 28, 2018 (the “Prior Code”) and reflects, among other matters, certain updates to conform the Amended Code to current governance best practices and the Nasdaq governance requirements. The replacement of the Prior Code with the Amended Code did not relate to or result in any waiver, explicit or implicit, of any provision of the Prior Code.

Also on March 12, 2020, the Board adopted amended and restated charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and a set of corporate governance principles to conform to current governance best practices and the Nasdaq governance requirements.

Our common stock remains quoted on the OTCQB under the symbol “ONDS.”

The foregoing descriptions of the Amended Code, the charters and the corporate governance principles are qualified in their entirety by reference to the full text of the Amended Code, the charters and the corporate governance principles, copies of which are publicly available in the corporate governance section of the Company’s website at: www.ondas.com.

Also, on March 12, 2020, Eric Brock and Stewart Kantor waived accrued payroll amounts in the amount of $141,667 and $8,334, respectively.  See Part III – Item 11 – Executive Compensation for further details.

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

Name	Age	Position
Eric A. Brock	49	Chairman and Chief Executive Officer
Stewart Kantor	57	Director, President, Chief Financial Officer, Treasurer and Secretary
Richard M. Cohen	69	Director
Richard H. Silverman	80	Director
Derek Reisfield	57	Director

Family Relationships

There are no family relationships between our officers and members of our Board.

Business Experience of Directors and Executive Officers

The business experience of each of our directors and executive officers follows.

Information About Our Executive Officers

Eric A. Brock – Chairman of the Board and Chief Executive Officer

Mr. Brock was elected as one of our directors and was appointed as our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on June 28, 2018. On September 28, 2018, following the completion of the Acquisition, he was appointed Chairman of the Board and resigned from the positions of Chief Financial Officer, Secretary and Treasurer. Mr. Brock also serves as Chairman of the Board and Chief Executive Officer of Ondas Networks Inc. since September 28, 2018. Mr. Brock is an entrepreneur with over 20 years of global banking and investing experience. He served as a founding Partner and Portfolio Manager with Clough Capital Partners, a Boston-based investment firm from 2000 to 2017. Prior to Clough, Mr. Brock was an investment banker at Bear, Stearns & Co. and an accountant at Ernst & Young, LLP. Mr. Brock holds an MBA from the University of Chicago and a BS from Boston College. Our Board believes that Mr. Brock’s experience in the public markets makes him well qualified to serve on our Board.

Stewart Kantor – Director, President, Chief Financial Officer, Treasurer and Secretary

Mr. Kantor was elected as one of our directors and was appointed as our President, Chief Financial Officer, Treasurer and Secretary on September 28, 2018 following the completion of the Acquisition. Mr. Kantor is a co-founder of Ondas Networks Inc. and had served as its Chief Executive Officer since inception on February 16, 2006 until the completion of the Acquisition. He now serves as President, Chief Financial Officer, Treasurer and Secretary of Ondas Networks Inc. Mr. Kantor brings 27 years of experience in the wireless industry including senior level positions in business and product development, and marketing and finance at AT&T Wireless, BellSouth International and Nokia Siemens Networks. Since 2004, Mr. Kantor has focused exclusively on the development of private wireless data network technology for mission critical industries including electric utilities, oil and gas companies and the transportation industries. Mr. Kantor obtained his B.A. in Political Science from Columbia University in 1984 and an MBA in Finance from the Wharton School in 1991. We believe Mr. Kantor’s industry background and experience makes him well qualified to serve on our Board.

Non-Management Directors

Richard M. Cohen – Director

Mr. Cohen was elected as a director of Ondas Holdings Inc. on September 28, 2018. Previously, he had served as a member of the Board of Ondas Networks Inc. since April 2016. He has been the President of Richard M Cohen Consultants since 1995, a company providing financial consulting services to both public and private companies. From March 2012 to July 2015, he was the Founder and Managing Partner of Chord Advisors, a firm providing outsourced CFO services to both public and private companies. From May 2012 to August 2013, he was the Interim CEO and member of the Board of Directors of CorMedix Inc. (NYSE: CRMD). From July 2008 to August 2012, Mr. Cohen was a member of the Audit Committee of Rodman and Renshaw, an investment banking firm. From July 2001 to August 2012, he was a partner with Novation Capital until its sale to a private equity firm. Mr. Cohen holds a BS with honors from the University of Pennsylvania (Wharton), an MBA from Stanford University and a CPA from New York State. He is considered an expert to Chair the Audit Committee of a publicly traded company. We believe that Mr. Cohen’s educational background and financial experience supporting publicly traded companies including as a CEO and Board member of a public traded company on the New York Stock Exchange makes him well qualified to serve on our Board.

Richard H. Silverman – Director

Mr. Silverman was elected as a director of Ondas Holdings Inc. on September 28, 2018. Previously, he had served as a member of the Board of Ondas Networks Inc. since April 2016. Mr. Silverman is a well-recognized and respected professional in the energy industry in Arizona and on a national level. He is past Chair of the board of directors for the Electric Power Research Institute; past Chair and former steering committee member of the Large Public Power Council; and former executive committee member of the board of directors for the American Public Power Association. Since August 2011, Mr. Silverman has been Of Counsel at Jennings, Strouss & Salmon, PLC, where he focuses his practice on energy law. Prior to joining the firm, he served as General Manager of Salt River Project from 1994 to 2011. Mr. Silverman holds a Juris Doctor from the University of Arizona and B.A. in Business from the University of Arizona. We believe Mr. Silverman’s prior experience as general manager of Salt River Project, one of the nation’s largest public power utilities serving approximately one million customers in the Phoenix metropolitan area, will help the Company navigate strategic issues in the rapidly changing electric utility industry with specific knowledge of the impact of renewables like solar energy on the electric grid and makes him well qualified to serve on our Board.

Derek Reisfield – Director

Derek Reisfield was elected as a director of Ondas Holdings Inc. on September 28, 2018. Previously, he had served as a member of the Board of Ondas Networks Inc. since April 2016. From December 2018 to the present, he has also served as an independent business consultant. From 2015 to December 2018, Mr. Reisfeld served as Vice President, Strategy and Business Development of MetaRail, Inc. (formerly, Wayfare Interactive Technologies, Inc.), a company that provides commerce search capabilities to digital publishers and marketers. In 2008, Mr. Reisfield co-founded BBN Networks, LLC, formerly known as BBN Networks, Inc., a digital advertising and marketing solutions company focused on the B2B sector, where he served as Chief Executive Officer until 2014 and as Chairman until 2015. Mr. Reisfield was Executive Vice President of Fliptrack, Inc., a social mobile gaming company, from 2007 to 2008. He was an independent consultant from 2002 to 2007 working with digital startups and large consumer oriented companies facing digital threats and opportunities. He was Co-Founder and Managing Principal of i-Hatch Ventures, LLC from 1999-2001, Co-Founder, Vice Chairman and Executive Vice President of Luminant, Inc., a digital financial and business news and information company, from 1999-2000, Co-Founder and Chairman of Marketwatch from 1997-1998, President CBS New Media from 1997-1998, Vice President, Business Development of CBS, 1996-97, Director of Strategic Management CBS and its predecessor Westinghouse Electric Corporation, Inc. 1996-1997. Prior to that, Mr. Reisfield was the Co-Founder of the Media and Telecommunications Practice of Mitchell Madison Group, LLC, a management consultancy and a leader of the Media and Telecommunications practice of McKinsey & Company, Inc. a management consultancy. He has served on several public corporation boards. Mr. Reisfield is a director emeritus of the San Francisco Zoological Society. Mr. Reisfield holds a BA from Wesleyan University, and an AM in Communications Management from the Annenberg School of Communications of USC in 1986. We believe Mr. Reisfield’s experience in senior leadership positions at both privately held and publicly traded technology companies, including holding board positions in corporate governance, make him a well-qualified candidate to serve on our Board.

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

Committees of the Board

Audit Committee

Our audit committee reviews our internal accounting procedures and consults with and reviews the services provided by our independent registered public accountants. Our audit committee consists of three directors, Messrs. Cohen, Silverman and Reisfield, and our Board has determined that each of them is independent within the meaning of listing requirements of The Nasdaq Stock Market (“Nasdaq”) and the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Mr. Cohen is the chairman of the audit committee and our Board has determined that Mr. Cohen is an “audit committee financial expert” as defined by SEC rules and regulations implementing Section 407 of the Sarbanes-Oxley Act. Our Board has determined that the composition of our audit committee meets the criteria for independence under, and the functioning of our audit committee complies with, the applicable requirements of the Sarbanes-Oxley Act, Nasdaq listing requirements and SEC rules and regulations. We intend to continue to evaluate the requirements applicable to us and to comply with the future requirements to the extent that they become applicable to our audit committee. The principal duties and responsibilities of our audit committee include:

●	overseeing the accounting and financial reporting processes of the Company, internal systems of control of the Company and audits of the Company’s consolidated financial statements;

●	overseeing the Company’s relationship with its independent auditors, including appointing or changing the Company’s auditors and ensuring their independence;

●	providing oversight regarding significant financial matters, including the Company’s tax planning, treasury policies, dividends and share issuance and repurchases;

●	overseeing the Code of Conduct; and

●	reviewing and approving all transactions with related persons for potential conflict of interest situations on an ongoing basis.

Compensation Committee

Our compensation committee reviews and determines the compensation of all our executive officers. Our compensation committee consists of three directors, Messrs. Cohen, Silverman and Reisfield, each of whom is a non-employee member of our Board as defined in Rule 16b-3 under the Exchange Act and independent within the meaning of listing requirements of Nasdaq. Mr. Reisfield is the chairman of the compensation committee. Our Board has determined that the composition of our compensation committee satisfies the applicable independence requirements under, and the functioning of our compensation committee complies with the applicable listing requirements of Nasdaq and SEC rules and regulations. We intend to continue to evaluate and intend to comply with all future requirements applicable to our compensation committee. The principal duties and responsibilities of our compensation committee include:

●	establishing, overseeing and administering the Company’s employee compensation policies and programs;

●	reviewing and approving compensation and incentive programs and awards for the Company’s CEO, all other executive officers of the Company and the non-employee members of the Company’s Board ; and

●	administering the Company’s equity compensation plans.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee consists of three independent directors, Messrs. Cohen, Silverman and Reisfield. Mr. Cohen is the chairman of the nominating and corporate governance committee.

Our Board has determined that the composition of our nominating and corporate governance committee satisfies the applicable independence requirements under, and the functioning of our nominating and corporate governance committee complies with the applicable listing requirements of Nasdaq and SEC rules and regulations. We will continue to evaluate and will comply with all future requirements applicable to our nominating and corporate governance committee. The nominating and corporate governance committee’s responsibilities include:

●	assisting the Board in identifying individuals qualified to become Board members, consistent with criteria approved by the Board;

●	recommending for the Board’s approval the slate of nominees to be proposed by the Board to stockholders for election to the Board;

●	developing, updating and recommending to the Board the governance principles applicable to the Company;

●	overseeing the evaluation of the Board and management;

●	recommending to the Board the directors who will serve on each committee of the Board; and

●	addressing any related matters required by the federal securities laws.

Code of Business Conduct and Ethics for Employees, Executive Officers and Directors

We have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at www.ondas.com. The audit committee of our Board is responsible for overseeing the Code of Conduct and our Board must approve any waivers of the Code of Conduct for employees, executive officers and directors. In addition, we intend to post on our website all disclosures that are required by law concerning any amendments to, or waivers from, any provision of the Code of Conduct. All of our directors, executive officers and employees are required to certify in writing their understanding of and intent to comply with the Code.

Committee Charters and Code of Business Conduct

Our Board adopted a Code of Business Conduct and charters for the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee of the Board describing the authority and responsibilities delegated to each committee. We post on our website www.ondas.com the charters of each of our board committees and our Code of Business Conduct, and any amendments or waivers thereto applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions; and any other corporate governance materials contemplated by the Nasdaq listing requirements and SEC regulations. These documents are also available in print, without charge, to any stockholder requesting a copy in writing from our Secretary at our executive offices set forth in this Report.

Item 11.	Executive Compensation.

Summary Compensation Table

The table below sets forth compensation information for services rendered in all capacities for the last two fiscal years ended December 31, 2019 and 2018. The information includes the dollar value of base salaries, bonus awards, stock awards, non-qualified stock options (“Options”) grants and certain other compensation, if any, whether paid or deferred. No stock awards or Options grants were made in 2019 or 2018. At the time of the Acquisition, Mr. Brock was the sole executive officer of the Company, and he received no compensation for his services from the time of his election on June 28, 2018 until the execution of his employment agreement on September 28, 2018 at the closing of the Acquisition.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Eric A. Brock (1)	2019	$200,000	$-	$-	$-	$-	$-	$27,819	$227,819
(CEO)	2018	$50,769	$-	$-	$-	$-	$-	$5,846	$56,615

Stewart Kantor (2)	2019	$200,000	$50,000	$-	$-	$-	$-	$12,500	$262,500
(President, CFO, Treasurer and Secretary)	2018	$162,500	$50,000	$-	$-	$-	$-	$1,250	$213,750

(1)	In 2019, Mr. Brock’s salary of $200,000 includes $58,333 paid between January 1 and April 15, 2019 and $141,667 accrued between April 16 and December 31, 2019. On March 12, 2020, Mr. Brock waived accrued payroll amounts in the amount of $141,667. In 2018, Mr. Brock’s salary of $50,769 was for the period from September 28 through December 31, 2018. All Other Compensation for 2019 and 2018 includes health insurance premiums paid on Mr. Brock’s behalf.
(2)	In 2018, $8,334 of Mr. Kantor’s salary was accrued. On March 12, 2020, Mr. Kantor waived accrued payroll amounts in the amount of $8,334. All Other Compensation for 2019 and 2018 represents employer matching of 401(k).

Outstanding Equity Awards at Fiscal Year End

We had no outstanding equity awards for our executive officers as of the fiscal year ended December 31, 2019.

Employment Agreements with Executive Officers

Eric Brock serves as our Chief Executive Officer pursuant to an employment agreement entered into on September 28, 2018 (the “Brock Agreement”). The Brock Agreement provides for a continuous term and may be terminated by either party at any time.  Pursuant to the Brock agreement, Mr. Brock will receive an initial salary of $200,000 per annum, subject to annual review by our Board. Mr. Brock is eligible to participate in benefit plans generally available to our employees.

Stewart Kantor serves as our President, Chief Financial Officer, Secretary and Treasurer pursuant to an employment agreement entered into on September 28, 2018 (the “Kantor Agreement”), which replaces the prior employment agreement he had with Ondas Networks. The Kantor Agreement provides for a continuous term and may be terminated by either party at any time.  Pursuant to the Kantor Agreement, Mr. Kantor will receive an initial salary of $200,000 per annum, subject to annual review by our Board. Mr. Kantor is eligible to participate in benefit plans generally available to our employees.

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

We granted no equity awards to our directors for services rendered for the year ended December 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Security Ownership Table

As of March 13, 2020, the following table sets forth certain information with respect to the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) by each of our current directors and executive officers as identified herein, and (iii) all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock, non-qualified stock options (“Options”), and common stock purchase warrants (“Warrants”) that are currently exercisable or convertible into shares of our common stock within sixty (60) days of the date of this document, are deemed to be outstanding and to be beneficially owned by the person holding the Options or Warrants for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, the address for all officers and directors listed below is 165 Gibraltar Court, Sunnyvale, CA 94089.

Name and Address of Officer and Directors	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Eric A. Brock (Chairman of the Board and Chief Executive Officer)(2)	5,673,585	9.54%
Stewart Kantor (Director, President, Chief Financial Officer, Treas. and Sec.)	2,725,333	4.60%
Richard M. Cohen (Director)	72,942	*
Richard H. Silverman (Director)	72,942	*
Derek Reisfield (Director)	72,942	*
All Officers & Directors as a Group (5 persons) (3)	8,417,744	14.49%

Name and Address of Stockholders
Energy Capital, LLC(4)	17,389,363	28.33%

*	Represents beneficial ownership of less than 1%.
(1)	Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them. Applicable percentage of ownership is based on 59,268,085 shares of common stock currently outstanding, as adjusted for each stockholder.
(2)	Mr. Brock exercises sole voting and dispositive power over the 5,473,585 shares of common stock and 200,000 shares of common stock issuable upon exercise of Warrants. The percentage beneficially owned is based on 59,468,085 shares which would be outstanding if Mr. Brock exercised the Warrants within sixty days of March 13, 2020. This information is based on the Schedule 13-D/A (Amendment No. 2) filed with the SEC on January 27, 2020.
(3)	The percentage beneficially owned is based on 59,468,085 shares which would be outstanding if Mr. Brock exercised the Warrants within sixty days of March 13, 2020.
(4)	The address for Energy Capital is 13650 Fiddlesticks Blvd., Suite 202-324, Ft. Myers, FL 33912. Robert J. Smith is the sole owner of Energy Capital and exercises sole voting and dispositive power over the 15,276,742 shares of common stock and 2,112,621 shares of common stock issuable upon exercise of Warrants. The percentage beneficially owned is based on 61,380,706 shares which would be outstanding if Mr. Smith exercised the Warrants owned by Energy Capital within sixty days of March 13, 2020. This information is based on the Schedule 13-D/A (Amendment No.1) filed with the SEC on January 27, 2020.

EQUITY COMPENSATION PLAN INFORMATION

The following table shows the number of securities to be issued upon exercise of outstanding options as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	—	—	10,000,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	10,000,000

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions Policy

Our Board adopted a Related Party Transactions Policy as we recognize that transactions involving related parties present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof). Therefore, our Board determined that our Audit Committee shall review, approve and, if necessary, recommend to the Board for its approval all related party transactions and any material amendments to such related party transactions. Our Board may determine that a particular related party transaction or a material amendment thereto shall instead be reviewed and approved by a majority of directors disinterested in the related party transaction. No director shall participate in any approval of a related party transaction for which the director is a related party, except that the director shall provide all material information concerning the related party transaction to the committee. Our Chief Executive Officer is responsible for providing to the Audit Committee, on a quarterly basis, a summary of all payments made by or to us in connection with duly approved related party transactions during the preceding fiscal quarter. The CEO is responsible for reviewing and approving all payments made by or to us in connection with duly approved related party transactions and shall certify to the Audit Committee that any payments made by or to us in connection with such related party transactions have been made in accordance with the policy. All related party transactions shall be disclosed in our applicable filings as required by the Securities Act of 1933 and the Securities Exchange Act of 1934 and related rules and regulations.

Related Party Transactions

On September 27, 2019, Eric A. Brock, our Chairman and Chief Executive Officer, entered into a Securities Purchase Agreement with other subscribers in which he purchased 400,000 units (wherein a unit consisted of one share of common stock and one-half of one warrant to purchase one share of Company common stock (the “Investor Warrant”)) of the Company for $1,000,000. The Investor Warrant for 200,000 underlying shares of common stock vests six months from the date of the Securities Purchase Agreement and may be exercised at a price of $3.25 per share.

On September 27, 2019, Energy Capital, LLC entered into a Securities Purchase Agreement with other subscribers in which it converted an aggregate of $10,563,104 principal and interest outstanding under the Loan and Security Agreement into an aggregate of 4,225,242 Units (wherein a unit consisted of one share of common stock and one-half of one warrant to purchase one share of Company common stock (the “Investor Warrant”)) of the Company. At the closing of the transaction, the debt owed under the Loan and Security Agreement was extinguished and the Loan terminated pursuant to its terms. Energy Capital, LLC owns 2,112,621 shares of common stock underlying the Investor Warrant, which Investor Warrant vests six months from the date of the Securities Purchase Agreement and may be exercised at a price of $3.25 per share.

In connection with the Acquisition and pursuant to a Common Stock Repurchase Agreement dated September 28, 2018, we purchased from Energy Capital, LLC (“Energy Capital”), a more than 10% stockholder, 32,600,000 (post-split) shares of our common stock in exchange for the payment of $3,260. The repurchased shares were cancelled and returned to the authorized but unissued shares of the Company. In connection with the Acquisition, we also entered into the Loan and Security Agreement with Energy Capital pursuant to which Energy Capital agreed to lend an aggregate principal amount of up to $10 million, subject to specified conditions. During 2019, we drew down the entire $10 million, with all advances used for operating capital.

Between April 16 and December 31, 2019, we accrued $141,667 for salary owed during 2019 to Mr. Brock, the Company's Chief Executive Officer. On March 14, 2020, Mr. Brock waived accrued payroll amounts in the amount of $141,667.

Stewart Kantor, Chief Executive Officer of Ondas Networks, advanced funds to Ondas Networks to fund its operations. As of December 31, 2017, the advance due to Mr. Kantor was $155,645, which was non-interest bearing and due on demand. The advance was repaid as of June 30, 2018.

As of December 31, 2017, Ondas Networks accrued $271,875 in salary owed for 2016 and 2017 to Stewart Kantor, Chief Executive Officer of Ondas Networks. As of December 31, 2018, Ondas Networks accrued an additional $8,334 for salary owed during 2018 to Mr. Kantor. On March 14, 2020, Mr. Kantor waived accrued payroll amounts in the amount of $8,334.

As of December 31, 2017, Ondas Networks accrued $178,125 in salary owed for 2016 and 2017 to Menashe Shahar, an employee of Ondas Networks and more than 5% stockholder of Ondas Holdings. As of December 31, 2018, Ondas Networks accrued an additional $8,334 for salary owed during 2018 to Mr. Shahar.

Zev Turetsky, former Chief Executive Officer of Zev Ventures Incorporated prior to the Acquisition, advanced funds to the Company to fund operations. In 2018, Mr. Turetsky advanced $12,500 to the Company. On June 27, 2018, Mr. Turetsky forgave the advances in the aggregate amount of $89,633.

Director Independence

We are not currently listed on a national securities exchange; however a majority of our Board is independent under the rules of Nasdaq. Our Board has undertaken a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our Board has determined that Messrs. Cohen, Silverman and Reisfield, are “independent directors” as defined under the rules of Nasdaq.

Promoters and Certain Control Persons

None.

Item 14.	Principal Accountant Fees and Services.

On June 28, 2018, our Board engaged Rosenberg Rich Baker Berman, P.A. (“RRBB”) as the Company’s independent registered public accounting firm for the year ended December 31, 2018. Also, on June 28, 2018, the Company dismissed Weinstein & Co. C.P.A. (Isr) (“Weinstein”) as the Company’s independent registered public accounting firm, effective immediately.

Aggregate fees billed to the Company for the years ended December 31, 2019 by RRBB and December 31, 2018 by RRBB and Weinstein, were as follows:

	For the years ended December 31,
	2019	2018

Audit Fees	$149,740	$92,300
Audit - Related Fees	-	-
Tax Fees	10,000	10,000
All Other Fees	-	-
	$159,740	$102,300

Audit fees consist of fees associated with the annual audit, including the reviews of our quarterly reports and other filings with the SEC as well as consents. Tax fees included the preparation of our tax returns.

On September 28, 2018, the Audit Committee of our Board adopted a policy and related procedures requiring its pre-approval of all audit and non-audit services to be rendered by its independent registered public accounting firm. These policies and procedures are intended to ensure that the provision of such services do not impair the independent registered public accounting firm’s independence. These services may include audit services, audit related services, tax services and other services. Previous to that date, no Audit Committee was in place as our Board consisted of a single member. All services provided by RRBB after September 28, 2018 representing $81,300 during 2018 and all of the fees during 2019 as set forth above were approved by the Audit Committee.

Item 15.	Exhibits and Financial Statement Schedules.

Exhibit No.	Name of Document
2.0	Agreement and Plan of Merger and Reorganization, dated as of September 28, 2018, by and among the Registrant, Zev Merger Sub, Inc. and Ondas Networks Inc. (incorporated herein by reference to Exhibit No. 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on October 4, 2018 (File No. 333-205271))
3.0	Amended and Restated Articles of Incorporation of the Registrant, dated September 28, 2018 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2018 (File No. 333-205271))
3.1	Amended and Restated Bylaws of the Registrant, dated September 28, 2018 (incorporated herein by reference to Exhibit No. 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2018 (File No. 333-205271))
4.1	Description of Registrant’s Securities*
4.2	Form of Common Stock Certificate (incorporated herein by reference to Exhibit No. 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2018 (File No. 333-205271))
4.3	Form of Investor Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 1, 2019 (File No. 000-56004))
4.4	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 1, 2019 (File No. 000-56004))
4.5	Form of Warrant (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 1, 2019 (File No. 000-56004))
10.0	Form of Lock-up Agreement executed by the former stockholders of Ondas Networks, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2018 (File No. 333-205271))
10.1	Lease Agreement, dated November 11, 2013, between Full Spectrum Inc. and SCP-1, LP (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2018 (File No. 333-205271))
10.2	Amendment to Lease Agreement, dated October 16, 2017, between Full Spectrum Inc. and SCP-1, LP (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2018 (File No. 333-205271))
10.3#	Employment Agreement, dated September 28, 2018, between Ondas Holdings Inc. and Eric Brock (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2018 (File No. 333-205271))
10.4#	Employment Agreement, dated September 28, 2018, between Ondas Holdings Inc. and Stewart Kantor (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2018 (File No. 333-205271))
10.5#	2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2018 (File No. 333-205271))

10.6	Loan and Security Agreement, dated as of March 9, 2018, by and between Full Spectrum Inc. and Stewart Capital Holdings, LP (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2018 (File No. 333-205271))
10.7	Form of Secured Promissory Note issued to Steward Capital Holdings LP by Ondas Networks Inc. dated March 19, 2018 (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2018 (File No. 333-205271))
10.8	Secured Promissory Note for $5,000,000 issued to Steward Capital Holdings, LP by Full Spectrum Inc. dated March 9, 2018 (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271))
10.9	Secured Promissory Note for $5,000,000 issued to Steward Capital Holdings, LP by Ondas Networks Inc. dated October 9, 2018 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2018 (File No. 333-205271))
10.10	Form of Convertible Promissory Note (incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2019 (File No. 000-56004))
10.11	Form of Lock-Up Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2019 (File No. 000-56004))
10.12	Form of First Amendment to Lock-Up Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2019 (File No. 000-56004))
10.13	First Amendment to Loan and Security Agreement dated as of June 18, 2019 by and between Ondas Holdings Inc. and Steward Capital Holdings, LP (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2019 (File No. 000-56004))
10.14	Second Amendment to Loan and Security Agreement, dated as of October 28, 2019, by and between Ondas Networks Inc. and Steward Capital Holdings, LP. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2019 (File No. 000-56004))
10.15	Amendment to Secured Term Promissory Notes issued to Steward Capital Holdings, LP dated June 18, 2019 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2019 (File No. 000-56004))
21.00	Subsidiaries of the Registrant*
23.1	Consent of Rosenberg Rich Baker Berman, P.A.*
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated March 13, 2020.*
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated March 13, 2020.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated March 13, 2020.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated March 13, 2020.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.
#	Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 13, 2020

ONDAS HOLDINGS INC.

By:	/s/ Eric A. Brock
Eric A. Brock
Chief Executive Officer
Principal Executive Officer

By:	/s/ Stewart G. Kantor
Stewart G. Kantor
Principal Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric A. Brock	Chairman and Chief Executive Officer	March 13, 2020
Eric A. Brock

/s/ Stewart G. Kantor	Director, President, Chief Financial Officer, Treasurer and	March 13, 2020
Steward G. Kantor	Secretary

/s/ Richard M. Cohen	Director	March 13, 2020
Richard M. Cohen

/s/ Richard H. Silverman	Director	March 13, 2020
Richard H. Silverman

/s/ Derek Reisfield	Director	March 13, 2020
Derek Reisfield