Form 10-Q
period 2020-03-31
Ondas Holdings Inc.
filed 2020-06-24
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to ___________

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the issuer’s common stock as of June 24, 2020 was 59,268,085.

ONDAS HOLDINGS INC.

i

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$176,881	$2,153,028
Accounts receivable, net	5,766	20,212
Inventory	560,407	427,516
Other current assets	634,560	700,599
Total current assets	1,377,614	3,301,355

Property and equipment, net	227,598	252,246

Other Assets:
Licenses	200,000	200,000
Intangible assets, net	150,203	126,344
Lease deposits	49,377	52,152
Deferred offering costs	14,742	-
Operating lease right of use assets	265,340	331,419
Total other assets	679,662	709,915

Total assets	$2,284,874	$4,263,516

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,869,618	$2,322,198
Operating lease liabilities	426,695	489,407
Accrued expenses and other current liabilities	3,194,539	3,141,649
Secured promissory note, net of debt discount $161,957 and $252,933, respectively	10,266,273	10,106,895
Total current liabilities	16,757,125	16,060,149

Long-Term Liabilities:
Notes payable	539,921	539,921
Accrued interest	49,754	41,239
Operating lease liabilities, net of current	-	52,449
Total long-term liabilities	589,675	633,609

Total liabilities	17,346,800	16,693,758

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.0001: 10,000,000 shares authorized	-	-
Common stock - par value $0.0001; 350,000,000 shares authorized; 59,268,085 issued and outstanding in each period	5,927	5,927
Additional paid in capital	39,511,099	39,335,498
Accumulated deficit	(54,578,952)	(51,771,667)
Total stockholders’ deficit	(15,061,926)	(12,430,242)

Total liabilities and stockholders’ deficit	$2,284,874	$4,263,516

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Revenues, net	$200,198	$32,294
Cost of goods sold	181,092	5,302
Gross profit	19,106	26,992

Operating expenses:
General and administration	908,587	1,614,730
Sales and marketing	549,018	1,868,971
Research and development	892,929	1,661,419
Total operating expenses	2,350,534	5,145,120

Operating loss	(2,331,428)	(5,118,128)

Other income (expense)
Other income	9,013	-
Interest income	92	1,581
Interest expense	(484,962)	(557,178)
Write-off of prepaid financing costs	-	(150,000)
Total other income (expense)	(475,857)	(705,597)

Loss before provision for income taxes	(2,807,285)	(5,823,725)

Provision for income taxes	-	-

Net loss	(2,807,285)	(5,823,725)

Foreign currency translation income	-	4,661

Comprehensive loss	$(2,807,285)	$(5,819,064)

Net loss per share - basic and diluted	$(0.05)	$(0.12)

Weighted average number of common shares outstanding, basic and diluted	59,408,763	50,463,732

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

					Other
			Additional		Accumulated
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance, December 31, 2019	59,268,085	$5,927	$39,335,498	$(51,771,667)	$-	(12,430,242)
Stock-based compensation	-	-	25,599	-	-	25,599
Forgiveness of accrued officers salary	-	-	150,002	-	-	150,002
Net loss	-	-	-	(2,807,285)	-	(2,807,285)

Balance, March 31, 2020	59,268,085	$5,927	$39,511,099	$(54,578,952)	$-	$(15,061,926)

Balance, December 31, 2018	50,463,732	$5,046	$17,491,734	$(32,381,535)	$-	(14,884,755)
Stock-based compensation	-	-	47,023	-	-	47,023
Comprehensive income	-	-	-	-	4,661	4,661
Net loss	-	-	-	(5,823,725)	-	(5,823,725)

Balance, March 31, 2019	50,463,732	$5,046	$17,538,757	$(38,205,260)	$4,661	$(20,656,796)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(2,807,285)	$(5,823,725)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	24,648	32,701
Amortization of debt discount and deferred financing costs	144,636	66,711
Amortization of intangible assets	640	116
Amortization of right of use assets	66,079	102,789
Impairment of operating lease	-	259,926
Write-off of prepaid financing costs	-	150,000
Stock-based compensation	25,599	47,023
Changes in operating assets and liabilities:
Accounts receivable	14,446	30,440
Inventory	(132,891)	(7,448)
Other current assets	66,041	(85,438)
Accounts payable	547,420	454,845
Operating lease liability	(115,160)	(77,164)
Accrued expenses and other current liabilities	192,073	154,896
Net cash flows used in operating activities	(1,973,754)	(4,694,328)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(24,499)	(33,314)
Purchase of equipment	-	(45,189)
Proceeds from sub-lease deposit	19,331	-
Security deposit	2,775	(6,250)
Net cash flows used in investing activities	(2,393)	(84,753)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from secured promissory note	-	4,100,000
Payment of deferred offering costs	-	(13,484)
Net cash flows provided by financing activities	-	4,086,516

Decrease in cash and cash equivalents	(1,976,147)	(692,565)
Cash and cash equivalent, beginning of period	2,153,028	1,129,863
Cash and cash equivalents, end of period	$176,881	$437,298

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$3,187	$343,986
Cash paid for income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Forgiveness of accrued officers salary	$150,002	$-
Interest converted to debt	$-	$97,072

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company

Ondas Holdings Inc. (the “Company”) was originally incorporated in Nevada on December 22, 2014 under the name of Zev Ventures Incorporated. On September 28, 2018, we closed the Acquisition, described below, changed our name to Ondas Holdings Inc., and Ondas Networks Inc., a Delaware corporation (“Ondas Networks”), became our sole focus and wholly owned subsidiary. The corporate headquarters for Ondas Holdings Inc. and operational headquarters for Ondas Networks is located in Sunnyvale, California.

We have two wholly owned subsidiaries, Ondas Networks Inc., our operating company, originally incorporated in Delaware on February 16, 2006 under the name of Full Spectrum Inc. and subsequently changed to Ondas Networks Inc. on August 10, 2018, and FS Partners (Cayman) Limited, a Cayman Islands limited liability company. We have two majority owned subsidiaries, Full Spectrum Holding Limited, a Cayman Islands limited liability company, and Ondas Network Limited, a company registered to do business in China. Full Spectrum Holding Limited owns 100% of Ondas Network Limited. Both FS Partners (Cayman) Limited and Full Spectrum Holding Limited were formed for the purpose of beginning operations in China. As of December 31, 2019, we revised our business strategy and are in the process of dissolving our Cayman Islands and China-affiliated subsidiaries and expect to complete this process by the end of September 2020. See NOTE 12 for further details.

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

The Acquisition

On September 28, 2018, we entered into the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Zev Merger Sub, Inc. and Ondas Networks to acquire Ondas Networks. The transactions contemplated by the Merger Agreement were consummated on September 28, 2018 (the “Closing”), and pursuant to the terms of the Merger Agreement, all outstanding shares of common stock of Ondas Networks, $0.00001 par value per share, (the “Ondas Networks Shares”), were exchanged for shares of our common stock, $0.0001 par value per share (the “Company Shares”). Accordingly, Ondas Networks became our wholly owned subsidiary and its business became the business of the Company.

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Also in connection with the Closing, (i) our sole director appointed additional individuals, who previously were members of the board of directors of Ondas Networks and its chief executive officer, to serve on our board of directors, and our board of directors subsequently appointed executive officers; (ii) the former holders of the Ondas Networks Shares executed lock-up agreements (the “Lock-Up Agreements”), which provided for an initial 12-month lock-up period, commencing with the date of the Closing; (iii) we entered into a Common Stock Repurchase Agreement with Energy Capital, LLC, a current stockholder of the Company (“Energy Capital”), pursuant to which the entity sold an aggregate of 32.6 million Company Shares (the “Repurchase Shares”) to us at $0.0001 per share, for an aggregate consideration of $3,260, which Repurchase Shares were canceled and returned to our authorized but unissued shares; (iv) our board of directors approved, and our stockholders adopted, the 2018 Incentive Stock Plan (the “2018 Plan”) pursuant to which 10 million Company Shares have been reserved for issuance to employees, including officers, directors and consultants; and (v) we entered into a Loan and Security Agreement with Energy Capital, pursuant to which Energy Capital agreed to lend us an aggregate principal amount of up to $10 million, subject to specified conditions.

On August 30, 2019, the Company entered into a First Amendment to Lock-Up Agreements (the “Amendment”) with stockholders owning an aggregate of 24,428,681 of the Ondas Shares, representing 41% of the Company’s currently outstanding shares of common stock. The Amendment revised the terms of the Lock-Up Agreements to extend the lock-up period to September 28, 2020 and eliminated the 12-month limited sale period.

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

Liquidity and Going Concern

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. At March 31, 2020, we had a stockholders’ deficit of approximately $15,100,000. At March 31, 2020, we had short-term and long-term borrowings outstanding of approximately $10,300,000 and $500,000, respectively. As of March 31, 2020, we had cash of approximately $200,000 and a working capital deficit of approximately $15,400,000.

Our future capital requirements will depend upon many factors, including progress with developing, manufacturing and marketing our technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, our ability to establish collaborative arrangements, marketing activities and competing technological and market developments, including regulatory changes and overall economic conditions in our target markets. Our ability to generate revenue and achieve profitability requires us to successfully market and secure purchase orders for our products from customers currently identified in our sales pipeline and to new customers as well. We also will be required to efficiently manufacturer and deliver equipment on those purchase orders. These activities, including our planned research and development efforts, will require significant uses of working capital through the end of 2020 and beyond. Based on our current operating plans, we believe that our existing cash at the time of this filing and cash received under the Paycheck Protection Program (see NOTE 12 for further details) will only be sufficient to meet our anticipated operating needs through July 31, 2020.

Accounting standards require management to evaluate its ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-Q (“evaluation period”). As such, we have evaluated if cash on hand and cash generated through operating activities would be sufficient to sustain projected operating activities through June 24, 2021. We anticipate that our current resources will be insufficient to meet our cash requirements throughout the evaluation period, including funding anticipated losses and scheduled debt maturities. We expect to seek additional funds from a combination of dilutive and/or nondilutive financings in the future. Because such transactions have not been finalized, receipt of additional funding is not considered probable under current accounting standards. If we do not generate sufficient cash flows from operations and obtain sufficient funds when needed, we expect that we would scale back our operating plan by deferring or limiting some, or all, of our capital spending and/or eliminating planned headcount additions, as well as other cost reductions to be determined. Because such contingency plans have not been finalized (the specifics would depend on the situation at the time), such actions also are not considered probable for purposes of current accounting standards. Because, under current accounting standards, neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support its cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or non-dilutive financings. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

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

COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified in Wuhan, China, and has subsequently spread to other regions of the world, and has resulted in increased travel restrictions, business disruptions and emergency quarantine measures across the world including the United States.

The Company has not identified any material adverse effect on its reported results for the first quarter resulting from the coronavirus COVID-19 pandemic, however, the Company expects its business, financial condition and results of operations will be more significantly impacted in the second quarter of 2020 and for the remainder of 2020.  At the time of the issuance of this Report on Form 10-Q, the Company is unable to reasonably estimate the full extent of the impact from the COVID-19 pandemic on its future business, financial condition and results of operations.  The Company may also be unable to comply with the terms of its debt agreements and may not be able to negotiate waivers or amendments to such debt agreements in order to maintain ongoing compliance. In addition, if the Company experiences any additional unexpected delays in the resumption of its full operations, or incurs additional unanticipated costs and expenses as a result of the COVID-19 pandemic, such operational delays and unanticipated costs and expenses will have a further adverse impact on the Company’s business, financial condition and results of operations in 2020.

On March 27, 2020, in connection with the global health and economic crisis connected to the COVID-19 pandemic, the Compensation Committee of Ondas Holdings Inc. (the “Company”) approved a voluntary 90% reduction in the base salaries of both Eric A. Brock, its Chairman and Chief Executive Officer, and Stewart Kantor, its Chief Financial Officer, Treasurer and Secretary. These reductions will be effective as of March 20, 2020 for a period of 60 days.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the Coronavirus outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company has applied for, and has received, funds under the Paycheck Protection Program after the period end in the amount of $666,000. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support operations of the Company. This certification further requires the Company to consider our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan related to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2019 Form 10-K and are updated, as necessary, in this Form 10-Q. The December 31, 2019 condensed consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Use of Estimates

The process of preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements. Such management estimates include those relating to revenue recognition, inventory write-downs to reflect net realizable value, assumptions used in the valuation of stock-based awards and valuation allowances against deferred tax assets. Actual results could differ from those estimates.

Inventory

Inventories, which consist solely of equipment components, are stated at the lower of cost (first-in, first-out) or net realizable value, net of reserves for obsolete inventory. We continually analyze our slow-moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. As of March 31, 2020 and December 31, 2019, we determined that no such reserves were necessary.

Inventory consists of the following:

	March 31, 2020	December 31, 2019
Raw Material	$461,881	$372,101
Work in Process	51,451	—
Finished Goods	47,075	55,415
TOTAL INVENTORY	$560,407	$427,516

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At March 31, 2020 and December 31, 2019, we had no instruments requiring a fair value determination.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of equity financings, these costs are recorded in stockholders’ deficit as a reduction of additional paid-in capital generated as a result of offering. Should the planned equity financings be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the consolidated statement of operations. In accordance with this policy, for the three months ended March 31, 2020 and 2019, the Company expensed financing costs of $0 and $150,000, respectively.

ASC 606, Revenue from Contracts with Customers

On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method with respect to all non-completed contracts. Revenues and contract assets and liabilities for contracts completed prior to January 1, 2018 are presented in accordance with ASC 605, Revenue Recognition. ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes nearly all existing revenue recognition guidance, including industry-specific guidance. The new guidance is based on the principle that an entity should recognize revenue to depict the transfer of products or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those products or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgment and changes in judgments and assets recognized from costs incurred to fulfil a contract. The adoption of ASC 606 did not have a material effect on our financial position, results of operations, or internal controls over financial reporting.

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

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the products or services promised within each contract and determines those that are performance obligations and assesses whether each promised product or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue. For the three months ended March 31, 2020 and 2019, none of our contracts with customers included variable consideration.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contracts that are modified to account for changes in contract specifications and requirements are assessed to determine if the modification either creates new or changes the existing enforceable rights and obligations. Generally, contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. For the three months ended March 31, 2020 and 2019, there were no modifications to contract specifications.

The Company is engaged in the development, marketing and sale of wireless radio systems for secure, wide area mission-critical business-to-business networks. We generate revenue primarily from the sale of the FullMAX System and the delivery of related services, along with non-recurring engineering (“NRE”) projects with specific customers.

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

NRE revenue is comprised of separately priced agreements with certain customers to develop software and hardware application compatible with the requirements of the customers. The Company and the customer work cooperatively on such projects.

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

Our payment terms vary and range from Net 15 to Net 30 days from the date of the invoices for product and services related revenue. Our payment terms for NRE projects generally carry milestone related payment obligations over the length of the project.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue

The following tables present our disaggregated revenues by Type of Revenue and Timing of Revenue:

	Three Months Ended March 31,
	2020	2019
Type of Revenue
Product revenue	$15,272	$12,963
Service revenue	2,764	19,331
Development revenue	182,162	-
Total revenue	$200,198	$32,294

	Three Months Ended March 31,
	2020	2019
Timing of Revenue
Revenue recognized point in time	$15,272	$18,307
Revenue recognized over time	184,926	13,987
Total revenue	$200,198	$32,294

Contract Assets and Liabilities

We recognize a receivable or contract asset when we perform a service or transfer a good in advance of receiving consideration. A receivable is recorded when our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. A contract asset is recorded when our right to consideration in exchange for good or services that we have transferred to a customer is conditional on something other than the passage of time. We did not have any contract assets recorded at March 31, 2020 or December 31, 2019.

We recognize a contract liability when we receive consideration, or if we have the unconditional right to receive consideration, in advance of satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. The table below details the activity in our contract liabilities during the three months ended March 31, 2020, and the year ended December 31, 2019, and is included in deferred revenue in the Company’s unaudited condensed consolidated balance sheet.

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Balance at beginning of period	$378,850	$20,631
Additions	150,543	397,269
Transfer to revenue	(203,634)	(39,050)
Balance at end of period	$325,759	$378,850

Warranty Reserve

We provide a limited one-year assurance-type warranty on our software and hardware products. The assurance-type warranty covers defects in material and wordsmanship only. If a warranted software or hardware component is determined to be defective after being tested by the Company, the Company will repair, replace or refund the price of the covered hardware and/or software to the customer (not including any shipping, handling, delivery or installation charges). We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance-type warranties and has determined that the estimated outstanding warranty obligation at March 31, 2020 and December 31, 2019 are immaterial to the Company’s financial statements.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Leases

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. During the three months ended March 31, 2020, the Company had operating leases primarily consisting of two office space leases in Sunnyvale, CA (the “North Pastoria Lease and the Gibraltar Lease”) (collectively, the “Sunnyvale Leases”). During the three months ended March 31, 2019, the Company had the Sunnyvale Leases and a property lease in Chengdu, Sichuan Province, People’s Republic of China (the “Chengdu Lease”). In December 2019, in conjunction with the closure of Ondas Networks Limited, the Chengdu Lease was terminated. Our remaining terms of the Sunnyvale Leases range from nine months on the North Pastoria Lease and 11 months on the Gibraltar Lease.

In March 2019, the North Pastoria Lease was abandoned and the likelihood of entering into a sublease agreement for the property was minimal; therefore, the Right to Use Asset value of $259,926 was considered impaired and the amount was charged to asset impairment on the accompanying unaudited condensed consolidated financial statements.

On January 24, 2020, the Company and a third party (the “Sublessee”) entered a Sublease agreement (the “Sublease”) on the North Pastoria Lease, wherein the Sublessee will occupy the premises through December 31, 2020. The Sublessee will make payments of $9,666 per month beginning February 1, 2020. Sublease rental income for the three months ended March 31, 2020 was $19,332.

We determine if an arrangement is a lease, or contains a lease, at the inception of the arrangement. If we determine the arrangement is a lease, or contains a lease, at lease inception, we then determine whether the lease is an operating lease or financial lease. Operating and finance leases result in recording a right-of-us (“ROU”) asset and lease liability on our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. For purposes of calculating operating lease ROU assets and operating lease liabilities, we use the non-cancellable lease term plus options to extend that we are reasonably certain to take. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Our leases generally do not provide an implicit rate. As such, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. This rate is generally consistent with the interest rate we pay on borrowings under our credit facilities, as this rate approximates our collateralized borrowing capabilities over a similar term of the lease payments. We utilized the consolidated group incremental borrowing rate for all leases, as we have centralized treasury operations. We have elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying assets. We have elected not to separate lease and non-lease components for any class of underlying asset.

Lease Costs

	Three Months Ended March 31,
	2020	2019
Components of total lease costs:
Operating lease expense	$83,255	$148,085
Short-term lease costs (1)	4,250	12,717
Sublease rental income	(19,332)	-
Total lease costs	$68,173	$160,802

(1) Represents short-term leases which are immaterial.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Positions as of March 31, 2020 and December 31, 2019

ROU lease assets and lease liabilities for our operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	As of March 31, 2020	As of December 31, 2019
Assets:
Operating lease assets	$265,340	$331,419
Total lease assets	$265,340	$331,419

Liabilities:
Operating lease liabilities, current	$426,695	$489,407
Operating lease liabilities, net of current	-	52,449
Total lease liabilities	$426,695	$541,856

Other Information

	Three Months Ended March 31,
	2020	2019
Operating cash flows for operating leases	$132,791	$141,651
Weighted average remaining lease term (in years) – operating lease	0.8	2.77
Weighted average discount rate – operating lease	14%	14%

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the unaudited condensed consolidated balance sheet as of March 31, 2020, for the following five years and thereafter are as follows:

Years ending December 31,
2020 (9 months)	$398,375
2021	57,153
Total future minimum lease payments	455,528
Lease imputed interest	(28,833)
Total	$426,695

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average shares of common stock outstanding for each period. Diluted net loss per share is the same as basic net loss per share since the Company has net losses for each period presented.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following potentially dilutive securities for the three months ended March 31, 2020 and 2019 have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	Three months ended March 31,
	2020	2019
Warrants to purchase common stock	4,771,417	-
Options to purchase common stock	694,625	-
Restricted stock purchase offers	378,478	-
Convertible debt	-	140,678
Total potentially dilutive securities	5,844,520	140,678

Concentration of Customers

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue.

The table below sets forth the Company’s customers that accounted for greater than 10% of its revenues for the three- month periods ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
Customer	2020	2019
A	91%	-%
B	-%	80%
C	-%	17%

Customer D accounted for less than 10% of the Company’s revenue, however it accounted for 100% of the Company’s accounts receivable balance at March 31, 2020.

Recent Accounting Pronouncements

There have been no material changes to our significant accounting policies as summarized in NOTE 2 of our Annual Report on Form 10-K for the year ended December 31, 2019. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying condensed consolidated financial statements.

Reclassification

Certain amounts reported in the prior year financial statements have been reclassified to conform to the current year presentation.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2020	December 31, 2019

Advances for raw material purchases	$450,691	$450,691
Other prepaid expenses	129,883	105,013
Deposits	28,115	28,115
Prepaid insurance	25,871	85,201
Prepaid marketing costs	-	31,579
Total other current assets	$634,560	$700,599

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2020	December 31, 2019
Leasehold improvements	$58,613	$58,613
Vehicle	149,916	149,916
Furniture and fixtures	93,464	93,464
Test Equipment	20,493	20,493
Computer Equipment	109,509	109,509
Software	67,287	67,287
	499,282	499,282
Less: accumulated depreciation	(271,684)	(247,036)
Total property and equipment	$227,598	$252,246

Depreciation expense for the three months ended March 31, 2020 and 2019 was $24,648 and $32,701, respectively.

NOTE 5 – INTANGIBLE ASSETS

Our intangible assets include patent costs totaling $152,092 less accumulated amortization of patent costs of $1,889 at March 31, 2020. Our intangible assets include patent costs totaling $127,593 less accumulated amortization of patent costs of $1,249 at December 31, 2019.

Estimated amortization expense for the next five years for the patent cost currently being amortized is as follows:

Year Ending December 31,	Estimated Amortization
2020 (9 months)	$1,920
2021	$2,560
2022	$2,560
2023	$2,560
2024	$2,560

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31, 2020	December 31, 2019
Accrued payroll and other benefits	$2,002,270	$2,094,536
Accrued interest	751,944	437,569
Deferred revenue and customer deposits	325,759	378,850
Accrued professional fees	50,213	104,602
Other accrued expenses	24,249	67,848
Accrued rent and facilities costs	20,773	24,584
Sublease deposit	19,331	-
D&O insurance financing payable	-	33,660
Total accrued expenses and other current liabilities	$3,194,539	$3,141,649

NOTE 7 – SECURED PROMISSORY NOTES

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On October 28, 2019, Company and Steward Capital entered into a letter of agreement (the “Second Amendment”) to amend the Agreement, as amended wherein the parties agreed to (i) extend and amend the due date for all accrued and unpaid interest starting September 2, 2019 to the Maturity Date (September 9, 2020) and (ii) extend and amend the due date for the 3% fee payable to Steward Capital in connection with the amendment and waiver dated June 2019 to be payable on the Maturity Date. In connection with the extensions and amendments the Company also issued Steward Capital 120,000 shares of the Company’s common stock valued at $300,000 on December 15, 2019. The value was recorded as debt discount and amortized over the life of the loan. The Company concluded that the modifications created by the Second Amendment resulted in a troubled debt restructuring under Accounting Standard Codification—Debt (Topic 470) as it was determined that a concession was granted by Steward Capital. However, as the future payments to be made subsequent to the modification are greater than the carrying value at the time of the modification, no gain or loss was required to be recognized on the troubled debt restructuring. As the difference between the effective interest rate method and the straight-line method is deemed immaterial, the Company will continue to amortize the deferred loan costs using the straight-line method over the remaining term of the Loan.

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

As of March 31, 2020, the principal balance was $10,000,000, net of debt discount of $161,957 and accreted cost of $428,230. As of December 31, 2019, the principal balance was $10,000,000, net of debt discount of $252,933 and accreted cost of $359,828. As of March 31, 2020 and December 31, 2019, accrued interest was $751,944 and $437,569, respectively, and included in accrued expenses and other current liabilities in the balance sheet in the accompanying unaudited condensed consolidated financial statements.

NOTE 8 – LONG-TERM NOTES PAYABLE

Promissory Notes

On February 15 and June 7, 2016, the Company entered into two 10%, 18-month promissory notes for $100,000 each with an individual (the “Promissory Notes”). Pursuant to several amendments to the Promissory Notes through July 2019, (i) the Promissory Notes were extended to September 30, 2021 (the “Maturity Date”), (ii) accrued and unpaid interest on the Promissory Notes totaling $39,921 was transferred to principal, and (iii) interest will be accrued from August 2019 through the Maturity Date. The principal balance of the Promissory Notes at March 31, 2020 and December 31, 2019 was $239,921. Accrued interest at March 31, 2020 and December 31, 2019 was $15,995 and $9,997, respectively.

Convertible Promissory Notes

On September 14, 2017, the Company and an individual entered into a convertible promissory note with unilateral conversion preferences by the individual (the “Convertible Promissory Note”). On July 11, 2018, the Company’s board of directors, approved certain changes to the Convertible Promissory Note wherein the conversion feature was changed from unilateral to mutual between the individual and the Company.

At both March 31, 2020 and December 31, 2019, the total outstanding balance of the convertible promissory note (the “Note”) was $300,000. The maturity date of the Note is based on the payment of 0.6% of quarterly gross revenue until 1.5 times the amount of the Note is paid. Accrued interest at March 31, 2020 and December 31, 2019 was $33,759 and $31,243, respectively.

On September 27, 2019, the holder of the Note was granted a warrant to purchase 140,678 shares of common stock of the Company. The fair value of this warrant was recorded as financing costs on the accompanying condensed consolidated financial statements. See NOTE 9 for further details.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

At March 31, 2020, the Company had 10,000,000 shares of preferred stock, par value $0.0001, authorized for issuance, of which no shares of preferred stock were issued or outstanding.

Common Stock

At March 31, 2020, the Company had 350,000,000 shares of common stock, par value $0.0001 (the “Common Stock”) authorized for issuance, of which 59,268,085 shares of our Common Stock were issued and outstanding.

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

As of March 31, 2020, we had Warrants outstanding to purchase an aggregate of 4,771,417 shares with a weighted-average contractual remaining life of approximately 2.6 years, and exercise prices ranging from $0.01 to $3.25 per share, resulting in a weighted average exercise price of $3.15 per share. At March 31, 2020, no Warrants were exercised.

Equity Incentive Plan

In connection with the Closing, our board of directors (the “Board”) approved, and our stockholders adopted, the 2018 Equity Incentive Plan (the “2018 Plan”) pursuant to which 10,000,000 shares of our Common Stock has been reserved for issuance to employees, including officers, directors and consultants. The 2018 Plan shall be administered by the Board, provided however, that the Board may delegate such administration to the compensation committee (the “Committee”). Subject to the provisions of the 2018 Plan, the Board and/or the Committee shall have authority to grant, in its discretion, incentive stock options, or non-statutory options, stock awards or restricted stock purchase offers (“Equity Awards”). As of March 31, 2020, the Board has not approved any Equity Awards made pursuant to the 2018 Plan.

Stock Options to Purchase Common Stock

In January 2020, pursuant to the terms of a Severance Agreement 19,625 stock options to purchase common stock of the Company (“Options”) with deferred distribution were promised to a former employee of the Company pursuant to the 2018 Plan. For the three months ended March 31, 2020, $15,479 in related stock compensation expense has been recorded and is included in the accompanying condensed consolidated financial statements. As of March 31, 2020, we had Options outstanding to purchase an aggregate of 694,625 shares with a weighted-average contractual remaining life of approximately 4.5 years, and exercise prices ranging from $2.50 to $3.25 per share, resulting in a weighted average exercise price of $3.23 per share. At March 31, 2020, no Options were exercised.

The assumptions used in the Black-Scholes Model are set forth in the table below.

Stock price	$2.50
Risk-free interest rate	1.56%
Volatility	44.34%
Expected life in years	3
Dividend yield	0.00%

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Purchase Offers

During 2018, the Company entered into an agreement wherein 378,478 restricted stock purchase offers (‘RSU(s)”) with deferred distribution were as promised to a consultant for the Company pursuant to the 2018 Plan. For the three months ended March 31, 2020, $10,120 in related stock compensation expense was recorded and is included in the accompanying consolidated financial statements. The Company has not yet executed the RSU agreement with the consultant. Non-vested RSUs as of March 31, 2020 totaled 94,620. The weighted average grant-date fair value for the RSU is $0.22. The weighted average vesting period of the RSU is 2.0 years. As of December 31, 2019, unrecognized compensation expense related to the unvested portion of the RSU was $20,237, which is expected to be recognized over a weighted average period of 0.5 years.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of March 31, 2020.

NOTE 11 – RELATED PARTY TRANSACTIONS

Between April 16 and December 31, 2019, we accrued $141,667 in salary for Eric Brock, our Chief Executive Officer. On March 12, 2020, Mr. Brock waived the accrued salary.

On March 12, 2020, Stewart Kantor, the Company’s Chief Financial Officer, waived $8,334 in accrued salary.

NOTE 12 – SUBSEQUENT EVENTS

Siemens Mobility, Inc. Agreements

On April 23, 2020, effective April 24, 2020, the Company and Siemens Mobility, Inc. (“Siemens”) (the “Parties”) entered into a Joint Development Agreement (the “JDA”) and a Brand Label and Master Purchase Agreement (the “BLA”). The JDA calls for the joint development of (i) a dual-mode 900 MHZ over-the-air ATCS compatible, MC-IoT capable base station radio and (ii) a dual-purpose 900 MHz, over-the-air ATCS compatible, MC-IoT capable wayside radio. The BLA calls for the purchase by Siemens of certain products developed under the JDA to create a Siemens-branded portfolio of wireless radio communication systems to the North American Rail Market. These agreements follow a Letter of Intent entered into by the Parties on November 19, 2019 wherein the Company would begin preliminary work to establish (i) project scope, (ii) project management plan, (ii) project schedule, (iv) system requirements specifications, and (v) software containerization requirements specifications.

Paycheck Protection Program Loan

On May 4, 2020, Company entered into a loan pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as administered by the U.S. Small Business Administration (the “SBA”). The loan, in the principal amount of approximately $666,000 (the “PPP Loan”), was disbursed by Wells Fargo Bank, National Association (“Lender”) on May 6, 2020, pursuant to a Paycheck Protection Program Promissory Note and Agreement (the “Note and Agreement”).

The PPP Loan matures on the two-year anniversary of the funding date and bears interest at a fixed rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence after the six-month anniversary of the funding date. The Company did not provide any collateral or guarantees for the PPP Loan, nor did the Company pay any facility charge to obtain the PPP Loan. The Note and Agreement provides for customary events of default, including those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company may prepay the principal of the PPP Loan at any time without incurring any prepayment charges.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

All or a portion of the PPP Loan may be forgiven by the SBA and the Lender upon application by the Company beginning 60 days but not later than 90 days after the funding date of the PPP Loan. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during the eight-week period beginning on the approval date of the PPP Loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee earning more than $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. Although the Company currently believes that its use of the PPP Loan will meet the conditions for forgiveness of the PPP Loan, the Company cannot assure that the PPP Loan will be forgiven, in whole or in part.

Warrants to Purchase Common Stock of the Company

On May 6, 2020, the Board of Directors of the Company issued (i) Warrants to purchase an aggregate of 963,375 shares with an exercise price of $2.50 per share and (ii) Warrants to purchase an aggregate of 29,375 with an exercise price of $2.13 per share. These Warrants were issued to certain individuals for prior service to the Company. The Warrants are fully vested and have a term of five years. The Warrants were, and the shares of Common Stock underlying the Warrants will be, issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, as a sale not involving any public offering.

Stock Options to Purchase Common Stock of the Company

On May 6, 2020, the Compensation Committee of the Board of Directors of the Company granted Options to purchase an aggregate of 1,499,000 shares with an exercise price of $2.13 per share. These Options were issued to employees and consultants of the Company in connection with their service to the Company. These Options were issued pursuant to the Company’s 2018 Equity Incentive Plan.

Deregistration of Ondas Network Limited

On June 2, 2020, Ondas Network Limited, formed to do business in China, was deregistered by the authority of the Chengdu High-Tech Zone, Market Supervision Administration.

Increase Size of Board of Directors of Ondas Holdings Inc. and Appointment of New Director

On June 2, 2020, the Board of Directors of the Company increased the size of the Board of Directors from five to six members and appointed Thomas Bushey as a director effective June 3, 2020.

Appointment of President of Ondas Holdings Inc.

On June 2, 2020, the Board of Directors of the Company appointed Mr. Bushey as President of the Company effective June 3, 2020. Stewart Kantor, who previously served as President of the Company, will continued in his role as Chief Financial Officer, Treasurer and Secretary of the Company.

On June 3, 2020, the Company entered into an employment agreement with Mr. Bushey. Pursuant to the employment agreement, Mr. Bushey will be paid an annual salary of $200,000 and will be eligible to participate in the benefits plans established for Company employees. Also, on June 3, 2020, Mr. Bushey was granted restricted stock units for 3,000,000 shares of the Company’s common stock pursuant to the Company’s 2018 Incentive Stock Plan, which shares will vest quarterly in equal amounts over a period of two years from the date of grant (with 375,000 shares vesting on the last day of each calendar quarter beginning on June 30, 2020), and which shares will not be issued and delivered to Mr. Bushey until June 3, 2022, at the request of Mr. Bushey.

Amended and Restated Employment Agreements with Eric Brock and Stewart Kantor

On June 3, 2020, the Company entered into amended and restated employment agreements with each of Eric Brock, Chairman and Chief Executive Officer of the Company, and Mr. Kantor. The amended and restated employment agreement for Messrs. Brock and Kantor, among other things, amend provisions to comply with the requirements of Section 409A of the Internal Revenue Code.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provide information which our management believes to be relevant to an assessment and understanding of the results of operations and financial condition of Ondas Holdings Inc. (“we”, “our” or the “Company”). This discussion should be read together with our condensed consolidated financial statements and the notes included therein, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2020, including the audited consolidated financial statements and notes included therein as of and for the year ended December 31, 2019. This discussion contains forward-looking statements that involve risks and uncertainties. For a description of factors that may cause our actual results to differ materially from those anticipated in these forward-looking statements, please refer to the below section of this Report titled “Cautionary Note Regarding Forward-Looking Statements.” The reported results will not necessarily reflect future results of operations or financial condition. Unless otherwise defined herein, all initially capitalized terms herein shall be as defined in our Annual Report on Form 10-K.

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

COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified in Wuhan, China, and has subsequently spread to other regions of the world, and has resulted in increased travel restrictions, business disruptions and emergency quarantine measures across the world including the United States.

The Company has not identified any material adverse effect on its reported results for the first quarter resulting from the coronavirus COVID-19 pandemic, however, the Company expects its business, financial condition and results of operations will be more significantly impacted in the second quarter of 2020 and for the remainder of 2020.  At the time of the issuance of this Report on Form 10-Q, the Company is unable to reasonably estimate the full extent of the impact from the COVID-19 pandemic on its future business, financial condition and results of operations.  The Company may also be unable to comply with the terms of its debt agreements and may not be able to negotiate waivers or amendments to such debt agreements in order to maintain ongoing compliance. In addition, if the Company experiences any additional unexpected delays in the resumption of its full operations, or incurs additional unanticipated costs and expenses as a result of the COVID-19 pandemic, such operational delays and unanticipated costs and expenses will have a further adverse impact on the Company’s business, financial condition and results of operations in 2020.

We relied on the SEC’s March 25, 2020 Order (which extended and superseded a prior order issued on March 4, 2020), pursuant to Section 36 of the Exchange Act (Release No 34-88465) (the “Order”), to delay the filing of this Quarterly Report on Form 10-Q (the “Quarterly Report”) due to circumstances related to the COVID-19 pandemic. On May 7, 2020, we filed a Current Report on Form 8-K stating that we are relying on the Order to delay the filing of the Quarterly Report by up to 45 days. We announced that in connection with the COVID-19 pandemic, we reduced our business activity to critical operations only, and furloughed 80% of our workforce at that time. Furthermore, per orders issued by the Health Officer of the County of Santa Clara, the Company’s offices in Sunnyvale, California were closed, except for functions related to the support of remote workers and product support related to the transportation sector.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the Coronavirus outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company has applied for, and has received, funds under the Paycheck Protection Program after the period end in the amount of $666,000. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support operations of the Company. This certification further requires the Company to consider our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan related to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

Products and Services

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

Our FullMAX platform has been selected by a customer to be the connectivity backbone for the deployment of a nationwide wireless network for operators of unmanned aircraft systems (“UAS”). This network will be designed to enable the command and control of industrial and commercial drones. The unique air interface protocol and narrow channel capability of FullMAX offers significant value in the command and control function required to safely and economically operate many drones on a single network. Upon commercialization, we expect our FullMAX platform to be scalable to simultaneously manage hundreds of drones per tower site flying beyond visual line of site (BVLOS) missions throughout the U.S. airspace. We expect our FullMAX platform to be shipped and deployed by the UAS customer in the second quarter of 2020, providing coverage over the entire U.S. airspace using Ondas’ high-powered, terrestrial base stations.

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

Results of Operations

Three months ended March 31, 2020 compared to three months ended March 31, 2019

	Three Months Ended March 31,
	2020	2019	Increase (Decrease)
Revenue	$200,198	$32,294	$167,904
Cost of goods sold	181,092	5,302	175,790
Gross profit	19,106	26,992	(7,886)
Operating expenses:
General and administrative	908,587	1,614,730	(706,143)
Sales and marketing	549,018	1,868,971	(1,319,953)
Research and development	892,929	1,661,419	(768,490)
Total operating expense	2,350,534	5,145,120	(2,794,586)
Operating loss	(2,331,428)	(5,118,128)	(2,786,700)
Other income (expense)	(475,857)	(705,597)	(229,740)
Net loss	(2,807,285)	(5,823,725)	(3,016,440)
Other comprehensive loss	-	4,661	4,661
Comprehensive loss	$(2,807,285)	$(5,819,064)	$(3,011,779)

Revenues

Our revenues were $200,198 for the three months ended March 31, 2020 compared to $32,294 for the three months ended March 31, 2019. Revenues during the three months ended March 31, 2020 included $15,272 for product, $2,764 for maintenance/service contracts and $182,162 for development services. Revenues during the same period in 2019 included $12,963 for products and $19,331 for maintenance/service contracts.

Cost of goods sold

Our cost of sales was $181,092 for the three months ended March 31, 2020 compared to $5,302 for the three months ended March 31, 2019. The increase in cost of sales was primarily a result of costs related to development services.

Gross profit

Our gross profit decreased by $7,886 for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 based on the changes in revenues and costs of sales as discussed above. Gross margin for the periods in 2020 and 2019 was 10% and 84%, respectively. This reduction in gross margin is a direct result of development services.

Operating Expenses

Our principal operating costs include the following items as a percentage of total expense.

	Three Months Ended March 31,
	2020	2019
Human resource costs, including benefits	52.6%	44.5%
Travel and entertainment	5.9%	4.5%
Other general and administration costs:
Professional fees and consulting expenses	11.6%	24.6%
Other expense	15.7%	14.3%
Depreciation and amortization	0.3%	0.6%
Other research and deployment costs, excluding human resources and travel and entertainment	3.3%	4.9%
Other sales and marketing costs, excluding human resources and travel and entertainment	10.6%	6.6%

Operating expenses decreased by approximately $2,795,000, or 55% as a result of the following items:

(000s)
Human resource costs, including benefits	$(1,465)
Travel and entertainment	(166)
Other general and administration costs:
Professional fees and consulting costs	(327)
Other expense	(441)
Depreciation and amortization	(8)
Other research and deployment costs, excluding human resources and travel and entertainment	(93)
Other sales and marketing costs, excluding human resources and travel and entertainment	(295)
$(2,795)

In an effort to more efficiently manage our costs, we lowered headcount, including through furloughs as discussed above, reduced salaries of our management team, as discussed above, and reduced product development spending which resulted in an across the board reduction in the major components of our operating costs for the three months ended March 31, 2020 compared to the same period in 2019.

Operating Loss

As a result of the foregoing, our operating loss decreased by $2,786,700, or 54%, to $2,331,428 for the three months ended March 31, 2020, compared with $5,118,128 for the three months ended March 31, 2019, primarily as a result of reduced operating expenses as discussed above.

Other Income (Expense), net

Other income (expense), net decreased by $229,740, or 33%, to $475,857 for the three months ended March 31, 2020, compared with $705,597 for the three months ended March 31, 2019. During the three months ended March 31, 2020, compared to the same period in 2019, we reported a decrease in interest expense of approximately $72,000 and a decrease in the write-off of financing costs of approximately $150,000, while interest and other income, net increased by approximately $8,000.

Net Loss

As a result of the net effects of the foregoing, net loss decreased by $3,016,440, or 52%, to $2,807,285 for the three months ended March 31, 2020, compared with $5,823,725 for the three months ended March 31, 2019. Net loss per share of common stock, basic and diluted, was $(0.05) for the three months ended March 31, 2020, compared with approximately $(0.12) for the three months ended March 31, 2019.

Summary of (Uses) and Sources of Cash

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(1,973,754)	$(4,694,328)
Net cash used in investing activities	(2,393)	(84,753)
Net cash provided by financing activities	-	4,086,516
Decrease in cash	(1,976,147)	(692,565)
Cash and cash equivalents, beginning of period	2,153,028	1,129,863
Cash and cash equivalents, end of period	$176,881	$437,298

The principal use of cash in operating activities for the three months ended March 31, 2020 was to fund the Company’s current expenses primarily related to sales and marketing and research and development activities necessary to allow us to service and support customers. The decrease in cash flows used in operating activities of approximately $2,721,000 is primarily a result of a reduced headcount and lower product development spending. Cash flows used in investing activities remains low and decreased by approximately $82,000 primarily due to a reduction in capital spending. The decrease in cash provided by financing activities of approximately $4,087,000 is related to funds raised during the three months ended March 31, 2019 via a loan and security agreement.

For a summary of our outstanding Secured Promissory Notes and Long-Term Notes Payable and, see NOTES 7 and 8 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. As of March 31, 2020, we had a stockholders’ deficit of approximately $15,100,000. At March 31, 2020, we had short-term and long-term borrowings outstanding of approximately $10,300,000 and $500,000, respectively. As of March 31, 2020, we had cash of approximately $200,000 and a working capital deficit of approximately $15,400,000.

Our future capital requirements will depend upon many factors, including progress with developing, manufacturing and marketing our technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, our ability to establish collaborative arrangements, marketing activities and competing technological and market developments, including regulatory changes and overall economic conditions in our target markets. Our ability to generate revenue and achieve profitability requires us to successfully market and secure purchase orders for our products from customers currently identified in our sales pipeline and to new customers as well. We also will be required to efficiently manufacturer and deliver equipment on those purchase orders. These activities, including our planned research and development efforts, will require significant uses of working capital through the end of 2020 and beyond. Based on our current operating plans, we believe that our existing cash at the time of this filing will only be sufficient to meet our anticipated operating needs through July 2020. The Company is currently exploring options to raise capital, however, there can be no assurances that additional funding will be available on terms acceptable to us, if at all.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-K (“evaluation period”). As such, we have evaluated if cash on hand and cash generated through operating activities would be sufficient to sustain projected operating activities through June 24, 2021. We anticipate that our current resources will be insufficient to meet our cash requirements throughout the evaluation period, including funding anticipated losses and scheduled debt maturities. We expect to seek additional funds from a combination of dilutive and/or non-dilutive financings in the future. Because such transactions have not been finalized, receipt of additional funding is not considered probable under current accounting standards. If we do not generate sufficient cash flows from operations and obtain sufficient funds when needed, we expect that we would scale back our operating plan by deferring or limiting some, or all, of our capital spending, reducing our spending on travel, and/or eliminating planned headcount additions, as well as other cost reductions to be determined. Because such contingency plans have not been finalized (the specifics would depend on the situation at the time), such actions also are not considered probable for purposes of current accounting standards. Because, under current accounting standards, neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support its cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or non-dilutive financings. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

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

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. Information concerning our critical accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 13, 2020. There have been no significant changes in our critical accounting polies since the filing of the Form 10-K.

Recent Accounting Pronouncements

There have been no material changes to our significant accounting policies as summarized in NOTE 2 of our Annual Report on Form 10-K for the year ended December 31, 2019. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying condensed consolidated financial statements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of the three month period ended March 31, 2020, due to the existence of the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the control deficiencies identified during this evaluation and set forth below, our senior management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2020 due to the existence of a material weakness in internal control over financial reporting as described below.

As set forth below, management will take steps to remediate the control deficiencies identified below. Notwithstanding the control deficiencies described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the quarter ended March 31, 2020.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company did not maintain effective internal control over financial reporting as of the three-month period ended March 31, 2020 due to the existence of the following material weakness identified by management:

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

Management’s Remediation Plan

Management believes that progress has been made during the three months ended March 31, 2020, and through the date of this report, to remediate the underlying causes of the material weakness in internal control over financial reporting. Management intends to remediate the material weakness in the following manner:

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

Changes in internal control over financial reporting

Other than the Remediation Plan set forth above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For information regarding known material risks that could affect our results of operations, financial condition and liquidity, please see the information under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 13, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None, other than those previously disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Name of Document

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated June 24, 2020*

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated June 24, 2020*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated June 24, 2020**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated June 24, 2020**

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: June 24, 2020

ONDAS HOLDINGS INC.

By:	/s/ Eric A. Brock
Eric A. Brock
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Stewart W. Kantor
Stewart W. Kantor
Chief Financial Officer
(Principal Financial and Accounting Officer)