Form 10-Q
period 2020-06-30
Ondas Holdings Inc.
filed 2020-08-17
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The number of shares outstanding of the issuer’s common stock as of August 17, 2020 was 59,268,085.

ONDAS HOLDINGS INC.

i

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$43,964	$2,153,028
Restricted cash	19,332	-
Accounts receivable, net	332,981	20,212
Inventory	957,022	427,516
Other current assets	305,615	700,599
Total current assets	1,658,914	3,301,355

Property and equipment, net	209,671	252,246

Other Assets:
Licenses, net	270,059	200,000
Intangible assets, net	149,563	126,344
Lease deposits	49,377	52,152
Deferred offering costs	23,596	-
Operating lease right of use assets	196,651	331,419
Total other assets	689,246	709,915

Total assets	$2,557,831	$4,263,516

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$3,363,303	$2,322,198
Operating lease liabilities	307,456	489,407
Accrued expenses and other current liabilities	3,598,296	3,141,649
Secured promissory note, net of debt discount $70,981 and $252,933, respectively	10,425,650	10,106,895
Notes payable	259,035	-
Total current liabilities	17,953,740	16,060,149

Long-Term Liabilities:
Notes payable, net of current portion	946,977	539,921
Accrued interest	58,501	41,239
Operating lease liabilities, net of current portion	-	52,449
Total long-term liabilities	1,005,478	633,609

Total liabilities	18,959,218	16,693,758

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.0001: 10,000,000 shares authorized	-	-
Common stock - par value $0.0001; 350,000,000 shares authorized; 59,268,085 issued and outstanding in each period	5,927	5,927
Additional paid in capital	41,392,179	39,335,498
Accumulated deficit	(57,799,493)	(51,771,667)
Total stockholders’ deficit	(16,401,387)	(12,430,242)

Total liabilities and stockholders’ deficit	$2,557,831	$4,263,516

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues, net	$1,155,374	$193,157	$1,355,572	$225,451
Cost of goods sold	540,585	50,646	721,677	55,948
Gross profit	614,789	142,511	633,895	169,503

Operating expenses:
General and administration	2,490,257	1,223,443	3,398,844	2,838,173
Sales and marketing	132,370	1,685,241	681,388	3,554,212
Research and development	757,916	1,499,111	1,650,845	3,160,530
Total operating expenses	3,380,543	4,407,795	5,731,077	9,552,915

Operating loss	(2,765,754)	(4,265,284)	(5,097,182)	(9,383,412)

Other income (expense)
Other income	-	2,727	9,013	4,308
Interest income	66	1,667	158	1,667
Interest expense	(454,853)	(719,106)	(939,815)	(1,276,284)
Impairment of deferred offering and financing costs associated with canceled financing efforts	-	(120,632)		(270,632)
Total other income (expense)	(454,787)	(835,344)	(930,644)	(1,540,941)

Loss before provision for income taxes	(3,220,541)	(5,100,628)	(6,027,826)	(10,924,353)

Provision for income taxes	-	-	-	-

Net loss	(3,220,541)	(5,100,628)	(6,027,826)	(10,924,353)

Foreign currency translation gain	-	9,239	-	13,900

Comprehensive loss	$(3,220,541)	$(5,091,389)	$(6,027,826)	$(10,910,453)

Net loss per share - basic and diluted	$(0.05)	$(0.10)	$(0.10)	$(0.22)

Weighted average number of common shares outstanding, basic and diluted	59,408,763	50,463,732	59,408,763	50,463,732

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

					Other
			Additional		Accumulated
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance, December 31, 2019	59,268,085	$5,927	$39,335,498	$(51,771,667)	$-	(12,430,242)
Stock-based compensation	-	-	25,599	-	-	25,599
Forgiveness of accrued officers’ salary	-	-	150,002	-	-	150,002
Net loss	-	-	-	(2,807,285)	-	(2,807,285)

Balance, March 31, 2020	59,268,085	5,927	39,511,099	(54,578,952)	-	(15,061,926)
Stock-based compensation	-	-	1,881,080	-	-	1,881,080
Net loss	-	-	-	(3,220,541)	-	(3,220,541)

Balance, June 30, 2020	59,268,085	$5,927	$41,392,179	$(57,799,493)	$-	$(16,401,387)

Balance, December 31, 2018	50,463,732	$5,046	$17,491,734	$(32,381,535)	$-	(14,884,755)
Stock-based compensation	-	-	47,023	-	-	47,023
Foreign currency translation gain	-	-	-	-	4,661	4,661
Net loss	-	-	-	(5,823,725)	-	(5,823,725)

Balance, March 31, 2019	50,463,732	5,046	17,538,757	(38,205,260)	4,661	(20,656,796)
Stock-based compensation	-	-	25,013	-	-	25,013
Foreign currency translation gain	-	-	-	-	9,239	9,239
Net loss	-	-	-	(5,100,628)	-	(5,100,628)

Balance, June 30, 2019	50,463,732	$5,046	$17,563,770	$(43,305,888)	$13,900	$(25,723,172)

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(6,027,826)	$(10,924,353)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	49,473	67,682
Amortization of debt discount and deferred financing costs	295,159	134,993
Amortization of intangible assets	6,464	429
Non-cash lease expense	134,768	110,161
Impairment of operating lease	-	259,926
Impairment of deferred offering and financing costs	-	270,632
Stock-based compensation	1,906,679	72,035
Changes in operating assets and liabilities:
Restricted cash	19,332	-
Accounts receivable	(312,769)	(9,070)
Inventory	(102,821)	(59,224)
Other current assets	(145,608)	(383,874)
Accounts payable	1,041,105	603,891
Operating lease liability	(234,400)	(152,510)
Accrued expenses and other current liabilities	604,579	1,498,146
Net cash flows used in operating activities	(2,765,865)	(8,511,136)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(24,499)	(43,474)
Purchase of equipment	(6,898)	(69,268)
Proceeds from sub-lease deposit	19,332	-
Security deposit	2,775	(8,475)
Purchase of licenses	-	(200,000)
Net cash flows used in investing activities	(9,290)	(321,217)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from secured promissory note	-	8,350,000
Proceeds from paycheck protection program loan	666,091	-
Payment of deferred offering costs	-	(67,350)
Net cash flows provided by financing activities	666,091	8,282,650

Decrease in cash and cash equivalents	(2,109,064)	(549,703)
Effect of foreign currency translation of cash	-	10,742
Cash and cash equivalent, beginning of period	2,153,028	1,129,863
Cash and cash equivalents, end of period	$43,964	$590,902

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$4,928	$690,675
Cash paid for income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Forgiveness of accrued officers’ salary	$150,002	$-
Interest converted to debt	$-	$196,570

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company

Ondas Holdings Inc. (“Ondas Holdings,” the “Company,” “we,” or “our”) was originally incorporated in Nevada on December 22, 2014 under the name of Zev Ventures Incorporated. On September 28, 2018, we closed an acquisition, described below, changed our name to Ondas Holdings Inc., and Ondas Networks Inc., a Delaware corporation (“Ondas Networks”), became our sole focus and wholly owned subsidiary. The corporate headquarters for Ondas Holdings and operational headquarters for Ondas Networks is located in Sunnyvale, California.

We have two wholly owned subsidiaries: (i) Ondas Networks, our operating company, originally incorporated in Delaware on February 16, 2006 under the name Full Spectrum Inc., subsequently changed to Ondas Networks Inc. on August 10, 2018, and (ii) FS Partners (Cayman) Limited, a Cayman Islands limited liability company (“FS Partners”). We have one majority owned subsidiary, Full Spectrum Holding Limited, a Cayman Islands limited liability company (“FS Holding”), which owned 100% of Ondas Network Limited, organized in Chengdu Province, China. FS Partners and Ondas Network Limited were both formed for the purpose of operating in China. As of December 31, 2019, we revised our business strategy, discontinuing all operations in China. On June 2, 2020, Ondas Network Limited was deregistered by the authority of the Chengdu High-Tech Zone, Market Supervision Administration. We are in the process of dissolving FS Partners and FS Holding and expect the process to be completed by the end of September 2020.

Business Activity

Ondas Networks’ wireless networking products are applicable to a wide range of mission critical operations that require secure communications over large geographic areas. We provide wireless connectivity solutions enabling mission-critical Industrial Internet applications and services. We refer to these applications as the Mission-Critical Internet of Things (MC-IoT).

We design, develop, manufacture, sell and support FullMAX, our multi-patented, state-of-the-art, point-to-multipoint, Software Defined Radio (SDR) platform for secure, licensed, private, wide-area broadband networks. Our customers purchase FullMAX system solutions to deploy wide-area intelligent networks (WANs) for smart grids, smart pipes, smart fields and other mission critical networks that need internet protocol connectivity. We sell our products and services globally through a direct sales force and value-added sales partners to critical infrastructure providers including electric and gas utilities, water and wastewater utilities, oil and gas producers and pipeline operators, and for other critical infrastructure applications in areas such as homeland security and defense, and transportation. In addition, in the second quarter of 2020, our FullMAX platform began to be deployed to provide command and control connectivity solutions for drones and unmanned aerial systems (UAS).

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Also in connection with the Closing, (i) our sole director appointed additional individuals, who previously were members of the board of directors of Ondas Networks and its chief executive officer, to serve on our Board, and our Board subsequently appointed executive officers; (ii) the former holders of the Ondas Networks Shares executed lock-up agreements (the “Lock-Up Agreements”), which provided for an initial 12-month lock-up period, commencing with the date of the Closing, with a subsequent 12-month limited sale period; (iii) we entered into a Common Stock Repurchase Agreement with Energy Capital, LLC, a current stockholder of the Company (“Energy Capital”), pursuant to which the entity sold an aggregate of 32.6 million Company Shares (the “Repurchase Shares”) to us at $0.0001 per share, for an aggregate consideration of $3,260, which Repurchase Shares were canceled and returned to our authorized but unissued shares; (iv) our Board approved, and our stockholders adopted, the 2018 Incentive Stock Plan (the “2018 Plan”) pursuant to which 10 million Company Shares have been reserved for issuance to employees, including officers, directors and consultants; and (v) we entered into a Loan and Security Agreement with Energy Capital, pursuant to which Energy Capital agreed to lend us an aggregate principal amount of up to $10 million, subject to specified conditions.

On August 30, 2019, the Company entered into a First Amendment to Lock-Up Agreements (the “Amendment”) with stockholders owning an aggregate of 24,428,681 of the Company Shares, representing 41% of the Company’s then outstanding shares of common stock. The Amendment revised the terms of the Lock-Up Agreements to extend the lock-up period to September 28, 2020 and eliminated the 12-month limited sale period.

In accordance with ASC 805-40, Reverse Acquisitions, the historical capital stock account of Ondas Networks immediately prior to the Closing was carried forward and retroactively adjusted to reflect the par value of the outstanding stock of the Company, including the number of shares issued in the Closing as we are the surviving legal entity. Additionally, retained earnings of Ondas Networks has been carried forward after the Closing. All share and per share amounts in the condensed consolidated financial statements and related notes have been retrospectively adjusted to reflect the Exchange Ratio in connection with the Acquisition.

Liquidity and Going Concern

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. At June 30, 2020, we had a stockholders’ deficit of approximately $16,401,000. At June 30, 2020, we had short- and long-term borrowings outstanding of approximately $10,685,000 and $947,000, respectively. As of June 30, 2020, we had cash of approximately $44,000 and a working capital deficit of approximately $16,295,000.

Our future capital requirements will depend upon many factors, including progress with developing, manufacturing and marketing our technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, our ability to establish collaborative arrangements, marketing activities and competing technological and market developments, including regulatory changes and overall economic conditions in our target markets. Our ability to generate revenue and achieve profitability requires us to successfully market and secure purchase orders for our products from customers currently identified in our sales pipeline as well as new customers. We also will be required to efficiently manufacturer and deliver equipment on those purchase orders. These activities, including our planned research and development efforts, will require significant uses of working capital through the end of 2020 and beyond. Based on our current operating plans, we believe that our existing cash at the time of this filing and cash received under the Paycheck Protection Program (see NOTE 8 for further details) will only be sufficient to meet our anticipated operating needs through September 8, 2020.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting standards require management to evaluate the Company’s ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-Q (“evaluation period”). As such, we have evaluated if cash on hand and cash generated through operating activities would be sufficient to sustain projected operating activities through August 17, 2021. We anticipate that our current resources will be insufficient to meet our cash requirements throughout the evaluation period, including funding anticipated losses and scheduled debt maturities. We expect to seek additional funds from a combination of dilutive and/or nondilutive financings in the future. Because such transactions have not been finalized, receipt of additional funding is not considered probable under current accounting standards. If we do not generate sufficient cash flows from operations and obtain sufficient funds when needed, we expect that we would scale back our operating plan by deferring or limiting some, or all, of our capital spending, and/or eliminating planned headcount additions, as well as other cost reductions to be determined. Because such contingency plans have not been finalized (the specifics would depend on the situation at the time), such actions are also not considered probable for purposes of current accounting standards. Because, under current accounting standards, neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or non-dilutive financings. There can be no assurances; however, that additional funding will be available on terms acceptable to us, if at all.

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

The Company’s business, financial condition and results of operations were impacted from the COVID-19 pandemic during the three months ended June 30, 2020 as follows:

●	Sales and marketing efforts were disrupted as our business development team was unable to travel to visit customers and customers were unable to receive visitors for on-location meetings;
●	Field activity for testing and deploying our wireless systems was delayed due to the inability for our field service team to install and test equipment for our customers;
●	Supply chain disruptions led to component shortages and inefficiencies in and delays in producing and delivering equipment for certain purchase orders; and
●	Delays in fulfilling purchase orders reduced our cash flow from operations.

The Company expects its business, financial conditions and results of operations will be impacted from the COVID-19 pandemic for the remainder of 2020. As of the filing of this Form 10-Q, the Company is unable to reasonably estimate the full extent of the impact from the COVID-19 pandemic on its future business, financial condition and results of operations. The Company may also be unable to comply with the financial and other material covenants under its debt agreements and may not be able to negotiate waivers or amendments to such debt agreements in order to maintain ongoing compliance. In addition, if the Company experiences any additional unexpected delays in the resumption of its full operations, or incurs additional unanticipated costs and expenses as a result of the COVID-19 pandemic, such operational delays and unanticipated costs and expenses will have a further adverse impact on the Company’s business, financial condition and results of operations in 2020.

On March 27, 2020, in connection with the global health and economic crisis connected to the COVID-19 pandemic, the Compensation Committee of the Board approved a voluntary 90% reduction in the base salaries of both Eric A. Brock, the Company’s Chairman and Chief Executive Officer, and Stewart Kantor, the Company’s Chief Financial Officer, Treasurer and Secretary. These reductions were in effect from March 20, 2020 through May 19, 2020. We also announced that in connection with the COVID-19 pandemic, we reduced our business activity to critical operations only, and furloughed 80% of our workforce. Per orders issued by the Health Officer of the County of Santa Clara, our corporate headquarters were closed, except for functions related to the support of remote workers and product support related to the transportation sector.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the Coronavirus outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company applied for and received funds under the Paycheck Protection Program in the approximate amount of $660,000 on May 6, 2020. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support operations of the Company. This certification further requires the Company to consider its current business activity and ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan related to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

On May 13, 2020, we reopened our corporate headquarters, 12 of our furloughed employees returned, and the remaining five employees remain on furlough.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2019 Form 10-K and are updated, as necessary, in this Form 10-Q. The December 31, 2019 condensed consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, Ondas Networks and FS Partners, and our majority owned subsidiary, FS Holding. All significant inter-company accounts and transactions between these entities have been eliminated in these unaudited condensed consolidated financial statements.

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

Inventory

Inventories, which consist solely of equipment components, are stated at the lower of cost (first-in, first-out) or net realizable value, net of reserves for obsolete inventory. We continually analyze our slow-moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. As of June 30, 2020 and December 31, 2019, we determined that no such reserves were necessary.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventory consists of the following:

	June 30, 2020	December 31, 2019
Raw Material	$909,947	$372,101
Finished Goods	47,075	55,415
TOTAL INVENTORY	$957,022	$427,516

Fair Value of Financial Instruments

Our financial instruments consist primarily of receivables, accounts payable, accrued expenses and short- and long-term debt. The carrying amount of receivables, accounts payable and accrued expenses approximates our fair value because of the short-term maturity of such instruments.

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

At June 30, 2020 and December 31, 2019, we had no instruments requiring a fair value determination.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of equity financings, these costs are recorded in stockholders’ deficit as a reduction of additional paid-in capital generated as a result of the offering. Should the planned equity financings be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the consolidated statement of operations. For the three months ended June 30, 2020 and 2019, the Company expensed financing costs of $0 and $120,632, respectively. For the six months ended June 30, 2020 and 2019, the Company expensed financing costs of $0 and $270,632, respectively.

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

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the products or services promised within each contract and determines those that are performance obligations and assesses whether each promised product or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales and other taxes collected on behalf of third parties are excluded from revenue. For the six months ended June 30, 2020 and 2019, none of our contracts with customers included variable consideration.

Contracts that are modified to account for changes in contract specifications and requirements are assessed to determine if the modification either creates new or changes the existing enforceable rights and obligations. Generally, contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. For the six months ended June 30, 2020 and 2019, there were no modifications to contract specifications.

The Company is engaged in the development, marketing and sale of wireless radio systems for secure, wide area mission-critical, business-to-business networks. We generate revenue primarily from the sale of our FullMAX System and the delivery of related services, along with non-recurring engineering (“NRE”) development projects with certain customers.

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

Service revenue is comprised of separately priced extended warranty sales, network support and maintenance, remote monitoring, as well as ancillary services directly related to the sale of the Company’s wireless communications products including wireless network design, systems engineering, radio frequency planning, software configuration, product training, installation, and onsite support. The extended warranty we sell provides a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage. The extended warranty includes 1) factory hardware repair or replacement of the base station and remote radios, at our election, 2) software upgrades, bug fixes and new features of the radio software and NMS, 3) deployment and network architecture support, and 4) technical support by phone and email. Extended warranty, network support and maintenance, and remote monitoring revenues are recognized ratably over the term of the service contract. Ancillary service revenues are recognized at the point in time when those services have been provided to the customer and the performance obligation has been satisfied. With respect to extended warranty sales and remote monitoring, the Company applies the input method using straight-line recognition.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Development revenue is comprised primarily of non-recurring engineering service contracts to develop software and hardware applications for various customers. A significant portion of this revenue is generated through one contract with a customer whereby the Company will develop such applications to interoperate within the customers infrastructure. For this contract, the Company and the customer work cooperatively, whereby the customer’s involvement is to provide technical specifications for the product design, as well as, to review and approve the project progress at various markers based on predetermined milestones. The products developed are not able to be sold to any other customer and are based in part upon existing Company and customer technology. This development contract is in effect until March 31, 2021, at which time the Company will grant the customer an irrevocable, perpetual, royalty-free, and exclusive right to market, offer for sale, sell, and resell the developed product without restriction. Development revenue is recognized as services are provided over the life of the contract as the Company has an enforceable right to payment for services completed to date and there is no alternative use of the product.

If the customer contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. We enter into certain contracts within our service revenues that have multiple performance obligations, one or more of which may be delivered subsequent to the delivery of other performance obligations. We allocate the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. We determine standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price considering available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Revenue is then allocated to the performance obligations using the relative selling prices of each of the performance obligations in the contract.

Our payment terms vary and range from Net 15 to Net 30 days from the date of the invoices for product and services related revenue. Our payment terms for the majority of our development related revenue carry milestone related payment obligations which span the contract life of fifteen months. For milestone-based contracts, the customer reviews the work completed as of the most recent milestone date and once approved, makes payment on the upcoming milestone in advance of work being performed.

Disaggregation of Revenue

The following tables present our disaggregated revenues by Type of Revenue and Timing of Revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Type of Revenue
Product revenue	$811,238	$138,760	$826,510	$151,723
Service revenue	6,326	54,178	9,090	73,509
Development revenue	332,709	-	514,871	-
Other revenue	5,101	219	5,101	219
Total revenue	$1,155,374	$193,157	$1,355,572	$225,451

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Timing of Revenue
Revenue recognized point in time	$822,105	$183,860	$838,881	$202,167
Revenue recognized over time	333,269	9,297	516,691	23,284
Total revenue	$1,155,374	$193,157	$1,355,572	$225,451

Contract Assets and Liabilities

We recognize a receivable or contract asset when we perform a service or transfer a good in advance of receiving consideration. A receivable is recorded when our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. A contract asset is recorded when our right to consideration in exchange for goods or services that we have transferred or provided to a customer is conditional on something other than the passage of time. We did not have any contract assets recorded at June 30, 2020 or December 31, 2019.

We recognize a contract liability when we receive consideration, or if we have the unconditional right to receive consideration, in advance of satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. The table below details the activity in our contract liabilities during the six months ended June 30, 2020, and the year ended December 31, 2019, which is included in accrued expenses and other current liabilities in the Company’s unaudited condensed consolidated balance sheet.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Balance at beginning of period	$378,850	$20,631
Additions	582,266	397,269
Transfer to revenue	(717,856)	(39,050)
Balance at end of period	$243,260	$378,850

Warranty Reserve

For our software and hardware products, we provide a limited one-year assurance-type warranty and for our development service, we provide no warranties. The assurance-type warranty covers defects in material and wordsmanship only. If a warranted software or hardware component is determined to be defective after being tested by the Company, the Company will repair, replace or refund the price of the covered hardware and/or software to the customer (not including any shipping, handling, delivery or installation charges). We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance-type warranties and has determined that the estimated outstanding warranty obligation at June 30, 2020 and December 31, 2019 are immaterial to the Company’s financial statements.

Leases

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. During the six months ended June 30, 2020, the Company had operating leases primarily consisting of two office space leases in Sunnyvale, California (the “North Pastoria Lease” and the “Gibraltar Lease”) (collectively, the “Sunnyvale Leases”). During the six months ended June 30, 2019, the Company had the Sunnyvale Leases and a property lease in Chengdu, Sichuan Province, People’s Republic of China (the “Chengdu Lease”). In December 2019, in conjunction with the closure of Ondas Networks Limited, the Chengdu Lease was terminated. As of June 30, 2020, the remaining terms for the Sunnyvale Leases range from six months on the North Pastoria Lease and eight months on the Gibraltar Lease.

In March 2019, the North Pastoria Lease was abandoned and the likelihood of entering into a sublease agreement for the property was minimal; therefore, the Right to Use Asset value of $259,926 was considered impaired and the amount was charged to asset impairment on the accompanying unaudited condensed consolidated financial statements.

On January 24, 2020, the Company and a third party (the “Sublessee”) entered a Sublease agreement (the “Sublease”) on the North Pastoria Lease, wherein the Sublessee will occupy the premises through December 31, 2020. The Sublessee will make rent payments of approximately $9,666 and management fee payments of approximately $457 per month beginning February 1, 2020, and a one-time security deposit equal to two months rent, or $19,332. Sublease rental income for the three and six months ended June 30, 2020 was $31,281 and $50,613, respectively.

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Components of total lease costs:
Operating lease expense	$82,700	$148,141	$165,955	$296,226
Short-term lease costs (1)	1,300	14,963	5,550	27,680
Sublease rental income	(31,281)	-	(50,613)	-
Total lease costs	$52,719	$163,104	$120,892	$323,906

(1)	Represents short-term leases which are immaterial.

Lease Positions as of June 30, 2020 and December 31, 2019

ROU lease assets and lease liabilities for our operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	As of June 30, 2020	As of December 31, 2019
Assets:
Operating lease assets	$196,651	$331,419
Total lease assets	$196,651	$331,419

Liabilities:
Operating lease liabilities, current	$307,456	$489,407
Operating lease liabilities, net of current	-	52,449
Total lease liabilities	$307,456	$541,856

Other Information

	Six Months Ended June 30,
	2020	2019
Operating cash flows for operating leases	$265,583	$240,417
Weighted average remaining lease term (in years) – operating lease	0.6	2.5
Weighted average discount rate – operating lease	14%	14%

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the unaudited condensed consolidated balance sheet as of June 30, 2020, for the following five years and thereafter are as follows:

Years ending December 31,
2020 (6 months)	$265,583
2021	57,153
Total future minimum lease payments	322,736
Lease imputed interest	(15,280)
Total	$307,456

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average shares of common stock outstanding for each period. Diluted net loss per share is the same as basic net loss per share since the Company has net losses for each period presented.

The following potentially dilutive securities for the six months ended June 30, 2020 and 2019 have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	Six months ended June 30,
	2020	2019
Warrants to purchase common stock	5,639,167	-
Options to purchase common stock	1,499,000	-
Restricted stock purchase offers	3,378,478	-
Convertible debt	-	140,678
Total potentially dilutive securities	10,516,645	140,678

Concentration of Customers

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue.

The table below sets forth the Company’s customers that accounted for greater than 10% of its revenues for the three- and six-month periods ended June 30, 2020 and 2019, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2020	2019	2020	2019
A	70%	-%	60%	-%
B	29%	-%	38%	-%
C	-%	66%	-%	59%
D	-%	20%	-%	18%
E	-%	13%	-%	23%

Customer A and Customer B accounted for 80% and 20%, respectively, of the Company’s accounts receivable balance at June 30, 2020.

Recent Accounting Pronouncements

There have been no material changes to our significant accounting policies as summarized in NOTE 2 of our 2019 Form 10-K. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying unaudited condensed consolidated financial statements.

Reclassification

Certain amounts reported in the prior year financial statements have been reclassified to conform to the current year presentation.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 –OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2020	December 31, 2019

Prepaid insurance	$229,309	$85,201
Deposits	28,115	28,115
Other prepaid expenses	24,018	105,013
Advances for raw material purchases	24,006	450,691
Prepaid marketing costs	167	31,579
Total other current assets	$305,615	$700,599

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2020	December 31, 2019
Leasehold improvements	$58,613	$58,613
Vehicle	149,916	149,916
Furniture and fixtures	94,053	93,464
Test Equipment	25,395	20,493
Computer Equipment	110,916	109,509
Software	67,287	67,287
	506,180	499,282
Less: accumulated depreciation	(296,509)	(247,036)
Total property and equipment	$209,671	$252,246

Depreciation expense for the three months ended June 30, 2020 and 2019 was $24,825 and $34,982, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 was $49,473 and $67,682, respectively.

NOTE 5 – INTANGIBLE ASSETS

At June 30, 2020, our intangible assets included patent costs and license costs totaling $152,092 and $275,243, respectively, less accumulated amortization of patent costs and license costs of $2,529 and $5,184, respectively. At December 31, 2019, our intangible assets include patent costs totaling $127,593 less accumulated amortization of patent costs of $1,249.

Estimated amortization expense for the next five years for the patent and license costs currently being amortized is as follows:

Year Ending December 31,	Estimated Amortization
2020 (6 months)	$7,782
2021	$15,564
2022	$15,564
2023	$15,564
2024	$15,564

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30, 2020	December 31, 2019
Accrued payroll and other benefits	$1,995,168	$2,094,536
Accrued interest	1,036,320	437,569
Deferred revenue and customer deposits	243,259	378,850
D&O insurance financing payable	163,200	33,660
Other accrued expenses	81,412	67,848
Accrued professional fees	44,910	104,602
Sublease deposit	19,332	-
Accrued rent and facilities costs	14,695	24,584
Total accrued expenses and other current liabilities	$3,598,296	$3,141,649

NOTE 7 –SECURED PROMISSORY NOTES

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

On June 18, 2019, the Company and Steward Capital entered into a letter of agreement to amend the Agreement (the “First Amendment”) to (i) extend and amend the Maturity Date, as defined in Section 1.1 of the Agreement, to read in its entirety “means September 9, 2020”; (ii) waive the repayment requirement to Steward Capital under Section 2.3 of the Agreement, in connection with the then proposed public offering of the Company as described in the Company’s Registration Statement on Form S-1, as amended, originally filed on April 12, 2019, and (iii) waive the restriction by Steward Capital on the prepayment of Indebtedness under Section 7.4 of the Agreement. In connection with the waivers, extension and amendment, the Company agreed to pay to Steward Capital, upon the earlier of (a) the completion of the public offering as set forth in Section 2.3 of the Agreement and (b) ten (10) days following the Company’s receipt of Steward’s written demand therefor, a fee equal to three percent (3%) of the current outstanding principal balance of the Loan (as defined in the Agreement), neither of which have occurred at the time of this filing. The Company concluded that the modifications created by the First Amendment resulted in a troubled debt restructuring under Accounting Standard Codification—Debt (Topic 470) as it was determined that a concession was granted by Steward Capital. However, as the future payments to be made subsequent to the modification are greater than the carrying value at the time of the modification, no gain or loss was required to be recognized on the troubled debt restructuring. As the difference between the effective interest rate method and the straight-line method is deemed immaterial, the Company will continue to amortize the deferred loan costs using the straight-line method over the remaining term of the Loan.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On October 28, 2019, the Company and Steward Capital entered into a letter of agreement to amend the Agreement, as amended (the “Second Amendment”) wherein the parties agreed to (i) extend and amend the due date for all accrued and unpaid interest starting September 2, 2019 to the Maturity Date (September 9, 2020) and (ii) extend and amend the due date for the 3% fee payable to Steward Capital in connection with the First Amendment and waiver dated June 2019 to be payable on the Maturity Date. In connection with the extensions and amendments, the Company issued Steward Capital 120,000 shares of the Company’s common stock valued at $300,000 on December 15, 2019. The value was recorded as debt discount and amortized over the life of the Loan. The Company concluded that the modifications created by the Second Amendment resulted in a troubled debt restructuring under Accounting Standard Codification—Debt (Topic 470) as it was determined that a concession was granted by Steward Capital. However, as the future payments to be made subsequent to the modification are greater than the carrying value at the time of the modification, no gain or loss was required to be recognized on the troubled debt restructuring. As the difference between the effective interest rate method and the straight-line method is deemed immaterial, the Company will continue to amortize the deferred loan costs using the straight-line method over the remaining term of the Loan.

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

As of June 30, 2020, the principal balance was $10,000,000, net of debt discount of $70,981 and accreted cost of $496,631. As of December 31, 2019, the principal balance was $10,000,000, net of debt discount of $252,933 and accreted cost of $359,828. As of June 30, 2020 and December 31, 2019, accrued interest was $1,036,320 and $437,569, respectively, and included accrued expenses and other current liabilities in the balance sheet in the accompanying unaudited condensed consolidated financial statements. Interest expense for the three and six months ended June 30, 2020 was $284,375 and $598,750, respectively. Interest expense for the three and six months ended June 30, 2019 was $338,333 and $679,583, respectively.

NOTE 8 – LONG-TERM NOTES PAYABLE

Promissory Notes

On February 15 and June 7, 2016, the Company entered into two 10%, 18-month promissory notes for $100,000 each with an individual (the “Promissory Notes”). Pursuant to several amendments to the Promissory Notes through July 2019, (i) the Promissory Notes were extended to September 30, 2021 (the “Maturity Date”), (ii) accrued and unpaid interest on the Promissory Notes totaling $39,921 was transferred to principal, and (iii) interest will be accrued from August 2019 through the Maturity Date. The principal balance of the Promissory Notes at June 30, 2020 and December 31, 2019 was $239,921. Accrued interest at June 30, 2020 and December 31, 2019 was $21,993 and $9,997, respectively. Interest expense for the three and six months ended June 30, 2020 was $5,998 and $11,996, respectively. Interest expense for the three and six months ended June 30, 2019 was $5,803 and $11,465, respectively.

Convertible Promissory Notes

On September 14, 2017, the Company and an individual entered into a convertible promissory note with unilateral conversion preferences by the individual (the “Convertible Promissory Note”). On July 11, 2018, the Company’s Board approved certain changes to the Convertible Promissory Note wherein the conversion feature was changed from unilateral to mutual between the individual and the Company.

At both June 30, 2020 and December 31, 2019, the total outstanding balance of the convertible promissory note (the “Note”) was $300,000. The maturity date of the Note is based on the payment of 0.6% of quarterly gross revenue until 1.5 times the amount of the Note is paid. Accrued interest at June 30, 2020 and December 31, 2019 was $36,508 and $31,243, respectively. Interest expense for the three and six months ended both June 30, 2020 and 2019 was $11,250 and $22,500, respectively.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 27, 2019, the holder of the Note was granted a warrant to purchase 140,678 shares of common stock of the Company. The fair value of this warrant was recorded as financing costs in the accompanying unaudited condensed consolidated financial statements. See NOTE 9 for further details.

Paycheck Protection Program Loan

On May 4, 2020, the Company applied for a loan pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as administered by the U.S. Small Business Administration (the “SBA”). The loan, in the principal amount of approximately $666,000 (the “PPP Loan”), was disbursed by Wells Fargo Bank, National Association (“Lender”) on May 6, 2020, pursuant to a Paycheck Protection Program Promissory Note and Agreement (the “Note and Agreement”).

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

All or a portion of the PPP Loan may be forgiven by the SBA upon application to the Lender by the Company within 10 months after the last day of the covered period. The Lender will have 90 days to review borrower’s forgiveness application and the SBA will have an additional 60 days to review the Lender’s decision as to whether the borrower’s loan may be forgiven. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities, and certain covered mortgage interest payments during the twenty-four-week period beginning on the date of the first disbursement of the PPP Loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee earning more than $100,000, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. Although the Company currently believes that its use of the PPP Loan will meet the conditions for forgiveness of the PPP Loan, the Company cannot assure that the PPP Loan will be forgiven, in whole or in part.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

At June 30, 2020, the Company had 10,000,000 shares of preferred stock, par value $0.0001, authorized for issuance, of which no shares of preferred stock were issued or outstanding.

Common Stock

At June 30, 2020, the Company had 350,000,000 shares of common stock, par value $0.0001 (the “Common Stock”) authorized for issuance, of which 59,268,085 shares of our Common Stock were issued and outstanding.

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 6, 2020, the Company’s Board issued (i) Warrants to purchase an aggregate of 143,750 shares of Common Stock with an exercise price of $2.50 per share, and (ii) Warrants to purchase an aggregate of 29,375 shares of Common Stock with an exercise price of $2.13 per share.

On May 6, 2020, the Company also issued Warrants to purchase an aggregate of 694,625 shares of Common Stock with an exercise price of $2.50 to certain former employees in exchange for 694,625 stock options to purchase Common Stock of the Company. The Company did not recognize any incremental compensation as a result of the exchange.

All of the above Warrants were issued to certain individuals for prior service to the Company. The Warrants are fully vested and have a term of five years. The Warrants were, and the shares of Common Stock underlying the Warrants will be, issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, as a sale not involving any public offering. The assumptions used in the Black-Scholes Model are set forth in the table below.

Stock price	$2.00
Risk-free interest rate	0.24%
Volatility	45.17%
Expected life in years	3
Dividend yield	0.00%

For both the three and six months ended June 30, 2020, $83,654 was recorded in stock-based compensation in the accompanying unaudited condensed consolidated financial statements. No Warrants were issued during the six months ended June 30, 2019. As of June 30, 2020, we had Warrants outstanding to purchase an aggregate of 5,639,167 shares of Common Stock with a weighted-average contractual remaining life of approximately 2.7 years, and exercise prices ranging from $0.01 to $3.25 per share, resulting in a weighted average exercise price of $3.05 per share. At June 30, 2020, no Warrants had been exercised.

Equity Incentive Plan

In connection with the Closing, our Board approved, and our stockholders adopted, the 2018 Equity Incentive Plan (the “2018 Plan”) pursuant to which 10,000,000 shares of our Common Stock has been reserved for issuance to employees, including officers, directors and consultants. The 2018 Plan shall be administered by the Board, provided however, that the Board may delegate such administration to the compensation committee of the Board (the “Compensation Committee”). Subject to the provisions of the 2018 Plan, the Board and/or the Compensation Committee shall have authority to grant, in its discretion, incentive stock options, or non-statutory options, stock awards or restricted stock purchase offers (“Equity Awards”).

Stock Options to Purchase Common Stock

In January 2020, pursuant to the terms of a Severance Agreement, a stock option to purchase 19,625 shares of the Company’s Common Stock (the “Option”) (valued at $15,479), was granted to a former employee pursuant to the 2018 Plan. On May 6, 2020, the Option was, by mutual consent, changed to a Warrant, which Warrant is included in the discussion of Warrants above.

On May 6, 2020, the Compensation Committee of the Board granted Options to purchase an aggregate of 1,499,000 shares of the Company’s Common Stock with an exercise price of $2.13 per share. These Options, granted pursuant to the Company’s 2018 Plan, were granted to employees and consultants of the Company in connection with their service to the Company. The assumptions used in the Black-Scholes Model are set forth in the table below.

Stock price	$2.00
Risk-free interest rate	0.37%
Volatility	42.03-42.19%
Expected life in years	5.5-5.8
Dividend yield	0.00%

For the three and six months ended June 30, 2020, $737,306 and $752,785, respectively, was recorded in stock-based compensation in the accompanying unaudited condensed consolidated financial statements. No Options were issued during the six months ended June 30, 2019. As of June 30, 2020, we had outstanding Options to purchase an aggregate of 1,499,000 shares of the Company Common Stock, with a weighted-average contractual remaining life of approximately 9.9 years, and an exercise price of $2.13 per share, resulting in a weighted average exercise price of $2.133 per share. At June 30, 2020, total unrecognized estimated compensation expense related to non-vested Options issued prior to that date was approximately $382,000, which is expected to be recognized over a weighted-average period of 1.8 years. At June 30, 2020, no Options had been exercised.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Purchase Offers

On June 3, 2020, the Company entered into an agreement wherein restricted stock purchase offers (“RSU(s)”) for the issuance of 3,000,000 shares of the Company’s Common Stock, with deferred distribution, was granted and issued to Thomas V. Bushey, the Company’s President, pursuant to the 2018 Plan. Stock-based compensation expense for both the three and six months ended June 30, 2020 was $1,050,000. Non-vested RSUs as of June 30, 2020 totaled 2,625,000 shares. The weighted average grant-date fair value for the RSU is $2.80. The weighted average vesting period of the RSU is 2.0 years. As of June 30, 2020, unrecognized compensation expense related to the unvested portion of the RSU was $7,350,000, which is expected to be recognized over a weighted average period of 1.75 years.

During 2018, the Company entered into an agreement wherein RSUs for the issuance of 378,478 shares of the Company’s Common Stock, with deferred distribution, was promised to a consultant pursuant to the 2018 Plan. Stock-based compensation expense for the three and six months ended June 30, 2020 was $10,120 and $20,240, respectively. The Company has not yet executed the RSU agreement with the consultant. Non-vested RSUs as of June 30, 2020 totaled 47,308 shares. The weighted average grant-date fair value for the RSU is $0.22. The weighted average vesting period of the RSU is 2.0 years. As of June 30, 2020, unrecognized compensation expense related to the unvested portion of the RSU was $10,117, which is expected to be recognized over a weighted average period of 0.25 years.

The Company recognizes RSU expense over the period of vesting or period that services will be provided. Compensation associated with shares of Common Stock issued or to be issued to consultants and other non-employees is recognized over the expected service period beginning on the measurement date, which is generally the time the Company and the service provider enter into a commitment whereby the Company agrees to grant shares in exchange for the services to be provided.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of June 30, 2020.

NOTE 11 – RELATED PARTY TRANSACTIONS

Between April 16 and December 31, 2019, we accrued $141,667 in salary for Eric Brock, our Chief Executive Officer. On March 12, 2020, Mr. Brock waived the accrued salary.

On March 12, 2020, Stewart Kantor, the Company’s Chief Financial Officer, waived $8,334 in accrued salary.

NOTE 12 – SUBSEQUENT EVENTS

Series A Preferred Stock Offering

On August 14, 2020, the Company entered into securities purchase agreements (the “Purchase Agreements”) with certain purchasers (the “Investors”), which provided for the sale of an aggregate of $3.0 million of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred”) at a cash purchase price of $2.00 per share (the “Purchase Price”) (the “Offering”). On August 14, 2020, pursuant to the Purchase Agreements, the Company issued an aggregate of 1,500,000 shares of Series A Preferred to the Investors (the “Closing”). In connection with the Closing, Eric Brock, the Company’s Chief Executive Officer purchased 157,500 shares of Series A Preferred. The aggregate gross proceeds to the Company from the Closing was $3.0 million. After payment of offering expenses, the net proceeds to the Company from the Closing was approximately $2.9 million.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Purchase Agreements, the Company has agreed to indemnify the Investors for liabilities arising out of or relating to (i) any breach of any of the representations, warranties, covenants or agreements made by the Company or its subsidiary in the Purchase Agreements or related documents or (ii) any action instituted against an Investor with respect to the Offering, subject to certain exceptions. The Purchase Agreements also contains customary representations and warranties and covenants of the Company and was subject to customary closing conditions.

The Series A Preferred were offered and sold exclusively to accredited investors in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), as a transaction not involving a public offering, pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Investors represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates and book entry statements issued in the transaction. The offer and sale of the securities were made without any general solicitation or advertising.

Certificate of Designation Series A Preferred Stock

In connection with the Closing on August 14, 2020, the Company filed a Certificate of Designation with the State of Nevada to designated 5,000,000 shares of the Company’s preferred stock as Series A Preferred. Shares of Series A Preferred rank pari passu with the Company’s common stock, except that holders of Series A Preferred shall have certain liquidation preferences as set forth in the Certificate of Designation and the holders of the Series A Preferred are not entitled to vote on any matters presented to the stockholder of the Company. The Certificate of Designation became effective on the Closing Date.

The Series A Preferred is convertible at a holder’s election any time beginning six months from the Closing into shares of the Company’s common stock at an initial conversion price equal to the Purchase Price, subject to certain adjustments described below, so that, initially, each share of Series A Preferred shall be convertible into one (1) share of the Company’s common stock. Also, the Series A Preferred will be automatically converted into the Company’s common stock (a "Mandatory Conversion"), at the then applicable conversion price, in the event of an equity offering of shares of the Company’s common stock resulting in the Company uplisting to a national securities exchange (provided that if the per share offering price in such offering is less than the then applicable conversion price for the Series A Preferred, the Series A Preferred will automatically convert based on the offering price in such offering).

In the event of any stock split, stock dividend, or stock combination, the number of shares deliverable and the conversion price of the Series A Preferred will be appropriately adjusted. In the event a Mandatory Conversion is triggered, if the offering price on the date such Mandatory Conversion is triggered is less than a 25% premium to the Purchase Price, the Company will issue additional shares of the Company’s common stock for each outstanding share of Series A Preferred to ensure the effective conversion price equals a 25% discount to the Purchase Price.

Also, for a period of one year from the date of the Purchase Agreements, if the Company undertakes an underwritten public equity offering, the holders of Series A Preferred will enter into a lock-up agreement with respect to the sale of the Series A Preferred and the Company’s common stock underlying such Series A Preferred as may be reasonably requested by the Company or the Company’s underwriter for such public equity offering.

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

The Company’s business, financial condition and results of operations were impacted from the COVID-19 pandemic during the three and six months ended June 30, 2020 as follows:

●	Sales and marketing efforts were disrupted as our business development team was unable to travel to visit customers and customers were unable to receive visitors for on-location meetings;
●	Field activity for testing and deploying our wireless systems was delayed due to the inability for our field service team to install and test equipment for our customers;
●	Supply chain disruptions led to component shortages and inefficiencies in and delays in producing and delivering equipment for certain purchase orders; and
●	Delays in fulfilling purchase orders reduced our cash flow from operations.

The Company expects its business, financial condition and results of operations will be impacted from the COVID-19 pandemic for the remainder of 2020.  As of the filing of this Report on Form 10-Q, the Company is unable to reasonably estimate the full extent of the impact from the COVID-19 pandemic on its future business, financial condition and results of operations.  The Company may also be unable to comply with the financial and other material covenants under its debt agreements and may not be able to negotiate waivers or amendments to such debt agreements in order to maintain ongoing compliance. In addition, if the Company experiences any additional unexpected delays in the resumption of its full operations, or incurs additional unanticipated costs and expenses as a result of the COVID-19 pandemic, such operational delays and unanticipated costs and expenses will have a further adverse impact on the Company’s business, financial condition and results of operations in 2020.

In the first quarter of 2020, we reduced our business activity to critical operations only, and furloughed 80% of our workforce. Per orders issued by the Health Officer of the County of Santa Clara, our corporate headquarters were closed, except for functions related to the support of remote workers and product support related to the transportation sector.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the Coronavirus outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company has applied for, and has received, funds under the Paycheck Protection Program after the period end in the approximate amount of $666,000. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support operations of the Company. This certification further requires the Company to consider its current business activity and ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan related to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

On May 13, 2020, we reopened our corporate headquarters, 12 of our furloughed employees returned, and the remaining five employees remain on furlough.

Products and Services

Ondas Networks’ wireless networking products are applicable to a wide range of mission critical operations that require secure communications over large geographic areas. We provide wireless connectivity solutions enabling mission-critical Industrial Internet applications and services. We refer to these applications as the Mission-Critical Internet of Things (MC-IoT).

We design, develop, manufacture, sell and support FullMAX, our multi-patented, state-of-the-art, point-to-multipoint, Software Defined Radio (SDR) platform for secure, licensed, private, wide-area broadband networks. Our customers purchase FullMAX system solutions to deploy wide-area intelligent networks (WANs) for smart grids, smart pipes, smart fields and other mission critical networks that need internet protocol connectivity. We sell our products and services globally through a direct sales force and value-added sales partners to critical infrastructure providers including electric and gas utilities, water and wastewater utilities, oil and gas producers and pipeline operators, and for other critical infrastructure applications in areas such as homeland security and defense, and transportation. In addition, in the second quarter of 2020, our FullMAX platform began to be deployed to provide command and control connectivity solutions for drones and unmanned aerial systems (UAS).

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

Effective April 24, 2020, we entered into a strategic partnership with Siemens Mobility, Inc., a separately managed company of Siemens AG (“Siemens”), to jointly develop wireless communications products for the North American Rail Industry by integrating Siemens’ Advanced Train Control System (“ATCS”) protocol with our MC-IoT platform to create (i) a dual-mode 900 MHz over-the-air ATCS compatible, MC-IoT capable base station radio and (ii) a dual-purpose 900 MHz, over-the-air ATCS compatible, MC-IoT capable wayside ratio. These dual-mode ATCS/MC-IoT radio systems will support Siemens’ extensive installed base of ATCS radios and offer Siemens’ customers the ability to support a host of new advanced rail applications utilizing Ondas’ MC-IoT wireless system. These new applications, including Advanced Grade Crossing Activation and Monitoring, Wayside Inspection, Railcar Monitoring and support for next generation signaling and train control systems, are designed to increase railroad productivity, reduce costs and improve safety. The new ATCS-compatible products will be introduced in two phases, including a field-selectable ATCS or MC-IoT remote radio, which we expect to be available in the fourth quarter of 2020. Siemens began to market and sell Siemens-branded MC-IoT wireless systems based on our technology platforms to the North American Rail industry in the second quarter 2020. We expect to explore the joint development of additional rail products with Siemens.

Our FullMAX platform has been selected by a customer to be the connectivity backbone for the deployment of a nationwide wireless network for operators of unmanned aircraft systems (“UAS”). This network will enable the command and control of industrial and commercial drones. The unique air interface protocol and narrow channel capability of FullMAX offers significant value in the command and control function required to safely and economically operate many drones on a single network. Upon commercialization, we expect our FullMAX platform to be scalable to simultaneously manage hundreds of drones per tower site flying beyond visual line of site (BVLOS) missions throughout the U.S. airspace. We began shipping our FullMAX platform to the UAS customer in the second quarter of 2020. Our UAS customer will complete the initial network deployment in the third quarter of 2020, providing coverage over the entire U.S. airspace using our high-powered, terrestrial base stations.

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

Results of Operations

Three months ended June 30, 2020 compared to three months ended June 30, 2019

	Three Months Ended June 30,
	2020	2019	Increase (Decrease)
Revenue	$1,155,374	$193,157	$962,217
Cost of goods sold	540,585	50,646	489,939
Gross profit	614,789	142,511	472,278
Operating expenses:
General and administrative	2,490,257	1,223,443	1,266,814
Sales and marketing	132,370	1,685,241	(1,552,871)
Research and development	757,916	1,499,111	(741,195)
Total operating expense	3,380,543	4,407,795	(1,027,252)
Operating loss	(2,765,754)	(4,265,284)	(1,499,530)
Other income (expense)	(454,787)	(835,344)	(380,557)
Net loss	(3,220,541)	(5,100,628)	(1,880,087)
Foreign currency translation	-	9,239	9,239
Comprehensive loss	$(3,220,541)	$(5,091,389)	$(1,870,848)

Revenues

Our revenues were $1,155,374 for the three months ended June 30, 2020 compared to $193,157 for the three months ended June 30, 2019. Revenues during the three months ended June 30, 2020 included $811,238 for products, $6,326 for maintenance/service contracts, $332,709 for development services and $5,101 for other revenues. Revenues during the same period in 2019 included $138,760 for products, $54,178 for maintenance/service contracts and $219 for other revenues.

Cost of goods sold

Our cost of sales was $540,585 for the three months ended June 30, 2020 compared to $50,646 for the three months ended June 30, 2019. The increase in cost of sales was primarily a result of costs related to products totaling approximately $236,000 and development services totaling approximately $300,000.

Gross profit

Our gross profit increased by $472,278 for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 based on the changes in revenues and costs of sales as discussed above. Gross margin for the periods in 2020 and 2019 was 53% and 74%, respectively.

Operating Expenses

Our principal operating costs include the following items as a percentage of total expense.

	Three Months Ended June 30,
	2020	2019
Human resource costs, including benefits	54%	49%
Travel and entertainment	-%	6%
Other general and administration costs:
Professional fees and consulting expenses	35%	28%
Other expense	8%	5%
Depreciation and amortization	1%	1%
Other research and deployment costs, excluding human resources and travel and entertainment	2%	6%
Other sales and marketing costs, excluding human resources and travel and entertainment	-%	5%

Operating expenses decreased by approximately $1,027,000, or 23% as a result of the following items:

(000s)
Human resource costs, including benefits	$(357)
Travel and entertainment	(267)
Other general and administration costs:
Professional fees and consulting costs	(37)
Other expense	33
Depreciation and amortization	(5)
Other research and deployment costs, excluding human resources and travel and entertainment	(169)
Other sales and marketing costs, excluding human resources and travel and entertainment	(225)
$(1,027)

In an effort to more efficiently manage our costs, we lowered headcount and related business development spending during the second half of 2019. We further lowered headcount through the furloughs and terminations discussed above, reduced salaries of our management team for the sixty-day period discussed above, and reduced product development spending during the second quarter of 2020. These efforts to reduce spending resulted in a reduction in the major components of our operating costs for the three months ended June 30, 2020 compared to the same period in 2019.

Operating Loss

As a result of the foregoing, our operating loss decreased by $1,499,530, or 35%, to $2,765,754 for the three months ended June 30, 2020, compared with $4,265,284 for the three months ended June 30, 2019, primarily as a result of reduced operating expenses and the increase in gross profit as discussed above.

Other Income (Expense), net

Other income (expense), net decreased by $380,577, or 46%, to $454,787 for the three months ended June 30, 2020, compared with $835,344 for the three months ended June 30, 2019. During the three months ended June 30, 2020, compared to the same period in 2019, we reported a decrease in interest expense of approximately $264,000 and a decrease in the write-off of financing costs of approximately $121,000, while interest and other income, net increased by approximately $4,000.

Net Loss

As a result of the net effects of the foregoing, net loss decreased by $1,880,087, or 37%, to $3,220,541 for the three months ended June 30, 2020, compared with $5,100,628 for the three months ended June 30, 2019. Net loss per share of common stock, basic and diluted, was $(0.05) for the three months ended June 30, 2020, compared with approximately $(0.10) for the three months ended June 30, 2019.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

	Six Months Ended June 30,
	2020	2019	Increase (Decrease)
Revenue	$1,355,572	$225,451	$1,130,121
Cost of goods sold	721,677	55,948	665,729
Gross profit	633,895	169,503	464,392
Operating expenses:
General and administrative	3,398,844	2,838,173	560,671
Sales and marketing	681,388	3,554,212	(2,872,824)
Research and development	1,650,845	3,160,530	(1,509,685)
Total operating expense	5,731,077	9,552,915	(3,821,838)
Operating loss	(5,097,182)	(9,383,412)	(4,286,230)
Other income (expense)	(930,644)	(1,540,941)	(610,297)
Net loss	(6,027,826)	(10,924,353)	(4,896,527)
Foreign currency translation	-	13,900	13,900
Comprehensive loss	$(6,027,826)	$(10,910,453)	$(4,882,627)

Revenues

Our revenues were $1,355,572 for the six months ended June 30, 2020 compared to $225,451 for the six months ended June 30, 2019. Revenues during the six months ended June 30, 2020 included $826,510 for products, $9,090 for maintenance/service contracts, $514,871 for development services and $5,101 for other revenues. Revenues during the same period in 2019 included $151,723 for products, $73,509 for maintenance/service contracts and $219 for other revenues.

Cost of goods sold

Our cost of sales was $721,677 for the six months ended June 30, 2020 compared to $55,948 for the six months ended June 30, 2019. The increase in cost of sales was primarily a result of costs related to products totaling approximately $244,000 and development services totaling approximately $462,000.

Gross profit

Our gross profit increased by $464,392 for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 based on the changes in revenues and costs of sales as discussed above. Gross margin for the periods in 2020 and 2019 was 47% and 75%, respectively. This reduction in gross margin is a direct result of development services.

Operating Expenses

Our principal operating costs include the following items as a percentage of total expense.

	Six Months Ended June 30,
	2020	2019
Human resource costs, including benefits	46%	47%
Travel and entertainment	1%	5%
Other general and administration costs:
Professional fees and consulting expenses	37%	26%
Other expense	10%	10%
Depreciation and amortization	1%	1%
Other research and deployment costs, excluding human resources and travel and entertainment	4%	5%
Other sales and marketing costs, excluding human resources and travel and entertainment	1%	6%

Operating expenses decreased by approximately $3,822,000, or 40% as a result of the following items:

(000s)
Human resource costs, including benefits	$(1,824)
Travel and entertainment	(432)
Other general and administration costs:
Professional fees and consulting costs	(364)
Other expense	(408)
Depreciation and amortization	(12)
Other research and deployment costs, excluding human resources and travel and entertainment	(262)
Other sales and marketing costs, excluding human resources and travel and entertainment	(520)
$(3,822)

In an effort to more efficiently manage our costs, we lowered headcount and related business development spending during the second half of 2019. We further lowered headcount through the furloughs and terminations discussed above, reduced salaries of our management team for the sixty-day period discussed above, and reduced product development spending during the second quarter of 2020. These efforts to reduce spending resulted in a reduction in the major components of our operating costs for the six months ended June 30, 2020 compared to the same period in 2019.

Operating Loss

As a result of the foregoing, our operating loss decreased by $4,286,230, or 46%, to $5,097,182 for the six months ended June 30, 2020, compared with $9,383,412 for the six months ended June 30, 2019, primarily as a result of reduced operating expenses and the increase in gross profit as discussed above.

Other Income (Expense), net

Other income (expense), net decreased by $610,297, or 40%, to $930,644 for the six months ended June 30, 2020, compared with $1,540,941 for the six months ended June 30, 2019. During the six months ended June 30, 2020, compared to the same period in 2019, we reported a decrease in interest expense of approximately $336,000 and a decrease in the write-off of financing costs of approximately $271,000, while interest and other income, net increased by approximately $3,000.

Net Loss

As a result of the net effects of the foregoing, net loss decreased by $4,896,527, or 45%, to $6,027,826 for the six months ended June 30, 2020, compared with $10,924,353 for the six months ended June 30, 2019. Net loss per share of common stock, basic and diluted, was $(0.10) for the six months ended June 30, 2020, compared with approximately $(0.22) for the six months ended June 30, 2019.

Summary of (Uses) and Sources of Cash

	Six Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(2,765,865)	$(8,511,136)
Net cash used in investing activities	(9,290)	(321,217)
Net cash provided by financing activities	666,091	8,282,650
Decrease in cash	(2,109,064)	(549,703)
Effect of foreign currency transaction on cash	-	10,742
Cash and cash equivalents, beginning of period	2,153,028	1,129,863
Cash, cash equivalents and restricted cash, end of period	$43,964	$590,902

The principal use of cash in operating activities for the six months ended June 30, 2020 was to fund the Company’s current expenses primarily related to sales and marketing and research and development activities necessary to allow us to service and support customers. The decrease in cash flows used in operating activities of approximately $5,745,000 is primarily a result of a reduced headcount, reduced travel and entertainment expense and lower product development spending. Cash flows used in investing activities decreased by approximately $312,000 primarily due to a reduction in capital spending. The decrease in cash provided by financing activities of approximately $7,617,000 is a result of a reduction in funding activities partially offset by funds provided by the Payroll Protection Program.

For a summary of our outstanding short-term and long-term loans, see NOTES 7 and 8 in the accompanying unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. At June 30, 2020, we had a stockholders’ deficit of approximately $16,401,000. At June 30, 2020, we had short- and long-term borrowings outstanding of approximately $10,685,000 and $947,000, respectively. As of June 30, 2020, we had cash of approximately $44,000 and a working capital deficit of approximately $16,295,000.

Our future capital requirements will depend upon many factors, including progress with developing, manufacturing and marketing our technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, our ability to establish collaborative arrangements, marketing activities and competing technological and market developments, including regulatory changes and overall economic conditions in our target markets. Our ability to generate revenue and achieve profitability requires us to successfully market and secure purchase orders for our products from customers currently identified in our sales pipeline, as well as new customers. We also will be required to efficiently manufacturer and deliver equipment on those purchase orders. These activities, including our planned research and development efforts, will require significant uses of working capital through the end of 2020 and beyond. Based on our current operating plans, we believe that our existing cash at the time of this filing, and cash received under the Paycheck Protection Program (see NOTE 8 in the accompanying unaudited condensed consolidated financial statements for further details) will only be sufficient to meet our anticipated operating needs through September 8, 2020.

Accounting standards require management to evaluate the Company’s ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Report (“evaluation period”). As such, we have evaluated if cash on hand and cash generated through operating activities would be sufficient to sustain projected operating activities through August 17, 2021. We anticipate that our current resources will be insufficient to meet our cash requirements throughout the evaluation period, including funding anticipated losses and scheduled debt maturities. We expect to seek additional funds from a combination of dilutive and/or nondilutive financings in the future. Because such transactions have not been finalized, receipt of additional funding is not considered probable under current accounting standards. If we do not generate sufficient cash flows from operations and obtain sufficient funds when needed, we expect that we would scale back our operating plan by deferring or limiting some, or all, of our capital spending and/or eliminating planned headcount additions, as well as other cost reductions to be determined. Because such contingency plans have not been finalized (the specifics would depend on the situation at the time), such actions are also not considered probable for purposes of current accounting standards. Because, under current accounting standards, neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or non-dilutive financings. There can be no assurances; however, that additional funding will be available on terms acceptable to us, if at all.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. Information concerning our critical accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 13, 2020 (the “2019 Form 10-K”). There have been no significant changes in our critical accounting polies since the filing of the Form 10-K.

Recent Accounting Pronouncements

There have been no material changes to our significant accounting policies as summarized in NOTE 2 of our 2019 Form 10-K. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying unaudited condensed consolidated financial statements.

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

Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” “scheduled” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement.  Actual results, level of activity, performance, experience or achievements may differ materially from those expressed or implied by any forward-looking statement as a result of various important factors, including our critical accounting policies and risks and uncertainties relating, among other things, to:

●	our ability to obtain additional financing on reasonable terms, or at all;
●	our ability to repay our indebtedness;
●	the accuracy of our estimates regarding expenses, costs, future revenues, uses of cash and capital requirements;
●	the market acceptance of our wireless connection products and the IEEE 802.16s standard and IEEE 802.16t standard;
●	our ability to develop future generations of our current products;
●	our ability to generate significant revenues and achieve profitability;
●	our ability to successfully commercialize our current and future products, including their rate and degree of market acceptance;
●	our ability to attract and retain key scientific or management personnel and to expand our management team;
●	our ability to establish licensing, collaboration or similar arrangements on favorable terms and our ability to attract collaborators with development, regulatory and commercialization expertise;
●	our ability to manage the growth of our business;
●	the success of our strategic partnerships with third parties;
●	expenditures not resulting in commercially successful products;
●	our outreach to global markets;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our ability to expand, protect and maintain our intellectual property position;
●	the success of competing third-party products;

●	our ability to fully remediate our identified internal control material weaknesses;
●	regulatory developments in the United States and other countries;
●	the impact from the COVID-19 pandemic on our business, financial condition and results of operations; and
●	our ability to comply with regulatory requirements relating to our business, and the costs of compliance with those requirements, including those on data privacy and security.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2020. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of June 30, 2020, due to the existence of the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the control deficiencies identified during this evaluation and set forth below, our senior management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2020 due to the existence of a material weakness in internal control over financial reporting as described below.

As set forth below, management will continue to take steps to remediate the control deficiencies identified below. Notwithstanding the control deficiencies described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the quarter ended June 30, 2020.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company did not maintain effective internal control over financial reporting as of June 30, 2020 due to the existence of the following material weakness identified by management:

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

Management’s Remediation Plan

Management believes that progress has been made during the three months ended June 30, 2020, and through the date of this report, to remediate the underlying causes of the material weakness in internal control over financial reporting. Management intends to remediate the material weakness in the following manner:

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

Changes in Internal control over financial reporting

Other than the Remediation Plan set forth above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For information regarding known material risks that could affect our results of operations, financial condition and liquidity, please see the information under the caption “Risk Factors” in our 2019 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None, other than those previously disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Name of Document

10.1	Paycheck Protection Program Promissory Note and Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on May 7, 2020).

10.2	Form of Warrant Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2020).

10.3	Form of Statutory Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2020).

10.4	Employment Agreement, dated June 3, 2020, between Ondas Holdings Inc. and Thomas Bushey (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2020).#

10.5	Amended and Restated Employment Agreement, dated June 3, 2020, between Ondas Holdings Inc. and Eric Brock (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2020).#

10.6	Amended and Restated Employment Agreement, dated June 3, 2020, between Ondas Holdings Inc. and Stewart Kantor (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2020).#

10.7	Form of Restricted Stock Unit Agreement. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2020).#

10.8	Form of Non-Statutory Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2020).#

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated August 17, 2020*

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated August 17, 2020*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated August 17, 2020**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated August 17, 2020**

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 17, 2020

ONDAS HOLDINGS INC.

By:	/s/ Eric A. Brock
Eric A. Brock
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Stewart W. Kantor
Stewart W. Kantor
Chief Financial Officer
(Principal Financial and Accounting Officer)