Form 10-Q
period 2020-09-30
Ondas Holdings Inc.
filed 2020-11-06
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The number of shares outstanding of the issuer’s common stock as of November 6, 2020 was 59,388,085.

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONDAS HOLDINGS INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,129,013	$2,153,028
Restricted cash	19,332	-
Accounts receivable, net	543,785	20,212
Inventory	975,000	427,516
Other current assets	203,625	700,599
Total current assets	3,870,755	3,301,355

Property and equipment, net	186,765	252,246

Other Assets:
Licenses, net	230,677	200,000
Intangible assets, net	152,338	126,344
Lease deposits	48,577	52,152
Deferred offering costs	201,038	-
Operating lease right of use assets	125,258	331,419
Total other assets	757,888	709,915

Total assets	$4,815,408	$4,263,516

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$3,024,023	$2,322,198
Operating lease liabilities	183,995	489,407
Accrued expenses and other current liabilities	2,419,468	2,762,799
Secured promissory note, net of debt discount $351,189 and $252,933, respectively	11,453,047	10,106,895
Deferred revenue	309,218	378,850
Derivative liability	169,229	-
Note payable	370,051	-
Total current liabilities	17,929,031	16,060,149

Long-Term Liabilities:
Notes payable	596,040	539,921
Accrued interest	35,471	41,239
Operating lease liabilities, net of current	-	52,449
Total long-term liabilities	631,511	633,609

Total liabilities	18,560,542	16,693,758

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.0001; 5,000,000 and 10,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively, and none issued or outstanding at September 30, 2020 and December 31, 2019	-	-
Preferred stock, Series A – par value $0.0001, 5,000,000 shares authorized, 2,350,400 issued and outstanding at September 30, 2020, and none authorized, issued or outstanding at December 31, 2019	235	-
Common stock - par value $0.0001; 350,000,000 shares authorized; 59,388,085 and 59,268,085 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	5,939	5,927
Additional paid in capital	47,374,065	39,335,498
Accumulated deficit	(61,125,373)	(51,771,667)
Total stockholders’ deficit	(13,745,134)	(12,430,242)

Total liabilities and stockholders’ deficit	$4,815,408	$4,263,516

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

ONDAS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues, net	$614,026	$88,132	$1,969,598	$313,583
Cost of goods sold	365,863	15,185	1,087,540	71,133
Gross profit	248,163	72,947	882,058	242,450

Operating expenses:
General and administration	1,823,336	1,036,013	5,222,180	3,874,186
Sales and marketing	253,560	1,174,293	934,948	4,728,505
Research and development	904,378	1,250,736	2,555,223	4,411,266
Total operating expenses	2,981,274	3,461,042	8,712,351	13,013,957

Operating loss	(2,733,111)	(3,388,095)	(7,830,293)	(12,771,507)

Other income (expense)
Other income	7,262	7,915	16,275	12,223
Interest income	53	102	211	1,769
Interest expense	(463,761)	(615,518)	(1,403,576)	(1,891,802)
Change in fair value of derivative liability	(136,323)	-	(136,323)	-
Impairment of deferred offering and financing costs associated with canceled financing efforts	-	(1,208,063)	-	(1,478,695)
Total other income (expense)	(592,769)	(1,815,564)	(1,523,413)	(3,356,505)

Loss before provision for income taxes	(3,325,880)	(5,203,659)	(9,353,706)	(16,128,012)

Provision for income taxes	-	-	-	-

Net loss	(3,325,880)	(5,203,659)	(9,353,706)	(16,128,012)

Foreign currency translation loss	-	(21,655)	-	(7,755)

Comprehensive loss	$(3,325,880)	$(5,225,314)	$(9,353,706)	$(16,135,767)

Net loss per share - basic	$(0.06)	$(0.10)	$(0.16)	$(0.32)
Weighted average number of common shares outstanding, basic	59,269,390	50,731,929	59,268,523	50,554,113
Net loss per share – fully diluted	$(0.06)	$(0.10)	$(0.16)	$(0.32)
Weighted average number of common shares outstanding, fully diluted	60,132,656	50,887,702	59,833,452	50,659,117

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

ONDAS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Unaudited)

							Other
					Additional		Accumulated
	Preferred Stock		Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance, December 31, 2019	-	$-	59,268,085	$5,927	$39,335,498	$(51,771,667)	$-	(12,430,242)
Stock-based compensation	-	-	-	-	25,599	-	-	25,599
Forgiveness of accrued officers’ salary	-	-	-	-	150,002	-	-	150,002
Net loss	-	-	-	-	-	(2,807,285)	-	(2,807,285)

Balance, March 31, 2020	-	-	59,268,085	5,927	39,511,099	(54,578,952)	-	(15,061,926)

Stock-based compensation	-	-	-	-	1,881,080	-	-	1,881,080
Net loss	-	-	-	-	-	(3,220,541)	-	(3,220,541)

Balance, June 30, 2020	-	-	59,268,085	5,927	41,392,179	(57,799,493)	-	(16,401,387)

Stock-based compensation	-	-	-	-	1,141,291	-	-	1,141,291
Issuance of Series A in connection with private placement, net of costs	2,217,500	222	-	-	4,217,747	-	-	4,217,969
Derivative liability	-	-	-	-	(32,906)	-	-	(32,906)
Issuance of Series A in connection with exchange of debt	132,900	13	-	-	265,766	-	-	265,779
Issuance in connection with extension of debt	-	-	120,000	12	389,988	-	-	390,000
Net loss	-	-	-	-	-	(3,325,880)	-	(3,325,880)

Balance, September 30, 2020	2,350,400	$235	59,388,085	$5,939	$47,374,065	$(61,125,373)	$-	$(13,745,134)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

							Other
					Additional		Accumulated
	Preferred Stock		Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance, December 31, 2018	-	$-	50,463,732	$5,046	$17,491,734	$(32,381,535)	$-	(14,884,755)
Stock-based compensation	-	-	-	-	47,023	-	-	47,023
Foreign currency translation gain	-	-	-	-	-	-	4,661	4,661
Net loss	-	-	-	-	-	(5,823,725)	-	(5,823,725)

Balance, March 31, 2019	-	-	50,463,732	5,046	17,538,757	(38,205,260)	4,661	(20,656,796)
Stock-based compensation	-	-	-	-	25,013	-	-	25,013
Foreign currency translation gain	-	-	-	-	-	-	9,239	9,239
Net loss	-	-	-	-	-	(5,100,628)	-	(5,100,628)

Balance, June 30, 2019	-	-	50,463,732	5,046	17,563,770	(43,305,888)	13,900	(25,723,172)

Stock-based compensation	-	-	-	-	840,840	-	-	840,840
Shares issued in private placement, net of costs	-	-	2,426,000	243	5,268,090	-	-	5,268,333
Shares issued in exchange for debt	-	-	5,798,753	580	14,496,291	-	-	14,496,871
Foreign currency translation loss	-	-	-	-	-	-	(21,655)	(21,655)
Net loss	-	-	-	-	-	(5,203,659)	-	(5,203,659)

Balance, September 30, 2019	-	$-	58,688,485	$5,869	$38,168,991	$(48,509,547)	$(7,755)	$(10,342,442)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

ONDAS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(9,353,706)	$(16,128,012)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	74,079	102,085
Amortization of debt discount	481,916	209,056
Amortization of intangible assets	13,152	742
Change in fair value of derivative liability	136,323	-
Disposal of license	33,334	-
Non-cash lease expense	206,161	38,867
Impairment of operating lease	-	259,926
Impairment of deferred offering and financing costs	-	270,632
Stock-based compensation	3,047,970	912,876
Changes in operating assets and liabilities:
Accounts receivable	(523,573)	(44,726)
Inventory	(120,799)	(75,417)
Other current assets	(205,992)	(185,494)
Accounts payable	701,825	1,642,113
Operating lease liability	(357,860)	(279,009)
Deferred revenue	(69,632)	(11,424)
Accrued expenses and other current liabilities	1,061,665	1,954,301
Net cash flows used in operating activities	(4,875,137)	(11,333,484)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(27,915)	(63,208)
Purchase of equipment	(8,598)	(72,030)
Proceeds from sub-lease deposit	19,332	-
Security deposit	3,575	(6,625)
Purchase of licenses	-	(200,000)
Net cash flows used in investing activities	(13,606)	(341,863)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of preferred stock, net of costs	4,217,969	-
Proceeds from paycheck protection program loan	666,091	-
Proceeds from secured promissory note	-	10,000,000
Proceeds from sale of common stock, net of costs	-	5,268,332
Payment of deferred offering costs	-	(67,350)
Net cash flows provided by financing activities	4,884,060	15,200,982

Increase decrease in cash, cash equivalents and restricted cash	(4,683)	3,525,635
Effect of foreign currency translation of cash	-	(5,180)
Cash and cash equivalent, beginning of period	2,153,028	1,129,863
Cash, cash equivalents and restricted cash, end of period	$2,148,345	$4,650,318

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$11,939	$921,605
Cash paid for income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Forgiveness of accrued officers’ salary	$150,002	$-
Debt exchanged for preferred stock	$265,779	$-
Accrued interest converted to debt	$1,254,236	$230,565
Shares issue for extension of debt	$390,000	$-
Debt exchanged for common stock	$-	$14,496,871

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

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

We have two wholly owned subsidiaries: (i) Ondas Networks, our operating company, originally incorporated in Delaware on February 16, 2006 under the name Full Spectrum Inc., subsequently changed to Ondas Networks Inc. on August 10, 2018, and (ii) FS Partners (Cayman) Limited, a Cayman Islands limited liability company (“FS Partners”). We have one majority owned subsidiary, Full Spectrum Holding Limited, a Cayman Islands limited liability company (“FS Holding”), which owned 100% of Ondas Network Limited, organized in Chengdu Province, China. FS Partners and Ondas Network Limited were both formed for the purpose of operating in China. As of December 31, 2019, we revised our business strategy, and discontinued all operations in China. On June 2, 2020, Ondas Network Limited was deregistered by the authority of the Chengdu High-Tech Zone, Market Supervision Administration. We are in the process of dissolving FS Partners and FS Holding and expect the process to be completed by the end of 2020.

Business Activity

Ondas Networks provides wireless connectivity solutions enabling mission-critical Industrial Internet applications and services. We refer to these applications as the Mission-Critical Internet of Things (“MC-IoT”). The Company’s wireless networking products are applicable to a wide range of MC-IoT applications which are most often located at the very edge of large industrial networks. We design, develop, manufacture, sell and support FullMAX, our patented, Software Defined Radio (“SDR”) platform for secure, licensed, private, wide-area broadband networks. Our customers install FullMAX systems in order to upgrade and expand their legacy wide-area network (“WAN”) infrastructure.

We sell our products and services globally through a direct sales force and value-added sales partners to critical infrastructure providers including major rail operators, commercial and industrial drone operators, electric and gas utilities, water and wastewater utilities, oil and gas producers and pipeline operators, and for other critical infrastructure applications in areas such as homeland security and defense, and transportation.

Our business consists of a single segment of products and services all of which are sold and provided in the United States and certain international markets.

Siemens Mobility, Inc. Agreements

On April 23, 2020, effective April 24, 2020, the Company and Siemens Mobility, Inc. (“Siemens”) (the “Parties”) entered into a Joint Development Agreement (the “JDA”) and a Brand Label and Master Purchase Agreement (the “BLA”). The JDA calls for the joint development of (i) a dual-mode 900 MHz over-the-air advanced train control system (“ATCS’) compatible, MC-IoT capable base station radio and (ii) a dual-purpose 900 MHz, over-the-air ATCS compatible, MC-IoT capable wayside radio. The BLA calls for the purchase by Siemens of certain products developed under the JDA to create a Siemens-branded portfolio of wireless radio communication systems to the North American Rail Market. These agreements follow a Letter of Intent entered into by the Parties on November 19, 2019 wherein the Company would begin preliminary work to establish (i) project scope, (ii) project management plan, (ii) project schedule, (iv) system requirements specifications, and (v) software containerization requirements specifications.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On August 30, 2019, the Company entered into a First Amendment to Lock-Up Agreements (the “Amendment”) with stockholders owning an aggregate of 24,428,681 of the Company Shares, representing 41% of the Company’s then outstanding shares of common stock. The Amendment revised the terms of the Lock-Up Agreements to extend the lock-up period to September 28, 2020 and eliminated the 12-month limited sale period. The Lock-Up Agreements were subsequently amended to extend the lock-up period to March 28, 2021.

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

Liquidity and Going Concern

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. At September 30, 2020, we had a stockholders’ deficit of approximately $13,700,000. At September 30, 2020, we had net short and long-term borrowings outstanding of approximately $11,800,000 and $600,000, respectively. As of September 30, 2020, we had cash available of approximately $2,100,000 and a working capital deficit of approximately $14,100,000.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our future capital requirements will depend upon many factors, including progress with developing, manufacturing and marketing our technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, our ability to establish collaborative arrangements, marketing activities and competing technological and market developments, including regulatory changes and overall economic conditions in our target markets. Our ability to generate revenue and achieve profitability requires us to successfully market and secure purchase orders for our products from customers currently identified in our sales pipeline as well as new customers. We also will be required to efficiently manufacturer and deliver equipment on those purchase orders. These activities, including our planned research and development efforts, will require significant uses of working capital through the end of 2020 and beyond. Based on our current operating plans, we believe that our existing cash at the time of this filing will only be sufficient to meet our anticipated operating needs through March 31, 2021.

Accounting standards require management to evaluate the Company’s ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-Q (“evaluation period”). As such, we have evaluated if cash on hand and cash generated through operating activities would be sufficient to sustain projected operating activities through November 6, 2021. We anticipate that our current resources will be insufficient to meet our cash requirements throughout the evaluation period, including funding anticipated losses and scheduled debt maturities. We expect to seek additional funds from a combination of dilutive and/or nondilutive financings in the future. Because such transactions have not been finalized, receipt of additional funding is not considered probable under current accounting standards. If we do not generate sufficient cash flows from operations and obtain sufficient funds when needed, we expect that we would scale back our operating plan by deferring or limiting some, or all, of our capital spending, and/or eliminating planned headcount additions, as well as other cost reductions to be determined. Because such contingency plans have not been finalized (the specifics would depend on the situation at the time), such actions are also not considered probable for purposes of current accounting standards. Because, under current accounting standards, neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or non-dilutive financings. There can be no assurances; however, that additional funding will be available on terms acceptable to us, if at all.

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

The Company’s business, financial condition and results of operations were impacted from the COVID-19 pandemic during the three and nine months ended September 30, 2020 as follows:

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the first quarter of 2020, we reduced our business activity to critical operations only, and furloughed 80% of our workforce. Per orders issued by the Health Officer of the County of Santa Clara, our corporate headquarters were closed, except for functions related to the support of remote workers and product support related to the essential transportation sector. On May 13, 2020, we reopened our corporate headquarters and as of September 30, 2020 we have no employees remaining on furlough. Of the 18 employees previously furloughed, 14 are currently employed by us.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the Coronavirus outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company applied for, and received, funds under the Paycheck Protection Program after the period end in the approximate amount of $666,000. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support operations of the Company. This certification further requires the Company to consider its current business activity and ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan related to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

The Company expects its business, financial condition and results of operations will be impacted from the COVID-19 pandemic for the remainder of 2020 primarily due to the deferral of customer activity from the first half of the year. Further, the COVID-19 pandemic is ongoing and remains an unknown risk for the foreseeable future. The extent to which the coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus.  As a result, the Company is unable to reasonably estimate the full extent of the impact from the COVID-19 pandemic on its future business, financial condition and results of operations. The Company may also be unable to comply with the financial and other material covenants under its debt agreements and may not be able to negotiate waivers or amendments to such debt agreements in order to maintain ongoing compliance. In addition, if the Company were to experience any new impact to its operations, or incur additional unanticipated costs and expenses as a result of the COVID-19 pandemic, such operational delays and unanticipated costs and expenses there could be a further adverse impact on the Company’s business, financial condition and results of operations in 2020 and 2021.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2019 Form 10-K and are updated, as necessary, in this Form 10-Q. The December 31, 2019 condensed consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash consists of amounts held under a sublease agreement (see Leases in this NOTE for details). The Company periodically monitors its positions with, and the credit quality of the financial institutions with which it invests. Periodically, throughout the year, and as of September 30, 2020, the Company has maintained balances in excess of federally insured limits.

Inventory

Inventories, which consist solely of equipment components, are stated at the lower of cost (first-in, first-out) or net realizable value, net of reserves for obsolete inventory. We continually analyze our slow-moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. As of September 30, 2020 and December 31, 2019, we determined that no such reserves were necessary.

Inventory consists of the following:

	September 30, 2020	December 31, 2019
Raw Material	$784,297	$372,101
Work in Process	116,709	-
Finished Goods	73,994	55,415
TOTAL INVENTORY	$975,000	$427,516

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

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the nine months ended September 30, 2020 and the year ended December 31, 2019:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended September 30, 2020	Year ended December 31, 2019

Balance, beginning of period	$-	$-
Issuances of derivative liability	(32,906)	-
Change in fair value of derivative liability	(136,323)	-
Balance, end of period	$(169,229)	$-

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Liability for Embedded Conversion Features

The Company evaluates its financial instruments to determine if those contracts or embedded components of those contracts qualify as derivatives to be accounted for separately. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other bifurcated embedded derivative instruments in the convertible instrument, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. The result of this accounting treatment is that the fair value of the embedded derivative is recorded as a liability and marked-to-market each balance sheet date, with the change in fair value recorded in the statements of operations as other income or expense.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of equity financings, these costs are recorded in stockholders’ deficit as a reduction of additional paid-in capital generated as a result of the offering. Should the planned equity financings be abandoned, the deferred offering costs are expensed immediately as a charge to other income (expenses) in the unaudited condensed consolidated statement of operations. During the three months ended September 30, 2020, the Company recorded deferred financing costs totaling $201,038. For the three months ended September 30, 2020 and 2019, the Company expensed financing costs of $0 and $1,208,063, respectively. For the nine months ended September 30, 2020 and 2019, the Company expensed financing costs of $0 and $1,478,695, respectively.

Revenue from Contracts with Customers

On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method with respect to all non-completed contracts. Revenues and contract assets and liabilities for contracts completed prior to January 1, 2018 are presented in accordance with ASC 605, Revenue Recognition. ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes nearly all existing revenue recognition guidance, including industry-specific guidance. The new guidance is based on the principle that an entity should recognize revenue to depict the transfer of products or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those products or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgment and changes in judgments and assets recognized from costs incurred to fulfill a contract. The adoption of ASC 606 did not have a material effect on our financial position, results of operations.

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

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the products or services promised within each contract and determines those that are performance obligations and assesses whether each promised product or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales and other taxes collected on behalf of third parties are excluded from revenue. For the three and nine months ended September 30, 2020 and 2019, none of our contracts with customers included variable consideration.

Contracts that are modified to account for changes in contract specifications and requirements are assessed to determine if the modification either creates new or changes the existing enforceable rights and obligations. Generally, contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. For the three and nine months ended September 30, 2020 and 2019, there were no modifications to contract specifications.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Service revenue is comprised of separately priced extended warranty sales, network support and maintenance, remote monitoring, as well as ancillary services directly related to the sale of the Company’s wireless communications products including wireless network design, systems engineering, radio frequency planning, software configuration, product training, installation, and onsite support. The extended warranty we sell provides a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage. The extended warranty includes 1) factory hardware repair or replacement of the base station and remote radios, at our election, 2) software upgrades, bug fixes and new features of the radio software and network management system (“NMS”), 3) deployment and network architecture support, and 4) technical support by phone and email. Ancillary service revenues are recognized at the point in time when those services have been provided to the customer and the performance obligation has been satisfied. With respect to extended warranty sales and remote monitoring, the Company applies the input method using straight-line recognition.

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

Our payment terms vary and range from Net 15 to Net 30 days from the date of the invoices for product and services related revenue. Our payment terms for the majority of our development related revenue carry milestone related payment obligations which span the contract life. For milestone-based contracts, the customer reviews the completed milestone and once approved, makes payment in advance towards the next milestone.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue

The following tables present our disaggregated revenues by Type of Revenue and Timing of Revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Type of Revenue
Product revenue	$245,075	$61,182	$1,043,585	$212,905
Service revenue	16,410	26,950	53,500	100,459
Development revenue	351,248	-	866,119	-
Other revenue	1,293	-	6,394	219
Total revenue	$614,026	$88,132	$1,969,598	$313,583

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Timing of Revenue
Revenue recognized point in time	$331,528	$79,166	$1,170,409	$281,333
Revenue recognized over time	282,498	8,966	799,189	32,250
Total revenue	$614,026	$88,132	$1,969,598	$313,583

Contract Assets and Liabilities

We recognize a receivable or contract asset when we perform a service or transfer a good in advance of receiving consideration. A receivable is recorded when our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. A contract asset is recorded when our right to consideration in exchange for goods or services that we have transferred or provided to a customer is conditional on something other than the passage of time. We did not have any contract assets recorded at September 30, 2020 or December 31, 2019.

We recognize a contract liability when we receive consideration, or if we have the unconditional right to receive consideration, in advance of satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. The table below details the activity in our contract liabilities during the nine months ended September 30, 2020, and the year ended December 31, 2019, which is included in accrued expenses and other current liabilities in the Company’s unaudited condensed consolidated balance sheet.

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Balance at beginning of period	$378,850	$20,631
Additions	1,046,250	397,269
Transfer to revenue	(1,115,882)	(39,050)
Balance at end of period	$309,218	$378,850

Warranty Reserve

For our software and hardware products, we provide a limited one-year assurance-type warranty and for our development service, we provide no warranties. The assurance-type warranty covers defects in material and workmanship only. If a warranted software or hardware component is determined to be defective after being tested by the Company, the Company will repair, replace or refund the price of the covered hardware and/or software to the customer (not including any shipping, handling, delivery or installation charges). We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance-type warranties and has determined that the estimated outstanding warranty obligation at September 30, 2020 and December 31, 2019 are immaterial to the Company’s financial statements.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Leases

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. During the nine months ended September 30, 2020, the Company had operating leases primarily consisting of two office space leases in Sunnyvale, California (the “North Pastoria Lease” and the “Gibraltar Lease”) (collectively, the “Sunnyvale Leases”). During the nine months ended September 30, 2019, the Company had the Sunnyvale Leases and a property lease in Chengdu, Sichuan Province, People’s Republic of China (the “Chengdu Lease”). In December 2019, in conjunction with the closure of Ondas Networks Limited, the Chengdu Lease was terminated. As of September 30, 2020, the remaining terms for the Sunnyvale Leases range from nine months on the North Pastoria Lease and eight months on the Gibraltar Lease.

In March 2019, the North Pastoria Lease was abandoned and the likelihood of entering into a sublease agreement for the property was minimal; therefore, the Right to Use Asset value of $259,926 was considered impaired and the amount was charged to asset impairment on the accompanying unaudited condensed consolidated financial statements.

On January 24, 2020, the Company and a third party (the “Sublessee”) entered into a Sublease agreement (the “Sublease”) on the North Pastoria Lease, wherein the Sublessee will occupy the premises through December 31, 2020. The Sublessee will make rent payments of approximately $9,666 and management fee payments of approximately $457 per month beginning February 1, 2020, and a one-time security deposit equal to two months rent, or $19,332. Sublease rental income for the three and nine months ended September 30, 2020 was $20,245 and $70,858, respectively.

We determine if an arrangement is a lease, or contains a lease, at the inception of the arrangement. If we determine the arrangement is a lease, or contains a lease, at lease inception, we then determine whether the lease is an operating lease or financial lease. Operating and finance leases result in recording a right-of-use (“ROU”) asset and lease liability on our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. For purposes of calculating operating lease ROU assets and operating lease liabilities, we use the non-cancellable lease term plus options to extend that we are reasonably certain to take. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Our leases generally do not provide an implicit rate. As such, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. This rate is generally consistent with the interest rate we pay on borrowings under our credit facilities, as this rate approximates our collateralized borrowing capabilities over a similar term of the lease payments. We utilized the consolidated group incremental borrowing rate for all leases, as we have centralized treasury operations. We have elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying assets. We have elected not to separate lease and non-lease components for any class of underlying asset.

Lease Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Components of total lease costs:
Operating lease expense	$80,725	$148,922	$246,680	$445,148
Short-term lease costs (1)	2,100	11,122	7,650	38,626
Sublease rental income	(20,245)	-	(70,858)	-
Total lease costs	$62,580	$160,044	$183,472	$483,774

(1)	Represents short-term leases which are immaterial.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Positions as of September 30, 2020 and December 31, 2019

ROU lease assets and lease liabilities for our operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	As of September 30, 2020	As of December 31, 2019
Assets:
Operating lease assets	$125,258	$331,419
Total lease assets	$125,258	$331,419

Liabilities:
Operating lease liabilities, current	$183,995	$489,407
Operating lease liabilities, net of current	-	52,449
Total lease liabilities	$183,995	$541,856

Other Information

	Nine Months Ended September 30,
	2020	2019
Operating cash flows for operating leases	$398,374	$340,044
Weighted average remaining lease term (in years) – operating lease	0.4	2.3
Weighted average discount rate – operating lease	14%	14%

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the unaudited condensed consolidated balance sheet as of September 30, 2020, for the following five years and thereafter are as follows:

Years ending December 31,
2020 (3 months)	$132,791
2021	57,153
Total future minimum lease payments	189,944
Lease imputed interest	(5,949)
Total	$183,995

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Loss Per Common Share

Basic earnings per share (“EPS”) is calculated under the two-class method under which all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. Our outstanding convertible preferred stock are considered participating securities as the holders may participate in undistributed earnings with holders of common shares and are not obligated to share in our net losses.

Diluted EPS is computed by dividing the net income attributable to the Company’s common shareholders by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the impact of assumed exercises and conversions is dilutive. The dilutive effects of outstanding options, warrants, nonvested shares of common stock and nonvested restricted stock units that vest solely on the basis of a service condition are calculated using the treasury stock method. The dilutive effects of the outstanding preferred stock are calculated using the if-converted method.

Below are reconciliations of the numerators and denominators in the EPS computations.

	Three Months Ended September 30,		Nine Months ended September 30,
NUMERATOR:	2020	2019	2020	2019
Basic and diluted - net	$(3,325,880)	$(5,225,314)	$(9,353,706)	$(16,135,767)

DEMOMINATOR:
Weighted average number of shares of common stock outstanding	59,269,390	50,731,929	59,268,523	50,554,113
Weighted average number of shares of common stock underlying vested restricted stock units	722,588	151,186	424,251	103,458
Weighted average number of shares of common stock underlying shares issuable for warrants with minimal consideration	140,678	4,587	140,678	1,546
Basic EPS – weighted average number of shares outstanding	60,132,656	50,887,702	59,833,452	50,659,117
Effect of dilutive securities outstanding	-	-	-	-
Diluted EPS – weighted average number of shares outstanding	60,132,656	50,887,702	59,833,452	50,659,117

No effects of potentially dilutive securities outstanding during the three and nine months ended September 30, 2020 and 2019, were included in the calculation of diluted EPS for the three and nine months ended September 30, 2020 and 2019, because to do so would be anti-dilutive as a result of our loss from continuing operations. Potentially dilutive securities outstanding during the periods included our outstanding convertible preferred stock, options, warrants, nonvested restricted stock units and nonvested stock.

The following potentially dilutive securities for the nine months ended September 30, 2020 and 2019 have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	Nine months ended September 30,
	2020	2019
Warrants to purchase common stock	5,498,489	-
Options to purchase common stock	1,499,000	-
Restricted stock units	2,250,000	189,238
Convertible debt	-	140,678
Total potentially dilutive securities	7,898,389	329,916

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Customers

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue.

The table below sets forth the Company’s customers that accounted for greater than 10% of its revenues for the three and nine-month periods ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2020	2019	2020	2019
A	29%	-%	51%	-%
B	58%	-%	44%	-%
C	13%	-%	-%	-%
D	-%	-%	-%	44%
E	-%	85%	-%	36%
F	-%	-%	-%	18%

Customer B accounted for 99% of the Company’s accounts receivable balance at September 30, 2020.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments by reducing the number of accounting models that require separate accounting for embedded conversion features. ASU 2020-06 also simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification and makes targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance. This update will be effective for the Company’s fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Entities can elect to adopt the new guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company is currently evaluating the impact of the pending adoption of the new standard on its financial statements and intends to adopt the standard as of January 1, 2022.

Aside from ASU 2020-06, there have been no material changes to our significant accounting policies as summarized in NOTE 2 of our 2019 Form 10-K. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying unaudited condensed consolidated financial statements.

Reclassification

Certain amounts reported in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 3 –OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2020	December 31, 2019
Prepaid insurance	$171,022	$85,201
Other prepaid expenses	29,603	105,013
Deposits	3,000	28,115
Advances for raw material purchases	-	450,691
Prepaid marketing costs	-	31,579
Total other current assets	$203,625	$700,599

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2020	December 31, 2019
Vehicle	$149,916	$149,916
Computer Equipment	112,616	109,509
Furniture and fixtures	94,053	93,464
Software	61,287	67,287
Leasehold improvements	58,613	58,613
Test Equipment	25,395	20,493
	501,880	499,282
Less: accumulated depreciation	(315,115)	(247,036)
Total property and equipment	$186,765	$252,246

Depreciation expense for the three months ended September 30, 2020 and 2019 was $24,606 and $34,403, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 was $74,079 and $102,085, respectively.

NOTE 5 – INTANGIBLE ASSETS

At September 30, 2020, our intangible assets included patent costs and license costs totaling $155,507 and $241,909, respectively, less accumulated amortization of patent costs and license costs of $3,169 and $11,232, respectively. Amortization expense for the three months ended September 30, 2020 and 2019 was $640 and $313, respectively. Amortization expense for the nine months ended September 30, 2020 and 2019 was $13,152 and $742, respectively. At December 31, 2019, our intangible assets include patent costs totaling $127,593 less accumulated amortization of patent costs of $1,249.

Estimated amortization expense for the next five years for the patent and license costs currently being amortized is as follows:

Year Ending December 31,	Estimated Amortization
2020 (3 months)	$6,688
2021	$26,752
2022	$26,752
2023	$26,752
2024	$26,752

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30, 2020	December 31, 2019
Accrued payroll and other benefits	$2,030,035	$2,094,536
D&O insurance financing payable	102,000	33,660
Accrued interest	72,844	437,569
Accrued professional fees	69,449	104,602
Other accrued expenses	64,206	67,848
Accrued rent and facilities costs	61,602	24,584
Sublease deposit	19,332	-
Total accrued expenses and other current liabilities	$2,419,468	$2,762,799

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 –SECURED PROMISSORY NOTES

Steward Capital Holdings LP

On March 9, 2018, we entered into a loan and security agreement (the “Agreement”) with Steward Capital Holdings LP (the “Steward Capital”) wherein Steward Capital made available to us a loan in the aggregate principal amount of up to $10,000,000 (the “Loan”). On March 9, 2018, the Company and Steward Capital, pursuant to the Agreement, entered into a Secured Term Promissory Note for $5,000,000, having a maturity date of September 9, 2019 (“Tranche A”). The Note bears interest at a per annum rate equal to the greater of (a) 11.25% or (b) 11.25% plus the Prime Rate, less 3.25%. The Agreement also includes payments of $25,000 in loan commitment fees and $100,000 (1%) of the funding in loan facility charges. The loan commitment fees and $50,000 in loan facility charges associated with Tranche A were recorded as debt discount and amortized over the life of the Loan. There is also an end of term charge of $250,000. The end of term charge was being recorded as accreted costs over the term of the Loan. The Note is secured by substantially all of the assets of the Company.

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 4, 2020, the Company and Steward Capital entered into the Second Amendment to the Loan and Security Agreement (the “Second Amendment”) to (i) extend the Maturity Date to September 9, 2021 and agree to convert all accrued interest into the note, resulting in a new principal balance of $11,254,236, (ii) make all accrued and unpaid interest from September 9, 2020 through the date of maturity due on the Maturity Date, (iii) on or before October 1, 2020, Company shall issue 120,000 shares of Company’s stock to Steward and (iv) make the fee of 3% of the outstanding principal balance of the loan, or $300,000 (as defined in the First Amendment), due at the updated maturity date of September 9, 2021. The 120,000 shares were issued on September 30, 2020 and valued at $3.25 per share, or total of $390,000. The Company concluded that the modifications created by the Second Amendment resulted in a troubled debt restructuring under Accounting Standard Codification—Debt (Topic 470) as it was determined that a concession was granted by Steward Capital. However, as the future payments to be made subsequent to the modification are greater than the carrying value at the time of the modification, no gain or loss was required to be recognized on the troubled debt restructuring.

As of September 30, 2020, the principal balance was $11,254,236, net of debt discount of $351,189 and accreted cost of $550,000. As of December 31, 2019, the principal balance was $10,000,000, net of debt discount of $252,933 and accreted cost of $359,828. As of September 30, 2020 and December 31, 2019, accrued interest was $72,844 and $437,569, respectively, and included accrued expenses and other current liabilities in the balance sheet in the accompanying unaudited condensed consolidated financial statements. Interest expense for the three and nine months ended September 30, 2020 was $338,415 and $937,165, respectively. Interest expense for the three and nine months ended September 30, 2019 was $343,046 and $1,022,629, respectively.

NOTE 8 – LONG-TERM NOTES PAYABLE

Promissory Notes

On February 15 and June 7, 2016, the Company entered into two 10%, 18-month promissory notes for $100,000 each with an individual (the “Promissory Notes”). Pursuant to several amendments to the Promissory Notes through July 2019, (i) the Promissory Notes were extended to September 30, 2021 (the “Maturity Date”), (ii) accrued and unpaid interest on the Promissory Notes totaling $39,921 was transferred to principal, and (iii) interest will be accrued from August 2019 through the Maturity Date. On August 27, 2020, pursuant to a purchase agreement (see NOTE 9 for further details), the Company issued an aggregate of 132,890 shares of Series A Preferred to the holder of the Promissory Notes in exchange the principal and accrued interest then outstanding. The principal balance of the Promissory Notes at September 30, 2020 and December 31, 2019 was $0 and $239,921, respectively. Accrued interest at September 30, 2020 and December 31, 2019 was $0 and $9,997, respectively. Interest expense for the three and nine months ended September 30, 2020 was $3,865 and $15,861, respectively. Interest expense for the three and nine months ended September 30, 2019 was $5,981 and $17,447, respectively.

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

At both September 30, 2020 and December 31, 2019, the total outstanding balance of the convertible promissory note (the “Note”) was $300,000. The maturity date of the Note is based on the payment of 0.6% of quarterly gross revenue until 1.5 times the amount of the Note is paid. Accrued interest at September 30, 2020 and December 31, 2019 was $35,471 and $31,243, respectively. Interest expense for the three and nine months ended both September 30, 2020 and 2019 was $11,250 and $33,750, respectively.

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

The PPP Loan matures on the two-year anniversary of the funding date and bears interest at a fixed rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence after the nine-month anniversary of the funding date. The Company did not provide any collateral or guarantees for the PPP Loan, nor did the Company pay any facility charge to obtain the PPP Loan. The Note and Agreement provides for customary events of default, including those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company may prepay the principal of the PPP Loan at any time without incurring any prepayment charges. The Company has recorded $370,051 in current liabilities and $396,040 in long-term liabilities in the Company’s unaudited condensed consolidated balance sheet.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

At September 30, 2020, the Company had 10,000,000 shares of preferred stock, par value $0.0001, authorized, of which 5,000,000 shares are designated as Series A (see below for details) and 5,000,000 shares are non-designated (“blank check”) shares.

Series A Preferred Stock Offering

On August 14, 2020, the Company entered into securities purchase agreements (the “2020 Purchase Agreements”) with certain purchasers (the “2020 Investors”), which provided for the sale of an aggregate of $4,435,000 and the exchange for debt of $265,779 of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred”) at a purchase price of $2.00 per share (the “Purchase Price”) (the “Offering”). On August 14, 2020 and August 27, 2020, pursuant to the 2020 Purchase Agreements, the Company issued an aggregate of 2,350,390 shares of Series A Preferred to the Investors (collectively the “2020 Closing”). In connection with the 2020 Closing, Eric Brock, the Company’s Chief Executive Officer purchased 157,500 shares of Series A Preferred. The aggregate gross proceeds to the Company from the 2020 Closing was $4,700,779. After payment of offering expenses, the net proceeds to the Company from the 2020 Closing was $4,483,749.

The Company evaluated its Series A Preferred to determine if those instruments or embedded components of those instruments qualify as derivatives to be accounted for separately. The Preferred Shares include an embedded contingent automatic conversion option which is bifurcated from the Preferred Shares and recorded separately as a derivative liability, creating a discount to the Preferred Shares. The fair value of the embedded derivative is recorded as a liability and marked-to-market each balance sheet date, with the change in fair value recorded as other income (expense) in the Company’s unaudited condensed consolidated statement of operations. The discount arising from the identification of the embedded conversion feature will not be accreted or amortized as the Series A Preferred has been classified in equity.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Series A Preferred is convertible at a holder’s election any time beginning nine months from the 2020 Closing into shares of the Company’s common stock at an initial conversion price equal to the Purchase Price, subject to certain adjustments described below, so that, initially, each share of Series A Preferred shall be convertible into one (1) share of the Company’s common stock. Also, the Series A Preferred will be automatically converted into the Company’s common stock (a “Mandatory Conversion”), at the then applicable conversion price, in the event of an equity offering of shares of the Company’s common stock resulting in the Company uplisting to a national securities exchange (provided that if the per share offering price in such offering is less than the then applicable conversion price for the Series A Preferred, the Series A Preferred will automatically convert based on the offering price in such offering).

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

Common Stock

At September 30, 2020, the Company had 350,000,000 shares of common stock, par value $0.0001 (the “Common Stock”) authorized for issuance, of which 59,388,085 shares of our Common Stock were issued and outstanding.

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

For the three and nine months ended September 30, 2020, $0 and $83,654, respectively was recorded in stock-based compensation in the accompanying unaudited condensed consolidated financial statements. No Warrants were issued during the nine months ended September 30, 2019. As of September 30, 2020, we had Warrants outstanding to purchase an aggregate of 5,639,167 shares of Common Stock with a weighted-average contractual remaining life of approximately 2.4 years, and exercise prices ranging from $0.01 to $3.25 per share, resulting in a weighted average exercise price of $3.05 per share. At September 30, 2020, no Warrants had been exercised.

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

Stock Options to Purchase Common Stock

In January 2020, pursuant to the terms of a Severance Agreement, a stock option to purchase 19,625 shares of the Company’s Common Stock (the “Option”) (valued at $15,479), was promised to a former employee pursuant to the 2018 Plan. On May 6, 2020, the Option was, by mutual consent, changed to a Warrant, which Warrant is included in the discussion of Warrants above.

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

For the three and nine months ended September 30, 2020, $81,174 and $833,959, respectively, was recorded in stock-based compensation in the accompanying unaudited condensed consolidated financial statements. No Options were issued during the nine months ended September 30, 2019. As of September 30, 2020, we had outstanding Options to purchase an aggregate of 1,499,000 shares of the Company Common Stock, with a weighted-average contractual remaining life of approximately 9.6 years, and all of which having an exercise price of $2.13. At September 30, 2020, total unrecognized estimated compensation expense related to non-vested Options issued prior to that date was approximately $301,216, which is expected to be recognized over a weighted-average period of 1.6 years. At September 30, 2020, no Options had been exercised.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Purchase Offers

On June 3, 2020, the Company entered into an agreement wherein restricted stock purchase offers (“RSU(s)”) for the issuance of 3,000,000 shares of the Company’s Common Stock, with deferred distribution, was granted and issued to Thomas V. Bushey, the Company’s President, pursuant to the 2018 Plan. Stock-based compensation expense for the three and nine months ended September 30, 2020 was $1,050,000 and $2,100,000. Non-vested RSUs as of September 30, 2020 totaled 2,250,000 shares. The weighted average grant-date fair value for the RSU is $2.80. The weighted average vesting period of the RSU is 2.0 years. As of September 30, 2020, unrecognized compensation expense related to the unvested portion of the RSU was $6,300,000, which is expected to be recognized over a weighted average period of 1.5 years.

During 2018, the Company entered into an agreement wherein RSUs for the issuance of 378,478 shares of the Company’s Common Stock (the “2018 RSUs”), with deferred distribution, was promised to a consultant pursuant to the 2018 Plan (the “RSU Agreement”). On September 21, 2020, the Company executed the RSU Agreement with the consultant. The 2018 RSUs vested upon the issuance of the RSU Agreement: however, the underlying shares of the Company’s Common Stock will not be issued and delivered to the consultant until December 1, 2021, at the request of the consultant. Stock-based compensation expense for the three and nine months ended September 30, 2020 was $10,117 and $30,357, respectively. The weighted average grant-date fair value for the RSU is $0.22. The weighted average vesting period of the RSU is 2.0 years. As of September 30, 2020, there was no unrecognized compensation expense related to these RSU’s.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of September 30, 2020.

NOTE 11 – RELATED PARTY TRANSACTIONS

Between April 16 and December 31, 2019, we accrued $141,667 in payroll for Eric Brock, our Chief Executive Officer. On March 12, 2020, Mr. Brock waived the accrued payroll. During the nine months ended September 30, 2020, we accrued payroll amounts totaling $94,218. As of September 30, 2020, the accrued balance was $94,218.

As of December 31, 2019, Stewart Kantor, the Company’s Chief Financial Officer, had accrued payroll totaling $280,209. On March 12, 2020, Mr. Kantor waived $8,334 in accrued salary. During the nine months ended September 30, 2020, we accrued payroll amounts totaling $2,956. As of September 30, 2020, the accrued balance was $274,831.

Thomas Bushey joined the Company as President on June 3, 2020. For the period from June 3, 2020 to September 30, 2020, we accrued payroll amounts totaling $70,387. As of September 30, 2020, the accrued balance was $70,387.

NOTE 12 – SUBSEQUENT EVENTS

Form S-1 Registration Statement

On October 26, 2020, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for a public offering of its common stock. The proposed maximum aggregate offering is $25,000,000.  The Form S-1 has not yet been declared effective by the Securities and Exchange Commission.  The Company can provide no assurance that it will consummate an offering under the Form S-1.  The foregoing does not constitute an offer of any securities for sale.

In connection with the Form S-1, on October 14, 2020, (i) Steward Capital waived the repayment requirement under the Agreement if the Company completes a public offering and realizes gross cash proceeds of not less than $20,000,000 and (ii) the Company agreed to repay Steward Capital $5,000,000 if the Company completes a public offering and realizes gross proceeds of not less than $20,000,000.

Reverse Stock Split

On November 3, 2020, the Board of Directors of the Company approved a 1-for-3 reverse stock split of the Company’s authorized and outstanding common stock, effective November 13, 2020 (the “Reverse Stock Split”).  No fractional shares will be issued in connection with the Reverse Stock Split.  Any fractional shares resulting from the Reverse Stock Split will be rounded up to the nearest whole share.  The Company’s common stock is expected to commence trading on a post-split basis on November 16, 2020.

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

Ondas Networks provides wireless connectivity solutions enabling mission-critical Industrial Internet applications and services. We refer to these applications as the Mission-Critical Internet of Things (“MC-IoT”). The Company’s wireless networking products are applicable to a wide range of MC-IoT applications which are most often located at the very edge of large industrial networks. These applications require secure, real time connectivity with the ability to process large amounts of data at the edge. Such applications are required in all of the major critical infrastructure markets including rail, electric grids, drones, oil and gas, and public safety and government, where secure, reliable and fast operational decisions are required in order to improve efficiency and ensure a high degree of safety and security. We design, develop, manufacture, sell and support FullMAX, our patented, Software Defined Radio (“SDR”) platform for secure, licensed, private, wide-area broadband networks. Our customers install FullMAX systems in order to upgrade and expand their legacy wide-area network (“WAN”) infrastructure. Our MC-IoT intellectual property has been adopted by the Institute of Electrical and Electronics Engineers (“IEEE”), the leading worldwide standards body in data networking protocols, and forms the core of the IEEE 802.16s standard. Ondas has taken a leadership position in IEEE as it relates to wireless networking for industrial markets given that standards-based communications solutions are preferred by our mission-critical customers and ecosystem partners. As such, management believes this standards-based approach supports the adoption of the Company’s technology across a burgeoning ecosystem of partners and end markets.

Our FullMAX SDR platform is an important and timely upgrade solution for privately-owned and operated wireless WANs, leveraging Internet Protocol-based communications to provide more reliability and data capacity for our mission-critical infrastructure customers. Critical infrastructure markets throughout the globe have reached an inflection point where legacy serial and analog based protocols and network transport systems no longer meet industry needs. In addition to offering enhanced data throughput, FullMAX is an intelligent networking platform enabling the adoption of sophisticated operating systems and equipment supporting next-generation MC-IoT applications over wide field areas. These new MC-IoT applications and related equipment require more processing power at the edge and the efficient utilization of network capacity and scarce bandwidth resources which can be supported by the “Fog-computing” capability integrated in our end-to-end network platform. Fog-computing utilizes management software to enable edge compute processing and data and application prioritization in the field enabling our customers more reliable, real-time operating control of these new, intelligent MC-IoT equipment and applications at the Edge.

We sell our products and services globally through a direct sales force and value-added sales partners to critical infrastructure providers including major rail operators, commercial and industrial drone operators, electric and gas utilities, water and wastewater utilities, oil and gas producers and pipeline operators, and for other critical infrastructure applications in areas such as homeland security and defense, and transportation. We continue to develop our value-added reseller relationships which today include a major strategic partnership with Siemens Mobility for the development of new types of wireless connectivity for the North American Rail. We believe our Siemens’ partnership is indicative of the potential for additional Tier 1 partnerships in our other vertical markets including securing reseller relationships with major suppliers to the worldwide government and homeland security markets. These partnerships are being driven by the flexibility of our FullMAX software to support legacy industrial protocols (e.g. Push to Talk Voice, Dial-up Serial Data Communications, and Advanced Train Control System – ATCS) while simultaneously operating our state of the art MC-IoT protocols. This dual and multi-mode software capability provides major industrial customers with a seamless migration path to advanced internet-protocol-based networks. Over time, these legacy functions, like Push to Talk Voice and ATCS, are transformed into just several of many new data applications we can support.

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

The Company’s business, financial condition and results of operations were impacted from the COVID-19 pandemic during the three and nine months ended September 30, 2020 as follows:

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

In the first quarter of 2020, we reduced our business activity to critical operations only, and furloughed 80% of our workforce. Per orders issued by the Health Officer of the County of Santa Clara, our corporate headquarters were closed, except for functions related to the support of remote workers and product support related to the essential transportation sector. On May 13, 2020, we reopened our corporate headquarters and as of September 30, 2020 we have no employees remaining on furlough. Of the 18 employees previously furloughed, 14 are currently employed by us.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the Coronavirus outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company applied for, and received, funds under the Paycheck Protection Program after the period end in the approximate amount of $666,000. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support operations of the Company. This certification further requires the Company to consider its current business activity and ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan related to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

The Company expects its business, financial condition and results of operations will be impacted from the COVID-19 pandemic for the remainder of 2020 primarily due to the deferral of customer activity from the first half of the year. Further, the COVID-19 pandemic is ongoing and remains an unknown risk for the foreseeable future. The extent to which the coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus.  As a result, the Company is unable to reasonably estimate the full extent of the impact from the COVID-19 pandemic on its future business, financial condition and results of operations. The Company may also be unable to comply with the financial and other material covenants under its debt agreements and may not be able to negotiate waivers or amendments to such debt agreements in order to maintain ongoing compliance. In addition, if the Company were to experience any new impact to its operations, or incur additional unanticipated costs and expenses as a result of the COVID-19 pandemic, such operational delays and unanticipated costs and expenses there could be a further adverse impact on the Company’s business, financial condition and results of operations in 2020 and 2021.

Although COVID-19 has had an immediate near-term impact on our business operations, we also believe the one outcome of the pandemic will be to reinforce the need for more reliable private commercial and industrial communications. This can be seen specifically in the need for new Unmanned Aerial Systems solutions including the safe command and control of drones as remote delivery method. In a recent filling at the FCC, the Drone Responders Public Safety Alliance stated, (the) “current COVID-19 pandemic only emphasizes this need, as remote methods of commercial delivery will only become more essential to serve the public good. In light of the current COVID-19 crisis, UAS have the potential to deliver payloads of medical equipment and supplies.”

Our Strategy

Our goal is to be a global leader in providing secure wireless connectivity solutions enabling high-bandwidth, mission-critical Industrial Internet applications and services. We intend to leverage our patented FullMAX technology and the IEEE 802.16s standard to achieve this goal. We have adopted a “Deep and Wide” marketing strategy designed to drive adoption of our mission-critical connectivity solutions into global critical infrastructure end markets. Our strategy is to deeply penetrate the Class 1 Freight Rail, government and aviation markets while continuing the expansion of our distribution and support capabilities alongside ecosystem partners such as Siemens into adjacent vertical end markets such as oil and gas, electric, gas and water utilities and military sectors.

The key elements of our growth strategy include the following:

●	Deliver on sales pipeline opportunities. Our marketing efforts have generated the potential for significant sales in our targeted end markets. Our sales activity in the North American Class 1 Railroad sector has resulted in several pilot programs for multiple railroad operators. Once we successfully complete field testing, we expect to work with our customers to design and develop a network deployment strategy which we expect to lead to purchase orders for equipment and services. We have similar field testing and initial system deployments planned in the UAS markets, security, electric and gas utilities, and oil and gas markets.

●	Secure additional marketing partnerships and OEM relationships. We service blue chip customers in critical infrastructure sectors with standards-based, mission-critical connectivity solutions. Those customers value the experience and resources provided by additional ecosystem partners that help support the growth of the MC-IoT end markets. As we have done with Siemens Mobility, we intend to pursue marketing and OEM partnership agreements with other Tier 1 global industrial and communications equipment suppliers that have extensive reach and domain expertise in our targeted end markets. These relationships will offer customers greater choice, expanded levels of after-market support and services, and the potential for greater product integration with intelligent equipment, and systems that are increasingly being deployed by our critical infrastructure customers.

●	Develop new products and features to continuously improve our customer value. We introduced our Mercury remote radio in the first quarter of 2020 in order to address the expanding MC-IoT market for high volume, lower cost endpoint radios. Our Mercury radios are integrated into our existing FullMAX private network solutions, are compliant with IEEE 802.16s and can be utilized in both Tier 1 and Tier 2 network configurations. We will continue to enhance our SDR capabilities to aggregate non-contiguous channels with a focus on traditional licensed LMR frequency bands to provide IP data networking solutions in historically analog push-to-talk (PTT) bands. We will also work with ecosystem partners to develop dual-mode products to assist in the migration from legacy networks to our next-generation FullMAX platform.

●	Expand our MC-IoT capabilities via partnerships, joint ventures, or acquisitions. In addition to internal investment and development, we will actively pursue external opportunities to enhance our product offerings and solutions for our critical infrastructure customers via joint ventures, partnerships, and acquisitions. This activity will be focused on companies with complementary technologies or product offerings or synergistic distribution strategies.

In executing our go-to-market strategy, we intend to monetize our software-based intellectual property and grow revenue and cash flow with embedded FullMAX software sales, Software-as-a-Service (“SaaS”) arrangements, IP royalties based on Ondas software and through additional services provided to customers and ecosystem partners. Customers deploy our connectivity and Fog-computing platform in private networks that are designed for lifetimes of 10 – 15 years or even longer. Our FullMAX platform is software-defined and offers customers flexibility to expand capacity and evolve network utilization. Similarly, our ecosystem partners often integrate our FullMAX software and wireless capability into their own equipment and systems which their customers purchase and deploy are also designed for long lifetimes. As such, we believe our software solutions provide ongoing revenue opportunities and sales models both related to both connectivity value and edge computing capability. Customers and ecosystem partners will require ongoing FullMAX system and security enhancements and for us to design additional features which create opportunities for additional, recurring revenue and profit streams. Our monetization strategies include:

Systems sales: Our FullMAX deployments are typically large, mission-critical wide-area networks deployed and privately operated by our industrial and government customers. These end-to-end system deployments involve sales consisting of both base stations and edge radio end points with embedded FullMAX software and network management software and tools.

Software and hardware maintenance agreements: Our customers contract for extended software and hardware maintenance which provide them with critical ongoing support for their installed network. These SaaS contracts provide revenue to Ondas in the year following an initial installation. Software maintenance licenses entitle the customer to ongoing software and security upgrades as well as enabling the provision of additional system features. Similarly, hardware maintenance programs provide customers extended equipment warranty terms for an installed network. These SaaS maintenance arrangements allow our customers to continue to maintain a modern, flexible and upgradeable network over a long period of time. These agreements may extend for multiple years given the long average life of the installed and growing network.

Licensing / Royalties: In certain system deployments, our ecosystem partners will choose to embed FullMAX software into their own hardware and software platforms providing Ondas with an ongoing per device multi-year revenue stream. Licensing is an effective way for an ecosystem partner to jumpstart customer activity. Alternatively, a partner may choose to develop software based on our intellectual property generating royalty revenue.

Other Services: We provide ancillary services directly related to the sale of our wireless communications products which include wireless network design, systems engineering, radio frequency planning, software configuration, product training, installation, and onsite support. Furthermore, we also provide engineering and product development services to ecosystem partners who are interested in integrating their intelligent equipment with our FullMAX SDR platform and need our expertise to do so.

The Siemens Partnership

In April 2020, we entered into a strategic partnership with Siemens Mobility, a separately managed company of Siemens AG (Siemens), to jointly develop wireless communications products for the North American Rail Industry based on Siemens’ Advanced Train Control System (ATCS) protocol and our MC-IoT platform, for availability in the second half of 2020. These dual-mode ATCS/MC-IoT radio systems will support Siemens’ extensive installed base of ATCS radios as well as offer Siemens’ customers the ability to support a host of new advanced rail applications utilizing our MC-IoT wireless system. These new applications, including Advanced Grade Crossing Activation and Monitoring, Wayside Inspection, Railcar Monitoring and support for next generation signaling and train control systems, are designed to increase railroad productivity, reduce costs and improve safety. The new ATCS-compatible products will be introduced in two phases, including a field-selectable ATCS or MC-IoT remote radio available in the fourth quarter of 2020. Furthermore, Siemens has begun to market and sell Siemens-branded MC-IoT wireless systems based on our technology platforms.

The North American Rail Network is vast in scale, consisting of 140,000 miles of track, 25,000 locomotives, 1.6 million railcars and 200,000 highway crossings. A significant portion of the communications infrastructure has been in operation for more than 20 years and now requires a technological upgrade to support new applications and increased capacity requirements. Our MC-IoT platform offers an excellent migration path for these applications. The Class I Railroads value the ability of the Ondas’ frequency-agnostic SDR architecture to enable a substantial capacity increase utilizing the railroad’s existing wireless infrastructure and dedicated Federal Communications Commission (“FCC”) licensed radio frequencies, as well as the flexibility to adapt to and take advantage of future changes in spectrum availability.

We believe the Siemens partnership will accelerate the adoption of our wireless technology in the North American Class I Railroad market. We believe Siemens has both the sales and marketing reach and support to drive our technology to wide scale acceptance. Siemens also brings Ondas access to the North American transit market where our technology has broad potential. In addition to our strategic partnership with Siemens Mobility, we expect to establish additional formal sales and marketing partnerships and OEM relationships with other leading Tier 1 vendors of industrial equipment in 2020.

Our Products and Services

Ondas was founded in 2006 to develop a new type of radio platform specifically to meet the evolving data needs of large industrial and government customers and markets.  These markets are differentiated from consumer markets in that the customers assets are dispersed over very wide and remote geographies with specific challenges to installation, maintenance, and upgrades.  These challenges led us to design a new type of software-based radio platform capable of supporting a long useful life to the network hardware.  Instead of using low cost, off the shelf, dedicated communications chipsets (“ASICs”), we selected powerful programmable embedded general-purpose processors, DSPs, and FPGAs, all of which are software upgradable. Our software defined radio (“SDR”) architecture, with more than 12 years in development and supported by a team of 45 software engineers, allows us to customize almost any aspect of the air interface protocol, the key components of which are patented and have been incorporated into new IEEE wireless standards. The ability to constantly improve customer networks and hosted software applications with flexible, over-the-air software upgrade creates customer stickiness with high switching costs.

FullMAX Software: Our FullMAX SDR platform is designed to enable highly secure and reliable industrial-grade connectivity for truly mission-critical applications. An end-to-end FullMAX network consists of connected wireless base stations, fixed and mobile edge radios and supporting technology all enabled by critical software developed and owned by Ondas. The target customers for our products operate in critical infrastructure sectors of the global economy. Private wireless networks are typically the preferred choice of these large industrial customers with business operations spanning large field areas. Private networks provide enhanced protection against cyber terrorism, as well as natural and man-made disasters, and the ability for the operator to maintain and control their desired quality of service.

In many of our industrial end markets, the adoption of low-cost Edge computing and increased penetration of “smart machinery” and sensors is driving demand for higher bandwidth, next-generation networks for IoT applications such as those powered by FullMAX. These new technologies often require Fog-computing capabilities to maximize their utility to customers. The Fog-computing capability integrated in our end-to-end FullMAX SDR platform is valued by our customers and ecosystem partners as they seek to leverage the value of MC-IoT applications for improved safety, efficiency, and profitability. Our IEEE 802.16s compliant equipment is designed to optimize performance of unused or underutilized low frequency licensed radio spectrum and narrower channels. We do this through various patented software algorithms including via “spectrum harvesting” techniques which aggregate narrowband channels to create increased broadband network capacity. Our channel aggregation algorithms include the ability to aggregate hard to utilize, non-contiguous narrowband channels and are a hallmark feature of a FullMAX broadband system. Consequently, a FullMAX wireless network is significantly less expensive to build compared to traditional LTE and 5G networks given its ability to optimize the performance of lower cost, low frequency radio spectrum and provide much greater coverage and capacity.

The critical software algorithms powering our end-to-end FullMAX wireless SDR platform and related Fog-computing architecture have been developed by and are owned by Ondas. FullMAX is an intelligent networking system which integrates core network management systems with edge computing resources including computing hardware and MC-IoT software applications. In the MC-IoT Fog enabled by FullMAX, base stations are enabled with a highly configurable Quality of Service algorithms which coordinate the data traffic within the Fog for both the edge radio and the resident MC-IoT applications. The intelligent base stations control and manage all network resources including the Ondas edge remotes; dynamically allocating bandwidth, prioritizing data packets and managing edge applications. The intelligent software-managed base stations determine whether to process data at the edge, distribute data traffic across the Fog to other edge remote radios or to transport information to the corporate Cloud. Ondas’ Edge remotes have embedded compute capability and are able to host MC-IoT applications including those from third party vendors via virtualized software systems managed in docker / container architectures and can also manage data from intelligent equipment or sensor networks that interface with the edge remotes in the field. The Ondas software-managed edge remotes offer security via authentication, multi-layer encryption and virtual software firewalls which are requirements for mission-critical data networks.

Our FullMAX Software Defined Radio platform:

●	offers a dedicated private network for industrial applications which safeguards critical assets and information and protects against cyberattacks;
●	has frequency agility with the capability to operate in any frequency between 70 MHz and 6 GHz;
●	may be deployed in a wide variety of narrow and broadband channel sizes and can aggregate non-contiguous channels; and
●	implements standard and enhanced versions of the IEEE 802.16 protocol, the new 802.16s amendment, and the planned 802.16t enhancements

FullMAX System: FullMAX base stations and edge radios are deployed by our customers to create wide-area wireless communication networks. A FullMAX network provides end-to-end IP connectivity, allowing critical infrastructure providers to extend their secure corporate networks into the far reaches of their service territories. A FullMAX network also provides more data capacity allowing our customers to transition legacy applications such critical Push-to-Talk Voice operating in legacy LMR networks to Voice over IP data networks which provide network capacity for other data requirements alongside voice. We refer to these networks as Land Mobile Data Radio (LMDR) systems.

FullMAX radios can operate at high transmit power (up to 100 watts) at both the Base Station and Remote sites providing fixed and mobile data connectivity up to 30 miles from the tower site (see Figure 1 below). This results in up to 2,800 square miles of coverage from a single FullMAX tower compared with the 28 square miles typically supported by other 4G technologies and three-square miles by 5G technologies (see Figure 2 below). This dramatically reduces the infrastructure cost of building and operating a private cellular network. For example, to cover a territory of over 10,000 square miles may require only four FullMAX towers compared with more than 350 typical 4G towers, depending on the topography of the region.

We also provide a variety of services associated with the sale of our FullMAX products including network design, RF planning, product training and spectrum consulting. We provide customers with technical support, extended hardware warranties, and software.

Results of Operations

Three months ended September 30, 2020 compared to three months ended September 30, 2019

	Three Months Ended September 30,
	2020	2019	Change
Revenue	$614,026	$88,132	$525,894
Cost of goods sold	365,863	15,185	350,678
Gross profit	248,163	72,947	175,216
Operating expenses:
General and administrative	1,823,336	1,036,013	787,323
Sales and marketing	253,560	1,174,293	(920,733)
Research and development	904,378	1,250,736	(346,358)
Total operating expense	2,981,274	3,461,042	(479,768)
Operating loss	(2,733,111)	(3,388,095)	(654,984)
Other income (expense)	(592,769)	(1,815,564)	(1,222,795)
Net loss	(3,325,880)	(5,203,659)	(1,877,779)
Foreign currency translation	-	(21,655)	21,655
Comprehensive loss	$(3,325,880)	$(5,225,314)	$(1,899,434)

Revenues

Our revenues were $614,026 for the three months ended September 30, 2020 compared to $88,132 for the three months ended September 30, 2019. Revenues during the three months ended September 30, 2020 included $245,075 for products, $16,410 for maintenance/service contracts, $351,248 for development services and $1,293 for other revenues. Revenues during the same period in 2019 included $61,182 for products and $26,950 for maintenance/service contracts.

Cost of goods sold

Our cost of sales was $365,863 for the three months ended September 30, 2020 compared to $15,185 for the three months ended September 30, 2019. The increase in cost of sales was a result of costs related to products totaling approximately $72,000, development services totaling approximately $273,000 and maintenance/service contracts and other revenues totaling approximately $6,000.

Gross profit

Our gross profit increased by $175,216 for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 based on the changes in revenues and costs of sales as discussed above. Gross margin for the periods in 2020 and 2019 was 40% and 83%, respectively.

Operating Expenses

Our principal operating costs include the following items as a percentage of total expense.

	Three Months Ended September 30,
	2020	2019
Human resource costs, including benefits	36%	32%
Stock-based compensation	19%	14%
Travel and entertainment	-%	3%
Other general and administration costs:
Professional fees and consulting expenses	25%	31%
Other expense	12%	10%
Depreciation and amortization	2%	1%
Other research and deployment costs, excluding human resources and travel and entertainment	6%	6%
Other sales and marketing costs, excluding human resources and travel and entertainment	-%	3%

Operating expenses decreased by approximately $480,000, or 14% as a result of the following items:

(000s)
Human resource costs, including benefits	$(535)
Stock-based compensation	595
Travel and entertainment	(93)
Other general and administration costs:
Professional fees and consulting costs	(342)
Other expense	16
Depreciation and amortization	24
Other research and deployment costs, excluding human resources and travel and entertainment	(40)
Other sales and marketing costs, excluding human resources and travel and entertainment	(105)
$(480)

During the three months ended September 30, 2020, with our continued reduction in business development and the lingering impact of the COVID-19 disruptions, we have reduced costs compared to the same period in 2019 as detailed in the table above. These efforts to reduce spending resulted in a reduction in the major components of our operating costs for the three months ended September 30, 2020 compared to the same period in 2019. The increase in stock-based compensation during the three months ended September 30, 2020 is primarily a result of the vesting of previously issued restricted stock units to Mr. Bushey.

Operating Loss

As a result of the foregoing, our operating loss decreased by $654,984, or 19%, to $2,733,111 for the three months ended September 30, 2020, compared with $3,388,095 for the three months ended September 30, 2019, primarily as a result of reduced operating expenses and the increase in gross profit as discussed above.

Other Income (Expense), net

Other income (expense), net decreased by $1,222,795, or 67%, to $(592,769) for the three months ended September 30, 2020, compared with $(1,815,564) for the three months ended September 30, 2019. During the three months ended September 30, 2020, compared to the same period in 2019, we reported a decrease in interest expense of approximately $454,000, primarily a result of certain debt instruments converted into common stock of the Company during the three months ended September 30, 2019, and a decrease in the write-off of financing costs of approximately $910,000, while interest and other income, net increased by approximately $6,000. The Company also recorded a loss on the change of fair value of a derivative liability of approximately $136,000 during the three months ended September 30, 2020.

Net Loss

As a result of the net effects of the foregoing, net loss decreased by $1,877,779, or 36%, to $3,325,880 for the three months ended September 30, 2020, compared with $5,203,659 for the three months ended September 30, 2019. Net loss per share of common stock, basic and diluted, was $(0.06) for the three months ended September 30, 2020, compared with approximately $(0.10) for the three months ended September 30, 2019.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

	Nine Months Ended September 30,
	2020	2019	Change
Revenue	$1,969,598	$313,583	$1,656,015
Cost of goods sold	1,087,540	71,133	1,016,407
Gross profit	882,058	242,450	639,608
Operating expenses:
General and administrative	5,222,180	3,874,186	1,347,994
Sales and marketing	934,948	4,728,505	(3,793,557)
Research and development	2,555,223	4,411,266	(1,856,043)
Total operating expense	8,712,351	13,013,957	(4,301,606)
Operating loss	(7,830,293)	(12,771,507)	(4,941,214)
Other income (expense)	(1,523,413)	(3,356,505)	(1,833,092)
Net loss	(9,353,706)	(16,128,012)	(6,774,306)
Foreign currency translation	-	(7,755)	7,755
Comprehensive loss	$(9,353,706)	$(16,135,767)	$(6,782,061)

Revenues

Our revenues were $1,969,598 for the nine months ended September 30, 2020 compared to $313,583 for the nine months ended September 30, 2019. Revenues during the nine months ended September 30, 2020 included $1,043,585 for products, $53,500 for maintenance/service contracts, $866,119 for development services and $6,394 for other revenues. Revenues during the same period in 2019 included $212,905 for products and $100,678 for maintenance/service contracts.

Cost of goods sold

Our cost of sales was $1,087,540 for the nine months ended September 30, 2020 compared to $71,133 for the nine months ended September 30, 2019. The increase in cost of sales was primarily a result of costs related to products totaling approximately $259,000, development services totaling approximately $735,000 and maintenance/service contracts and other revenues totaling approximately $22,000.

Gross profit

Our gross profit increased by $639,608 for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 based on the changes in revenues and costs of sales as discussed above. Gross margin for the periods in 2020 and 2019 was 45% and 77%, respectively.

Operating Expenses

Our principal operating costs include the following items as a percentage of total expense.

	Nine Months Ended September 30,
	2020	2019
Human resource costs, including benefits	21%	42%
Stock-based compensation	28%	4%
Travel and entertainment	1%	5%
Other general and administration costs:
Professional fees and consulting expenses	33%	28%
Other expense	11%	10%
Depreciation and amortization	1%	1%
Other research and deployment costs, excluding human resources and travel and entertainment	5%	5%
Other sales and marketing costs, excluding human resources and travel and entertainment	-%	5%

Operating expenses decreased by approximately $4,302,000, or 33% as a result of the following items:

(000s)
Human resource costs, including benefits	$(3,727)
Stock-based compensation	1,964
Travel and entertainment	(525)
Other general and administration costs:
Professional fees and consulting costs	(705)
Other expense	(393)
Depreciation and amortization	11
Other research and deployment costs, excluding human resources and travel and entertainment	(301)
Other sales and marketing costs, excluding human resources and travel and entertainment	(626)
$(4,302)

During the nine months ended September 30, 2020, with our continued reduction in business development and the lingering impact of the COVID-19 disruptions, we have reduced costs compared to the same period in 2019 as detailed in the table above. These efforts to reduce spending resulted in a reduction in the major components of our operating costs for the nine months ended September 30, 2020 compared to the same period in 2019. The increase in stock-based compensation during the nine months ended September 30, 2020 is primarily a result of the vesting of previously issued restricted stock units to Mr. Bushey.

Operating Loss

As a result of the foregoing, our operating loss decreased by $4,941,214, or 39%, to $7,830,293 for the nine months ended September 30, 2020, compared with $12,771,507 for the nine months ended September 30, 2019, primarily as a result of reduced operating expenses and the increase in gross profit as discussed above.

Other Income (Expense), net

Other income (expense), net decreased by $1,833,092, or 55%, to $(1,523,413) for the nine months ended September 30, 2020, compared with $(3,356,505) for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, compared to the same period in 2019, we reported a decrease in interest expense of approximately $975,000, primarily a result of certain debt instruments converted into common stock of the Company during the nine months ended September 30, 2019, a decrease in the write-off of financing costs of approximately $997,000, while interest and other income, net increased by approximately $3,000. The Company also recorded a loss on the change of fair value of a derivative liability of approximately $136,000 during the three months ended September 30, 2020.

Net Loss

As a result of the net effects of the foregoing, net loss decreased by $6,774,306, or 42%, to $9,353,706 for the nine months ended September 30, 2020, compared with $16,128,012 for the nine months ended September 30, 2019. Net loss per share of common stock, basic and diluted, was $(0.16) for the nine months ended September 30, 2020, compared with approximately $(0.32) for the nine months ended September 30, 2019.

Summary of (Uses) and Sources of Cash

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(4,875,137)	$(11,333,484)
Net cash used in investing activities	(13,606)	(341,863)
Net cash provided by financing activities	4,884,060	15,200,982
Increase (decrease) in cash, cash equivalents and restricted cash	(4,683)	3,525,635
Effect of foreign currency transaction on cash	-	(5,180)
Cash and cash equivalents, beginning of period	2,153,028	1,129,863
Cash, cash equivalents and restricted cash, end of period	$2,148,345	$4,650,318

The principal use of cash in operating activities for the nine months ended September 30, 2020 was to fund the Company’s current expenses primarily related to sales and marketing and research and development activities necessary to allow us to service and support customers. The decrease in cash flows used in operating activities of approximately $6,400,000 is primarily a result of a reduced headcount, reduced travel and entertainment expense and lower product development spending. Cash flows used in investing activities decreased by approximately $400,000 primarily due to a reduction in capital spending. The decrease in cash provided by financing activities of approximately $10,300,000 is a result of a reduction in funding activities partially offset by funds provided by the Payroll Protection Program of $666,091 and the sale of Preferred Stock, net of costs of $4,217,969, as described below.

In August 2020, the Company entered into securities purchase agreements with certain purchasers, which provided for the sale of an aggregate of $4.435 million of the Company’s Series A Preferred at a cash purchase price of $2.00 per share (the “Purchase Price”) (the “2020 Offering”). Pursuant to the purchase agreements, the Company issued an aggregate of 2,217,500 shares of Series A Preferred to the investors. In connection with the 2020 Offering, Eric Brock, the Company’s Chief Executive Officer purchased 157,500 shares of Series A Preferred. The aggregate gross proceeds to the Company from the 2020 Closing was $4.435 million. After payment of offering expenses, the net proceeds to the Company from the 2020 Closing was approximately $4.22 million.

For a summary of our outstanding short-term and long-term loans, see NOTES 7 and 8 in the accompanying unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. At September 30, 2020, we had a stockholders’ deficit of approximately $13,700,000. At September 30, 2020, we had net short and long-term borrowings outstanding of approximately $11,800,000 and $600,000, respectively. As of September 30, 2020, we had available cash of approximately $2,100,000 and a working capital deficit of approximately $14,100,000.

Our future capital requirements will depend upon many factors, including progress with developing, manufacturing and marketing our technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, our ability to establish collaborative arrangements, marketing activities and competing technological and market developments, including regulatory changes and overall economic conditions in our target markets. Our ability to generate revenue and achieve profitability requires us to successfully market and secure purchase orders for our products from customers currently identified in our sales pipeline as well as new customers. We also will be required to efficiently manufacturer and deliver equipment on those purchase orders. These activities, including our planned research and development efforts, will require significant uses of working capital through the end of 2020 and beyond. Based on our current operating plans, we believe that our existing cash at the time of this filing will only be sufficient to meet our anticipated operating needs through March 31, 2021.

As of September 30, 2020, excluding operating lease liabilities, the outstanding amount, including principal, accrued interest, accredited costs, net of debt discount, of indebtedness was $12,527,453, summarized in the table below. See NOTES 7 and 8 in the accompanying unaudited condensed consolidated financial statements for further details.

Outstanding Amount as of September 30, 2020
Paycheck Protection Program	$666,091
Steward Capital Holdings, LP	11,525,891
Convertible Promissory Note	335,471
$12,527,453

Accounting standards require management to evaluate the Company’s ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-Q (“evaluation period”). As such, we have evaluated if cash on hand and cash generated through operating activities would be sufficient to sustain projected operating activities through November 6, 2021. We anticipate that our current resources will be insufficient to meet our cash requirements throughout the evaluation period, including funding anticipated losses and scheduled debt maturities. We expect to seek additional funds from a combination of dilutive and/or nondilutive financings in the future. Because such transactions have not been finalized, receipt of additional funding is not considered probable under current accounting standards. If we do not generate sufficient cash flows from operations and obtain sufficient funds when needed, we expect that we would scale back our operating plan by deferring or limiting some, or all, of our capital spending, and/or eliminating planned headcount additions, as well as other cost reductions to be determined. Because such contingency plans have not been finalized (the specifics would depend on the situation at the time), such actions are also not considered probable for purposes of current accounting standards. Because, under current accounting standards, neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or non-dilutive financings. There can be no assurances; however, that additional funding will be available on terms acceptable to us, if at all.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments by reducing the number of accounting models that require separate accounting for embedded conversion features. ASU 2020-06 also simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification and makes targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance. This update will be effective for the Company’s fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Entities can elect to adopt the new guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company is currently evaluating the impact of the pending adoption of the new standard on its financial statements and intends to adopt the standard as of January 1, 2022.

Aside from ASU 2020-06, there have been no material changes to our significant accounting policies as summarized in NOTE 2 of our 2019 Form 10-K. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying unaudited condensed consolidated financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, that relate to future events or to our future operations or financial performance.  Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

●	our plans to further develop our FullMAX system of wireless base stations;
●	our plans to further develop remote radios;
●	the adoption by our target industries of the new IEEE 802.16s standard for private cellular networks;
●	any outbreak or worsening of an outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations, financial condition and results of operations;

●	our future development priorities;
●	our estimates regarding the size of our potential target markets;
●	our expectations about the impact of new accounting standards;
●	our future operations, financial position, revenues, costs, expenses, uses of cash, capital requirements, our need for additional financing or the period for which our existing cash resources will be sufficient to meet our operating requirements; or
●	our strategies, prospects, plans, expectations, forecasts or objectives.

Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” “scheduled” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement.  Actual results, level of activity, performance, experience or achievements may differ materially from those expressed or implied by any forward-looking statement as a result of various important factors, including our critical accounting policies and risks and uncertainties relating, among other things, to:

●	our ability to obtain additional financing on reasonable terms, or at all;
●	our ability to repay our indebtedness;
●	the accuracy of our estimates regarding expenses, costs, future revenues, uses of cash and capital requirements;
●	the market acceptance of our wireless connection products and the IEEE 802.16s standard and IEEE 802.16t standard;
●	our ability to develop future generations of our current products;
●	our ability to generate significant revenues and achieve profitability;
●	our ability to successfully commercialize our current and future products, including their rate and degree of market acceptance;
●	our ability to attract and retain key scientific or management personnel and to expand our management team;

●	our ability to establish licensing, collaboration or similar arrangements on favorable terms and our ability to attract collaborators with development, regulatory and commercialization expertise;
●	our ability to manage the growth of our business;
●	the success of our strategic partnerships with third parties;
●	expenditures not resulting in commercially successful products;
●	our outreach to global markets;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our ability to expand, protect and maintain our intellectual property position;
●	the success of competing third-party products;
●	our ability to fully remediate our identified internal control material weaknesses;

●	the impact from the COVID-19 pandemic on our business, financial condition and results of operating:

●	regulatory developments in the United States and other countries; and
●	our ability to comply with regulatory requirements relating to our business, and the costs of compliance with those requirements, including those on data privacy and security.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2020. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of September 30, 2020, due to the existence of the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the control deficiencies identified during this evaluation and set forth below, our senior management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2020 due to the existence of a material weakness in internal control over financial reporting as described below.

As set forth below, management will continue to take steps to remediate the control deficiencies identified below. Notwithstanding the control deficiencies described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the three and nine months ended September 30, 2020.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company did not maintain effective internal control over financial reporting as of September 30, 2020 due to the existence of the following material weakness identified by management:

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

Management’s Remediation Plan

Management believes that progress has been made during the three months ended September 30, 2020, and through the date of this report, to remediate the underlying causes of the material weakness in internal control over financial reporting by implementing additional systems and technologies to enhance the timeliness and reliability of financial data within the organization. Management intends to remediate the material weakness in the following manner:

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

Changes in Internal control over financial reporting

Other than the Remediation Plan set forth above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There were no material changes to the risk factors identified in the 2019 Form 10-K, except as noted below.

Our growth depends in part on the success of our strategic partnerships with third parties such as Siemens Mobility as well as on our ability to establish a broad range of additional ecosystem relationships with leading global industrial vendors.

In order to grow our business, we depend on partnerships with market leading technology and industrial companies such as Siemens Mobility to accelerate the adoption of our wireless technology. If we are unsuccessful in maintaining our partnerships with third parties, including Siemens Mobility, or if our partnerships do not provide us the anticipated benefits, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. In addition, adoption of our FullMAX wireless platform requires us to establish additional ecosystem relationships with leading global industrial vendors. Even if we are successful in executing these partnerships and integrating with additional ecosystem vendors, we cannot assure you that these partnerships and relationships will result in increased adoption of our technology or increased revenue.

Any outbreak or worsening of an outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations, financial condition and results of operations.

Any outbreak or worsening of an outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations, financial condition and results of operations. For example, in December 2019, a novel strain of coronavirus (“COVID-19”) was identified in Wuhan, China, and has subsequently spread to other regions of the world, and has resulted in increased travel restrictions, business disruptions and emergency quarantine measures across the world including the United States. The Company’s business, financial condition and results of operations were impacted from the COVID-19 pandemic during the three and nine months ended September 30, 2020 as follows:

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

In the first quarter of 2020, we reduced our business activity to critical operations only, and furloughed 80% of our workforce. Per orders issued by the Health Officer of the County of Santa Clara, our corporate headquarters were closed, except for functions related to the support of remote workers and product support related to the essential transportation sector. On May 13, 2020, we reopened our corporate headquarters and as of September 30, 2020 we have no employees remaining on furlough. Of the 18 employees previously furloughed, 14 are currently employed by us.

Additionally, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the COVID-19 outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company applied for, and received, funds under the Paycheck Protection Program after the period end in the approximate amount of $666,000. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support operations of the Company.

The Company expects its business, financial condition and results of operations will be impacted from the COVID-19 pandemic for the remainder of 2020 primarily due to the deferral of customer activity from the first half of the year. Further, the COVID-19 pandemic is ongoing and remains an unknown risk for the foreseeable future. The extent to which the coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus.  As a result, the Company is unable to reasonably estimate the full extent of the impact from the COVID-19 pandemic on its future business, financial condition and results of operations. The Company may also be unable to comply with the financial and other material covenants under its debt agreements and may not be able to negotiate waivers or amendments to such debt agreements in order to maintain ongoing compliance. In addition, if the Company were to experience any new impact to its operations, or incur additional unanticipated costs and expenses as a result of the COVID-19 pandemic, such operational delays and unanticipated costs and expenses there could be a further adverse impact on the Company’s business, financial condition and results of operations in 2020 and 2021.

Our products are subject to a lengthy sales cycle and our customers may cancel or change their product plans after we have expended substantial time and resources in the design of their products.

Many of our customers are conservative in their decision-making process. Sales cycles for new customers can vary from one to three years depending on the complexity of the customer’s network, whether the customer is subject to state regulations, and annual budget cycles. During this lengthy sales cycle, our potential customers may cancel or change their product plans. Customers may also discontinue products incorporating our devices at any time or they may choose to replace our products with lower cost semiconductors. In addition, we are working with leading customers in our target markets to define our future products. If customers cancel, reduce or delay product orders from us, or choose not to release products that incorporate our devices after we have spent substantial time and resources developing products or assisting customers with their product design, our revenue levels may be less than anticipated and our business, results of operations and financial condition may be materially adversely affected.

Cyberattacks through security vulnerabilities could lead to disruption of business, reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position.

Security vulnerabilities may arise from our hardware, software, employees, contractors or policies we have deployed, which may result in external parties gaining access to our networks, datacenters, cloud datacenters, corporate computers, manufacturing systems, and or access to accounts we have at our suppliers, vendors, and customers. They may gain access to our data or our users’ or customers’ data, or attack the networks causing denial of service or attempt to hold our data or systems in ransom. The vulnerability could be caused by inadequate account security practices such as failure to timely remove employee access when terminated. To mitigate these security issues, we have implemented measures throughout our organization, including firewalls, backups, encryption, employee information technology policies and user account policies. However, there can be no assurance these measures will be sufficient to avoid cyberattacks. If any of these types of security breaches were to occur and we were unable to protect sensitive data, our relationships with our business partners and customers could be materially damaged, our reputation could be materially harmed, and we could be exposed to a risk of litigation and possible significant liability.

Further, if we fail to adequately maintain our infrastructure, we may have outages and data loss. Excessive outages may affect our ability to timely and efficiently deliver products to customers or develop new products and solutions. Such disruptions and data loss may adversely impact our ability to fulfill orders, patent our intellectual property or protect our source code, and interrupt other processes. Delayed sales or lost customers resulting from these disruptions could adversely affect our financial results, stock price and reputation.

Unauthorized use or disclosure of, or access to, any personal information maintained by us or on our behalf, whether through breach of our systems, breach of the systems of our suppliers or vendors by an unauthorized party, or through employee or contractor error, theft or misuse, or otherwise, could harm our business. If any such unauthorized use or disclosure of, or access to, such personal information was to occur, our operations could be seriously disrupted, and we could be subject to demands, claims and litigation by private parties, and investigations, related actions, and penalties by regulatory authorities. In addition, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of foreign, federal, state and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information. Finally, any perceived or actual unauthorized access to, or use or disclosure of, such information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None, other than those previously disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Name of Document

3.1	Certificate of Designation for the Series A Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2020).
10.1	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2020).
10.2	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Company’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2020).
10.3	Form of Loan Amendment (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2020).
10.4	Second Amendment to Loan and Security Agreement, dated as of September 4, 2020, by and between Ondas Networks Inc. and Steward Capital Holdings, LP (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2020).
10.5	Second Amendment to Secured Promissory Notes dated as of September 4, 2020, by and between Ondas Networks Inc. and Steward Capital Holdings, LP (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2020).
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated November 6, 2020*
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated November 6, 2020*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated November 6, 2020**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated November 6, 2020**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 6, 2020

ONDAS HOLDINGS INC.

By:	/s/ Eric A. Brock
Eric A. Brock
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Stewart W. Kantor
Stewart W. Kantor
Chief Financial Officer
(Principal Financial and Accounting Officer)