Form 10-K
period 2020-12-31
Ondas Holdings Inc.
filed 2021-03-08
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission File Number: 000-56004

ONDAS HOLDINGS INC.

(Exact name of Registrant as specified in its charter)

Nevada	47-2615102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

61 Old South Road, #495, Nantucket, MA 02554

(Address of principal executive offices) (Zip Code)

(888) 350-9994

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ONDS	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $91,733,000. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 5, 2021, the registrant had 26,637,038 outstanding shares of common stock, $0.0001 par value.

ONDAS HOLDINGS INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations. “Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. A summary of some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements, including forward-looking statements contained in this Annual Report on Form 10-K, is provided below under “Risk Factor Summary.” These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K and our other filings with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments, or other strategic transactions we may make. You should not place undue reliance on our forward-looking statements.

Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to update or revise any forward-looking statements whether as a result of new information, future developments or otherwise, except as required by law.

ii

Risk Factor Summary

We are subject to various risks that could have a material adverse impact on our financial position, results of operations or cash flows. The following is a summary of the principal factors that make investing in our securities risky and may cause our actual results to differ materially from forward-looking statements included in this Annual Report on Form 10-K. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows and should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Risk Factors” in Part I, Item 1A. in this report:

●	We have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability.

●	The adoption of the IEEE 802.16s wireless broadband standard by customers in our target critical infrastructure sectors is uncertain.

●	Our growth depends in part on the success of our strategic partnerships with third parties such as Siemens Mobility as well as on our ability to establish a broad range of additional ecosystem relationships with leading global industrial vendors.

●	While we have historically worked with electrical utilities, we are currently expanding into new vertical end markets such as water utilities, oil and gas and transportation, in which we have limited prior operating history. Failure to establish ourselves in these new markets can have a material adverse effect on our business prospects.

●	Failure to manage our planned growth could place a significant strain on our resources.

●	If we fail to retain our existing customers or do not acquire new customers in a cost-effective manner, our revenue may decrease and our business, financial condition or results of operations may be harmed.

●	Any outbreak or worsening of an outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations, financial condition and results of operations.

●	We have significant dependence on a small number of customers, and the loss of such customers or a decrease in business conducted with such customers could materially harm our business, financial condition or results of operations.

●	Our products are subject to a lengthy sales cycle and our customers may cancel or change their product plans after we have expended substantial time and resources in the design of their products.

●	If our products do not interoperate with our customers’ other systems, the purchase or deployment of our products and services may be delayed or cancelled.

●	Our ability to protect our intellectual property and proprietary technology is uncertain.

●	We will need to generate significant sales to achieve profitable operations.

●	We identified a material weakness in our internal control over financial reporting. If we are not able to remediate the material weakness and otherwise maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our Common Stock could be adversely affected.

●	We have limited trading activity and a result, the price of our common stock might fluctuate significantly and you could lose all or part of your investment.

●	Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

iii

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

Ondas Networks provides wireless connectivity solutions enabling mission-critical Industrial Internet applications and services. We refer to these applications as the Mission-Critical Internet of Things (“MC-IoT”). The Company’s wireless networking products are applicable to a wide range of MC-IoT applications, which are most often located at the very edge of large industrial networks. These applications require secure, real time connectivity with the ability to process large amounts of data at the edge of large industrial networks. Such applications are required in all of the major critical infrastructure markets, including rail, electric grids, drones, oil and gas, and public safety and government, where secure, reliable and fast operational decisions are required in order to improve efficiency and ensure a high degree of safety and security. We design, develop, manufacture, sell and support FullMAX, our patented, Software Defined Radio (“SDR”) platform for secure, licensed, private, wide-area broadband networks. Our customers install FullMAX systems in order to upgrade and expand their legacy wide-area network (“WAN”) infrastructure. Our MC-IoT intellectual property has been adopted by the Institute of Electrical and Electronics Engineers (“IEEE”), the leading worldwide standards body in data networking protocols, and forms the core of the IEEE 802.16s standard. Because standards-based communications solutions are preferred by our mission-critical customers and ecosystem partners, Ondas has taken a leadership position in IEEE as it relates to wireless networking for industrial markets. As such, management believes this standards-based approach supports the adoption of the Company’s technology across a burgeoning ecosystem of partners and end markets.

Our FullMAX SDR platform is an important and timely upgrade solution for privately-owned and operated wireless WANs, leveraging Internet Protocol-based communications to provide more reliability and data capacity for our mission-critical infrastructure customers. Critical infrastructure markets throughout the globe have reached an inflection point where legacy serial and analog based protocols and network transport systems no longer meet industry needs. In addition to offering enhanced data throughput, FullMAX is an intelligent networking platform enabling the adoption of sophisticated operating systems and equipment supporting next-generation MC-IoT applications over wide field areas. These new MC-IoT applications and related equipment require more processing power at the edge of large industrial networks and the efficient utilization of network capacity and scarce bandwidth resources which can be supported by the “Fog-computing” capability integrated in our end-to-end network platform. Fog-computing utilizes management software to enable edge compute processing and data and application prioritization in the field enabling our customers more reliable, real-time operating control of these new, intelligent MC-IoT equipment and applications at the edge.

We sell our products and services globally through a direct sales force and value-added sales partners to critical infrastructure providers including major rail operators, commercial and industrial drone operators, electric and gas utilities, water and wastewater utilities, oil and gas producers and pipeline operators, and for other critical infrastructure applications in areas such as homeland security and defense, and transportation. We continue to develop our value-added reseller relationships which today include a major strategic partnership with Siemens Mobility for the development of new types of wireless connectivity for the North American Rail. In addition, Ondas and JVCKenwood, a global supplier of Land Mobile Radio (LMR) systems, have jointly responded to a request from the rail industry for the design and delivery of a next generation data and voice platform.  We believe our Siemens’ partnership and our joint effort with JVCKenwood are indicative of the potential for additional Tier 1 partnerships in our other vertical markets including securing reseller relationships with major suppliers to the worldwide government and homeland security markets. These partnerships are being driven by the flexibility of our FullMAX software to support legacy industrial protocols (e.g. Push to Talk Voice, Dial-up Serial Data Communications, and Advanced Train Control System – ATCS) while simultaneously operating our state of the art MC-IoT protocols. This dual and multi-mode software capability provides major industrial customers with a seamless migration path to advanced internet-protocol-based networks. Over time, these legacy functions, like Push to Talk Voice and ATCS, are transformed into just several of many new data applications we can support.

Background

The Internet of Things (“IoT”) is transforming the way businesses and industries function with a massive shift from on-premise locally executed software to cloud computing. IoT is applicable across all global consumer, enterprise, industrial and government markets. By storing and processing data using cloud technology, there is now an ability to access, analyze and utilize vast amounts of information and liberate operators from accessing data in limited amounts. Cloud computing has enabled the access of additional features on IoT devices such as smartphones, computers and laptops without the need for investing in additional computing power or memory.

However, specific areas of IoT, particularly the mission-critical industrial markets, have additional requirements when compared to enterprise and consumer markets. With industrial markets, the bulk of the critical assets are dispersed over vast field area operations and varying geographical locations. This wide dispersion of assets shifts the emphasis from the centralized private Cloud to the network edge and Fog which requires reliance on edge computing and the processing of data in the field, closer to the source of the data generation. The primary benefit of Fog networks is to enable the execution of mission-critical functions and manage and operate intelligent field equipment and systems many of which require real-time decision-making. Edge computing is required for low-latency applications where real-time performance is critical for safety and efficient systems performance. In addition, processing data closer to the source improves reliability and offers security benefits. The Fog and edge computing advantages enabled by our FullMAX technology are now driving the adoption of our connectivity solutions by some of the largest industrial companies worldwide including the major North American freight rail operators.

In a MC-IoT wide-area network, a Fog-computing architecture requires an intelligent communications system able to manage all network resources, including edge remotes, smart equipment and machinery and other network elements such as sensor networks. Importantly, advanced MC-IoT applications require highly reliable network performance over the air with customized Quality of Service (“QoS”) standards which are not available in legacy narrowband wireless networks. The intelligent communications system is coordinated via base stations which contain network management software algorithms designed to control critical operations and distribute bandwidth across multiple edge computing applications required by customers. The Fog-computing environment can be further enhanced by high-power edge remote radios with embedded computing power and software providing the ability to host MC-IoT software applications or to reliably interface with intelligent equipment and sensor networks deployed across the field of operations. The interplay between base stations and remote edge radios requires a robust software communications layer to ensure that network performance and operating data is properly communicated to the corporate cloud located in the network operations center.

For example, the North American freight rail operators are seeking to deploy new, on-locomotive and wayside MC-IoT technologies along the track in order to reliably enhance safety and improve efficiency and profitability of train operations. These rail operators currently operate antiquated legacy communications systems utilizing serial based narrowband wireless technologies for voice and data communications. These legacy wireless networks have limited data capacity and are unable to support the adoption of new, intelligent train control and management systems. In addition to data capacity challenges, rail operators need to reliably cover the vast and often remotely located rail track and related infrastructure which extends nationwide over 140,000 miles. The rail operators require a next-generation, robust broadband system with significantly increased data throughput capacity and Fog networking capability. A transition to integrated Fog-computing communications wireless systems will enable the rail operators to drive more intelligence to the edge of their operating environments enabling real time automation and better operator control of many critical operating systems related to train control, crossing safety, train and track integrity and drone operations. This upgrade cycle is being driven by a recent key event which occurred in May 2020 in which the Class 1 rail systems in the U.S. were awarded new nationwide “greenfield” wideband radio spectrum by the Federal Communications Committee (“FCC”). As part of the award, the rail operators are required, over the next three years, to vacate a series of legacy narrowband channels. The completion of this multiyear negotiation between the FCC and other licensed users is projected to generate a major network upgrade cycle for the rail industry.

There are many other mission-critical industries across the globe operating private networks that are similarly constrained by their legacy narrowband wireless communications systems. The lack of bandwidth, appropriate software and integrated edge computing and Fog capability are a bottleneck for the adoption of next-generation MC-IoT applications and intelligent equipment that can serve to create more efficient, profitable, and safer operations. This can be seen in Land Mobile Radio (“LMR”) markets where legacy critical voice networks lack increasingly valuable data capacity and next generation networks such as FullMAX can provide voice over IP as a data application. Similarly, the adoption of smart grid technologies by electric utilities, well pump automation systems by oil producers and new navigation systems for commercial and industrial drones require new, robust wireless network platforms such as FullMAX that can also offer the capability of Fog-computing architectures.

COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified in Wuhan, China, and has subsequently spread to other regions of the world, and has resulted in increased travel restrictions, business disruptions and emergency quarantine measures across the world including the United States.

The Company’s business, financial condition and results of operations were impacted from the COVID-19 pandemic for the year ended December 31, 2020 as follows:

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

In the first quarter of 2020, we reduced our business activity to critical operations only, and furloughed 80% of our workforce. Per orders issued by the Health Officer of the County of Santa Clara, our corporate offices and facilities were closed, except for functions related to the support of remote workers and product support related to the essential transportation sector. On May 13, 2020, we reopened our corporate offices and headquarters and as of December 31, 2020 we have no employees remaining on furlough. Of the 18 employees previously furloughed, 14 are currently employed by us.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the Coronavirus outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company applied for, and received, funds under the Paycheck Protection Program in the amount of $666,091. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support operations of the Company. This certification further requires the Company to consider its current business activity and ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan related to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. The Company is in discussion with the lender regarding the forgiveness of the loan, however no determination has been made at the time of the filing of this Form 10-K.

The Company expects its business, financial condition and results of operations will be impacted from the COVID-19 pandemic during 2021, primarily due to the slowdown of customer activity during 2020 and 2021. Further, the COVID-19 pandemic is ongoing and remains an unknown risk for the foreseeable future. The extent to which the coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus. As a result, the Company is unable to reasonably estimate the full extent of the impact from the COVID-19 pandemic on its future business, financial condition and results of operations. In addition, if the Company were to experience any new impact to its operations or incur additional unanticipated costs and expenses as a result of the COVID-19 pandemic, such operational delays and unanticipated costs and expenses there could be a further adverse impact on the Company’s business, financial condition and results of operations during 2021.

Although COVID-19 has had an immediate near-term impact on our business operations, we also believe the one outcome of the pandemic will be to reinforce the need for more reliable private commercial and industrial communications. This can be seen specifically in the need for new Unmanned Aerial Systems (“UAS”) solutions including the safe command and control of drones as remote delivery method. In a recent filling at the FCC, the Drone Responders Public Safety Alliance stated, (the) “current COVID-19 pandemic only emphasizes this need, as remote methods of commercial delivery will only become more essential to serve the public good. In light of the current COVID-19 crisis, UAS have the potential to deliver payloads of medical equipment and supplies.”

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

In executing our go-to-market strategy, we intend to monetize our software-based intellectual property and grow revenue and cash flow with embedded FullMAX software sales, Software-as-a-Service (“SaaS”) arrangements, IP royalties based on Ondas software and through additional services provided to customers and ecosystem partners. Customers deploy our connectivity and Fog-computing platform in private networks that designed for lifetimes of 10 – 15 years or even longer. Our FullMAX platform is software-defined and offers customers flexibility to expand capacity and evolve network utilization. Similarly, our ecosystem partners often integrate our FullMAX software and wireless capability into their own equipment and systems which their customers purchase and deploy are also designed for long lifetimes. As such, we believe our software solutions provide ongoing revenue opportunities and sales models both related to both connectivity value and edge computing capability. Customers and ecosystem partners will require ongoing FullMAX system and security enhancements and for us to design additional features which create opportunities for additional, recurring revenue and profit streams. Our monetization strategies include:

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

The Siemens Partnership

In April 2020, we entered into a strategic partnership with Siemens Mobility, a separately managed company of Siemens AG (“Siemens”), to jointly develop wireless communications products for the North American Rail Industry based on Siemens’ Advanced Train Control System (“ATCS”) protocol and our MC-IoT platform. These dual-mode ATCS/MC-IoT radio systems will support Siemens’ extensive installed base of ATCS radios as well as offer Siemens’ customers the ability to support a host of new advanced rail applications utilizing our MC-IoT wireless system. These new applications, including Advanced Grade Crossing Activation and Monitoring, Wayside Inspection, Railcar Monitoring and support for next generation signaling and train control systems, are designed to increase railroad productivity, reduce costs and improve safety. The new ATCS-compatible products will be introduced in two phases, including a field-selectable ATCS or MC-IoT remote radio and a related MC-I0T base station, both which will be available by the end of the first quarter of 2021 available in the first quarter of 2021. Furthermore, Siemens has begun to market and sell Siemens-branded MC-IoT wireless systems based on our technology platforms.

The North American Rail Network is vast in scale, consisting of 140,000 miles of track, 25,000 locomotives, and 1.6 million railcars. Within this large footprint, we believe there are 200,000 highway crossings, with at least 65,000 of the crossings equipped with electronic systems today, a number which is expected to increase in the coming years. A significant portion of the communications infrastructure has been in operation for more than 20 years and now requires a technological upgrade to support new applications and increased capacity requirements. Our MC-IoT platform offers an excellent migration path for these applications. The Class I Railroads value the ability of the Ondas’ frequency-agnostic SDR architecture to enable a substantial capacity increase utilizing the railroad’s existing wireless infrastructure and dedicated FCC licensed radio frequencies, as well as the flexibility to adapt to and take advantage of future changes in spectrum availability.

We believe the Siemens partnership validates our wireless connectivity solutions and will accelerate the adoption of our wireless technology in the North American Class I Railroad market. We believe Siemens has both the sales and marketing reach and support to drive our technology to wide scale acceptance. Siemens also brings Ondas access to the North American transit market where our technology has broad potential. In addition to our strategic partnership with Siemens Mobility, we expect to establish additional formal sales and marketing partnerships and OEM relationships with other leading Tier 1 vendors of industrial equipment in 2021.

The Market for Our Products

Our FullMAX system of Software Defined Radios, base stations, fixed and mobile edge radios and supporting technology is designed to enable highly secure and reliable Industrial-grade connectivity for truly mission-critical applications. We offer a range of products with different options for narrowband and broadband applications. Our SDR platforms offer unmatched flexibility with respect to the radio frequencies in which they operate (ranging from 70 MHz to 6 GHz) and channel size configurations (ranging from 12.5 kHz to 10 MHz).

The global end markets for our MC-IoT solutions are established, large, and we believe, poised to grow rapidly given the key role connectivity will play in next generation IoT-type applications. Firms like Cisco Systems, Inc. and Gartner, Inc. say that there are billions of connected IoT devices installed throughout the economy; many of which are deployed for industrial applications. Dell’Oro Group, Inc. estimates that Wide Area IoT spending, including low power WAN deployments with which we compete, will reach $33.0 billion for carriers and infrastructure vendors by 2022, growing approximately 2.5Xs from 2017. In many of our industrial end markets, we believe the adoption of low-cost edge computing and increased penetration of “smart machinery” is driving demand for next-generation networks for IoT applications such as those powered by FullMAX. Demand for edge computing solutions is growing rapidly and adopting edge computing applications can help our customers run their businesses more efficiently, profitably, and safely. According to MarketsandMarkets the market for global edge computing solutions is expected to grow over 34% per year from $3.6 billion in 2020 to $15.7 billion by 2025. Ondas is leveraging its industry expertise and FullMAX connectivity and Fog-computing platform to develop an enhanced range of products to capitalize on this expanding opportunity with the goal of becoming the leading supplier of private industrial networks.

According to research firm MarketsandMarkets, worldwide spending on communications by the electric utility sector is estimated to grow over 15% per year and is expected to reach $15.4 billion annually by 2021. This growth is being driven by distributed and renewable power generation projects and regulatory requirements for secure and reliable power generation and distribution as the industry deals with aging infrastructure. Market forecasts for oil and gas producers, water and wastewater utilities, homeland security, transportation and other critical infrastructure segments are similarly large. According to Market Reports World, the global LMR market is expected to reach $32.2 billion by 2027. In oil and gas, MarketsandMarkets forecasts that spending on oilfield communications will reach $4.5 billion by 2022, which would represent an annual growth of 7.9% from today. In addition, the U.S. Railroad sector is expected to spend over $10.0 billion in aggregate by 2020 to fully implement Positive Train Control (“PTC”) safety functions as required by Federal regulations according to the American Association of Railroads. We estimate the addressable market for our FullMAX solution with the North American Class 1 Railroads is over $1.5 billion. Our innovative, standards-based FullMAX system offers Unmanned Aircraft Systems (“UAS”) operators and users a high-performing, cost-effective solution for reliable command and control of drones. The end market opportunity for UAS network solutions is large and rapidly growing. According to analysts at Barclays Capital, spending on commercial drones will rise more than 10-fold over five years from $4 billion to nearly $43 billion in 2024. The U.S. Federal Aviation Administration (“FAA”) raised its forecast in 2019 and now expects over 450,000 commercial drones flying in the U.S. by 2022, a four-fold increase from 2017. Improvements in drone navigation capability allowing for the safe command and control of industrial UAS beyond visual line of sight (“BVLOS”) will be a key enabler driving the growth of the UAS market. Industrial UAS applications offer significant value to our core critical infrastructure markets and the economy at large, which supports the growth outlook for this market. In addition to broad use by government agencies and agriculture markets, utilities, railroads, and oil and gas industries are actively evaluating, or are in the process of incorporating, the extensive use of drones into their business operations. These critical infrastructure sectors can realize substantial savings and improved reliability in operations from deploying drones to monitor and inspect their remote infrastructure and assets.

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

Our FullMAX Software Defined Radio platform:

●	offers a dedicated private network for industrial applications which safeguards critical assets and information and protects against cyberattacks;

●	has frequency agility with the capability to operate in any frequency between 70 MHz and 6 GHz;

●	may be deployed in a wide variety of narrow and broadband channel sizes and can aggregate non-contiguous channels; and

●	implements standard and enhanced versions of the IEEE 802.16 protocol, the new 802.16s amendment, and the planned 802.16t enhancements.

FullMAX System: FullMAX base stations and edge radios are deployed by our customers to create wide-area wireless communication networks. A FullMAX network provides end-to-end IP connectivity, allowing critical infrastructure providers to extend their secure corporate networks into the far reaches of their service territories. A FullMAX network also provides more data capacity allowing our customers to transition legacy applications such as critical Push-to-Talk Voice operating in legacy LMR networks to Voice over IP data networks which provide network capacity for other data requirements alongside voice. We refer to these networks as Land Mobile Data Radio (LMDR) systems.

FullMAX radios can operate at high transmit power (up to 100 watts) at both the base station and edge remote sites providing fixed and mobile data connectivity up to 30 miles from the tower site. This results in up to 2,800 square miles of coverage from a single FullMAX tower compared with the 28 square miles typically supported by other 4G technologies and three-square miles by 5G technologies. This dramatically reduces the infrastructure cost of building and operating a private Fog network. For example, to cover a territory of over 10,000 square miles may require only four FullMAX towers compared with more than 350 typical 4G towers, depending on the topography of the region.

Figure 1

Figure 2

We also provide a variety of services associated with the sale of our FullMAX products including network design, RF planning, product training and spectrum consulting. We provide customers with technical support, extended hardware warranties, and software.

TARGET MARKETS AND APPLICATIONS

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

We believe that the current standard and its evolution have been instrumental in broadening the appeal of our FullMAX platform globally across all critical infrastructure markets. Since the publishing of IEEE 802.16s in November 2017, there has been a significant increase in interest from customers in end markets including oil and gas, water and wastewater, transportation, aviation and homeland security, as well as for the command and control of industrial drones. We believe we are currently the only supplier able to offer IEEE 802.16s compliant systems and are actively working with customers and industry partners to help develop and support a multi-vendor MC-IoT industry ecosystem for this standard.

Our FullMAX system of wireless base stations, fixed and mobile remote radios and supporting technology is designed to enable highly secure and reliable industrial-grade connectivity for truly mission-critical applications. The target customers for our products operate in critical infrastructure sectors of the global economy. Private wireless networks are typically the preferred choice of these large industrial customers with business operations spanning large field areas. Private networks provide enhanced protection against cyber terrorism, as well as natural and man-made disasters, and the ability for the operator to maintain and control their desired quality of service. Our IEEE 802.16s compliant equipment is designed to optimize performance of unused or underutilized low frequency licensed radio spectrum and narrower channels. A FullMAX wireless network is significantly less expensive to build compared to traditional LTE and 5G networks given its ability to optimize the performance of lower cost radio spectrum (non-traditional LTE and 5G bands) and provide much greater coverage and capacity. In many of our industrial end markets, the adoption of low-cost edge computing and increased penetration of “smart machinery” and sensors is driving demand for higher bandwidth, next-generation networks for IoT applications such as those powered by FullMAX.

Effective April 24, 2020, we entered into a strategic partnership with Siemens Mobility, Inc., a separately managed company of Siemens AG (“Siemens”), to jointly develop wireless communications products for the North American Rail Industry by integrating Siemens’ Advanced Train Control System (“ATCS”) protocol with our MC-IoT platform to create (i) a dual-mode 900 MHz over-the-air ATCS compatible, MC-IoT capable base station radio and (ii) a dual-purpose 900 MHz, over-the-air ATCS compatible, MC-IoT capable wayside ratio. These dual-mode ATCS/MC-IoT radio systems will support Siemens’ extensive installed base of ATCS radios and offer Siemens’ customers the ability to support a host of new advanced rail applications utilizing Ondas’ MC-IoT wireless system. These new applications, including Advanced Grade Crossing Activation and Monitoring, Wayside Inspection, Railcar Monitoring and support for next generation signaling and train control systems, are designed to increase railroad productivity, reduce costs and improve safety. The new ATCS-compatible products will be introduced in two phases, including a field-selectable ATCS or MC-IoT remote radio and a related MC-IOT base station, both of which will be available by the end of the first quarter of 2021. Siemens began to market and sell Siemens-branded MC-IoT wireless systems based on our technology platforms to the North American Rail industry in the second quarter 2020.

Our FullMAX platform has been selected by Aura Network Systems (“Aura”) to be the connectivity backbone for the deployment of a nationwide wireless network for operators of UAS. Our technology was selected for its unique capabilities to operate with very high reliability and high throughput using narrowband licensed VHF frequencies. Our technology solves the need for robust command and control functionality which is required by the FAA to operate commercial, industrial and governmental drones beyond visual line of site (BVLOS). The network, once fully deployed, will be capable of supporting the simultaneous operation of tens of thousands of drones throughout US Airspace. We are currently working with Aura and expect to engage multiple Tier 1 ecosystem partners to fully commercialize the network. Organizations that have publicly announced their support for Aura’s network include Aerospace Industries Association (AIA) AeroVironment, Inc., AiRXOS Inc. (GE Aviation), the Commercial Drone Alliance, Crown Castle International Corp., the Edison Electric Institute, General Atomics Aeronautical Systems, Inc., the National Public Safety Telecommunications Council (NPSTC) and Xcel Energy Services Inc.

Our FullMAX platform also addresses the increasing need for data capability in the private Land Mobile Radio (LMR) push-to-talk mission critical voice markets. Land mobile radio refers to the two-way mobile and handheld radio-based systems with the ability to offer seamless communication to field personnel working across industrial and governmental sectors. LMR systems have traditionally offered very limited data capacity (9.6 kbps) alongside voice-centric services. Our FullMAX platform offers the unique ability to utilize narrow and non-adjacent channels in traditional LMR radio spectrum bands with 300x or greater capacity creating a Land Mobile Data Radio (LMDR) platform. Our LMDR network platform simultaneously supports legacy voice services alongside the growing demand for data services. This advancement allows customers to deploy our FullMAX data platform where push-to-talk, critical voice services are provided as one of multiple data applications running on the network. LMR markets are seeing a growing demand for remote monitoring and control capabilities driven by the need for efficiencies (e.g., rail sensor bed networks) and new sensor-based networks to monitor climate conditions. We see the need to upgrade these networks across all industries and government users worldwide.

In addition to selling our FullMAX solutions for dedicated private wide area networks, we offer private mission-critical wireless services to industrial and governmental customers in select regions of the United States. In June 2019, we acquired 2 MHz of licensed spectrum in the 700 MHz band including the State of Alaska and four strategic industrial counties bordering the Gulf of Mexico.  These counties are gateways into the Gulf of Mexico for the industrial transport of goods (e.g., Liquid Natural Gas) and include the ports of Cameron Parish Port in Louisiana and Port Arthur and Port Lavaca in Texas.

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

Customer Activity

We launched a business expansion plan in 2018 to leverage our world-class, standards based FullMAX platform and penetrate the large, fast-growing critical infrastructure end markets we target. We grew our dedicated sales resources to broaden our marketing efforts beyond the electric utility sector, which had historically been our primary end market. Since the second half of 2018, we have significantly increased customer engagement in the transportation, security, LMR and UAS end markets and our qualified pipeline has grown. A potential customer is included in our qualified pipeline after the potential customer expresses interest in our products and we have confirmed that the potential customer has an application for which our FullMAX platform would be well-suited.

We have multiple, ongoing testing and pilot programs with BNSF (Burlington Northern Santa Fe Railway) and CSX Corporation, two North American Class I freight railroad operators in addition to lab testing with other rail operators. There are seven Class I freight railroad operators in North America, all of which run multiple, frequency-specific networks for different applications. Our FullMAX platform has the flexibility to operate in all these frequency bands and will allow these customers the opportunity to better utilize their radio spectrum and add more high-value, data-intensive applications to their operations. Our initial field work with these rail customers has been for applications related to train control systems in the 900 MHz frequency band where the FCC has recently awarded our railroad customers new radio spectrum in connection with the Anterix 900 Report and Order. We are working with Siemens to introduce our FullMAX platform and intelligent Fog-computing capability in the form of a shared network to the Class 1 railroads in the 900 MHz frequency band. We expect multiple rail customers to participate in extensive lab and field work in connection with the planning for a commercial rollout beginning in 2021. We expect a 900 MHz network upgrade cycle across all Class I railroad systems over the next few years in order to comply with FCC license requirements and meet business needs related to safety and profitability.

We are also currently lab testing with rail customers in the 160 MHz land mobile radio (LMR) network, which is where the Class I railroads run their legacy critical voice LMR applications. We believe the rails are exploring options to upgrade their legacy 160 MHz network to better utilize the frequency band and add additional network capacity for new data requirements related to MC-IoT applications. The Class 1 railroads would like this next-generation 160 MHz network to offer critical voice over IP in addition to carrying new data traffic. We believe our FullMAX platform meets these new, next-generation network requirements for a Land Mobile Data Radio (LMDR) system. We are also jointly developing with Siemens an on-locomotive wireless system with FullMAX embedded in Siemens Head-of-Train (“HOT”) on-train systems. The HOT wireless system will utilize the Class 1 railroads existing 450 MHz band for on-train telemetry data applications. Siemens will have worldwide marketing rights to this HOT product with our embedded FullMAX technology. Our activity with the freight railroads has led to similar network opportunities amongst Class II railroad operators. We expect large commercial-scale orders from Class I railroads in 2021.

We entered the aviation services market in late 2019 when we received a purchase order for base stations and remote radios from Aura, who plans to deploy a nationwide network for the command and control of commercial drones. We completed the fulfillment of that purchase order in July 2020 and Aura has completed the initial nationwide deployment to satisfy FCC license requirements. We are now working closely with Aura and ecosystem partners to fully commercialize an end-to-end system designed to develop an FAA-compliant industrial UAS navigation system. We received a purchase order for the next phase of commercialization in March 2021 and expect additional purchase orders in 2021 for development work related to system commercialization, testing equipment and demonstrations networks related to Aura servicing their end user customers.

We continue to target sales pipeline opportunities with large electric utility and oil and gas customers in order to secure significant reference customers in these important end markets. We continued to support customers in the government security sector, including through deployment of a network supporting a mobile maritime border security installation in the Caribbean for Israel Aerospace Industries (IAI), a leading Israeli defense systems supplier. This radar-based security and intruder detection installation, integrated with a FullMAX network, can be replicated by sovereign nations globally.

In addition to selling our FullMAX solutions for dedicated private wide area networks, we intend to offer mission-critical wireless services to industrial customers and governmental users in the form of a Managed Private Network in Alaska and four strategic industrial counties bordering the Gulf of Mexico.  We are now offering mission-critical wireless connectivity and secured initial customers in these regions. In Alaska, we established mission-critical wireless service covering Anchorage and Fairbanks North Star, Alaska’s two most populated boroughs with more than half the State’s approximate 740,000 population. In the Gulf of Mexico region, we established service and coverage in coastal counties including Cameron Parish in Louisiana, and Victoria, Calhoun and Jefferson Counties in Texas.

In December 2018, we established a China-based subsidiary located in Chengdu, to market our products in China by targeting critical infrastructure industries. We explored the establishment of supply chain management and manufacturing operations for both local customers and for export. We expected to secure lower component costs via the further development of our supply chain in Asia for high volume production and planned to develop internal capabilities for product assembly and testing. However, in the fourth quarter of 2019, we revised our business strategy and withdrew our direct marketing and manufacturing efforts in China after determining that our customers, in particular those customers operating in the U.S., including electric utility and rail sectors, strongly preferred that our products be manufactured outside of China. Consequently, we have dissolved our China-affiliated subsidiary.

FullMAX Network Architecture

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

We provide remote support to our customers including radio configuration assistance, hardware and software troubleshooting, software updates and software enhancements. The original purchase price of all FullMAX radios includes a one-year hardware warranty and software maintenance plan. After one year, the customer may enter into an Annual Support Agreement with us in order to continue their hardware warranty and software maintenance.

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

We believe FullMAX is one of the most flexible SDRs for private WANs on the market today. It can be viewed in contrast to most other commercial wireless technologies (e.g., LTE, Wi-Fi, etc.) which are based on dedicated communications chipsets with very limited flexibility. We have purposely designed the technology with a wide range of flexibility given the current and evolving requirements of industrial field area data networks. Specifically, we capable of accommodate legacy protocols that predate Internet Protocol (IP) and Ethernet while also supporting some of the most advanced protocols in the world including multiprotocol label switching (MPLS). This flexibility offers industrial and governmental a smooth migration path to our advanced technology. Our flexible hardware and software radio architecture ensures we can support the entire range of protocols as our customers evolve their networks and applications.

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

Our FullMAX technology is a single-tier (Tier 1) point-to-multi-point broadband wireless system. Our FullMAX platform is available via: (1) our Venus Base Station and Remote Radio hardware platform with transmit power up to four watts; (2) our Mars Base Station hardware platform with enhanced processing power and up to 100 watts of transmit power and (3) our Mercury Remote hardware platform for ubiquitous low cost, wide area sensor based networks and for Unmanned Aircraft Systems (UAS).

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

Our research and development team works closely with our customer support team and incorporates feedback from our customers into our product development plans to improve our products and address emerging market requirements.

Our research and development expenses were approximately $3,587,000 and approximately $5,416,000 for the years ended December 31, 2020 and 2019, respectively.

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

Dependence on a Single Customer

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue. During the year ended December 31, 2020, two customers accounted for approximately $1,012,000 and $1,005,000 of our revenue, or approximately 47% and 46%, respectively. During the year ended December 31, 2019, three customers accounted for approximately $144,000, $115,000 and $56,000 of our revenue, or approximately 45%, 36% and 18%, respectively.

Competition

We compete with alternatives to wireless technology, public cellular data networks and private wireless networking products from other manufactures. We believe that each of these competing solutions has core weaknesses when compared to FullMAX, as described below.

Non-wireless technologies:

●	Leased Phone Lines – Analog lines are being retired by the phone companies and are not being replaced by new digital lines, especially where the grid assets are located.

●	Power Line Carrier – The transmit speeds supported by this technology are typically too low to meet the data rates of new applications. Furthermore, the service may not be available if there is an interruption in the grid (e.g. downed power lines); often the situation when communication is mission critical.

●	Private Fiber – Fiber is a point-to-point technology which has many points of failure (e.g. accidental or malicious fiber cuts) and security vulnerabilities (e.g. tapping). Underground fiber is cost prohibitive in most cases and above ground is susceptible to the same failures as downed power lines.

Alternate technologies:

●	Satellite Technologies — These technologies provide good coverage, but throughput is limited and latency is too high to support mission-critical applications for our customers. These technologies can be very costly as compared to our products and systems.

●	Low-Power Wide Area Networks (LP-WANs) — LP-WAN solutions such as LoRa, Sigfox and NB-IoT are architected with lower power, the purpose of which is to make these typically sensor-based networks lower-cost solutions. The low powered equipment means these systems have lower throughput and higher latency and are not reliable for mission-critical applications that require both monitoring and control functions.

Public cellular data networks:

●	Public networks are vulnerable to cyber security attacks from anywhere in the world including denial of service attacks; private networks can operate independent of the public internet. Based on current and planned FAA rules, UAVs will be off-net without public Internet access.

●	Public networks are susceptible to prolonged outages during man-made and natural disasters (e.g. 9/11, Hurricane Sandy, etc.), exactly when utilities and mission critical entities require the greatest reliability.

●	Public networks are typically designed for population coverage rather than the geographic areas required by critical infrastructure providers, which often include remote locations.

●	Public networks are by definition oversubscribed, shared networks without the necessary prioritization service to support mission critical applications.

●	Public networks typically use shared infrastructure including tower sites and long-haul fiber connections resulting in vulnerabilities at many points.

●	Public networks are designed to support high capacity downloading and streaming applications with limited upload bandwidth available. Utilities typically require the reverse traffic flow, often uploading data from a large number of remote locations.

Other private wireless products:

●	Unlicensed Point to Multipoint Wireless (e.g. Wi-Fi) — This equipment is very inexpensive to purchase but is subject to interference, has many security vulnerabilities, uses a contention-based protocol and transmits only over short range. Deploying Wi-Fi over wide areas is cost prohibitive.

●	Private Licensed Narrowband Wireless Radios — These networks can provide good coverage and range but are typically too slow and lack sufficient bandwidth to support new applications and the increased number of data connections required.

Governmental Regulations

Our operations are subject to various federal, state and local laws and regulations including:

●	authorization from the Federal Communications Commission (FCC) for operation in various licensed frequency bands,

●	FAA regulations unique to the navigation of commercial or industrial drones,

●	customers’ licenses from the FCC,

●	licensing, permitting and inspection requirements applicable to contractors, electricians and engineers,

●	regulations relating to worker safety and environmental protection,

●	permitting and inspection requirements applicable to construction projects,

●	wage and hour regulations,

●	regulations relating to transportation of equipment and materials, including licensing and permitting requirements,

●	building and electrical codes; and

●	special bidding, procurement and other requirements on government projects.

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

Employees

As of March 8, 2021, we have 14 full-time employees and one part-time employee. Additionally, from time to time, we may hire temporary employees. We also utilize contractors to manufacture components, for certain research and development and for system deployment functions. None of our employees are covered by a collective bargaining agreement and we are unaware of any union organizing efforts. We have never experienced a major work stoppage, strike or dispute. We consider our relationship with our employees to be good.

Subsidiaries

We have one wholly owned operating subsidiary, Ondas Networks Inc., a Delaware corporation. Also, we have one wholly-owned subsidiary, FS Partners (Cayman) Limited, a Cayman Islands limited liability company, and one majority owned subsidiaries, Full Spectrum Holding Limited, a Cayman Islands limited liability company. Both FS Partners (Cayman) Limited and Full Spectrum Holding Limited were formed for the purpose of beginning operations in China. As described above, we revised our business strategy and are in the process of dissolving our China-affiliated subsidiaries. Once this process is complete, we will have only one wholly owned subsidiary, Ondas Networks Inc.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as section 16 reports on Form 3, 4, or 5, are available free of charge on our website at http://www.ondas.com as soon as it is reasonably practicable after they are filed or furnished with the SEC. Our Code of Business Conduct and the charters for the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee of our Board of Directors (“Board”) are also available on our website. The Code of Business Conduct and charters are also available in print to any shareholder upon request without charge. Requests for such documents should be directed to Eric Brock, Chief Executive Officer, at 61 Old South, #495, Nantucket, MA 02554. Our Internet website and the information contained on it or connected to it are not part of, or incorporated by, reference into this Form S-1. Our filings with the SEC are also available on the SEC’s website at http://www.sec.gov.

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

Since our inception, we have incurred significant net losses. As of December 31, 2020 and December 31, 2019, we had an accumulated deficit of approximately $65 million and $52 million, respectively. To date, we have financed our operations primarily through sales of our equity securities and debt financings.

We have never been profitable and do not expect to be profitable in the foreseeable future. We expect our expenses to increase significantly as we pursue our growth strategy. The extent of our future operating losses and the timing of profitability are highly uncertain, and we expect to continue incurring significant expenses and operating losses over the next several years. Any additional operating losses may have an adverse effect on our stockholders’ equity and the price of our common stock, and we cannot assure you that we will ever be able to achieve profitability.

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

The adoption of the IEEE 802.16s wireless broadband standard by customers in our target critical infrastructure sectors is uncertain.

The IEEE 802.16s wireless broadband standard was published in October 2017. In addition, we are currently the only manufacturer of IEEE 802.16s compliant equipment. The benefit of the standard to buyers of our equipment are greater when there exists a large, deep market in terms of the number of customers. A large market benefits from the scale provided such that many vendors can compete on service, price and quality of solution driving improved value for customers. If a large end market does not develop and customers do not see the related benefits from the standard, we may not be able to grow our business.

Our growth depends in part on the success of our strategic partnerships with third parties such as Siemens Mobility and Aura Network Systems, who are also customers, as well as on our ability to establish a broad range of additional ecosystem partner and customer relationships with leading global industrial vendors.

In order to grow our business, we depend on partnerships with market leading technology and industrial companies such as Siemens Mobility and Aura Network Systems who are also customers of Ondas in order to accelerate the adoption of our wireless technology. If we are unsuccessful in maintaining our partnership and customer relationships with third parties, including Siemens Mobility, or if our partnerships do not provide us the anticipated benefits, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. In addition, adoption of our FullMAX wireless platform requires us to establish additional ecosystem relationships with leading global industrial vendors and customers. Even if we are successful in executing these partnerships and integrating with additional ecosystem vendors, we cannot assure you that these partnerships and relationships will result in increased adoption of our technology or increased revenue.

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

If we fail to retain our existing customers or do not acquire new customers in a cost-effective manner, our revenue may decrease and our business, financial condition or results of operations may be harmed.

We believe that our success is dependent on our ability to continue identifying and anticipating the needs of our customers, to retain our existing customers and to add new customers. For example, we launched a business expansion plan in 2018 to leverage our FullMAX platform and penetrate the large, critical infrastructure end markets we target and grew our dedicated sales resources to broaden our marketing efforts into new industries and sectors. As a result, we have significantly increased customer engagement in the transportation, security and UAS end markets, and we expect that our qualified customer pipeline will increase in other strategic end markets. However, as we become larger through organic growth, the growth rates for customer engagement, project volume and average spend per customer may slow, even if we continue to add customers on an absolute basis. In addition, the costs associated with customer retention may be substantially lower than costs associated with the acquisition of new customers. Therefore, our failure to retain existing customers, even if such losses are offset by an increase in revenue resulting from the acquisition of new customers, could have an adverse effect on our business, financial condition or results of operations.

Additionally, while a key part of our business strategy is to add customers in our existing geographic markets, we may expand our operations into new geographic markets. In doing so, we may incur losses or otherwise fail to enter new markets successfully. Our expansion into new markets may place us in unfamiliar and competitive environments and involve various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years or at all.

Any outbreak or worsening of an outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations, financial condition and results of operations.

Any outbreak or worsening of an outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations, financial condition and results of operations. For example, in December 2019, a novel strain of coronavirus (“COVID-19”) was identified in Wuhan, China, and has subsequently spread to other regions of the world, and has resulted in increased travel restrictions, business disruptions and emergency quarantine measures across the world including the United States. The Company’s business, financial condition and results of operations were impacted from the COVID-19 pandemic during the year ended December 31, 2020 as follows:

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

In the first quarter of 2020, we reduced our business activity to critical operations only, and furloughed 80% of our workforce. Per orders issued by the Health Officer of the County of Santa Clara, our corporate offices and facilities were closed, except for functions related to the support of remote workers and product support related to the essential transportation sector. On May 13, 2020, we reopened our corporate office and facilities and as of December 31, 2020 we have no employees remaining on furlough. Of the 18 employees previously furloughed, 14 are currently employed by us.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the COVID-19 outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company applied for, and received, funds under the Paycheck Protection Program in the amount of $666,091. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support operations of the Company. The Company is in discussion with the lender regarding the forgiveness of the loan, however no determination has been made at the time of the filing of this Form 10-K.

The Company expects its business, financial condition and results of operations will be impacted from the COVID-19 pandemic during 2021, primarily due to the slowdown of customer activity during 2020 and 2021. Further, the COVID-19 pandemic is ongoing and remains an unknown risk for the foreseeable future. The extent to which the coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus. As a result, the Company is unable to reasonably estimate the full extent of the impact from the COVID-19 pandemic on its future business, financial condition and results of operations. In addition, if the Company were to experience any new impact to its operations or incur additional unanticipated costs and expenses as a result of the COVID-19 pandemic, such operational delays and unanticipated costs and expenses there could be a further adverse impact on the Company’s business, financial condition and results of operations during 2021.

We have significant dependence on a small number of customers, and the loss of such customers or a decrease in business conducted with such customers could materially harm our business, financial condition or results of operations.

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue. During the year ended December 31, 2020, two customers accounted for approximately $1,012,000 and $1,005,000 of our revenue, or approximately 47% and 46%, respectively. During the year ended December 31, 2019, three customers accounted for approximately $144,000, $115,000 and $56,000 of our revenue, or approximately 45%, 36% and 18%, respectively. The loss of either of these 2020 customers or a decrease in the business conducted with such customers could have a material adverse impact on our business, financial condition or results of operations.

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

Our future success will also depend on our ability to attract, retain and motivate highly skilled management, product development, operations, sales, technical and other personnel in the United States and abroad. Even in today’s economic climate, competition for these types of personnel is intense, particularly in the Silicon Valley. All of our employees, contractors and other service providers in the United States work for us on an at-will basis. Given the lengthy sales cycles with utilities and deployment periods of our networking platform and solutions, the loss of key personnel at any time could adversely affect our business, financial condition or results of operations.

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

Our marketing efforts depend significantly on our ability to call on our current and past customers to provide positive references to new, potential customers. A material portion of our current pipeline activity is concentrated in the transportation and aviation sectors. Given our limited number of customers, the loss or dissatisfaction of any customer could substantially harm our brand and reputation, inhibit the market acceptance of our products and services, and impair our ability to attract new customers and maintain existing customers. Further, as we expand into new vertical and geographic end markets, references from existing customers could be similarly important. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

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

The current generation of our radio hardware and software has only been developed in the last several years and is continuing to evolve. Deploying and operating our technology is a complex endeavor and, until recently, had been done primarily by a small number of customers and primarily in the electric utility industry. As the size, complexity and scope of our deployments grow we have been able to test product performance at a greater scale and in a variety of new geographic settings and environmental conditions. As the number, size and complexity of our deployments grow and we deploy FullMAX systems for new applications in new critical infrastructure industries, we may encounter unforeseen operational, technical and other challenges, some of which could cause significant delays, trigger contractual penalties, result in unanticipated expenses, and/or damage to our reputation, each of which could materially and adversely affect our business, financial condition and results of operations.

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

Our products and services and our utility customers are subject to federal, state, local and foreign laws and regulations. Laws and regulations applicable to us and our products govern, among other things, the manner in which our products communicate, and the environmental impact and electrical reliability of our products. Additionally, our critical infrastructure customers are often regulated by national, state and/or local bodies, including public utility commissions, the Department of Energy, the Federal Energy Regulatory Commission, the FCC, Federal Rail Association and other bodies. Prospective customers may be required to gain approval from any or all of these organizations prior to implementing our products and services, including specific permissions related to the cost recovery of these systems. Regulatory agencies may impose special requirements for implementation and operation of our products. We may incur material costs or liabilities in complying with government regulations applicable to us or our utility customers. In addition, potentially significant expenditures could be required in order to comply with evolving regulations and requirements that may be adopted or imposed on us or our utility customers in the future. Such costs could make our products less economical and could impact our utility customers’ willingness to adopt our products, which could materially and adversely affect our revenue, results of operations and financial condition.

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

Our products are designed to interface with our customers’ other systems, each of which may have different specifications and utilize multiple protocol standards and products from other vendors. Our products will be required to interoperate with many or all of these products as well as future products in order to meet our customers’ requirements. If we find errors in the existing software or defects in the hardware used in our customers’ systems, we may need to modify our products or services to fix or overcome these errors so that our products will interoperate with the existing software and hardware, which could be costly and negatively affect our business, financial condition, and results of operations. In addition, if our products and services do not interoperate with our customers’ systems, customers may seek to hold us liable, demand for our products could be adversely affected or orders for our products could be delayed or cancelled. This could hurt our operating results, damage our reputation or brand, and seriously harm our prospects, business, financial condition or results of operations.

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

If business growth falls short of expectations, we may need to obtain additional capital to fund our growth, operations, and obligations.

We may require additional capital to fund our growth, operations, and obligations if our growth plan falls short or takes more time then we anticipate. As our business has grown, we have managed periods of tight liquidity by accessing capital from our stockholders and their affiliates. Our capital requirements will depend on several factors, including:

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

In connection with this annual report for the year ended December 31, 2020, we identified a material weakness in our internal control over financial reporting related to lack of segregation of duties and accounting resources. Accordingly, our Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the consolidated financial statements, and other financial information included in this Form 10-K, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this Form 10-K.

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

Our common stock is listed on Nasdaq under the symbol “ONDS.” There can be no assurance that trading of our common stock on such market will be sustained. In the event that our common stock is not listed on Nasdaq or if we do not sustain such listing, our common stock could be quoted only on the OTC Markets. Under such circumstances, you may find it significantly more difficult to trade, or to obtain accurate quotations for our common stock and our common stock may become substantially less attractive to certain purchasers, such as financial institutions, hedge funds, and other similar investors.

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

●

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding a supplement to the auditor’s report providing additional information about the audit and the financial statements;

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in the aggregate, beneficially own approximately 32% of our outstanding common stock as of December 31, 2020, and as of the date of this filing. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

Some of these persons or entities may have interests different than yours. For example, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.

We may issue more shares to raise additional capital, which may result in substantial dilution.

Our Amended and Restated Articles of Incorporation authorize the issuance of a maximum of 116,666,667 shares of common stock. Any additional financings effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of common stock held by our then existing stockholders. In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may be higher or lower than the price per share in this offering, and investors purchasing shares or other securities in the future could have rights superior to purchases in this offering or other existing stockholders. Also, we have reserved 3,333,334 shares of common stock for issuance pursuant to future awards under the 2018 Equity Incentive Plan. The issuance of such additional shares of common stock, or securities convertible or exchangeable into common stock, may cause the price of our common stock to decline. Additionally, if all or a substantial portion of these shares are resold into the public markets then the trading price of our common stock may decline.

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

Of the 26,540,769 shares of our common stock issued and outstanding as of December 31, 2020, 8,736,339 shares are freely tradable without restriction by stockholders who are not our affiliates and 17,804,430 shares are “restricted securities” as defined in Rule 144. Also, approximately 8,000,000 restricted shares are subject to the terms of a lock up agreement entered into in connection with the Acquisition by each of the former Ondas stockholders, which lock up agreement was subsequently amended, under which these restricted shares cannot be sold until March 28, 2021.

In addition, we filed a registration statement on Form S-3, which was declared effective by the SEC on December 12, 2019, covering the resale of 2,894,862 shares of common stock and 1,447,431 shares of common stock underlying warrants held by selling stockholders (“Investor Warrants”) who participated in a private equity offering during the third and fourth quarter 2019. Pursuant to the registration statement on Form S-3, these selling stockholders may resell all or a portion of the 2,894,862 shares of common stock, and all or a portion of the 1,447,431 shares of common stock underlying the Investor Warrants after the Investor Warrants are exercised by the holders.

In addition, we filed a registration statement on Form S-8 registering the issuance of 3,333,334 shares of common stock reserved for issuance under our 2018 Equity Incentive Plan. Shares registered under this registration statement on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options and the restrictions of Rule 144 in the case of our affiliates.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters for Ondas Holdings is located at 61 Old South Road, #495, Nantucket, MA 02554.

Our offices and facilities for Ondas Networks are located at 165 Gibraltar Court in Sunnyvale, CA (the “Property”). On October 30, 2018, we entered into a sublease for the sublet of the Property, representing approximately 21,982 square feet. The sublease expired on February 28, 2021 and was extended to March 31, 2021 under the same terms which included a base rent of approximately $28,577 per month plus additional monthly fees to cover operating expenses, certain legal fees, and personal property taxes associated with the premises. Upon execution of the sublease, we delivered a security deposit to be held in trust equal to one month’s base rent, which was applied to the balance of our sublease obligation in March 2021. On January 22, 2021, we entered into a 24-month lease with the owner and landlord of the Property (the “2021 Lease”), wherein the base rate is $45,000 per month and including a security deposit in the amount of $90,000. The 2021 Lease is effective April 1, 2021.

Our offices and facilities for Ondas Networks were previously located at 687 N. Pastoria Avenue in Sunnyvale, California (the “North Pastoria Lease”). On November 11, 2013, we entered into a three-year lease agreement for approximately 6,000 square feet of office space which expired on December 31, 2017. On October 16, 2017, we extended the lease agreement for an additional three years expiring December 31, 2020 (“2018 Extension”) for an aggregate monthly lease payment of approximately $12,600. On January 24, 2020, the Company and a third party (the “Sublessee”) entered into a Sublease agreement (the “Sublease”) on the North Pastoria Lease, wherein the Sublessee occupied the premises through December 31, 2020. The Sublessee made rent payments of approximately $9,666 and management fee payments of approximately $457 per month beginning February 1, 2020, and a one-time security deposit of $19,332. Sublease rental income for the period from February 1 through December 31, 2020 $111,349. On December 31, 2020, $10,122 of the security deposit was applied to the December 2020 amount due and the balance was refunded on January 19, 2021.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock originally traded on OTC Markets, the OTC Pink (Current Information) tier of OTC Markets Group, Inc. under the trading symbol “ZVVT” on a very limited basis. On October 5, 2018, the trading symbol changed to “ONDS.” On December 19, 2018, our common stock was uplisted to the OTCQB under the symbol “ONDS”. On December 4, 2020, our common stock was uplisted to the Nasdaq Capital Market under the symbol “ONDS” where it continues to trade on a very limited basis.

Stockholders

As of March 1, 2021, there were 181 stockholders of record.

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

Unregistered Sales of Securities

On December 16, 2020, the Company issued an aggregate of 15,093 shares of Common Stock in lieu of declaring a dividend on shares of Series A Convertible Preferred Stock. The shares of Common Stock issued in lieu of declaring a dividend were issued in reliance upon the exemption set forth in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder in a transaction not involving a public offering

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None during the quarter ended December 31, 2020.

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

We have incurred significant net losses since inception. As of the years ended December 31, 2020 and 2019, our accumulated deficit was approximately $65 and $52 million, respectively. We expect to continue incurring substantial losses for the next several years as we continue to develop, manufacture and market our technologies. Our operating expenses are comprised of research and development expenses, general and administrative expenses, and sales and marketing expenses.

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

The Company’s business, financial condition and results of operations were impacted from the COVID-19 pandemic for the year ended December 31, 2020 as follows:

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

In the first quarter of 2020, we reduced our business activity to critical operations only, and furloughed 80% of our workforce. Per orders issued by the Health Officer of the County of Santa Clara, our corporate offices and facilities were closed, except for functions related to the support of remote workers and product support related to the essential transportation sector. On May 13, 2020, we reopened our corporate offices and facilities and as of December 31, 2020 we have no employees remaining on furlough. Of the 18 employees previously furloughed, 14 are currently employed by us.

During 2020, in response to COVID-19 employee furloughs, Eric A. Brock, the Company’s Chief Executive Officer and Stewart G. Kantor, the Company’s Chief Financial Officer, accepted a pay reduction of 90% for the period from March 21 to May 19, 2020 and a 35% pay reduction from May 20 to December 15, 2020. Mr. Brock’s salary was returned to 100% effective December 16, 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the Coronavirus outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company applied for, and received, funds under the Paycheck Protection Program in the amount of $666,091. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support operations of the Company. This certification further requires the Company to consider its current business activity and ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan related to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. The Company is in discussion with the lender regarding the forgiveness of the loan, however no determination has been made at the time of the filing of this Form 10-K.

The Company expects its business, financial condition and results of operations will be impacted from the COVID-19 pandemic during 2021, primarily due to the slowdown of customer activity during 2020 and 2021. Further, the COVID-19 pandemic is ongoing and remains an unknown risk for the foreseeable future. The extent to which the coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus. As a result, the Company is unable to reasonably estimate the full extent of the impact from the COVID-19 pandemic on its future business, financial condition and results of operations. In addition, if the Company were to experience any new impact to its operations or incur additional unanticipated costs and expenses as a result of the COVID-19 pandemic, such operational delays and unanticipated costs and expenses there could be a further adverse impact on the Company’s business, financial condition and results of operations during 2021.

Key Components of Our Results of Operations and Financial Condition

Revenues

Our revenues are derived principally from the sale of our multi-patented FullMAX wireless radio system. We also provide a warranty/maintenance program through an annual contract. The warranty/maintenance contract requires payment in full at the time of execution of the contract. Revenue from the warranty/maintenance contract is initially recorded as deferred revenue and is subsequently recorded as income spread equitably over the term of the contract. Due to the ongoing development and commercialization process of our FullMAX solutions, our revenues have historically been generated by equipment trial and pilot programs and related services, in addition to a modest number of full network deployments. We have historically had limited sales and customer service resources to support higher sales volumes. In 2020 and 2019, we expanded our sales and marketing effort across multiple industries which dramatically increased our sales pipeline and the number of customers and projects we are targeting. We expect this increased customer engagement to lead to a larger number of sales opportunities and revenue in 2021.

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

Results of Operations

Year ended December 31, 2020 compared to year ended December 31, 2019

	Year ended December 31,
	2020	2019	Increase/ (Decrease)
	(000s)
Revenue	$2,164	$320	$1,844
Cost of sales	1,236	79	1,157
Gross profit	928	241	687
Operating expenses:
General and administrative	7,642	4,793	2,849
Sales and marketing	1,224	5,404	(4,180)
Research and development	3,586	5,416	(1,830)
Total operating expense	12,452	15,613	(3,161)
Operating loss	(11,524)	(15,372)	(3,848)
Other income (expense)	(1,954)	(4,018)	(2,064)
Net loss	$(13,478)	$(19,390)	$(5,912)

Revenue

Revenue increased to approximately $2,164,000 for the year ended December 31, 2020 from approximately $320,000 for the year ended December 31, 2019. Revenues during year ended December 31, 2020 included $1,151,557 for products, $62,410 for maintenance/service contracts, $943,357 for development services and $6,395 for other revenues. Revenues during the same period in 2019 included $212,905 for products and $107,478 for maintenance/service contracts.

Cost of sales

Cost of sales increased to approximately $1,236,000 for the year ended December 31, 2020 from approximately $79,000 for the year ended December 31, 2019. The increase in cost of sales was primarily a result of increased costs related to products of approximately $302,000 and development services of approximately $886,000, partially offset by a decrease in maintenance/service contracts and other revenues approximately $31,000.

Gross profit

Our gross profit increased to approximately $928,000 for the year ended December 31, 2020 from approximately $241,000 for the year ended December 31, 2019 based on the changes in revenue and cost of sales as discussed above. Gross margin for the years ended December 31, 2020 and 2019 was 43% and 75%, respectively, primarily resulting from increases in cost related to the addition of development services in 2020.

Operating Expenses

Our principal operating costs include the following items as a percentage of total expense.

	Year Ended December 31,
	2020	2019
Human resource costs, including benefits	51%	45%
Travel and entertainment	1%	4%
Other general and administration costs:
Professional fees and consulting expenses	31%	28%
Other expense	11%	11%
Depreciation and amortization	1%	1%
Other research and deployment costs, excluding human resources and travel and entertainment	5%	6%
Other sales and marketing costs, excluding human resources and travel and entertainment	-%	5%

Operating expenses decreased by approximately $3,161,000 (20%) as a result of the following items:

(000s)
Human resource costs, including benefits	$(539)
Travel and entertainment	(638)
Other general and administration costs:
Professional fees and consulting costs	(576)
Other expense	(358)
Depreciation and amortization	6
Other research and deployment costs, excluding human resources and travel and entertainment	(385)
Other sales and marketing costs, excluding human resources and travel and entertainment	(671)
$(3,161)

Operating Loss

As a result of the foregoing, our operating loss decreased approximately $3,848,000, or 25%, to approximately $11,524,000 for the year ended December 31, 2020, compared with approximately $15,372,000 for the year ended December 31, 2019, primarily as a result of reduced operating expenses and the increase in gross profit as discussed above.

Other Income (Expense)

Other expense, net decreased by approximately $2,064,000, or 52%, to approximately $1,954,000 for the year ended December 31, 2020 compared with approximately $4,018,000 for the comparable period in 2019.

	Year ended December 31,
	2020	2019	Increase/ (Decrease)
	(000s)
Interest expense	$1,937	$2,929	$(992)
Change in fair value of derivative liability	38	-	38
Impairment of deferred offering and financing costs associated with canceled financing efforts	-	920	(920)
Loss on disposal of fixed assets	-	183	(183)
Interest and other income	(21)	(14)	(7)
	$1,954	$4,018	$2,064

Net Loss

Because of the net effects of the foregoing, net loss decreased approximately $5,912,000, or 30%, to approximately $13,478,000 for the year ended December 31, 2020, compared with approximately $19,390,000 for the year ended December 31, 2019. Net loss per share of common stock, basic and fully diluted was $(0.66) for the year ended December 31, 2020, compared with basic and fully diluted of ($1.10) per share of common stock for the year ended December 31, 2019.

Summary of Sources and (Uses) of Cash

	Year ended December 31,
	2020	2019
	(000s)
Net cash used in operating activities	$(7,534)	$(14,664)
Net cash used in investing activities	(16)	(355)
Net cash provided by financing activities	31,458	16,042
Increase in cash	23,908	1,023
Cash and cash equivalents, beginning of year	2,153	1,130
Cash and cash equivalents, end of year	$26,061	$2,153

The principal use of cash in operating activities for the year ended December 31, 2020 was to fund the Company’s current expenses primarily related to sales and marketing and research and development activities necessary to allow us to service and support a higher level of business activity as we expanded into new industry and geographic markets. The decrease in cash flows used in operating activities of approximately $7,130,000 is primarily a result of the reduction of personnel, both employees and third-party consulting services and reduction in travel expenses. The decrease in cash flows used in investing activities of approximately $339,000 is primarily a result of a decrease in the purchase of equipment and wireless spectrum licenses. Cash provided by financing activities during 2020 is a result of (i) the Company’s public offering of its common stock totaling approximately $31,254,000, net of closing fees, (ii) the Company’s private placement of its preferred stock totaling approximately $4,218,000, net of closing costs, and (iii) a Payroll Protection Program loan totaling approximately $666,000, partially offset by a payment of approximately $4,680,000 on its outstanding secured promissory note (see NOTES 7 and 9, respectively, in the accompanying consolidated financial statements for further details).

Liquidity and Capital Resources

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. On December 31, 2020, we had a stockholders’ equity of approximately $15,084,000. On December 31, 2020, we had net short and long-term borrowings outstanding of approximately $7,063,000 and $907,000, respectively. On December 31, 2020, we had cash of approximately $26,061,000 and working capital of approximately $15,404,000.

In December 2020, the Company completed a registered public offering of its common stock, generating net proceeds of approximately $31,254,000. We believe the funds raised in the December 2020 equity offering, in addition to growth in revenue and profitability expected as the Company executes its business plan, will fund its operations for at least the next twelve months from the issuance date of these financial statements.

Our future capital requirements will depend upon many factors, including progress with developing, manufacturing and marketing our technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, our ability to establish collaborative arrangements, marketing activities and competing technological and market developments, including regulatory changes and overall economic conditions in our target markets. Our ability to generate revenue and achieve profitability requires us to successfully market and secure purchase orders for our products from customers currently identified in our sales pipeline as well as new customers. We also will be required to efficiently manufacturer and deliver equipment on those purchase orders. These activities, including our planned research and development efforts, will require significant uses of working capital. There can be no assurances that we will generate revenue and cash flow as expected in our current business plan.  We may seek additional funds through equity or debt offerings and/or borrowings under additional notes payable, lines of credit or other sources. We do not know whether additional financing will be available on commercially acceptable terms or at all, when needed. If adequate funds are not available or are not available on commercially acceptable terms, our ability to fund our operations, support the growth of our business or otherwise respond to competitive pressures could be significantly delayed or limited, which could materially adversely affect our business, financial condition or results of operations.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements.

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

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

●	requires assumptions to be made that were uncertain at the time the estimate was made, and

●	changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

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

Share-Based Compensation Expense. We calculate share-based compensation expense for option awards and certain warrant issuances (“Share-based Award(s)”) based on the estimated grant/issue date fair value using the Black-Scholes-Merton option pricing model (“Black-Sholes Model”) and recognize the expense on a straight-line basis over the vesting period. We account for forfeitures as they occur. We have not included an estimate for forfeitures due to our limited history and we revise based on actual forfeitures each period. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period of the Share-based Award in determining the fair value of Share-based Awards. Although we believe our assumptions used to calculate share-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

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

Impairment of Long-Lived Assets. Carrying values of property and equipment and finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset group’s carrying value for recoverability. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. Assessments also consider changes in asset utilization, including the temporary idling of capacity and the expected timing for placing this capacity back into production. If the carrying value of the assets are not recoverable, then a loss is recorded for the difference between the assets’ fair value and respective carrying value. The fair value of the assets is determined using an “income approach” based upon a forecast of all the expected discounted future net cash flows associated with the subject assets. Some of the more significant estimates and assumptions include: market size and growth, market share, projected selling prices, manufacturing cost and discount rate. Our estimates are based upon historical experience, commercial relationships, market conditions and available external information about future trends.

Recently Adopted Accounting Pronouncements

In November 2018, the FASB issued Accounting Standards Update No. 2018-18 “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606” (“ASU 2018-18”). ASU 2018-18 clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under Topic 606, “Revenue from Contracts with Customers” when the counterparty is a customer. In addition, the update precludes an entity from presenting consideration from a transaction in a collaborative arrangement as customer revenue if the counterparty is not a customer for that transaction. On January 1, 2020, we adopted this standard and applied it retrospectively to January 1, 2018 when we initially adopted Topic 606. The adoption did not have an impact on our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments by reducing the number of accounting models that require separate accounting for embedded conversion features. ASU 2020-06 also simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification and makes targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance. This update will be effective for the Company’s fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Entities can elect to adopt the new guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company is currently evaluating the impact of the pending adoption of the new standard on its financial statements and intends to adopt the standard as of January 1, 2024.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod tax allocation and calculating income taxes in interim periods. ASU 2019-12 is applicable to all entities subject to income taxes. ASU 2019-12 provides guidance to minimize complexity in certain areas by introducing a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and guides whether to relate a step-up tax basis to a business combination or separate transaction. ASU 2019-12 changes the current guidance of making an intraperiod allocation, determining when a tax liability is recognized after a foreign entity investor transitions to or from equity method of accounting, accounting for tax law changes and year-to-date losses in interim periods, and determining how to apply income tax guidance to franchise taxes. The amendments ASU 2019-12 are effective for all public business entities for fiscal years beginning after December 15, 2020 and include interim periods. The guidance is effective for all other entities for fiscal years beginning after December 15, 2021 and for interim periods beginning after December 15, 2022. Early adoption is permitted. The Company is evaluating the impact on our accompanying consolidated financial statements.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amends certain aspects of the Board’s new credit loss standard (ASC 326). ASU 2019-11 is applicable to companies that hold financial assets in the scope of the credit losses standard. FASB permits to include the following in estimate if expected credit losses: expected recoveries of financial assets previously written off and expected recoveries of financial assets with credit deterioration. The scope of guidance related to expected recoveries includes purchased financial assets with credit deterioration. ASU 2019-11 permits entities to record negative allowance when measuring expected credit losses for a purchased credit deteriorated financial asset and expected recoveries cannot exceed the aggregate amount previously written off or expected to be written off. When discounted cash flow method is not being used to estimate expected credit losses, expected recoveries cannot include any amounts in an acceleration of the noncredit discount. An entity may include increases in expected cash flows after acquisition. Early adoption is not permitted. The Company is evaluating the impact on our accompanying consolidated financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models previously used under U.S. generally accepted accounting principles, which generally require that a loss be incurred before it is recognized. The new standard also applies to financial assets arising from revenue transactions such as contract assets and accounts receivables. The Company is evaluating the impact on our accompanying consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ondas Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ondas Holdings Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes to consolidated financial statements (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Somerset, New Jersey

March 8, 2021

ONDAS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$26,060,733	$2,153,028
Accounts receivable, net	47,645	20,212
Inventory, net	1,152,105	427,516
Other current assets	629,030	700,599
Total current assets	27,889,513	3,301,355

Property and equipment, net	163,084	252,246

Other Assets:

Intangible assets, net	379,530	326,344
Operating lease right of use assets	51,065	331,419
Lease deposits	28,577	52,152
Total other assets	459,172	709,915
Total assets	$28,511,769	$4,263,516

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,368,203	$2,322,198
Operating lease liabilities	56,168	489,407
Accrued expenses and other current liabilities	2,832,780	2,762,799
Secured promissory note, net of debt discount of $120,711 and $252,933, respectively	7,003,568	10,106,895
Deferred revenue	165,035	378,850
Notes payable	59,550	-
Total current liabilities	12,485,304	16,060,149

Long-Term Liabilities:
Notes payable	906,541	539,921
Accrued interest	36,329	41,239
Operating lease liabilities, net of current	-	52,449
Total long-term liabilities	942,870	633,609
Total liabilities	13,428,174	16,693,758

Commitments and Contingencies

Stockholders’ Equity (Deficit):

Preferred stock - par value $0.0001; 5,000,000 and 10,000,000 shares authorized; at December 31, 2020 and 2019, respectively, and none issued or outstanding at December 31, 2020 and 2019	-	-
Preferred stock, Series A - par value $0.0001; 5,000,000 shares authorized; none issued and outstanding at December 31, 2020, and none authorized, issued or outstanding at December 31, 2019	-	-
Common stock - par value $0.0001; 116,666,667 shares authorized; 26,540,769 and 19,756,154 issued and outstanding, respectively	2,654	1,976
Additional paid in capital	80,330,488	39,339,449
Accumulated deficit	(65,249,547)	(51,771,667)
Total stockholders’ equity (deficit)	15,083,595	(12,430,242)
Total liabilities and stockholders’ equity (deficit)	$28,511,769	$4,263,516

The accompanying footnotes are an integral part of these consolidated financial statements.

ONDAS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019

Revenues, net	$2,163,719	$320,383
Cost of goods sold	1,236,051	79,126
Gross profit	927,668	241,257

Operating expenses:
General and administration	7,641,234	4,792,867
Sales and marketing	1,223,767	5,403,901
Research and development	3,586,553	5,416,425
Total operating expense	12,451,554	15,613,193

Operating loss	(11,523,886)	(15,371,936)

Other income (expense)
Other income	20,209	12,691
Interest income	251	1,863
Interest expense	(1,936,847)	(2,929,369)
Change in fair value of derivative liability	(37,607)	-
Impairment of deferred offering costs and financing costs associated with canceled financing efforts	-	(919,950)
Loss on disposal of fixed assets	-	(183,431)
Total other income (expense)	(1,953,994)	(4,018,196)

Loss before provision for income taxes	(13,477,880)	(19,390,132)

Provision for income taxes	-	-

Net loss	$(13,477,880)	$(19,390,132)

Net loss per share - basic and diluted	$(0.66)	$(1.10)

Weighted average number of common shares outstanding, basic and diluted	20,428,490	17,610,925

The accompanying footnotes are an integral part of these consolidated financial statements.

ONDAS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	-	$-	16,821,292	$1,682	$17,495,098	$(32,381,535)	$(14,884,755)
Stock-based compensation	-	-	-	-	938,052	-	938,052
Shares issued in private placement, net of costs	-	-	961,942	96	6,109,626	-	6,109,722
Shares issued in exchange for debt	-	-	1,932,920	194	14,496,677	-	14,496,871
Shares issued for extension of debt	-	-	40,000	4	299,996	-	300,000
Net loss	-	-	-	-	-	(19,390,132)	(19,390,132)
Balance, December 31, 2019	-	$-	19,756,154	$1,976	$39,339,449	$(51,771,667)	$(12,430,242)

Balance, December 31, 2019	-	$-	19,756,154	$1,976	$39,339,449	$(51,771,667)	$(12,430,242)
Stock-based compensation	-	-	-	-	4,676,362	-	4,676,362
Issuance of Series A in connection with private placement, net of costs	2,217,500	222	-	-	4,217,748	-	4,217,970
Issuance of Series A in connection exchange for debt	132,890	13	-	-	265,766	-	265,779
Recognition of derivative for Series A	-	-	-	-	(32,906)	-	(32,906)
Reclassification of derivative	-	-	-	-	70,513	-	70,513
Mandatory conversion of Series A	(2,350,390)	(235)	994,452	99	136	-	-
Issuance in connection with extension of debt	-	-	40,000	4	389,996	-	390,000
Shares issued in private placement, net of costs			5,750,163	575	31,253,422	-	31,253,997
Forgiveness of accrued officers’ salary	-	-	-	-	150,002	-	150,002
Net loss	-	-	-	-	-	(13,477,880)	(13,477,880)
Balance, December 31, 2020	-	$-	26,540,769	$2,654	$80,330,488	$(65,249,547)	$15,083,595

The accompanying footnotes are an integral part of these consolidated financial statements.

ONDAS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(13,477,880)	$(19,390,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	97,759	143,459
Amortization of debt discount	712,395	343,687
Amortization of intangible assets	19,840	1,055
Change in fair value of derivative liability	37,607	-
Disposal of license	33,334	-
Non-cash lease expense	280,354	(81,659)
Impairment of operating lease	-	292,095
Impairment of deferred offering and financing costs	-	82,332
Stock-based compensation	4,676,362	938,052
Loss on disposal of fixed assets	-	183,431
Changes in operating assets and liabilities:
Accounts receivable	(27,433)	10,228
Inventory	(297,904)	(79,591)
Other current assets	(430,357)	(167,192)
Accounts payable	46,004	1,210,269
Operating lease liability	(485,687)	(388,298)
Deferred revenue	(213,815)	358,219
Accrued expenses and other current liabilities	1,495,165	1,879,660
Net cash used in operating activities	(7,534,256)	(14,664,385)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(31,117)	(74,111)
Purchase of equipment	(8,598)	(77,936)
Security deposit	23,575	(2,775)
Purchase of licenses	-	(200,000)
Net cash used in investing activities	(16,140)	(354,822)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of preferred stock, net of costs	4,217,970	-
Proceeds from Paycheck Protection Program loan	666,091	-
Proceeds from secured promissory note	-	10,000,000
Proceeds from sale of common stock, net of costs	31,253,998	6,109,722
Payment on secured promissory note	(4,679,958)	-
Payments for deferred offering costs	-	(67,350)
Net cash provided by financing activities	31,458,101	16,042,372

Increase in cash and cash equivalents	23,907,705	1,023,165
Cash and cash equivalents, beginning of period	2,153,028	1,129,863
Cash and cash equivalents, end of period	$26,060,733	$2,153,028

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$337,097	$1,038,246
Cash paid for income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Forgiveness of accrued officers’ salary	$150,002	$-
Debt exchanged for preferred stock	$265,779	$-
Accrued interest converted to debt	$1,254,236	$230,565
Shares issued for extension of debt	$390,000	$-
Debt exchanged for common stock	$-	$14,496,871

The accompanying footnotes are an integral part of these consolidated financial statements.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company

Ondas Holdings Inc. (“Ondas Holdings,” the “Company,” “we,” or “our”) was originally incorporated in Nevada on December 22, 2014 under the name of Zev Ventures Incorporated. On September 28, 2018, we closed an acquisition, described below, changed our name to Ondas Holdings Inc., and Ondas Networks Inc., a Delaware corporation (“Ondas Networks”), became our sole focus and wholly owned subsidiary. The corporate headquarters for Ondas Holdings is located in Nantucket, MA and offices and facilities for Ondas Networks is located in Sunnyvale, California.

We have two wholly owned subsidiaries: (i) Ondas Networks, our operating company, originally incorporated in Delaware on February 16, 2006 under the name Full Spectrum Inc., subsequently changed to Ondas Networks Inc. on August 10, 2018, and (ii) FS Partners (Cayman) Limited, a Cayman Islands limited liability company (“FS Partners”). We have one majority owned subsidiary, Full Spectrum Holding Limited, a Cayman Islands limited liability company (“FS Holding”), which owned 100% of Ondas Network Limited, organized in Chengdu Province, China. FS Partners and Ondas Network Limited were both formed for the purpose of operating in China. As of December 31, 2019, we revised our business strategy, and discontinued all operations in China. On June 2, 2020, Ondas Network Limited was deregistered by the authority of the Chengdu High-Tech Zone, Market Supervision Administration. Both FS Partners and FS Holdings had no operations during 2020 and we are in the process of dissolving them and expect the process to be completed by the end of 2021.

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

Reverse Stock Split

On November 3, 2020, the Board of Directors of the Company approved a 1-for-3 reverse stock split of the Company’s authorized and outstanding common stock, effective November 13, 2020 (the “Reverse Stock Split”). No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share.  The Company’s common stock commenced trading on a post-split basis on November 16, 2020. All common stock, stock options, restricted stock units, warrants and related per share amounts for all periods presented have been retroactively adjusted to give effect to the Reverse Stock Split.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At the Closing, each Ondas Networks Share outstanding immediately prior to the Closing was converted into 1.274 Company Shares (the “Exchange Ratio”), with all fractional shares rounded down to the nearest whole share. Accordingly, we issued an aggregate of 8,487,910 Company Shares for all of the then-outstanding Ondas Networks Shares.

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

Also in connection with the Closing, (i) our sole director appointed additional individuals, who previously were members of the board of directors of Ondas Networks and its chief executive officer, to serve on our Board, and our Board subsequently appointed executive officers; (ii) the former holders of the Ondas Networks Shares executed lock-up agreements (the “Lock-Up Agreements”), which provided for an initial 12-month lock-up period, commencing with the date of the Closing, with a subsequent 12-month limited sale period; (iii) we entered into a Common Stock Repurchase Agreement with Energy Capital, LLC, a current stockholder of the Company (“Energy Capital”), pursuant to which the entity sold an aggregate of approximately 10.9 million Company Shares (the “Repurchase Shares”) to us at $0.0001 per share, for an aggregate consideration of $3,260, which Repurchase Shares were canceled and returned to our authorized but unissued shares; (iv) our Board approved, and our stockholders adopted, the 2018 Incentive Stock Plan (the “2018 Plan”) pursuant to which approximately 3.3 million Company Shares have been reserved for issuance to employees, including officers, directors and consultants; and (v) we entered into a Loan and Security Agreement with Energy Capital, pursuant to which Energy Capital agreed to lend us an aggregate principal amount of up to $10 million, subject to specified conditions.

On August 30, 2019, the Company entered into a First Amendment to Lock-Up Agreements (the “Amendment”) with stockholders owning an aggregate of 8,142,894 of the Company Shares, representing 41% of the Company’s then outstanding shares of common stock. The Amendment revised the terms of the Lock-Up Agreements to extend the lock-up period to September 28, 2020 and eliminated the 12-month limited sale period. The Lock-Up Agreements were subsequently amended to extend the lock-up period to March 28, 2021.

In accordance with ASC 805-40, Reverse Acquisitions, the historical capital stock account of Ondas Networks immediately prior to the Closing was carried forward and retroactively adjusted to reflect the par value of the outstanding stock of the Company, including the number of shares issued in the Closing as we are the surviving legal entity. Additionally, retained earnings of Ondas Networks has been carried forward after the Closing. All share and per share amounts in the consolidated financial statements and related notes have been retrospectively adjusted to reflect the Exchange Ratio in connection with the Acquisition.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liquidity

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. On December 31, 2020, we had stockholders’ equity of approximately $15,084,000. On December 31, 2020, we had net short and long-term borrowings outstanding of approximately $7,063,000 and $907,000, respectively. On December 31, 2020, we had cash of approximately $26,061,000 and working capital of approximately $15,404,000.

In the notes to the Company’s audited financial statements as of and for the year ended December 31, 2019, and subsequently in each of the Company’s quarterly unaudited condensed financial statements, management stated the Company had incurred significant losses, negative operating cash flows and as of those dates needed to raise additional capital to meet its obligations and sustain its operations. As a result, the Company concluded that there was substantial doubt as to the Company’s ability to continue as a going concern.

In December 2020, the Company completed a registered public offering of its common stock, generating net proceeds of approximately $31,254,000. We believe the funds raised in the December 2020 equity offering, in addition to growth in revenue expected as the Company executes its business plan, will fund its operations for at least the next twelve months from the issuance date of these financial statements. As a result, we believe that substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

Our future capital requirements will depend upon many factors, including progress with developing, manufacturing and marketing our technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, our ability to establish collaborative arrangements, marketing activities and competing technological and market developments, including regulatory changes and overall economic conditions in our target markets. Our ability to generate revenue and achieve profitability requires us to successfully market and secure purchase orders for our products from customers currently identified in our sales pipeline as well as new customers. We also will be required to efficiently manufacturer and deliver equipment on those purchase orders. These activities, including our planned research and development efforts, will require significant uses of working capital. There can be no assurance that we will generate revenue and cash as expected in our current business plan. Our existing cash at the time of this filing will be sufficient to meet our anticipated operating needs only through June 30, 2022 if our business development plan fails to generate the expected revenue and profitability.

COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified in Wuhan, China, and has subsequently spread to other regions of the world, and has resulted in increased travel restrictions, business disruptions and emergency quarantine measures across the world including the United States.

The Company’s business, financial condition and results of operations were impacted from the COVID-19 pandemic for the year ended December 31, 2020 as follows:

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

In the first quarter of 2020, we reduced our business activity to critical operations only, and furloughed 80% of our workforce. Per orders issued by the Health Officer of the County of Santa Clara, our corporate offices and facilities were closed, except for functions related to the support of remote workers and product support related to the essential transportation sector. On May 13, 2020, we reopened our offices and facilities and as of December 31, 2020 we have no employees remaining on furlough. Of the 18 employees previously furloughed, 14 are currently employed by us.

During 2020, in response to COVID-19 employee furloughs, Eric A. Brock, the Company’s Chief Executive Officer and Stewart G. Kantor, the Company’s Chief Financial Officer, accepted a pay reduction of 90% for the period from March 21 to May 19, 2020 and a 35% pay reduction from May 20 to December 15, 2020. Mr. Brock and Mr. Kantor’s salaries were returned to 100% effective December 16, 2020.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the Coronavirus outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company applied for, and received, funds under the Paycheck Protection Program in the amount of $666,091. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support operations of the Company. This certification further requires the Company to consider its current business activity and ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan related to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. The Company is in discussion with the lender regarding the forgiveness of the loan, however no determination has been made at the time of the filing of this Form 10-K.

The Company expects its business, financial condition and results of operations will be impacted from the COVID-19 pandemic during 2021, primarily due to the slowdown of customer activity during 2020 and 2021. Further, the COVID-19 pandemic is ongoing and remains an unknown risk for the foreseeable future. The extent to which the coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus. As a result, the Company is unable to reasonably estimate the full extent of the impact from the COVID-19 pandemic on its future business, financial condition and results of operations. In addition, if the Company were to experience any new impact to its operations or incur additional unanticipated costs and expenses as a result of the COVID-19 pandemic, such operational delays and unanticipated costs and expenses there could be a further adverse impact on the Company’s business, financial condition and results of operations during 2021.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries Ondas Networks and FS Partners and our majority owned subsidiary, FS Holding. As indicated above, both FS Partners and FS Holdings had no operations during the year ended December 31, 2020. All significant inter-company accounts and transactions between these entities have been eliminated in these consolidated financial statements.

Segment Information

The Company operates as one operating and reportable segment. The Company has identified its Chief Executive Officer as the Chief Operating Decision Maker (“CODM”). The CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. On December 31, 2020 and 2019, we had no cash equivalents. The Company periodically monitors its positions with, and the credit quality of the financial institutions with which it invests. Periodically, throughout the year, and as of December 31, 2020, the Company has maintained balances in excess of federally insured limits. As of December 31, 2020, the Company was approximately $25,800,000 in excess of federally insured limits.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trade Accounts Receivable

Accounts receivable are stated at a gross invoice amount less an allowance for doubtful accounts. We estimate allowance for doubtful accounts by evaluating specific accounts where information indicates our customers may have an inability to meet financial obligations, such as customer payment history, credit worthiness and receivable amounts outstanding for an extended period beyond contractual terms. We use assumptions and judgment, based on the best available facts and circumstances, to record an allowance to reduce the receivable to the amount expected to be collected. These allowances are evaluated and adjusted as additional information is received. We had no allowance for doubtful accounts on December 31, 2020 and 2019.

Inventory

Inventories, which consist solely of raw materials, work in process and finished goods, are stated at the lower of cost (first-in, first-out) or net realizable value, net of reserves for obsolete inventory. We continually analyze our slow-moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. On December 31, 2020 and 2019, we determined that no such reserves were necessary.

Inventory consists of the following:

	Years Ended December 31,
	2020	2019
Raw material	$911,753	$372,101
Work in process	172,207	-
Finished goods	68,145	55,415
Total inventory	$1,152,105	$427,516

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

Software

Costs incurred internally in researching and developing a software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to production. The amortization of these costs is included in cost of revenue over the estimated life of the products. As of December 31, 2020 and 2019, the Company had no internally developed software.

Impairment of Long-Lived Assets

Long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows is less than its carrying value. The amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Based upon our evaluation, there were no impairments of long-lived assets required during the years ended December 31, 2020 and 2019.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

We amortize our intangible assets with a finite life on a straight-line basis, over 20 years for patents and 10 years of licenses. We begin amortization of these costs on the date patents are awarded and licenses become active.

Research and Development

Costs for research and development are expensed as incurred. Research and development expenses consist primarily of salaries, salary related expenses and costs of contractors and materials.

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

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the years ended December 31, 2020 and 2019:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	December 31,
	2020	2019

Balance, beginning of period	$-	$
Recognition of derivative liability	(32,906)
Change in fair value of derivative liability	(37,607)		-
Reclassification to additional paid in capital	70,513		-
Balance, end of period	$-		$-

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We utilized a “with-and-with-out” approach to determine the fair value of the derivative liability for the embedded antidilution conversion feature. We used an option pricing back solve method based on the closing price of the Company’s common stock to determine the implied value of the Series A Preferred both with and without the embedded antidilution conversion feature. The difference in the implied value was then multiplied by the probability the embedded antidilution conversion feature would be applicable upon conversion, as estimated by management, to determine the fair value of the embedded antidilution conversion feature as of the reporting period.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of equity financings, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should the planned equity financings be abandoned, the deferred offering costs are expensed immediately as a charge to other income (expense) in the consolidated statement of operations. For the years ended December 31, 2020 and 2019, the Company recorded reduction in additional paid-in capital of $929,299 and $1,104,279, respectively. For the years ended December 31, 2020 and 2019, the Company expensed offering costs of $0 and $919,950, respectively.

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

Share-Based Compensation

We calculate share-based compensation expense for option awards and certain warrant issuances (“Share-based Award(s)”) based on the estimated grant/issue date fair value using the Black-Scholes-Merton option pricing model (“Black-Sholes Model”) and recognize the expense on a straight-line basis over the vesting period. We account for forfeitures as they occur. We have not included an estimate for forfeitures due to our limited history and we revise based on actual forfeitures each period. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period of the Share-based Award in determining the fair value of Share-based Awards. Although we believe our assumptions used to calculate share-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

We recognize restricted stock unit expense over the period of vesting or period that services will be provided. Compensation associated with shares of Common Stock issued or to be issued to consultants and other non-employees is recognized over the expected service period beginning on the measurement date, which is generally the time the Company and the service provider enter into a commitment whereby the Company agrees to grant shares in exchange for the services to be provided.

Shipping and Handling

We expense all shipping and handling costs as incurred. These costs are included in cost of goods sold on the accompanying consolidated financial statements.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company is engaged in the development, marketing and sale of wireless radio systems for secure, wide area mission-critical, business-to business networks. We generate revenue primarily through from the sale of our FullMAX System and the delivery of related services, along with non-recurring engineering (“NRE”) development projects with certain customers.

Collaboration Arrangements Within the Scope of ASC 808, Collaborative Arrangements

The Company’s development revenue includes contracts where the Company and the customer work cooperatively to develop software and hardware applications. The Company analyzes these contracts to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and are therefore within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.  For collaboration arrangements that are deemed to be within the scope of ASC 808, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company’s policy is generally to recognize amounts received from collaborators in connection with joint operating activities that are within the scope of ASC 808 as a reduction in research and development expense. As of the year ended December 31, 2020 the Company has not identified any contracts with its customers that meet the criteria of ASC 808.

Arrangements Within the Scope of ASC 606, Revenue from Contracts with Customers

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

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the products or services promised within each contract and determines those that are performance obligations and assesses whether each promised product or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales and other taxes collected on behalf of third parties are excluded from revenue. For the years ended December 31, 2020 and 2019, none of our contracts with customers included variable consideration.

Contracts that are modified to account for changes in contract specifications and requirements are assessed to determine if the modification either creates new or changes the existing enforceable rights and obligations. Generally, contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. For the years ended December 31, 2020 and 2019, there were no modifications to contract specifications.

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

Service revenue is comprised of separately priced extended warranty sales, network support and maintenance, remote monitoring, as well as ancillary services directly related to the sale of the Company’s wireless communications products including wireless network design, systems engineering, radio frequency planning, software configuration, product training, installation, and onsite support. The extended warranty we sell provides a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage. The extended warranty includes 1) factory hardware repair or replacement of the base station and remote radios, at our election, 2) software upgrades, bug fixes and new features of the radio software and network management systems (“NMS”), 3) deployment and network architecture support, and 4) technical support by phone and email. Ancillary service revenues are recognized at the point in time when those services have been provided to the customer and the performance obligation has been satisfied. With respect to extended warranty sales and remote monitoring, the Company applies the input method using straight-line recognition.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our payment terms vary and range from Net 15 to Net 30 days from the date of the invoices for product and services related revenue. Our payment terms for the majority of our development related revenue carry milestone related payment obligations which span the contract life. For milestone-based contracts, the customer reviews the completed milestone and once approved, makes payment pursuant to the applicable contract.

These contracts are also assessed to determine whether they are collaborative arrangements within ASC 808. As of December 31, 2020, the Company notes that no current contracts fall under the guidance within ASC 808 and will continue to be accounted for in accordance with ASC 606.

Disaggregation of Revenue

The following tables present our disaggregated revenues by Type of Revenue and Timing of Revenue.

	Years Ended December 31,
	2020	2019
Type of Revenue
Product revenue	$1,151,557	$212,905
Service revenue	62,410	107,478
Development revenue	943,357	-
Other revenue	6,395	-
Total revenue	$2,163,719	$320,383

	Years Ended December 31,
	2020	2019
Timing of Revenue
Revenue recognized point in time	$1,287,132	$281,333
Revenue recognized over time	876,587	39,050
Total revenue	$2,163,719	$320,383

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Assets and Liabilities

We recognize a receivable or contract asset when we perform a service or transfer a good in advance of receiving consideration. A receivable is recorded when our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. A contract asset is recorded when our right to consideration in exchange for good or services that we have transferred to a customer is conditional on something other than the passage of time. We did not have any contract assets recorded on December 31, 2020 and 2019.

We recognize a contract liability when we receive consideration, or if we have the unconditional right to receive consideration, in advance of satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. The table below details the activity in our contract liabilities during the years ended December 31, 2020 and 2019, and the balance at the end of each year is reported as deferred revenue in the Company’s consolidated balance sheet.

	Years Ended December 31,
	2020	2019
Balance, beginning of year	$378,850	$20,631
Additions	1,053,850	397,269
Transfer to revenue	(1,267,665)	(39,050)
Balance, end of year	$165,035	$378,850

Warranty Reserve

For our software and hardware products, we provide a limited one-year assurance-type warranty and for our development service, we provide no warranties. The assurance-type warranty covers defects in material and workmanship only. If a software or hardware component is determined to be defective after being tested by the Company within the one-year, the Company will repair, replace or refund the price of the covered hardware and/or software to the customer (not including any shipping, handling, delivery or installation charges). We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance-type warranties and has determined that the estimated outstanding warranty obligation on December 31, 2020 and 2019 are immaterial to the Company’s financial statements.

Leases

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. During the year ended December 31, 2020, the Company had operating leases primarily consisting of two office space leases in Sunnyvale, California (the “North Pastoria Lease” and the “Gibraltar Lease”) (collectively, the “Sunnyvale Leases”). During the year ended December 31, 2019, the Company had the Sunnyvale Leases and a property lease in Chengdu, Sichuan Province, People’s Republic of China (the “Chengdu Lease”). In December 2019, in conjunction with the closure of Ondas Networks Limited, the Chengdu Lease was terminated. On December 31, 2020, the North Pastoria Lease expired. The Gibraltar Lease expired on February 28, 2021 and was verbally extended to March 31, 2021 under the same terms. On January 22, 2021, we entered into a 24-month lease (effective April 1, 2021) with the owner and landlord (the “2021 Gibraltar Lease”), wherein the base rate is $45,000 per month and including a security deposit in the amount of $90,000.

In March 2019, the North Pastoria Lease was abandoned and the likelihood of entering into a sublease agreement for the property was minimal; therefore, the Right to Use Asset value of $259,926 was considered impaired and the amount was charged to asset impairment on the accompanying consolidated financial statements.

On January 24, 2020, the Company and a third party (the “Sublessee”) entered into a Sublease agreement (the “Sublease”) on the North Pastoria Lease, wherein the Sublessee occupied the premises through December 31, 2020. The Sublessee made rent payments of approximately $9,666 and management fee payments of approximately $457 per month beginning February 1, 2020, and a one-time security deposit of $19,332. Sublease rental income for the period from February 1 through December 31, 2020 was $111,349. On December 31, 2020, $10,122 of the security deposit was applied to the December 2020 amount due and the balance was refunded on January 19, 2021.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We determine if an arrangement is a lease, or contains a lease, at the inception of the arrangement. If we determine the arrangement is a lease, or contains a lease, at lease inception, we then determine whether the lease is an operating lease or finance lease. Operating and finance leases result in recording a right-of-use (“ROU”) asset and lease liability on our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. For purposes of calculating operating lease ROU assets and operating lease liabilities, we use the non-cancellable lease term plus options to extend that we are reasonably certain to take. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Our leases generally do not provide an implicit rate. As such, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. This rate is generally consistent with the interest rate we pay on borrowings under our credit facilities, as this rate approximates our collateralized borrowing capabilities over a similar term of the lease payments. We have elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying assets. We have elected not to separate lease and non-lease components for any class of underlying asset.

Lease Costs

	Years ended December 31,
	2020	2019
Components of total lease costs:
Operating lease expense	$325,839	$593,707
Short-term lease costs (1)	7,650	46,575
Sublease rental income	(111,349)	-
Total lease costs	$222,140	$640,282

(1) Represents short-term leases which are immaterial.

Lease Positions as of December 31, 2020 and 2019

ROU lease assets and lease liabilities for our operating leases were recorded in the consolidated balance sheet as follows:

	December 31,
	2020	2019
Assets:
Operating lease assets	$51,065	$331,419
Total lease assets	$51,065	$331,419

Liabilities:
Operating lease liabilities, current	$56,168	$489,407
Operating lease liabilities, net of current	-	52,449
Total lease liabilities	$56,168	$541,856

Other Information

	Years ended December 31,
	2020	2019
Operating cash flows for operating leases	$531,166	$570,568
Weighted average remaining lease term (in years) - operating lease	0.2	1.1
Weighted average discount rate – operating lease	14%	14%

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet on December 31, 2020, as follows:

Year ending December 31,
2021 (2 months)	$57,153
Thereafter	-
Total future minimum lease payments	57,153
Lease imputed interest	(985)
Total	$56,168

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average shares of common stock outstanding for each period. Diluted net loss per share is the same as basic net loss per share since the Company has net losses for each period presented.

The following potentially dilutive securities for the years ended December 31, 2020 and 2019 have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	Years Ended December 31,
	2020	2019
Warrants to purchase common stock	1,832,910	1,543,579
Options to purchase common stock	568,006	225,001
Restricted stock units	501,160	78,850
Total potentially dilutive securities	2,902,076	1,847,429

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits. As of December 31, 2020, the Company was approximately $25,800,000 in excess of federally insured limits.

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

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth the Company’s customers that accounted for greater than 10% of its revenues for the years ended December 31, 2020 and 2019, respectively:

	Years Ended December 31,
Customer	2020	2019
A	47%	-%
B	46%	-%
C	-%	45%
D	-%	36%
E	-%	18%

Customer B accounted for 14% of the Company’s accounts receivable balance, while 86% was held by customers with less than 5% of the Company’s revenue for the year ended December 31, 2020.

The Company’s accounts receivable balance December 31, 2019 was held by a customer with less than 5% of the Company’s revenue for the year ended December 31, 2019.

Recently Adopted Accounting Pronouncements

In November 2018, the FASB issued Accounting Standards Update No. 2018-18 “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606” (“ASU 2018-18”). ASU 2018-18 clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under Topic 606, “Revenue from Contracts with Customers” when the counterparty is a customer. In addition, the update precludes an entity from presenting consideration from a transaction in a collaborative arrangement as customer revenue if the counterparty is not a customer for that transaction. On January 1, 2020, we adopted this standard and applied it retrospectively to January 1, 2018 when we initially adopted Topic 606. The adoption did not have an impact on our consolidated financial statements.

In August 2018, the Financial Accounting Standards Board (“FASB”), issued ASU, 2018-13 that eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The FASB developed the amendments to ASC 820 as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. The adoption of this pronouncement had no impact on our accompanying consolidated financial statements.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments by reducing the number of accounting models that require separate accounting for embedded conversion features. ASU 2020-06 also simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification and makes targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance. This update will be effective for the Company’s fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Entities can elect to adopt the new guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company is currently evaluating the impact of the pending adoption of the new standard on its financial statements and intends to adopt the standard as of January 1, 2024.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models previously used under U.S. generally accepted accounting principles, which generally require that a loss be incurred before it is recognized. The new standard also applies to financial assets arising from revenue transactions such as contract assets and accounts receivables. The Company is evaluating the impact on our accompanying consolidated financial statements.

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

NOTE 3 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	Years Ended December 31,
	2020	2019
Prepaid insurance	$623,627	$85,201
Other prepaid expenses	5,403	105,013
Advances for raw material purchases	-	450,691
Prepaid marketing costs	-	31,579
Deposits	-	28,115
Total other current assets	$629,030	$700,599

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Years Ended December 31,
	2020	2019

Vehicle	$149,916	$149,916
Computer equipment	112,615	109,509
Furniture and fixtures	94,053	93,464
Software	61,287	67,287
Leasehold improvements	28,247	58,613
Test equipment	25,395	20,493
	471,513	499,282
Less: accumulated depreciation	(308,429)	(247,036)
Total property and equipment	$163,084	$252,246

Depreciation expense for the years ended December 31, 2020 and 2019 was $97,759 and $143,459, respectively. During 2020, fully depreciated assets totaling $36,367 were written off.

NOTE 5 – INTANGIBLE ASSETS

On December 31, 2020, our intangible assets included patent costs totaling $158,710 (of which $133,112 represents patent pending costs which are not subject to amortization) less accumulated amortization of patent costs of $3,809 and license costs totaling $241,909 less accumulated amortization of license costs of $17,280. On December 31, 2019, our intangible assets included patent costs totaling $127,593 (of which $115,074 represents patent pending costs which are not subject to amortization) less accumulated amortization of patent costs of $1,249 and license costs totaling $200,000 (amortization of licenses did not begin until June 2020). Amortization expense for the year ended December 31, 2020 and 2019 was $19,840 and $1,055, respectively.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated amortization expense for the next five years for the patent and license cost currently being amortized is as follows:

Year Ending December 31,	Estimated Amortization
2021	$26,752
2022	$26,752
2023	$26,752
2024	$26,752
2025	$26,752

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	Years Ended December 31,
	2020	2019
Accrued payroll and other benefits	$2,125,981	$2,094,536
D&O insurance financing payable	479,712	33,660
Accrued interest	44,579	437,569
Accrued professional fees	115,000	104,602
Other accrued expenses	67,508	67,848
Accrued rent and facilities costs	-	24,584
Total accrued expenses and other current liabilities	$2,832,780	$2,762,799

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

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 18, 2019, the Company and Steward Capital entered into a letter of agreement to amend the Agreement (the “First Amendment”) to (i) extend and amend the maturity date, as defined in Section 1.1 of the Agreement, to read in its entirety “means September 9, 2020” (the “Maturity Date”); (ii) waive the repayment requirement to Steward Capital under Section 2.3 of the Agreement, in connection with the then proposed public offering of the Company as described in the Company’s Registration Statement on Form S-1, as amended, originally filed on April 12, 2019, and (iii) waive the restriction by Steward Capital on the prepayment of Indebtedness under Section 7.4 of the Agreement. In connection with the waivers, extension and amendment, the Company agreed to pay to Steward Capital, upon the earlier of (a) the completion of the public offering as set forth in Section 2.3 of the Agreement and (b) ten (10) days following the Company’s receipt of Steward’s written demand therefor, a fee equal to three percent (3%) of the current outstanding principal balance of the Loan (as defined in the Agreement), neither of which have occurred at the time of this filing. The Company concluded that the modifications created by the First Amendment resulted in a troubled debt restructuring under Accounting Standard Codification—Debt (Topic 470) as it was determined that a concession was granted by Steward Capital. However, as the future payments to be made subsequent to the modification are greater than the carrying value at the time of the modification, no gain or loss was required to be recognized on the troubled debt restructuring. As the difference between the effective interest rate method and the straight-line method is deemed immaterial, the Company will continue to amortize the deferred loan costs using the straight-line method over the remaining term of the Loan.

On October 28, 2019, the Company and Steward Capital entered into a letter of agreement to amend the Agreement, as amended (the “Second Amendment”) wherein the parties agreed to (i) extend and amend the due date for all accrued and unpaid interest starting September 2, 2019 to the Maturity Date and (ii) extend and amend the due date for the 3% fee payable to Steward Capital in connection with the First Amendment and waiver dated June 2019 to be payable on the Maturity Date. In connection with the extensions and amendments, the Company issued Steward Capital 120,000 shares of the Company’s common stock valued at $300,000 on December 15, 2019. The value was recorded as debt discount and amortized over the life of the Loan. The Company concluded that the modifications created by the Second Amendment resulted in a troubled debt restructuring under Accounting Standard Codification—Debt (Topic 470) as it was determined that a concession was granted by Steward Capital. However, as the future payments to be made subsequent to the modification are greater than the carrying value at the time of the modification, no gain or loss was required to be recognized on the troubled debt restructuring. As the difference between the effective interest rate method and the straight-line method is deemed immaterial, the Company will continue to amortize the deferred loan costs using the straight-line method over the remaining term of the Loan.

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

On September 4, 2020, the Company and Steward Capital entered into the Second Amendment to the Loan and Security Agreement (the “Second Amendment”) to (i) extend the Maturity Date to September 9, 2021 (the “Extended Maturity Date”) and agree to convert all accrued interest into the note, resulting in a new principal balance of $11,254,236, (ii) make all accrued and unpaid interest from September 9, 2020 through the date of maturity due on the Extended Maturity Date, (iii) on or before October 1, 2020, Company shall issue 40,000 shares of Company’s stock to Steward valued at $9.75 per share, or total of $390,000 (issued on September 30, 2020) and (iv) make the fee of 3% of the outstanding principal balance of the loan, or $300,000 (as defined in the First Amendment) due at the updated maturity date of September 9, 2021. The Company concluded that the modifications created by the Second Amendment resulted in a troubled debt restructuring under Accounting Standard Codification—Debt (Topic 470) as it was determined that a concession was granted by Steward Capital. However, as the future payments to be made subsequent to the modification are greater than the carrying value at the time of the modification, no gain or loss was required to be recognized on the troubled debt restructuring.

On December 9, 2020, the Company made a $5,000,000 payment to Steward Capital, applying $4,679,958 to principal and $320,042 to accrued interest. On December 31, 2020, the principal balance was $7,003,568, net of debt discount of $120,711 and accreted cost of $550,000. As of December 31, 2019, the principal balance was $10,000,000, net of debt discount of $252,933 and accreted cost of $359,828. On December 31, 2020 and 2019, accrued interest was $44,579 and $437,569, respectively, and included in accrued expenses and other current liabilities in the balance sheet in the accompanying consolidated financial statements. Interest expense for the years ended December 31, 2020 and 2019 was $1,181,288 and $1,349,782, respectively.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy Capital, LLC

On October 1, 2018, we entered into a loan and security agreement (the “Loan and Security Agreement”) with Energy Capital, LLC (“Energy Capital”) wherein Energy Capital made available to us an aggregate principal amount of up to $10,000,000 (the “Loan”). Between January 29 and August 13, 2019, the Company and Energy Capital entered into a series of secured term promissory notes (the “Promissory Notes”) for an aggregate of $10,000,000. The advance proceeds were utilized primarily for operating capital and inventory. The principal amount outstanding under the Promissory Notes bear interest at a per annum rate equal to the greater of (a) 11.25% or (b) 11.25% plus the Prime Rate (as published by the Wall Street Journal (National Edition)), less 3.25%. The Promissory Notes contain customary events of default and affirmative and negative covenants for transactions of this nature. Upon an event of default, Energy Capital has the right to require the Company to prepay the outstanding principal amount of the Promissory Notes plus all accrued and unpaid interest. All amounts outstanding under the Promissory Notes are secured by a lien on the Company’s assets, subject to terms of outstanding debt obligations, and become due and payable on the earlier to occur of September 30, 2019 or the completion by the Company of a capital raise with minimum proceeds to the Company of $20 million. On April 2, 2019, the Company and Energy Capital entered into a First Amendment to Loan and Security Agreement (the “First Amendment”) to (i) amend the notice provisions of an Advance Request under the Loan Agreement from at least five (5) business days to at least one (1) business day before the Advance Date, (ii) increase the amount of the Advance from up to $1,000,000 a month to up to $1,500,000 a month, and (iii) change the definition of the term Maturity Date from the earlier of September 30, 2019 or 10 business days following the date of an Underwritten Public Offering to September 30, 2020. The Promissory Notes, with an aggregate of $10,563,104 principal and interest outstanding, were converted into 4,225,242 Units on September 27, 2019 (see NOTE 9 for additional details), and the debt owed under the Promissory Notes was extinguished. As a result, the Promissory Notes terminated pursuant to their terms.

NOTE 8 – NOTES PAYABLE AND OTHER FINANCING AGREEMENTS

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

On both December 31, 2020 and 2019, the total outstanding balance of the convertible promissory note (the “Note”) was $300,000. The maturity date of the Note is based on the payment of 0.6% of quarterly gross revenue until 1.5 times the amount of the Note is paid. Accrued interest on December 31, 2020 and 2019 was $36,329 and $31,243, respectively. Interest expense for both years ended December 31, 2020 and 2019 was $15,000.

On September 27, 2019, the holder of the Note was granted a warrant to purchase 140,678 shares of common stock of the Company. The fair value of this warrant was recorded as financing costs in the accompanying consolidated financial statements. See NOTE 9 for further details.

Paycheck Protection Program Loan

On May 4, 2020, the Company applied for a loan pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as administered by the U.S. Small Business Administration (the “SBA”). The loan, in the principal amount of $666,091 (the “PPP Loan”), was disbursed by Wells Fargo Bank, National Association (“Lender”) on May 6, 2020, pursuant to a Paycheck Protection Program Promissory Note and Agreement (the “Note and Agreement”).

The program was later amended by the Paycheck Protection Flexibility Act of 2020 whereby debtors were granted a minimum maturity date of the five-year anniversary of the funding date and a deferral of ten months from the end of the covered period. The PPP Loan bears interest at a fixed rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence after the sixteen-month anniversary of the funding date. The Company did not provide any collateral or guarantees for the PPP Loan, nor did the Company pay any facility charge to obtain the PPP Loan. The Note and Agreement provides for customary events of default, including those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company may prepay the principal of the PPP Loan at any time without incurring any prepayment charges.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All or a portion of the PPP Loan may be forgiven by the SBA upon application to the Lender by the Company within 10 months after the last day of the covered period. The Lender will have 90 days to review borrower’s forgiveness application and the SBA will have an additional 60 days to review the Lender’s decision as to whether the borrower’s loan may be forgiven. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities, and certain covered mortgage interest payments during the twenty-four-week period beginning on the date of the first disbursement of the PPP Loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee earning more than $100,000, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. Although the Company currently believes that its use of the PPP Loan will meet the conditions for forgiveness of the PPP Loan, the Company cannot assure that the PPP Loan will be forgiven, in whole or in part. The Company is in discussion with the lender regarding the forgiveness of the loan, however no determination has been made at the time of the filing of this Form 10-K.

The Company has recorded $59,550 in current liabilities and $606,541 in long-term liabilities in the Company’s accompanying consolidated balance sheet. Accrued interest on December 31, 2020 and interest expense for the year ended December 31, 2020 was $4,362.

Future maturities of the loan payable, if not forgiven, are as follows:

Year Ending December 31,
2021	$59,550
2022	179,845
2023	181,652
2024	183,477
2025	61,561
$666,091

Extensions of Certain Loan Agreements, Financing Agreements and Promissory Notes

On August 7, 8 and 9, 2019, effective as of July 31, 2019, the Company and certain lenders entered into amendments to their respective debt agreements and promissory notes wherein one lender extended the maturity date on his loan to September 30, 2021 (the “September 2021 Extended Lender”) (discussed below), and the remaining lenders extended the maturity date of their loans to October 31, 2019 (the July 31, 2019 Amendment”). In addition to extending the maturity dates of those instruments to October 31, 2019, those lenders agreed that if the Company completes an equity offering of not less than $8,000,000 on or before the maturity date, at or at less than a specified offering price per security, the lenders shall extinguish their indebtedness in exchange for securities of the Company upon the same terms and conditions of the investors in such equity offering, provided Energy Capital participates in an extinguishment of all the indebtedness owed to it under the Loan Agreement in such equity offering.

Loan Agreements

In October 2007, Ondas Networks entered into a 6% per annum loan agreement, as amended, with a lender in the amount of $550,000 in connection with the issuance of common stock of Ondas Networks (the “October 2007 Loan”); however, the October 2007 Loan was not memorialized. The October 2007 Loan has been amended several times through June 30, 2019 (the “Amended October 2007 Loan”). Effective July 31, 2019, Ondas Networks further amended the Amended October 2007 Loan, as described above under the July 31, 2019 Amendment. On September 27, 2019, the lender exchanged $610,346 of principal and interest for 81,380 Units (see NOTE 9 for additional details). Pursuant to the terms of the July 31, 2019 Amendment, the outstanding principal and interest on September 27, 2019 was extinguished.

On December 31, 2013, Ondas Networks entered into a 10% per annum Promissory Note, as amended, with a lender in the amount of $250,000, of which $25,000 was repaid in February 2015 (the “December 2013 Note”). The original maturity of the December 2013 Note was December 31, 2014. On November 1, 2014, Ondas Networks entered into a Loan Agreement, as amended, with the Lender in the amount of $210,000. (the “November 2014 Loan”). The original maturity of the November 2014 Loan was March 16, 2015. The December 2013 Note and the November 2014 Loan have been amended several times and a portion of each note has been assigned through June 30, 2019 (the “Amended December 2013 Note” and Amended November 2014 Loan”, respectively). Effective July 31, 2019, Ondas Networks further amended the Amended December 2013 Note and Amended November 2014 Loan, as described above under the July 31, 2019 Amendment. On September 27, 2019, the lenders exchanged $586,181 of principal and interest for 78,158 Units (see NOTE 9 for additional details). Pursuant to the terms of the July 31, 2019 Amendment, the outstanding principal and interest on September 27, 2019 was extinguished.

On April 1, 2015, Ondas Networks entered into a 10% per annum Loan Agreement, as amended, with two individuals in the amount of $50,000 (the “April 2015 Note”). The original maturity of the April 2015 Note was July 1, 2015. The April 2015 Note has been amended several times through June 30, 2019 (the “Amended April 2015 Note”). Effective July 31, 2019, Ondas Networks further amended the Amended April 2015 Note, as described above under the July 31, 2019 Amendment. On September 27, 2019, the lender exchanged $71,556 of principal and interest for 9,541 Units (see NOTE 9 for additional details). Pursuant to the terms of the July 31, 2019 Amendment, the outstanding principal and interest on September 27, 2019 was extinguished.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financing Agreement

On November 3, 2016, Ondas Networks entered into a Purchase Order Financing Agreement with an accompanying 20% per annum Promissory Note, as amended, with an individual in the amount of $250,000 (the “November 2016 Note”). The original maturity of the November 2016 Note was the earlier of the payment of the purchase order for which the loan was advanced or 180 days after issuance. On December 20, 2016, Ondas Networks entered into a second Purchase Order Financing Agreement with an accompanying 10% per annum Promissory Note, as amended, with the same individual in the amount of $100,000 (the “December 2016 Note”). The original maturity of the December 2016 Note was the earlier of the payment of the purchase order for which the loan was advanced or 180 days after issuance. The November 2016 Note and the December 2016 Note have been amended several times through June 30, 2019 (the “Amended November 2016 Note” and Amended December 2016 Note”, respectively). Effective July 31, 2019, Ondas Networks further amended the Amended November 2016 Note and Amended December 2016 Note, as described above under the July 31, 2019 Amendment. On September 27, 2019, the lender exchanged $433,131 of principal and interest for 57,751 Units (see NOTE 9 for additional details). Pursuant to the terms of the July 31, 2019, Amendment the outstanding principal and interest on September 27, 2019 was extinguished.

On February 28, 2014, Ondas Networks entered into a Purchase Order Financing Agreement (the “Financing Agreement”) with a lender. Interest on the Financing Agreement accrued at 30% per annum for the first 104 days and at 51% per annum thereafter. Between June 2014 and January 2015, Ondas Networks received an aggregate of $660,000 of which $285,000 was repaid. The Financing Agreement has been amended several times through June 30, 2019 (the “Amended Financing Agreement”). Effective July 31, 2019, Ondas Networks further amended the Amended Financing Agreement, as described above under the July 31, 2019 Amendment. On September 27, 2019, the lender exchanged $1,030,593 of principal and interest for 137,413 Units (see NOTE 9 for additional details). Pursuant to the terms of the July 31, 2019 Amendment, the outstanding principal and interest on September 27, 2019 was extinguished.

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

In December 2015, pursuant to the terms of security purchase agreements entered into in connection with the Private Placement, Ondas Networks completed the sale of an aggregate of $325,000 in Private Placement Notes to Private Placement Noteholders, of which $25,000 was repaid during 2017, and issued them Private Placement Warrants to purchase an aggregate of 81,250 shares of common stock of Ondas Networks, with a term of ten years, at an exercise price of $2.00 and a fair value of $63,398. Between February and July 2016, pursuant to the terms of such security purchase agreements, Ondas Networks completed the sale of an aggregate of $925,000 in Private Placement Notes to Private Placement Noteholders and issued them Private Placement Warrants to purchase an aggregate of 231,250 shares of Ondas Networks common stock, with a term of ten years, at an exercise price of $2.00 and a fair value of $168,678. As of January 1, 2018, the Private Placement Warrants for the 312,500 shares of Ondas Networks common stock were surrendered to Ondas Networks in exchange for the opportunity to participate in a private placement of Ondas Networks’ shares dated April 13, 2018.

On September 27, 2019, the Private Placement Noteholders, excluding the September 2021 Extended Lender (discussed below), exchanged $1,201,960 of principal and interest for 160,262 Units (see NOTE 9 for additional details). Pursuant to the terms of the July 31, 2019 Amendment, the outstanding principal and interest on September 27, 2019 was extinguished.

September 2021 Extended Lender

On February 15 and June 7, 2016, the Company entered into two 10%, 18-month promissory notes for $100,000 each with an individual (the “Promissory Notes”). Pursuant to several amendments to the Promissory Notes through July 2019, (i) the Promissory Notes were extended to September 30, 2021 (the “Promissory Notes Maturity Date”), (ii) accrued and unpaid interest on the Promissory Notes totaling $39,921 was transferred to principal, and (iii) interest will be accrued from August 2019 through the Promissory Notes Maturity Date. On August 27, 2020, pursuant to a purchase agreement (see NOTE 9 for further details), the Company issued an aggregate of 132,890 shares of Series A Preferred to the holder of the Promissory Notes in exchange the principal and accrued interest then outstanding. The principal balance of the Promissory Notes on December 31, 2020 and 2019 was $0 and $239,921, respectively. Accrued interest on December 31, 2020 and 2019 was $0 and $9,997, respectively. Interest expense for the years ended December 31, 2020 and 2019 was $15,862 and $23,445, respectively.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

On December 31, 2020, the Company had 10,000,000 shares of preferred stock, par value $0.0001, authorized, of which 5,000,000 shares are designated as Series A (see below for details) and 5,000,000 shares are non-designated (“blank check”) shares.

Series A Preferred Stock Offering

On August 14, 2020, the Company entered into securities purchase agreements (the “2020 Purchase Agreements”) with certain purchasers (the “2020 Investors”), which provided for the sale of an aggregate of $4,435,000 ($4,483,749 after payment of offering expenses) and the exchange for debt of $265,779 of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred”) at a purchase price of $2.00 per share (the “Purchase Price”) (the “Offering”). On August 14, 2020 and August 27, 2020, pursuant to the 2020 Purchase Agreements, the Company issued an aggregate of 2,350,390 shares of Series A Preferred to the Investors (collectively the “2020 Closing”). In connection with the 2020 Closing, Eric Brock, the Company’s Chief Executive Officer purchased 157,500 shares of Series A Preferred.

The Company evaluated its Series A Preferred to determine if those instruments or embedded components of those instruments qualify as derivatives to be accounted for separately. The Preferred Shares include an embedded contingent automatic conversion option which is bifurcated from the Preferred Shares and recorded separately as a derivative liability, creating a discount to the Preferred Shares. The fair value of the embedded derivative is recorded as a liability and marked-to-market each balance sheet date, with the change in fair value recorded as other income (expense) in the Company’s accompanying consolidated statement of operations. The discount arising from the identification of the embedded conversion feature will not be accreted or amortized as the Series A Preferred has been classified in equity.

The Series A Preferred were offered and sold exclusively to accredited investors in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), as a transaction not involving a public offering, pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The 2020 Investors represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates and book entry statements issued in the transaction. The offer and sale of the securities were made without any general solicitation or advertising.

In connection with the closing of the Offering on December 8, 2020 (detailed below), the Company’s outstanding 2,350,390 shares of Series A Convertible Preferred Stock mandatorily converted into an aggregate of 979,361 shares of Common Stock, which includes an aggregate of 195,881 shares of Common Stock in connection with the 25% premium discussed below. Additionally, the Company issued an aggregate of 15,093 shares of Common Stock in lieu of declaring a dividend on shares of Series A Convertible Preferred Stock.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the event of any stock split, stock dividend, or stock combination, the number of shares deliverable and the conversion price of the Series A Preferred will be appropriately adjusted. In the event a Mandatory Conversion is triggered, if the offering price on the date such Mandatory Conversion is triggered is less than a 25% premium $6.00, the Company will issue additional shares of the Company’s common stock for each outstanding share of Series A Preferred to ensure the effective conversion price equals a 25% discount to $6.00.

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

In connection with the closing of the Offering on December 8, 2020 (detailed below), the Company’s outstanding 2,350,390 shares of Series A Convertible Preferred Stock mandatorily converted into an aggregate of 979,361 shares of Common Stock, which includes an aggregate of 195,881 shares of Common Stock in connection with the 25% premium discussed above. Additionally, the Company issued an aggregate of 15,093 shares of Common Stock in lieu of declaring a dividend on shares of Series A Convertible Preferred Stock. The shares of Common Stock issued in connection with the conversion were issued in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act, for securities exchanged by the Company and existing security holders where no commission or other remuneration is paid or given directly or indirectly by the Company for soliciting such exchange, and the shares of Common Stock issued in lieu of declaring a dividend were issued in reliance upon the exemption set forth in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder in a transaction not involving a public offering.

Common Stock

Reverse Stock Split

On November 3, 2020, the Board of Directors of the Company approved a one-for-three reverse stock split of the Company’s authorized and outstanding common stock, effective November 13, 2020 (the “Reverse Stock Split”).

On November 12, 2020, Company filed a Certificate of Change to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada to effect the Reverse Stock Split. The Reverse Stock Split became effective at 5:31 p.m., Eastern Time, on November 13, 2020. No fractional shares will be issued as a result of the Reverse Stock Split. Any fractional shares that would result from the Reverse Stock Split will be rounded up to the nearest whole share. Following the Reverse Stock Split, the Company has 116,666,667 shares of Common Stock authorized and 19,796,029 shares of Common Stock outstanding. On November 16, 2020, the Company’s Common Stock began trading on the OTCQB on a split-adjusted basis under the current trading symbol “ONDS” and the new CUSIP number 68236H 204.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Public Offering

On October 26, 2020, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (the “Form S-1”) for a public offering of its common stock, which was declared effective by the SEC on December 3, 2020.

On December 3, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc., acting as the representative for the underwriters identified therein (the “Underwriters”), relating to the Company’s public offering (the “Offering”) of 5,000,000 shares (the “Firm Shares”) of the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”). Pursuant to the Underwriting Agreement, the Company also granted the Underwriters a 30-day option (the “Option”) to purchase up to an additional 750,000 shares of Common Stock (the “Option Shares,” and together with the Firm Shares, the “Shares”) to cover over-allotments.

The Underwriters agreed to purchase the Firm Shares from the Company with the option to purchase the Option Shares at a price of $5.58 per share. The Firm Shares were offered, issued, and sold pursuant to the Form S-1 and accompanying prospectus filed with the SEC under the Securities Act of 1933, as amended (the “Securities Act”).

On December 8, 2020, the Company issued the Firm Shares and closed the Offering at a public price of $6.00 per share for net proceeds to the Company of approximately $26,762,000 after deducting the underwriting discount and offering fees and expenses payable by the Company. In connection with the Offering, on December 4, 2020, the Common Stock uplisted from the OTCQB and began trading on The NASDAQ Capital Market under the symbol “ONDS”.

The Underwriting Agreement includes customary representations, warranties, and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act, other obligations of the parties and termination provisions. The representations, warranties and covenants contained in the Underwriting Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to the agreement and were subject to limitations agreed upon by the contracting parties.

On December 16, 2020, the Underwriters exercised in full and closed on their over-allotment option to purchase an additional 750,000 shares of Common Stock from the Company. In connection with the over-allotment option, the Company received approximately $4,200,000 in additional net proceeds.

The table below details the net proceeds of the Public Offering.

Gross Proceeds:
Initial Closing	$30,000,000
Over-allotment Closing	4,500,000
34,500,000
Offering Costs:
Underwriting discounts and commissions	(2,415,000)
Other offering costs	(831,003)
Net Proceeds	$31,253,997

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

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 27, 2019 (the “Initial Closing Date”), pursuant to the Purchase Agreement, the Company issued an aggregate of 2,426,000 Units to the Investors (the “Initial Closing”). In connection with the Initial Closing, Eric Brock, the Company’s Chief Executive Officer, purchased 400,000 Units totaling $1,000,000. The aggregate gross proceeds to the Company from the Initial Closing were $6,065,000.

On October 30, 2019 (the “Second Closing Date”), pursuant to the Purchase Agreement, the Company issued an aggregate of 206,000 Units to the Investors (the “Second Closing”). The aggregate gross proceeds to the Company from the Second Closing were $515,000.

On November 27, 2019 (the “Third Closing Date”), pursuant to the Purchase Agreement, the Company issued an aggregate of 253,600 Units to the Investors (the “Third Closing”). The aggregate gross proceeds to the Company from the Third Closing were $634,000.

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

Stock Issued for Debt Extension

On September 9, 2020, the Company issued 120,000 shares of its common stock to Steward Capital in conjunction with an amendment to loan and security agreement (See NOTE 7 for further details).

On December 15, 2019, the Company issued 120,000 shares of its common stock to Steward Capital in conjunction with an amendment to loan and security agreement (See NOTE 7 for further details).

Conversion of Loan and Security Agreement with Energy Capital, LLC

In connection with the Initial Closing, on the Initial Closing Date, the Loan and Security Agreement by and between the Company and Energy Capital, a greater than five percent stockholder of the Company, with an aggregate of $10,563,104 principal and interest outstanding, was converted into of 1,408,414 Units (See NOTE 7 for further details).

Conversion of Notes Payable and Other Financing Agreements

In connection with the Initial Closing, on the Initial Closing Date, the notes payable and other financing agreements (the “Debt Obligations”) (see NOTE 8 for further details), with an aggregate of $3,933,767 principal and interest outstanding, were converted into an aggregate of 524,505 Units.

Warrants to Purchase Common Stock

We use the Black-Sholes-Morton option model (the “Black-Scholes Model”) to determine the fair value of warrants to purchase Common Stock of the Company (“Warrants”). The Black-Scholes Model is an acceptable model in accordance with the GAAP. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average term of the Warrant.

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

Warrants Granted During 2020

As of December 31, 2020, we had Warrants outstanding to purchase an aggregate of 1,879,803 shares of Common Stock with a weighted-average contractual remaining life of approximately 2.2 years, and exercise prices ranging from $0.03 to $9.75 per share, resulting in a weighted average exercise price of $9.16 per share. As of December 31, 2020, no warrants were exercised.

On May 6, 2020, the Company’s Board granted (i) an aggregate of 47,917 Warrants with an exercise price of $7.50 per share and a grant date fair value of $1.00 per share, and (ii) an aggregate of 9,793 Warrants with an exercise price of $6.39 per share and a grant date fair value of $1.71 per share.

On May 6, 2020, the Company also granted an aggregate of 231,543 Warrants with an exercise price of $7.50 per share and a grant date fair value ranging from $1.40 to $2.37 per share to certain former employees in exchange for 231,543 stock options to purchase Common Stock of the Company. The Company did not recognize any incremental compensation as a result of the exchange.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All of the above Warrants were granted to certain individuals for prior service to the Company. The Warrants are fully vested and have a term of five years. The Warrants were granted, and the shares of Common Stock underlying the Warrants will be issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, as a sale not involving any public offering. The assumptions used in the Black-Scholes Model are set forth in the table below.

Warrants Issued During 2019

On September 27, 2019, the Company granted an aggregate of 1,498,603 Warrants with an exercise price of $9.75 per share and a grant date fair value of $1.00 per share.

On October 30, 2019, the Company granted an aggregate of 41,206 Warrants with an exercise price of $9.75 per share and a grant date fair value of $1.05 per share.

On November 27, 2019, the Company granted an aggregate of 50,726 Warrants with an exercise price of $9.75 per share and a grant date fair value of $1.03 per share.

All of the above Warrants were granted to participants in our Securities Purchase Agreement (see above for further details). The Warrants are fully vested and have a term of three years. The Warrants were granted, and the shares of Common Stock underlying the Warrants will be issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, as a sale not involving any public offering. The assumptions used in the Black-Scholes Model are set forth in the table below.

Also, on September 27, 2019, the Company granted an aggregate of 46,893 three-year, fully vested Warrants with an exercise price of $0.03 per share and a grant date fair value of $7.47 per share to an individual lender for the purchase of an aggregate of 46,893 shares of Common Stock (see NOTE 7 for further details).

The assumptions used in the Black-Scholes Model are set forth in the table below.

	2020	2019
Stock price	$6.00	$7.50
Risk-free interest rate	0.24%	1.58-1.63%
Volatility	45.17%	38.50-39.57%
Expected life in years	3	3-5
Dividend yield	0.00%	0.00%

Equity Incentive Plan

In connection with the Closing, our board of directors (the “Board”) approved, and our stockholders adopted, the 2018 Equity Incentive Plan (the “2018 Plan”) pursuant to which 3,333,334 shares of our Common Stock has been reserved for issuance to employees, including officers, directors and consultants. The 2018 Plan shall be administered by the Board, provided however, that the Board may delegate such administration to the compensation committee (the “Committee”). Subject to the provisions of the 2018 Plan, the Board and/or the Committee shall have authority to grant, in its discretion, incentive stock options, or non-statutory options, stock awards or restricted stock purchase offers (“Equity Awards”).

Stock Options to Purchase Common Stock

On January 25, 2021, the Compensation Committee of the Board granted an aggregate of 90,000 stock options to purchase shares of the Company’s Common Stock (the “Options”) to certain non-employee directors for services prior to December 31, 2020, as a result we recognized $514,866 as stock-based compensation expense for the year ended December 31, 2020. The 10-year Options have an exercise price of $12.72 per share and a grant date fair value of $5.72 per share.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 6, 2020, the Compensation Committee of the Board granted an aggregate of 499,674 Options. The 10-year Options have an exercise price of $6.39 per share and a grant date fair value of $2.25 per share. These Options, granted pursuant to the Company’s 2018 Plan, were granted to employees and consultants of the Company in connection with their service to the Company.

On January 17, 2020, pursuant to the terms of a Severance Agreement, the Company granted an aggregate of 6,542 Options to a former employee, pursuant to the Company’s 2018 Plan. The 5-year Options have an exercise price of $7.50 per share and a grant date fair value of $2.37 per share. On May 6, 2020, the Option was, by mutual consent, changed to a Warrant, which Warrant is included in the discussion of Warrants above.

On September 27, 2019, pursuant to the terms of Severance Agreements, 225,001 incentive stock options with deferred distribution were promised to two former employees of the Company pursuant to the 2018 Plan (both employees participated in the restricted stock purchase offers (“RSUs”) discussed below). On May 6, 2020, the Options were, by mutual consent, changed to a Warrants, which Warrants are included in the discussion of Warrants above.

The assumptions used in the Black-Scholes Model are set forth in the table below.

	2020	2019
Stock price	$6.00-$12.72	$7.50
Risk-free interest rate	0.37-1.56%	1.56%
Volatility	42.03-52.67%	38.08%
Expected life in years	3-10	5
Dividend yield	0.00%	0.00%

A summary of our Option activity and related information follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance on December 31, 2018	-	$-	-
Granted	225,001	$9.75
Balance on December 31, 2019	225,001	$9.75	4.7
Granted	596,216	$7.36
Expired	(16,876)
Terminated	(4,792)
Canceled	(231,543)
Balance on December 31, 2020	568,006	$7.39	9.4
Vested and Exercisable at December 31, 2020	389,338	$7.85	9.5

Share-based compensation expense for Options charged to our operating results for the years ended December 31, 2020 and 2019 (approximately $1,397,000 and $435,000, respectively) is based on awards vested. We have not included an estimate for forfeitures due to our limited history and we revise based on actual forfeitures each period.

On December 31, 2020, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $233,000 which is expected to be recognized over a weighted-average period of 1.3 year. No tax benefit was realized due to a continued pattern of operating losses.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

On June 3, 2020, the Company entered into an agreement wherein restricted stock units (“RSU(s)”) for the issuance of 1,000,000 shares of the Company’s Common Stock, with deferred distribution, was granted and issued to Thomas V. Bushey, the Company’s President, pursuant to the 2018 Plan. Stock-based compensation expense for the year ended December 31, 2020 was $3,150,000. Non-vested RSUs as of December 31, 2020 totaled 625,0000 shares. The weighted average grant-date fair value for the RSU is $8.40. The weighted average vesting period of the RSU is 2.0 years. As of December 31, 2020, unrecognized compensation expense related to the unvested portion of the RSU was $5,250,000, which is expected to be recognized over a weighted average period of 1.25 years. On January 19, 2021, Thomas V. Bushey resigned as the Company’s. Effective January 19, 2021, (i) Mr. Bushey will have the right to receive 500,000 RSU Shares (375,000 RSU Shares vested as of December 31, 2020 and 125,000 RSU Shares on which the Compensation Committee accelerated vesting), which RSU Shares will be issued on June 3, 2022 pursuant to Mr. Bushey’s deferral election, and (ii) 500,000 RSU shares will be canceled.

During 2018, the Company entered into an agreement wherein RSUs for the issuance of 126,160 shares of the Company’s Common Stock (the “2018 RSUs”), with deferred distribution, was promised to a consultant pursuant to the 2018 Plan (the “RSU Agreement”). On September 21, 2020, the Company executed the RSU Agreement with the consultant. The 2018 RSUs vested upon the issuance of the RSU Agreement: however, the underlying shares of the Company’s Common Stock will not be issued and delivered to the consultant until December 1, 2021, at the request of the consultant. Stock-based compensation expense for the years ended December 31, 2020 and 2019 was $30,357 and $50,599, respectively. The grant-date fair value for the RSU is $0.64 per share. The vesting period of the RSU was 2.0 years. As of December 31, 2020, there was no unrecognized compensation expense related to these RSU’s. Also, during 2018, the Company entered into agreements where an aggregate of 136,161 RSUs pursuant to the 2018 Plan were promised to certain employees for services provided during 2019. In August 2019, certain of these employees were terminated and in accordance with their separation agreements, any liabilities related to their promised RSUs were eliminated. The Company recorded expense of $71,789 for the year ended December 31, 2019, with respect to such awards which is included in the accompanying consolidated financial statements. As of December 31, 2019, all stock-based compensation expense related to these RSU’s has been recognized.

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

NOTE 10 – INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	Years Ended December 31,
	2020	2019
Deferred Tax Assets:
Tax benefit of net operating loss carry-forward	$14,064,563	$11,828,268
Depreciation and amortization	-	27,949
Accrued liabilities	327,749	360,204
Stock based compensation	1,252,855	34,493
Deferred rent	15,778	-
R&D Credit	1,054,989	851,413
Total deferred tax assets	16,715,934	13,102,327

Deferred Tax Liability:
Depreciation	(36,897)	-
Amortization	(9,670)	-
Deferred rent	(14,344)	-
Total deferred tax liability	(60,911)	-
Total net deferred tax liability	16,655,023	13,102,327
Valuation allowance for deferred tax assets	(16,655,023)	(13,102,327)
Deferred tax assets, net of valuation allowance	$-	$-

The change in the Company’s valuation allowance is as follows:

	Years Ended December 31,
	2020	2019
Beginning of the year	$13,102,327	$7,856,050
Change in valuation account	3,552,696	5,246,277
End of the year	$16,655,023	$13,102,327

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the provision for income taxes with the amounts computed by applying the Federal income tax rate to income from operations before the provision for income taxes is as follows:

	Years Ended December 31,
	2020	2019
U.S. federal statutory rate	(21.0)%	(21.0)%
Federal true ups	1.8%	0.8%
State taxes, net of federal benefit	(6.2)%	(6.2)%
Change in valuation allowance	26.4%	27.1%

Nondeductible expenses	0.5%	0.5%
R&D credit	(1.5)%	(2.4)%

Foreign rate differential	-%	(0.2)%
China liquidation	-%	1.4%
Effective income tax rate	-%	-%

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

As of December 31, 2020 and 2019, the Company had approximately $51 million and $42 million respectively of Federal and state NOLs available to offset future taxable income. The Federal NOLs of $15 million generated in 2007 through 2017 will begin to expire in 2027 through 2037. The Federal NOLs of $36 million generated in 2018 through 2020 have no expiration. As of December 31, 2020 and 2019, the Company had approximately $1,055,000 and $851,000, respectively of Federal research and development credits available to offset future tax liability expiring from 2034 through 2040. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s Federal Carryforwards could be limited in the event of a change in ownership. As of December 31, 2020 the company has not completed an analysis as to whether or not an ownership change has occurred.

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

As of December 31, 2020, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

On March 27, 2020, H.R. 748, the Coronavirus Aid, Relief, and Economic Security Act, “the CARES ACT” was signed into legislation which includes tax provisions relevant to businesses that will impact taxes related to 2018, 2019, and 2020. Some of the significant tax law changes are to increase the limitation on deductible business interest expense for 2019 and 2020, allow for the five year carryback of net operating losses for 2018-2020, suspend the 80% limitation of taxable income for net operating loss carryforwards for 2018-2020, provide for the acceleration of depreciation expense from 2018 and forward on qualified improvement property, and accelerate the ability to claim refunds of AMT credit carryforwards.  The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of December 31, 2020.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases

On October 30, 2018, Ondas Networks entered into a Sublease with Texas Instruments Sunnyvale Incorporated, regarding the sublease of approximately 21,982 square feet of rentable space at 165 Gibraltar Court, Sunnyvale, CA 94089 (the “Gibraltar Sublease”), constituting the entire first floor of the premises (except the lobby and two stairwells), as defined under that certain Lease dated April 12, 2004, as amended by the First Lease Amendment dated March 15, 2005, a Second Amendment to Lease dated November 30, 2005, and a Third Amendment to Lease dated November 30, 2010 between Gibraltar Sunnyvale Holdings LLC and Texas Instruments Sunnyvale Incorporated. The Sublease began on November 1, 2018 and ends on February 28, 2021 at a base monthly rent of $28,577. A security deposit of $28,577 was paid upon execution of the Sublease. Rent expense for both years ended December 31, 2020 and 2019 was $312,301.

The future minimum lease payments related to the Gibraltar Sublease through the end of the current Gibraltar Sublease is $57,154.

NOTE 12 – RELATED PARTY TRANSACTIONS

Eric A. Brock, the Company’s Chief Executive Officer

●

On August 14, 2020, pursuant to the terms of the Series A Preferred Stock Offering, Mr. Brock purchased 52,500 shares of Series A Preferred totaling $315,000 (the “Series A Shares”). On December 8, 2020, the Series A Shares mandatorily converted into an aggregate of 66,676 shares of Common Stock, which includes an aggregate of 13,084 shares of Common Stock in connection with a 25% premium. and an aggregate of 842 shares of Common Stock in lieu of declaring a dividend on shares of Series A Convertible Preferred Stock. See NOTE 9 for details.

●	During the year ended December 31, 2020, we accrued $131,494 for salary owed during 2020 to Mr. Brock, which amount remains outstanding on December 31, 2020. On January 29, 2021, we paid Mr. Brock $64,344. The balance of $67,150 is expected to be paid during the second quarter of 2021.

●	Between April 16 and December 31, 2019, we accrued $141,667 in payroll for Mr. Brock. On March 12, 2020, Mr. Brock waived the accrued payroll.

●	On September 27, 2019, pursuant to the terms of a Securities Purchase Agreement (see NOTE 9), Mr. Brock, purchased 400,000 Units totaling $1,000,000.

Stewart G. Kantor, the Company’s President and Chief Financial Officer

●	During year ended December 31, 2020, we accrued $2,956 for salary owed during 2020 to Mr. Kantor.. As of December 31, 2020, the accrued balance was $274,831. On January 29, 2021, the Company paid Mr. Kantor $137,416. The balance of $137,415 is expected to be paid during the second quarter of 2021.

●	As of December 31, 2019, Mr. Kantor had accrued payroll totaling $280,209. On March 12, 2020, Mr. Kantor waived $8,334 in accrued salary.

Thomas V. Bushey, the Company’s President from June 3, 2020 and January 19, 2021

●	On January 19, 2021, Mr. Bushey resigned as the Company’s President. Effective January 19, 2021, Mr. Bushey will have the right to receive 500,000 RSU Shares (375,000 RSU Shares vested as of December 31, 2020 and 125,000 RSU Shares on which the Compensation Committee accelerated vesting), which RSU Shares will be issued on June 3, 2022 pursuant to Mr. Bushey’s deferral election.

●	For the period from June 3, 2020 to December 31, 2020, we accrued payroll and vacation amounts totaling $115,385 and $9,046, respectively. As of December 31, 2020, the total accrued balance was $124,431. On January 19, 2021, Mr. Bushey waived the accrued payroll amounts in the amount of $115,385.

Energy Capital, LLC

At the Closing, we entered into a Loan and Security Agreement with Energy Capital, a greater than 10% stockholder of the Company, pursuant to which Energy Capital loaned the Company an aggregate principal amount of $10,000,000 (see NOTE 8 for further details). The Promissory Notes, with an aggregate of $10,563,104 principal and interest outstanding, were converted into 1,408,414 Units in the aforementioned Purchase Agreement (see NOTE 9 for further details), and the debt owed under the Promissory Notes was extinguished.

ONDAS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SUBSEQUENT EVENTS

Resignation of Thomas V. Bushey

On January 19, 2021, Thomas V. Bushey resigned as the Company’s President. Mr. Bushey will continue to serve on the Company’s Board, and as a consultant to the Company. Pursuant to the terms of a Separation Agreement and General Release (the “Separation Agreement”) dated January 19, 2021 (the “Effective Date”), between Mr. Bushey and the Company, Mr. Bushey agreed to waive his entitlement to accrued salary in the amount of $125,256 and accrued vacation in the amount of $9,846 as of the Effective Date.

On June 3, 2020, Mr. Bushey and the Company entered into a Restricted Stock Unit Agreement (the “RSU Agreement”) pursuant to which Mr. Bushey was granted the right to receive three million shares of the Company’s common stock (or one million shares on a post-split basis) (the “RSU Shares”), upon the satisfaction of certain conditions. Upon the Effective Date, (i) Mr. Bushey will have the right to receive 500,000 RSU Shares (375,000 RSU Shares vested as of December 31, 2020 and 125,000 RSU Shares on which the Compensation Committee accelerated vesting), which RSU Shares will be issued on June 3, 2022 pursuant to Mr. Bushey’s deferral election, and (ii) 500,000 RSU shares will be canceled.

As part of the Separation Agreement, Mr. Bushey and the Company entered into a Consulting Agreement dated January 19, 2021 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Bushey will provide services to the Company at the direction of the Company’s Chief Executive Officer. The Consulting Agreement terminates on July 19, 2021, unless terminated earlier by the Company for cause, or through the mutual agreement of the parties. Mr. Bushey will be paid $7,500 per month for these services.

Lease Agreement

The lease for our offices and facilities for Ondas Networks at 165 Gibraltar Court, Sunnyvale, CA expired on February 28, 2021 and was verbally extended to March 31, 2021 under the same terms. On January 22, 2021, we entered into a 24-month lease (effective April 1, 2021) with Google LLC, the owner and landlord, wherein the base rate is $45,000 per month and including a security deposit in the amount of $90,000.

Compensation Committee Action

On January 25, 2021, the Compensation Committee of the Board of Directors of the Company approved the 2021 Director Compensation Policy (the “Policy”). The Policy is applicable to all directors that are not employees or compensated consultants of the Company. Pursuant to the Policy, the cash compensation to non-employee directors will be the following: i) quarterly board retainer - $2,500; (ii) additional Board Chair retainer - $2,000; (iii) additional Audit Committee Chair retainer - $2,000; (iv) additional Compensation Committee Chair retainer - $3,000; and (v) additional Nominating Committee Chair retainer - $1,000. Also, pursuant to the Policy, the annual equity award to non-employee directors will be restricted stock units representing $60,000. Also, pursuant to the Policy, non-employee directors will be reimbursed for reasonable out-of-pocket business expenses incurred in connection with business related to the Board of Directors.

In addition, on January 25, 2021, the Compensation Committee approved the following grants: (a) for Messrs. Cohen, Reisfield and Silverman (i) 5,000 restricted stock units pursuant to the 2018 Incentive Stock Plan, and (ii) 30,000 stock options, which are immediately exercisable, pursuant to the 2018 Incentive Stock Plan, at an exercise price of $12.72 per share with a ten year term, and (b) for Mr. Seidl and Ms. Sood (i) 5,000 restricted stock units pursuant to the 2018 Incentive Stock Plan, and (ii) 10,000 restricted stock units pursuant to the 2018 Incentive Stock Plan. Each restricted stock unit represents a contingent right to receive one share of common stock of the Company. The 5,000 restricted stock units granted to each of Messrs. Cohen, Reisfield, Silverman and Seidl and Ms. Sood vest in four successive equal quarterly installments with the first vesting date commencing on the first day of the next calendar quarter, provided that such director is a director of the Company on the applicable vesting dates. The 10,000 restricted stock units granted to Mr. Seidl and Ms. Sood vest in eight successive equal quarterly installments with the first vesting date commencing on the first day of the next calendar quarter, provided that such director is a director of the Company on the applicable vesting dates. All restricted stock units granted to these directors shall vest in full immediately upon a change in control.

Form S-3

On January 29, 2021, the Company filed a shelf Registration Statement on Form S-3 for up to $150,000,000 with the SEC (the “Form S-3”) for shares of its Common Stock; shares of its preferred stock, which the Company may issue in one or more series or classes; debt securities, which the company may issue in one or more series; warrants to purchase its Common Stock, preferred stock or debt securities; and units. The Form S-3 was declared effective by the SEC on February 5, 2021

Exercise of Warrants

During January 2021, certain warrant holders exercised their right to purchase an aggregate of 96,269 shares of the Company’s Common Stock at an exercise price of $9.75 totaling $938,623, all of which was received by the Company in January 2021.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2020. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of the period ended December 31, 2020, due to the existence of the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the control deficiencies identified during this evaluation and set forth below, our senior management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 due to the existence of a material weakness in internal control over financial reporting as described below.

As set forth below, management will take steps to remediate the control deficiencies identified below. Notwithstanding the control deficiencies described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition and results of operations as of and for the year ended December 31, 2020.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company did not maintain effective internal control over financial reporting as of the period ended December 31, 2020 due to the existence of the following material weakness identified by management:

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

Accordingly, management has determined that these control deficiencies constitute a material weakness. During 2020, management began implementing the Remediation Plan described herein and intends to continue working on it through the year ended December 31, 2021.

Management’s Remediation Plan

Management believes that progress has been made during the year ended December 31, 2020, and through the date of this report, to remediate the underlying causes of the material weakness in internal control over financial reporting by implementing additional systems and technologies to enhance the timeliness and reliability of financial data within the organization. Management intends to remediate the material weakness in the following manner:

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

Changes in internal control over financial reporting

Other than the Remediation Plan set forth above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

The following table sets forth information on our executive officers and directors as of the filing of this Report. The terms of service for each of our directors expires at our next annual meeting of shareholders or until their successors are duly elected and qualified. We do not have any promoters or control persons.

Name	Age	Position
Eric A. Brock	50	Chairman and Chief Executive Officer
Stewart G. Kantor	58	Director, President, Chief Financial Officer, Treasurer and Secretary
Thomas V. Bushey	40	Director
Richard M. Cohen	70	Director
Derek Reisfield	57	Director
Randall P. Seidl	57	Director
Richard H. Silverman	80	Director
Jaspreet Sood	47	Director

Family Relationships

There are no family relationships between our officers and members of our Board.

Business Experience of Directors and Executive Officers

The business experience of each of our directors and executive officers follows.

Information About Our Executive Officers

Eric A. Brock – Chairman of the Board and Chief Executive Officer

Mr. Brock was appointed as one of our directors and as our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on June 28, 2018. On September 28, 2018, following the completion of the Acquisition, he was appointed Chairman of the Board and resigned from the positions of Chief Financial Officer, Secretary and Treasurer. Mr. Brock also serves as Chairman of the Board and Chief Executive Officer of Ondas Networks Inc. since September 28, 2018. Mr. Brock is an entrepreneur with over 20 years of global banking and investing experience. He served as a founding Partner and Portfolio Manager with Clough Capital Partners, a Boston-based investment firm from 2000 to 2017. Prior to Clough, Mr. Brock was an investment banker at Bear, Stearns & Co. and an accountant at Ernst & Young, LLP. Mr. Brock holds an MBA from the University of Chicago and a BS from Boston College. Our Board believes that Mr. Brock’s experience in the public markets makes him well qualified to serve on our Board.

Stewart G. Kantor – Director, President, Chief Financial Officer, Treasurer and Secretary

Mr. Kantor was appointed as one of our directors and as our President, Chief Financial Officer, Treasurer and Secretary on September 28, 2018 following the completion of the Acquisition. Mr. Kantor served as our President from September 28, 2018 to June 2, 2020, and re-appointed our President on January 19, 2021, and continues to serve as our Chief Financial Officer, President, Treasurer and Secretary. Mr. Kantor is a co-founder of Ondas Networks Inc. and had served as its Chief Executive Officer since inception on February 16, 2006 until the completion of the Acquisition. He now serves as Chief Financial Officer, Treasurer and Secretary of Ondas Networks Inc. Mr. Kantor brings 30 years of experience in the wireless industry including senior level positions in business and product development, and marketing and finance at AT&T Wireless, BellSouth International and Nokia Networks. Since 2004, Mr. Kantor has focused exclusively on the development of private wireless data network technology for mission critical industries including electric utilities, oil and gas companies and the transportation industries. Mr. Kantor obtained his B.A. in Political Science from Columbia University in 1984 and an MBA in Finance from the Wharton School in 1991. We believe Mr. Kantor’s industry background and experience makes him well qualified to serve on our Board.

Non-Management Directors

Thomas V. Bushey – Director

Mr. Bushey was appointed as one of our directors effective June 3, 2020. Mr. Bushey served as our President from June 2, 2020 to January 19, 2021. Mr. Bushey has served as our consultant since January 19, 2021. Mr. Bushey has been Chief Executive Officer of Sunderland Capital, an investment management firm, since 2015. Prior to founding Sunderland Capital in 2015, Mr. Bushey was a portfolio manager at Blackrock. Previously he worked as an investment banker at Credit Suisse, as a private equity professional at Thayer Capital, and as a hedge fund analyst at Millennium Partners. Mr. Bushey earned a B.S in Economics from the Wharton School of the University of Pennsylvania. We believe that Mr. Bushey’s investment banking and private equity background and experience make him well qualified to serve on our Board.

Richard M. Cohen – Director

Mr. Cohen was appointed as one of our directors on September 28, 2018. Previously, he had served as a member of the Board of Ondas Networks Inc. since April 2016. He has been the President of Richard M Cohen Consultants since 1995, a company providing financial consulting services to both public and private companies. From March 2012 to July 2015, he was the Founder and Managing Partner of Chord Advisors, a firm providing outsourced CFO services to both public and private companies. From May 2012 to August 2013, he was the Interim CEO and member of the Board of Directors of CorMedix Inc. (NYSE: CRMD). From July 2008 to August 2012, Mr. Cohen was a member of the Audit Committee of Rodman and Renshaw, an investment banking firm. From July 2001 to August 2012, he was a partner with Novation Capital until its sale to a private equity firm. Mr. Cohen holds a BS with honors from the University of Pennsylvania (Wharton), an MBA from Stanford University and a CPA from New York State. He is considered an expert to Chair the Audit Committee of a publicly traded company. We believe that Mr. Cohen’s educational background and financial experience supporting publicly traded companies including as a CEO and Board member of a public traded company on the New York Stock Exchange makes him well qualified to serve on our Board.

Derek Reisfield – Director

Derek Reisfield was appointed as one of our directors on September 28, 2018. Previously, he had served as a member of the Board of Ondas Networks Inc. since April 2016. From December 2020 to the present, he has served as the President and CEO of Thetis Business Solutions, LLC. From 2018 to 2020, he served as an independent business consultant. From 2015 to December 2018, Mr. Reisfield served as Vice President, Strategy and Business Development of MetaRail, Inc. (formerly, Wayfare Interactive Technologies, Inc.), a company that provides commerce search capabilities to digital publishers and marketers. In 2008, Mr. Reisfield co-founded BBN Networks, LLC, formerly known as BBN Networks, Inc., a digital advertising and marketing solutions company focused on the B2B sector, where he served as Chief Executive Officer until 2014 and as Chairman until 2015. Mr. Reisfield was Executive Vice President and CFO of Fliptrack, Inc., a social mobile gaming company, from 2007 to 2008. He was an independent consultant from 2002 to 2007 working with digital startups and large consumer-oriented companies facing digital threats and opportunities. He was Co-Founder and Managing Principal of i-Hatch Ventures, LLC from 1999-2001, Co-Founder, Vice Chairman and Executive Vice President of Luminant, Inc., a digital consulting firm, from 1999-2000, Co-Founder and Chairman of Marketwatch, a financial and business news and information company, from 1997-1998, President CBS New Media from 1997-1998, Vice President, Business Development of CBS, 1996-97, Director of Strategic Management CBS and its predecessor Westinghouse Electric Corporation, Inc. 1996-1997. Prior to that, Mr. Reisfield was the Co-Founder of the Media and Telecommunications Practice of Mitchell Madison Group, LLC, a management consultancy and a leader of the Media and Telecommunications practice of McKinsey & Company, Inc. a management consultancy. He has served on several public corporation boards. Mr. Reisfield is a director emeritus of the San Francisco Zoological Society. Mr. Reisfield holds a BA from Wesleyan University, and an AM in Communications Management from the Annenberg School of Communications of USC in 1986. We believe Mr. Reisfield’s experience in senior leadership positions at both privately held and publicly traded technology companies, including holding board positions in corporate governance, make him a well-qualified candidate to serve on our Board.

Randall P. Seidl – Director

Randall P. Seidl was appointed as one of our directors on November 16, 2020. In September 2020, he founded and continues to serve as CEO of Sales Community, a sales social network with a mission to add value to technology sales professionals. In 2016, he founded and continues to serve as CEO of Top Talent Recruiting, a boutique contingency-based recruiting business. In 2013, he founded and continues to serve as CEO of Revenue Acceleration to help tech companies accelerate revenue growth. From 2009 to 2013, Mr. Seidl served as Sr. Vice President/General Manager of Hewlett Packard’s Americas and U.S. Enterprise Group. From 2006 to 2009, he served as Sr. Vice President/General Manager of Sun Microsystems’ North America business and as Vice President/General Manager for its Financial Services Area. From 2004 to 2006, he served as Vice President/General Manager of East Region at StorageTek. From 2003 to 2004, he served as CEO and director at Permabit, from 2000 to 2003 was co-founder and Executive Vice President of GiantLoop, and from 1996 to 1999 was Chairman and CEO of Workgroup Solutions. He began his career at EMC Corporation, holding various positions including Vice President of Open Systems Sales for North America from 1985 to 1996. Since 2015, Mr. Seidl has served as director of Data Dynamics, a privately-held company, a leader in intelligent file management solutions. Since 2014, he has served as director of Cloudgenera, a privately-held company, a leading supplier of vendor agnostic IT analytics that arm organizations with the business cases needed to optimize technology spend. He previously served as director of Datawatch Corporation (2015-2018, Nasdaq: DWCH, acquired by Altair). He continues to serve on the advisory boards or consults with DataRobot, Trilio, WekalO, ISG, CXO Nexus, EPODIUM, Arxscan, Infinidat, Scality, Corent, Open Legacy, Moveworks, Yellowbrick, Security Scorecard, CaptivateIQ, and Jellyfish. Mr. Seidl is a graduate of Boston College’s Carroll School of Management. Mr. Seidl serves as a trustee on Boston College’s Board of Trustees, on the Board of Trustees of St. Sebastian’s School, and is active with other charities. We believe Mr. Seidl’s experience in senior leadership positions at private/public technology companies and his private/public board experience makes him well-qualified to serve on our board of directors.

Richard H. Silverman – Director

Mr. Silverman was appointed as one of our directors on September 28, 2018. Previously, he had served as a member of the Board of Ondas Networks Inc. since April 2016. Mr. Silverman is a well-recognized and respected professional in the energy industry in Arizona and on a national level. He is past Chair of the board of directors for the Electric Power Research Institute; past Chair and former steering committee member of the Large Public Power Council; and former executive committee member of the board of directors for the American Public Power Association. Since August 2011, Mr. Silverman has been Of Counsel at Jennings, Strouss & Salmon, PLC, where he focuses his practice on energy law. Prior to joining the firm, he served as General Manager of Salt River Project from 1994 to 2011. Mr. Silverman holds a Juris Doctor from the University of Arizona and B.A. in Business from the University of Arizona. We believe Mr. Silverman’s prior experience as general manager of Salt River Project, one of the nation’s largest public power utilities serving approximately one million customers in the Phoenix metropolitan area, will help the Company navigate strategic issues in the rapidly changing electric utility industry with specific knowledge of the impact of renewables like solar energy on the electric grid and makes him well qualified to serve on our Board.

Jaspreet (Jas) Sood – Director

Ms. Sood was appointed as one of our directors on January 19, 2021. Ms. Sood is a seasoned sales executive who has developed strategic expertise in the areas of sales, product management, P&L management, operational transformation and go to market strategies. Since 2002, Ms. Sood has held a variety of executive level positions with Hewlett Packard Enterprise (“HPE”) (NYSE: HPE), and its predecessor companies in the areas of business operations, strategy, product management, and finance. She currently serves as North America Sales Vice President and General Manager, Infrastructure and Services, and is responsible for business performance related to Servers, Storage, AI-based Supercomputing, and Services. Ms. Sood holds an MBA with an emphasis in Technology Management from Pepperdine University and a bachelor’s degree in Economics from the University of California, Irvine. In 2018, 2019, and 2020, she was honored as a “CRN Power 100 Woman of the Channel” and is routinely featured as a guest speaker at various technology industry events. We believe Ms. Sood’s business experience makes her well qualified to serve on our board of directors.

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

Compensation Committee

Our compensation committee reviews and determines the compensation of all our executive officers. Our compensation committee consists of three directors, Messrs. Cohen, Silverman and Reisfield, each of whom is a non-employee member of our Board as defined in Rule 16b-3 under the Exchange Act and independent within the meaning of listing requirements of Nasdaq. Mr. Reisfield is the chairman of the compensation committee. Our Board has determined that the composition of our compensation committee satisfies the applicable independence requirements under, and the functioning of our compensation committee complies with the applicable listing requirements of Nasdaq and SEC rules and regulations. We intend to continue to evaluate and intend to comply with all future requirements applicable to our compensation committee. The principal duties and responsibilities of our compensation committee include:

●	establishing, overseeing and administering the Company’s employee compensation policies and programs;

●	reviewing and approving compensation and incentive programs and awards for the Company’s CEO, all other executive officers of the Company and the non-employee members of the Company’s Board; and

●	administering the Company’s equity compensation plans.

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

Item 11. Executive Compensation.

Summary Compensation Table

The table below sets forth compensation information for services rendered in all capacities for the last two fiscal years ended December 31, 2020 and 2019. The information includes the dollar value of base salaries, bonus awards, stock awards, non-qualified stock options (“Options”) grants and certain other compensation, if any, whether paid or deferred..

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonquali-fied Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eric A. Brock (1)	2020	$131,494	$-	$-	$-	$-	$-	$47,284	$178,778
(CEO)	2019	$200,000	$-	$-	$-	$-	$-	$27,819	$227,819

Stewart G. Kantor (2)	2020	$131,494	$-	$-	$-	$-	$-	$7,176	$138,670
(President, CFO, Treasurer and Secretary)	2019	$200,000	$50,000	$-	$-	$-	$-	$12,500	$262,500

Thomas V. Bushey (3)	2020	$115,385	$-	$3,150,000	$-	$-	$-	$-	$3,265,385
(former President)

(1)	In 2020, Mr. Brock’s salary of $131,494 was accrued. On January 29, 2021, Mr. Brock was paid $64,344 of the accrued amount. In 2019, Mr. Brock’s salary of $200,000 includes $58,333 paid between January 1 and April 15, 2019 and $141,667 accrued between April 16 and December 31, 2019. On March 12, 2020, Mr. Brock waived accrued payroll amounts in the amount of $141,667. All Other Compensation for 2020 and 2019 includes health insurance premiums paid on Mr. Brock’s behalf.
(2)	In 2020, Mr. Kantor’s salary of $131,494 includes $128,644 paid between January 1 and March 15, 2020 and May 13 and December 31, 2020, and $2,850 accrued between March 16 and May 12, 2020. On March 12, 2020, Mr. Kantor waived $8,334 of salary accrued in 2018 in the amount of $8,334. All Other Compensation for 2020 includes health insurance premiums paid on Mr. Kantor’s behalf totaling $744 and employer matching of 401(k) totaling $6,432. All Other Compensation for 2019 represents employer matching of 401(k).
(3)	In 2020, Mr. Bushey’s salary of $115,385 was accrued. On January 19, 2021, Mr. Bushey waived the accrued payroll in the amount of $115,385. In June 2020, Mr. Bushey was granted the right to receive 1,000,000 restricted stock units (the “RSU shares”). At the time of Mr. Bushey’s resignation as President in January 2021, Mr. Bushey had the right to receive 500,000 RSU Shares (375,000 vested as of December 31, 2020 and 125,000 of which the Compensation Committee accelerated vesting), which will be issued on June 3, 2022 pursuant to Mr. Bushey’s deferral election. The remaining 500,000 RSU shares were be canceled in January 2021.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding equity-based awards help by the named executive officer as of December 31, 2020.

Stock awards
	Number of shares or units of stock that have not been vested (#)	Market value of shares or units of stock that have not vested (1)
Eric A. Brock	-	-
Stewart G. Kantor	-	-
Thomas V. Bushey (2)	625,000	$5,831,250

(1)	Determined by multiplying the closing price of the Company’s Common Stock on December 31, 2020, $9.33, by the number of shares of Common Stock underlying the RSUs.

(2)	In June 2020, Mr. Bushey was granted the right to receive 1,000,000 restricted stock units (the “RSU shares”).

At the time of Mr. Bushey’s resignation as President in January 2021, Mr. Bushey had the right to receive 500,000 RSU shares (375,000 vested as of December 31, 2020 and 125,000 of which the Compensation Committee accelerated vesting), which will be issued on June 3, 2022 pursuant to Mr. Bushey’s deferral election. The remaining 500,000 RSU shares were be canceled in January 2021.

Employment Agreements with Executive Officers

Eric Brock serves as our Chief Executive Officer pursuant to an employment agreement entered into on September 28, 2018 (the “Brock Agreement”). The Brock Agreement provides for a continuous term and may be terminated by either party at any time. Pursuant to the Brock agreement, Mr. Brock will receive an initial salary of $200,000 per annum, subject to annual review by our Board. Mr. Brock is eligible to participate in benefit plans generally available to our employees. During 2020, in response to COVID-19 employee furloughs, Mr. Brock accepted a pay reduction of 90% for the period from March 21 to May 19, 2020 and a 35% pay reduction from May 20 to December 15, 2020. Mr. Brock’s salary was returned to 100% effective December 16, 2020.

Stewart Kantor serves as our President, Chief Financial Officer, Secretary and Treasurer pursuant to an employment agreement entered into on September 28, 2018 (the “Kantor Agreement”), which replaces the prior employment agreement he had with Ondas Networks. The Kantor Agreement provides for a continuous term and may be terminated by either party at any time.  Pursuant to the Kantor Agreement, Mr. Kantor will receive an initial salary of $200,000 per annum, subject to annual review by our Board. Mr. Kantor is eligible to participate in benefit plans generally available to our employees. During 2020, in response to COVID-19 employee furloughs, Mr. Kantor accepted a pay reduction of 90% for the period from March 21 to May 19, 2020 and a 35% pay reduction from May 20 to December 15, 2020. Mr. Kantor’s salary was returned to 100% effective December 16, 2020.

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

On June 3, 2020, the Company entered into an employment agreement with Thomas V. Bushey to serve as President of the Company. Pursuant to the employment agreement, Mr. Bushey will be paid an annual salary of $200,000 and will be eligible to participate in the benefits plans established for Company employees. Also, on June 3, 2020, Mr. Bushey was granted restricted stock units for 1,000,000 shares of the Company’s Common Stock pursuant to the Company’s 2018 Incentive Stock Plan, which shares will vest quarterly in equal amounts over a period of two years from the date of grant (with 125,000 shares vesting on the last day of each calendar quarter beginning on June 30, 2020), and which shares will not be issued and delivered to Mr. Bushey until June 3, 2022, at the request of Mr. Bushey.

Pursuant to the employment agreement, Mr. Bushey will be an at will employee of the Company. If (i) Mr. Bushey is terminated by the Company without Cause (as defined in the employment agreement), (ii) Mr. Bushey terminates his employment due to Constructive Termination (as defined in the employment agreement), or (iii) Mr. Bushey’s employment terminates as a result of his disability, the Company will provide Mr. Bushey the following compensation: (a) benefits accrued and vested through the date of termination pursuant to the Company’s plan benefits and (b) continued base salary and plan benefits on a monthly basis for a period of twelve (12) months following the date of termination. If terminated without cause, the Company will accelerate the vesting of all unvested restricted stock units. The payment of the severance payments described above are conditioned on Mr. Bushey’s continued compliance with the terms of the employment agreement and Mr. Bushey executing, delivering to the Company and not revoking a general release and non-disparagement agreement. The employment agreement contains standard non-compete and non-solicitation provisions.

On January 19, 2021, Mr. Bushey resigned as the Company’s President. Mr. Bushey will continue to serve on the Company’s Board, and as a consultant to the Company. Pursuant to the terms of a Separation Agreement and General Release (the “Separation Agreement”) dated January 19, 2021 (the “Effective Date”), between Mr. Bushey and the Company, Mr. Bushey agreed to waive his entitlement to accrued salary in the amount of $125,256 and accrued vacation in the amount of $9,846 as of the Effective Date. At the time of Mr. Bushey’s resignation as President in January 2021, Mr. Bushey had the right to receive 500,000 RSU Shares (375,000 vested as of December 31, 2020 and 125,000 of which the Compensation Committee accelerated vesting), which will be issued on June 3, 2022 pursuant to Mr. Bushey’s deferral election. The remaining 500,000 RSU shares were be canceled. As part of the Separation Agreement, Mr. Bushey and the Company entered into a Consulting Agreement dated January 19, 2021 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Bushey will provide services to the Company at the direction of the Company’s Chief Executive Officer. The Consulting Agreement terminates on July 19, 2021, unless terminated earlier by the Company for cause, or through the mutual agreement of the parties. Mr. Bushey will be paid $7,500 per month for these services.

Director Compensation

Our directors received no compensation during the year ended December 31, 2020.

On January 25, 2021, the Compensation Committee (the “Compensation Committee”) of the Board of Directors of Ondas Holdings Inc. (the “Company”) approved the 2021 Director Compensation Policy (the “Policy”). The Policy is applicable to all directors that are not employees or compensated consultants of the Company. Pursuant to the Policy, the cash compensation to non-employee directors will be the following: (i) quarterly board retainer - $2,500; (ii) additional Board Chair retainer - $2,000; (iii) additional Audit Committee Chair retainer - $2,000; (iv) additional Compensation Committee Chair retainer - $3,000; and (v) additional Nominating Committee Chair retainer - $1,000. Also, pursuant to the Policy, the annual equity award to non-employee directors will be restricted stock units representing $60,000. Also, pursuant to the Policy, non-employee directors will be reimbursed for reasonable out-of-pocket business expenses incurred in connection with business related to the Board of Directors.

In addition, on January 25, 2021, the Compensation Committee approved the following grants: (a) for Messrs. Cohen, Reisfield and Silverman (i) 5,000 restricted stock units pursuant to the 2018 Incentive Stock Plan, and (ii) 30,000 stock options, which are immediately exercisable, pursuant to the 2018 Incentive Stock Plan, at an exercise price of $12.72 per share with a ten year term, and (b) for Mr. Seidl and Ms. Sood (i) 5,000 restricted stock units pursuant to the 2018 Incentive Stock Plan, and (ii) 10,000 restricted stock units pursuant to the 2018 Incentive Stock Plan. Each restricted stock unit represents a contingent right to receive one share of common stock of the Company. The 5,000 restricted stock units granted to each of Messrs. Cohen, Reisfield, Silverman and Seidl and Ms. Sood vest in four successive equal quarterly installments with the first vesting date commencing on the first day of the next calendar quarter, provided that such director is a director of the Company on the applicable vesting dates. The 10,000 restricted stock units granted to Mr. Seidl and Ms. Sood vest in eight successive equal quarterly installments with the first vesting date commencing on the first day of the next calendar quarter, provided that such director is a director of the Company on the applicable vesting dates. All restricted stock units granted to these directors shall vest in full immediately upon a change in control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Security Ownership Table

As of March 8, 2021, the following table sets forth certain information with respect to the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) by each of our current directors and executive officers as identified herein, and (iii) all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock, non-qualified stock options (“Options”), and common stock purchase warrants (“Warrants”) that are currently exercisable or convertible into shares of our common stock within sixty (60) days of the date of this document, are deemed to be outstanding and to be beneficially owned by the person holding the Options or Warrants for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, the address for all officers and directors listed below is 61 Old South Road, #495, Nantucket, MA 02554.

Name and Address of Officer and Directors	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Eric A. Brock (Chairman of the Board and Chief Executive Officer) (2)	1,957,873	7.33%
Stewart G. Kantor (Director, President, Chief Financial Officer, Treas. and Sec.) (3)	908,445	3.41%
Thomas V. Bushey (Director) (4)	-	*
Richard M. Cohen (Director) (5)	55,564	*
Derek Reisfield (Director) (6)	55,564	*
Randall P. Seidl (Director) (7)	2,500	*
Richard H. Silverman (Director) (8)	55,564	*
Jaspreet Sood (Director) (9)	2,500	*
All Officers & Directors as a Group (8 persons) (10)	3,038,010	11.33%
Name and Address of Stockholders
Energy Capital, LLC(11)	5,796,455	21.20%

*	Represents beneficial ownership of less than 1%.
(1)	Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them. Applicable percentage of ownership is based on 26,637,038 shares of common stock currently outstanding, as adjusted for each stockholder.
(2)	Mr. Brock exercises sole voting and dispositive power over the 1,891,206 shares of common stock and 66,667 shares of common stock issuable upon exercise of Warrants. The percentage beneficially owned is based on 26,703,705 shares which would be outstanding if Mr. Brock exercised the Warrants within sixty days of March 8, 2021.
(3)	Mr. Kantor exercises sole voting and dispositive over the 908,445 shares of common stock. The percentage beneficially owned is based on 26,637,038 shares.
(4)	Mr. Bushey was granted the right to receive 1,000,000 restricted stock units (the “RSU shares”). At the time of Mr. Bushey’s resignation as President, Mr. Bushey had the right to receive 500,000 RSU Shares (375,000 vested as of December 31, 2020 and 125,000 of which the Compensation Committee accelerated vesting), which will be issued on June 3, 2022 pursuant to Mr. Bushey’s deferral election.
(5)	Mr. Cohen exercises sole voting and dispositive power over 24,314 shares of common stock, 30,000 shares of common stock issuable upon exercise of an option and 1,250 shares of common stock issuable upon the vesting of restricted stock units (“RSUs”). The percentage beneficially owned is based on 26,668,288 shares which would be outstanding if Mr. Cohen exercised the option and RSUs were issued within sixty days of March 8, 2021.
(6)	Mr. Reisfield exercises sole voting and dispositive power over 24,314 shares of common stock, 30,000 shares of common stock issuable upon exercise of an option and 1,250 shares of common stock issuable upon the vesting of RSUs. The percentage beneficially owned is based on 26,668,288 shares which would be outstanding if Mr. Reisfield exercised the option and the vested RSUs were issued within sixty days of March 8, 2021.
(7)	Mr. Seidl exercises sole voting and dispositive power over 2,500 shares of common stock issuable upon the vesting of RSUs. The percentage beneficially owned is based on 26,639,538 shares which would be outstanding if the vested RSUs were issued within sixty days of March 8, 2021.
(8)	Mr. Silverman exercises sole voting and dispositive power over 24,314 shares of common stock, 30,000 shares of common stock issuable upon exercise of an option and 1,250 shares of common stock issuable upon the vesting of RSUs. The percentage beneficially owned is based on 26,668,288 shares which would be outstanding if Mr. Silverman exercised the option and the vested RSUs were issued within sixty days of March 8, 2021.
(9)	Ms. Sood exercises sole voting and dispositive power over 2,500 shares of common stock issuable upon the vesting of RSUs. The percentage beneficially owned is based on 26,639,538 shares which would be outstanding if the vested RSUs were issued within sixty days of March 8, 2021.

(10)	The percentage beneficially owned is based on 26,802,455 shares which would be outstanding if all of the above described option warrants were exercised and the vested RSUs were issued within sixty days of March 8, 2021.
(11)	The address for Energy Capital, LLC (“Energy Capital”) is 13650 Fiddlesticks Blvd., Suite 202-324, Ft. Myers, FL 33912. Robert J. Smith is the sole owner of Energy Capital and exercises sole voting and dispositive power over the 5,092,248 shares of common stock and 704,207 shares of common stock issuable upon exercise of Warrants. The percentage beneficially owned is based on 27,341,245 shares which would be outstanding if Mr. Smith exercised the Warrants owned by Energy Capital within sixty days of March 8, 2021.

EQUITY COMPENSATION PLAN INFORMATION

The following table shows the number of securities to be issued upon exercise of outstanding options as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	568,006	$7.39	3,333,334
Equity compensation plans not approved by security holders	—	—	—
Total	568,006	$7.39	3,333,334

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

Related Party Transactions

On August 14, 2020, Mr. Brock entered into a Securities Purchase Agreement with other subscribers in which he purchased 52,500 shares of Series A Preferred Convertible Preferred Stock (“Series A Preferred”) at a purchase price of $6.00 per share. On December 8, 2020, along with all other holders of Series A Preferred Mr. Brock converted his 52,500 shares of Series A Preferred into 66,676 shares of Common Stock of the Company, which includes an aggregate of 13,084 shares of Common Stock in connection with a 25% premium. and an aggregate of 842 shares of Common Stock in lieu of declaring a dividend on shares of Series A Convertible Preferred Stock..

On September 27, 2019, Mr. Brock entered into a Securities Purchase Agreement with other subscribers in which he purchased 133,334 units (wherein a unit consisted of one share of common stock and one-half of one warrant to purchase one share of Company common stock (the “Investor Warrant”)) of the Company for $1,000,000. The Investor Warrant for 66,667 underlying shares of common stock vests six months from the date of the Securities Purchase Agreement and may be exercised at a price of $9.75 per share.

On September 27, 2019, Energy Capital entered into a Securities Purchase Agreement with other subscribers in which it converted an aggregate of $10,563,104 principal and interest outstanding under the Loan and Security Agreement into an aggregate of 1,408,414 Units (wherein a unit consisted of one share of common stock and one-half of one warrant to purchase one share of Company common stock (the “Investor Warrant”)) of the Company. At the closing of the transaction, the debt owed under the Loan and Security Agreement was extinguished and the Loan terminated pursuant to its terms. Energy Capital owns 704,207 shares of common stock underlying the Investor Warrant, which Investor Warrant vests six months from the date of the Securities Purchase Agreement and may be exercised at a price of $9.75 per share.

In connection with the Acquisition and pursuant to a Common Stock Repurchase Agreement dated September 28, 2018, we purchased from Energy Capital, a more than 10% stockholder, 10,866,667 (post-split) shares of our common stock in exchange for the payment of $3,260. The repurchased shares were cancelled and returned to the authorized but unissued shares of the Company. In connection with the Acquisition, we also entered into the Loan and Security Agreement with Energy Capital pursuant to which Energy Capital agreed to lend an aggregate principal amount of up to $10 million, subject to specified conditions. During 2019, we drew down the entire $10 million, with all advances used for operating capital. As stated above, the loan and interest outstanding was converted into Units as part of the September 27, 2019 Securities Purchase Agreement

Between April 16 and December 31, 2019, we accrued $141,667 for salary owed during 2019 to Mr. Brock, the Company’s Chief Executive Officer. On March 14, 2020, Mr. Brock waived accrued payroll amounts in the amount of $141,667. Between January 1 and December 15, 2020 we accrued $131,494 for salary owed during 2020 to Mr. Brock, which amount remains outstanding on December 31, 2020.

As of December 31, 2017, Ondas Networks accrued $271,875 in salary owed for 2016 and 2017 to Stewart Kantor, Chief Executive Officer of Ondas Networks. As of December 31, 2018, Ondas Networks accrued an additional $8,334 for salary owed during 2018 to Mr. Kantor. On March 14, 2020, Mr. Kantor waived accrued payroll amounts in the amount of $8,334. As of December 31, 2020, Ondas Networks accrued an additional $2,956 for salary owed during 2020 to Mr. Kantor. On January 29, 2021, the Company paid Mr. Kantor $137,416. The balance of $137,415 is expected to be paid during the second quarter of 2021.

Between June 2 and December 31, 2020, we accrued $115,385 for salary owed to Thomas V. Bushey, then President of the Company. On January 19, 2021, Mr. Bushey waived the accrued payroll amounts in the amount of $115,385. For a discussion of the Separation Agreement with Mr. Bushey, including the Consulting Agreement see Item 11 Executive Compensation.

As of December 31, 2017, Ondas Networks accrued $178,125 in salary owed for 2016 and 2017 to Menashe Shahar, an employee of Ondas Networks and more than 5% stockholder of Ondas Holdings. As of December 31, 2018, Ondas Networks accrued an additional $8,334 for salary owed during 2018 to Mr. Shahar. On January 29, 2021, the Company paid Mr. Shahar $93,229. The balance of $93,230 is expected to be paid during the second quarter of 2021.

Director Independence

A majority of our Board is independent under the rules of Nasdaq. Our Board has undertaken a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our Board has determined that Messrs. Cohen, Reisfield, Seidl, Silverman and Ms. Sood are “independent directors” as defined under the rules of Nasdaq.

Item 14. Principal Accountant Fees and Services.

Rosenberg Rich Baker Berman, P.A. (“RRBB”) has served as the Company’s independent registered public accounting firm since June 28, 2018.

Aggregate fees billed to the Company for the years ended December 31, 2020 and 2019 by RRBB were as follows:

	For the years ended December 31,
	2020	2019

Audit Fees	$124,915	$90,000
Audit-Related Fees	6,558	-
Tax Fees	10,000	10,000
All Other Fees	50,000	47,240
	$191,473	$147,200

Audit fees and audit-related fees consist of fees associated with the annual audit, including the reviews of our quarterly reports. Tax fees included the preparation on our tax returns. All other fees consist of fees associated with services provided related to all other filings with the SEC as well as consents.

On September 28, 2018, the Audit Committee of our Board adopted a policy and related procedures requiring its pre-approval of all audit and non-audit services to be rendered by its independent registered public accounting firm. These policies and procedures are intended to ensure that the provision of such services do not impair the independent registered public accounting firm’s independence. These services may include audit services, audit related services, tax services and other services. All services provided by RRBB during the years ended December 31, 2020 and 2019 were approved by the Audit Committee.

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Name of Document

2.1	Agreement and Plan of Merger and Reorganization, dated as of September 28, 2018, by and among the Registrant, Zev Merger Sub, Inc. and Ondas Networks Inc. (incorporated herein by reference to Exhibit No. 2.1 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271))

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated September 28, 2018 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271))

3.2	Amended and Restated Bylaws of the Registrant, dated September 28, 2018 (incorporated herein by reference to Exhibit No. 3.2 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271))

3.3	Certificate of Designation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 17, 2020 (File No. 000-56004).

3.4	Certificate of Change (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 13, 2020 (File No. 000-56004))

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-3 filed on January 29, 2021 (File No. 333-252571))

4.2	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 1, 2019 (File No. 000-56004).

4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 1, 2019 (File No. 000-56004).

4.4	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 1, 2019 (File No. 000-56004).

4.5	Description of Registrant’s Securities*

10.1	Form of Lock-up Agreement executed by the former stockholders of Ondas Networks Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271))

10.2	Lease Agreement, dated November 11, 2013, between Full Spectrum Inc. and SCP-1, LP (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271))

10.3	Amendment to Lease Agreement, dated October 16, 2017, between Full Spectrum Inc. and SCP-1, LP (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271))

10.4	Loan and Security Agreement, dated as of March 9, 2018, by and between Full Spectrum Inc. and Steward Capital Holdings, LP (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271))

10.5	Form of Secured Promissory Note issued to Steward Capital Holdings, LP by Ondas Networks Inc. dated March 19, 2018 (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271))

10.6	Secured Promissory Note for $5,000,000 issued to Steward Capital Holdings, LP by Ondas Networks Inc. dated October 9, 2018 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 15, 2018 (File No. 333-205271))

10.7	Form of Securities Purchase Agreement of Ondas Networks Inc. (formerly Full Spectrum Inc.) (incorporated herein by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2018 (File No. 333-205271))

10.8	Form of Security Purchase Agreement (incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on January 7, 2019 (File No. 000-56004))

10.9	Form of Convertible Promissory Note (incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on January 7, 2019 (File No. 000-56004))

10.10	First Amendment to Loan and Security Agreement, dated as of June 18, 2019, by and between Ondas Networks Inc. and Steward Capital Holdings, LP (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 18, 2019 (File No. 000-56004)).

10.11	Amendment to Secured Promissory Notes dated June 18, 2019 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 18, 2019 (File No. 000-56004)).

10.12	Form of First Amendment to Lock-Up Agreement. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2019 (File No. 000-56004).

10.13	Form of Securities Purchase Agreement, dated September 27, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2019 (File No. 000-56004).

10.14	Form of Registration Rights Agreement, dated September 27, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2019 (File No. 000-56004).

10.15	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2019 (File No. 000-56004).

10.16	Second Amendment to Loan and Security Agreement, dated as of October 28, 2019, by and between Ondas Networks Inc. and Steward Capital Holdings, LP. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 1, 2019 (File No. 000-56004).

10.17	Paycheck Protection Program Promissory Note and Agreement, dated as of May 7, 2020, by and between Ondas Networks Inc. and Steward Capital Holdings, LP. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2020 (File No. 000-56004).

10.18	Form of Warrant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 7, 2020 (File No. 000-56004).

10.19	Employment Agreement, dated June 3, 2020, between Ondas Holdings Inc. and Thomas Bushey.# (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2020 (File No. 000-56004).

10.20	Amended and Restated Employment Agreement, dated June 3, 2020, between Ondas Holdings Inc. and Eric Brock.# (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 3, 2020 (File No. 000-56004).

10.21	Amended and Restated Employment Agreement, dated June 3, 2020, between Ondas Holdings Inc. and Stewart Kantor.# (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 3, 2020 (File No. 000-56004).

10.22	2018 Equity Incentive Plan# (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271))

10.23	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 7, 2020 (File No. 000-56004).

10.24	Form of Restricted Stock Unit Agreement.# (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 3, 2020 (File No. 000-56004).

10.25	Form of Nonstatutory Stock Option Agreement.# (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 3, 2020 (File No. 000-56004).

10.26	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 17, 2020 (File No. 000-56004).

10.27	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2020 (File No. 000-56004).

10.28	Second Amendment to Loan and Security Agreement, dated as of September 4, 2020, by and between Ondas Networks Inc. and Steward Capital Holdings, LP. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 11, 2020 (File No. 000-56004).

10.29	Second Amendment to Secured Promissory Notes dated as of September 4, 2020, by and between Ondas Networks Inc. and Steward Capital Holdings, LP. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 11, 2020 (File No. 000-56004).

21	Subsidiaries of the Registrant*

23.1	Consent of Rosenberg Rich Baker Berman, P.A.*

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated March 8, 2021*

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated March 8, 2021*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated March 8, 2021**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated March 8, 2021**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*	Filed herewith.
**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.
#	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 8, 2021

ONDAS HOLDINGS INC.

By:	/s/ Eric A. Brock
Eric A. Brock
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Stewart G. Kantor
Stewart G. Kantor
Chief Financial Officer
(Principal Financial Officer
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric A. Brock	Chairman and Chief Executive Officer	March 8, 2021
Eric A. Brock

/s/ Stewart G. Kantor	Director, President, Chief Financial Officer,	March 8, 2021
Steward G. Kantor	Treasurer and Secretary

/s/ Thomas V. Bushey	Director	March 8, 2021
Thomas V. Bushey

/s/ Richard M. Cohen	Director	March 8, 2021
Richard M. Cohen

/s/ Derek Reisfield	Director	March 8, 2021
Derek Reisfield

/s/ Randall P. Seidl	Director	March 8, 2021
Randall P. Seidl

/s/ Richard H. Silverman	Director	March 8, 2021
Richard H. Silverman

/s/ Jaspreet Sood	Director	March 8, 2021
Jaspreet Sood