Form 10-Q
period 2021-03-31
Ondas Holdings Inc.
filed 2021-05-17
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

(888) 350-9994

(Registrant’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock par value $0.0001	ONDS	The Nasdaq Stock Market LLC

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

The number of shares outstanding of the issuer’s common stock as of May 17, 2021 was 26,672,040.

ONDAS HOLDINGS INC.

i

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$24,026,187	$26,060,733
Accounts receivable, net	19,226	47,645
Inventory, net	1,152,247	1,152,105
Other current assets	1,003,482	629,030
Total current assets	26,201,142	27,889,513

Property and equipment, net	196,223	163,084

Other Assets:
Intangible assets, net	332,603	379,530
Lease deposits	118,577	28,577
Deferred offering costs	99,958	-
Operating lease right of use assets	-	51,065
Total other assets	551,138	459,172
Total assets	$26,948,503	$28,511,769

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,934,803	$2,368,203
Operating lease liabilities	-	56,168
Accrued expenses and other current liabilities	2,181,299	2,832,780
Secured promissory note, net of debt discount of $59,914 and $120,711, respectively	7,064,364	7,003,568
Deferred revenue	56,184	165,035
Notes payable	104,343	59,550
Total current liabilities	11,340,993	12,485,304

Long-Term Liabilities:
Notes payable	$861,748	906,541
Accrued interest	36,829	36,329
Total long-term liabilities	898,577	942,870
Total liabilities	12,239,570	13,428,174

Commitments and Contingencies

Stockholders’ Equity

Preferred stock - par value $0.0001; 5,000,000 and 10,000,000 shares authorized; at March 31, 2021 and December 31, 2020, respectively, and none issued or outstanding at March 31, 2021 and December 31, 2020, respectively	-	-
Preferred stock, Series A - par value $0.0001; 5,000,000 shares authorized; Common stock - par value $0.0001; 116,666,667 shares authorized; 26,672,040 and 26,540,769 issued and outstanding, respectively
March 31, 2021 and December 31, 2020, respectively	2,667	2,654
Additional paid in capital	83,093,932	80,330,488
Accumulated deficit	(68,387,666)	(65,249,547)
Total stockholders’ equity	14,708,933	15,083,595
Total liabilities and stockholders’ equity	$26,948,503	$28,511,769

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Revenues, net	$1,164,764	$200,198
Cost of goods sold	555,350	181,092
Gross profit	609,414	19,106

Operating expenses:
General and administration	2,408,854	908,587
Sales and marketing	187,372	549,018
Research and development	894,576	892,929
Total operating expenses	3,490,802	2,350,534

Operating loss	(2,881,388)	(2,331,428)

Other income (expense)
Other income (expense)	(34,176)	9,013
Interest income	32	92
Interest expense	(222,587)	(484,962)
Total other income (expense)	(256,731)	(475,857)

Loss before provision for income taxes	(3,138,119)	(2,807,285)

Provision for income taxes	-	-

Net loss	(3,138,119)	(2,807,285)

Net loss per share - basic and diluted	$(0.12)	$(0.14)

Weighted average number of common shares outstanding, basic and diluted	26,672,040	19,756,154

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2019	19,756,154	$1,976	$39,339,449	$(51,771,667)	(12,430,242)
Stock-based compensation	-	-	25,599	-	25,599
Forgiveness of accrued officers salary	-	-	150,002	-	150,002
Net loss	-	-	-	(2,807,285)	(2,807,285)

Balance, March 31, 2020	19,756,154	$1,976	$39,515,050	$(54,578,952)	$(15,061,926)

Balance, December 31, 2020	26,540,769	$2,654	$80,330,488	$(65,249,547)	15,083,595
Stock-based compensation	-	-	1,348,462	-	1,348,462
Shares issued in exercise of warrants	131,271	13	1,279,879	-	1,279,892
Forgiveness of accrued officers salary	-	-	135,103	-	135,103
Net loss	-	-	-	(3,138,119)	(3,138,119)

Balance, March 31, 2021	26,672,040	$2,667	$83,093,932	$(68,387,666)	$14,708,933

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(3,138,119)	$(2,807,285)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	25,142	24,648
Amortization of deferred financing costs	60,797	159,378
Amortization of intangible assets	12,750	640
Amortization of right of use asset	51,065	66,079
Loss on Intellectual Property	34,178	-
Stock-based compensation	1,348,462	25,599
Changes in operating assets and liabilities:
Accounts receivable	28,419	14,446
Inventory	(142)	(132,891)
Other current assets	(374,452)	51,299
Accounts payable	(433,400)	547,420
Deferred revenue	(108,851)	(53,091)
Operating lease liability	(56,168)	(115,160)
Accrued expenses and other current liabilities	(515,880)	245,164
Net cash flows used in operating activities	(3,066,199)	(1,973,754)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	-	(24,499)
Purchase of equipment	(58,281)	-
Proceeds from sub-lease deposit	-	19,331
Security deposit	(90,000)	2,775
Net cash flows used in investing activities	(148,281)	(2,393)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	1,279,892	-
Payments for deferred offering costs	(99,958)	-
Net cash flows provided by financing activities	1,179,934	-

Decrease in cash and cash equivalents	(2,034,546)	(1,976,147)
Cash and cash equivalent, beginning of period	26,060,733	2,153,028
Cash and cash equivalents, end of period	$24,026,187	$176,881

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$11,705	$3,187
Cash paid for income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Forgiveness of accrued officers salary	$135,103	$150,002

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company

Ondas Holdings Inc. (“Ondas Holdings,” the “Company,” “we,” or “our”) was originally incorporated in Nevada on December 22, 2014 under the name of Zev Ventures Incorporated. On September 28, 2018, we acquired Ondas Networks, Inc., a Delaware corporation (“Ondas Networks”), changed our name to Ondas Holdings Inc., and Ondas Networks, became our sole focus and wholly owned subsidiary. The corporate headquarters for Ondas Holdings is located in Nantucket, MA and the offices and facilities for Ondas Networks are located in Sunnyvale, California.

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

Liquidity

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. On March 31, 2021, we had stockholders’ equity of approximately $14,709,000, net short and long-term borrowings outstanding of approximately $7,169,000 and $862,000, respectively, cash of approximately $24,026,000 and working capital of approximately $14,860,000.

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

Our future capital requirements will depend upon many factors, including progress with developing, manufacturing and marketing our technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, our ability to establish collaborative arrangements, marketing activities and competing technological and market developments, including regulatory changes and overall economic conditions in our target markets. Our ability to generate revenue and achieve profitability requires us to successfully market and secure purchase orders for our products from customers currently identified in our sales pipeline as well as new customers. We also will be required to efficiently manufacture and deliver equipment on those purchase orders. These activities, including our planned research and development efforts, will require significant uses of working capital. There can be no assurance that we will generate revenue and cash as expected in our current business plan. We may seek additional funds through equity or debt offerings and/or borrowings under additional notes payable, lines of credit or other sources. We do not know whether additional financing will be available on commercially acceptable terms or at all, when needed. If adequate funds are not available or are not available on commercially acceptable terms, our ability to fund our operations, support the growth of our business or otherwise respond to competitive pressures could be significantly delayed or limited, which could materially adversely affect our business, financial condition or results of operations.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified in Wuhan, China, and has subsequently spread to other regions of the world, and has resulted in increased travel restrictions, business disruptions and emergency quarantine measures across the world including the United States.

The Company’s business, financial condition and results of operations were impacted from the COVID-19 pandemic for the three months ended March 31, 2021 and the year ended December 31, 2020 as follows:

●	sales and marketing efforts were disrupted as our business development team was unable to travel to visit customers and customers were unable to receive visitors for on-location meetings;
●	field activity for testing and deploying our wireless systems was delayed due to the inability for our field service team to install and test equipment for our customers

In the first quarter of 2020, we reduced our business activity to critical operations only, and furloughed 80% of our workforce. Per orders issued by the Health Officer of the County of Santa Clara, our corporate offices and facilities were closed, except for functions related to the support of remote workers and product support related to the essential transportation sector. On May 13, 2020, we reopened our offices and facilities and as of December 31, 2020 we had no employees remaining on furlough. Of the 18 employees previously furloughed, 14 are currently employed by us.

During 2020, in response to COVID-19 employee furloughs, Eric A. Brock, the Company’s Chief Executive Officer and Stewart W. Kantor, the Company’s Chief Financial Officer, accepted a pay reduction of 90% for the period from March 21 to May 19, 2020 and a 35% pay reduction from May 20 to December 15, 2020. Mr. Brock and Mr. Kantor’s salaries were returned to 100% effective December 16, 2020.

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2020 Form 10-K and are updated, as necessary, in this Form 10-Q. The December 31, 2020 condensed consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. On March 31, 2021 and December 31, 2020, we had no cash equivalents. The Company periodically monitors its positions with, and the credit quality of the financial institutions with which it invests. Periodically, throughout the three months ended, and as of March 31, 2021, the Company has maintained balances in excess of federally insured limits. As of March 31, 2021, the Company was approximately $23,750,000 in excess of federally insured limits.

Inventory

Inventories, which consist solely of raw materials, work in process and finished goods, are stated at the lower of cost (first-in, first-out) or net realizable value, net of reserves for obsolete inventory. We continually analyze our slow-moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. As of March 31, 2021 and December 31, 2020, we determined that no such reserves were necessary.

Inventory consists of the following:

	March 31, 2021	December 31, 2020
Raw Material	$1,010,642	$911,753
Work in Process	32,357	172,207
Finished Goods	109,248	68,145
TOTAL INVENTORY, NET	$1,152,247	$1,152,105

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

The Company had no financial instruments that are required to be valued at fair value as of March 31, 2021 and December 31, 2020.

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

Revenue Recognition

The Company is engaged in the development, marketing and sale of wireless radio systems for secure, wide area mission-critical, business-to business networks. We generate revenue primarily through from the sale of our FullMAX System and the delivery of related services, along with non-recurring engineering (“NRE”) development projects with certain customers. On April 23, 2020, effective April 24, 2020, the Company and Siemens Mobility, Inc. (“Siemens”) (the “Parties”) entered into a Joint Development Agreement (the “JDA”) and a Brand Label and Master Purchase Agreement (the “BLA”). The JDA calls for the joint development of (i) a dual-mode 900 MHz over-the-air ATCS compatible, MC-IoT capable base station radio and (ii) a dual-purpose 900 MHz, over-the-air advanced train control system (“ATCS”) compatible, MC-IoT capable wayside radio. The BLA calls for the purchase by Siemens of certain products developed under the JDA to create a Siemens-branded portfolio of wireless radio communication systems to the North American Rail Market. As of March 31, 2021 the ATCS joint development program was 97.5% completed.

On January 29, 2021 (effective date), the Company and Siemens signed a letter of intent to start negotiations to enter into a definitive agreement for the development a new product for the global rail market. Preliminary and other work on this project began in the first quarter of 2021 with 11% being completed as of March 31, 2021.

On March 11, 2021, the Company received a purchase order from AURA Network System (“AURA”) to develop a radio system capable of performing Base Station and Mobile Remote functions in support of AURA’s C2 UAS system. As of March 31, 2021, 67% of the project was completed.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Collaboration Arrangements Within the Scope of ASC 808, Collaborative Arrangements

The Company’s development revenue includes contracts where the Company and the customer work cooperatively to develop software and hardware applications. The Company analyzes these contracts to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and are therefore within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.  For collaboration arrangements that are deemed to be within the scope of ASC 808, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company’s policy is generally to recognize amounts received from collaborators in connection with joint operating activities that are within the scope of ASC 808 as a reduction in research and development expense. As of March 31, 2021, the Company has not identified any contracts with its customers that meet the criteria of ASC 808.

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

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the products or services promised within each contract and determines those that are performance obligations and assesses whether each promised product or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales and other taxes collected on behalf of third parties are excluded from revenue. For the three months ended March 31, 2021 and 2020, none of our contracts with customers included variable consideration.

Contracts that are modified to account for changes in contract specifications and requirements are assessed to determine if the modification either creates new or changes the existing enforceable rights and obligations. Generally, contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. For the three months ended March 31, 2021 and March 31, 2020, there were no modifications to contract specifications.

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

Development revenue is comprised primarily of non-recurring engineering service contracts to develop software and hardware applications for various customers. A significant portion of this revenue is generated through three contracts with two customers whereby the Company is to develop such applications to interoperate within the customers infrastructure. For these contracts, the Company and the customers work cooperatively, whereby the customers’ involvement is to provide technical specifications for the product design, as well as, to review and approve the project progress at various markers based on predetermined milestones. The products developed are not able to be sold to any other customer and are based in part upon existing Company and customer technology. Development revenue is recognized as services are provided over the life of the contract as the Company has an enforceable right to payment for services completed to date and there is no alternative use of the product.

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

These contracts are also assessed to determine whether they are collaborative arrangements within ASC 808. As of March 31, 2021, the Company notes that no current contracts fall under the guidance within ASC 808 and will continue to be accounted for in accordance with ASC 606.

Disaggregation of Revenue

The following tables present our disaggregated revenues by Type of Revenue and Timing of Revenue:

	Three Months Ended March 31,
	2021	2020
Type of Revenue
Product revenue	$17,600	$15,272
Service revenue	8,210	2,764
Development revenue	1,138,140	182,162
Other revenue	814	-
Total revenue	$1,164,764	$200,198

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2021	2020
Timing of Revenue
Revenue recognized point in time	$18,414	$15,272
Revenue recognized over time	1,146,350	184,926
Total revenue	$1,164,764	$200,198

Contract Assets and Liabilities

We recognize a receivable or contract asset when we perform a service or transfer a good in advance of receiving consideration. A receivable is recorded when our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. A contract asset is recorded when our right to consideration in exchange for goods or services that we have transferred or provided to a customer is conditional on something other than the passage of time. Contract asset on March 31, 2021 was $484,048 and is included in other current assets in the Company’s unaudited condensed consolidated balance sheet. We did not have any contract assets recorded at December 31, 2020.

We recognize a contract liability when we receive consideration, or if we have the unconditional right to receive consideration, in advance of satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. The table below details the activity in our contract liabilities during the three months ended March 31, 2021, and the year ended December 31, 2020, which is included in accrued expenses and other current liabilities in the Company’s unaudited condensed consolidated balance sheet.

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Balance at beginning of period	$165,035	$378,850
Additions	550,000	1,058,850
Transfer to revenue	(658,851)	(1,267,665)
Balance at end of period	$56,184	$165,035

Warranty Reserve

For our software and hardware products, we provide a limited one-year assurance-type warranty and for our development service, we provide no warranties. The assurance-type warranty covers defects in material and workmanship only. If a software or hardware component is determined to be defective after being tested by the Company within the one-year, the Company will repair, replace or refund the price of the covered hardware and/or software to the customer (not including any shipping, handling, delivery or installation charges). We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance-type warranties and has determined that the estimated outstanding warranty obligation on March 31, 2021 or December 31, 2020 are immaterial to the Company’s financial statements.

Leases

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. During the three months ended March 31, 2021, the Company had one operating lease consisting of office space in Sunnyvale, CA (the “Gibraltar Lease”) and for the year ended December 31, 2020, the Company had operating leases primarily consisting of two office space leases in Sunnyvale, California (the “North Pastoria Lease” and the Gibraltar Lease) (collectively, the “Sunnyvale Leases”). On December 31, 2020, the North Pastoria Lease expired. The Gibraltar Lease expired on February 28, 2021 and was verbally extended to March 31, 2021 under the same terms. On January 22, 2021, we entered into a 24-month lease (effective April 1, 2021) with the owner and landlord (the “2021 Gibraltar Lease”), wherein the base rate is $45,000 per month and including a security deposit in the amount of $90,000.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Lease Costs

	Three Months Ended March 31,
	2021	2020
Components of total lease costs:
Operating lease expense	$80,627	$83,255
Short-term lease costs (1)	-	4,250
Sublease rental income	-	(19,332)
Total lease costs	$80,627	$68,173

(1)	Represents short-term leases which are immaterial.

Lease Positions as of March 31, 2021 and December 31, 2020

ROU lease assets and lease liabilities for our operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	As of March 31, 2021	As of December 31, 2020
Assets:
Operating lease assets	$-	$51,065
Total lease assets	$-	$51,065

Liabilities:
Operating lease liabilities, current	$-	$56,168
Operating lease liabilities, net of current	-	-
Total lease liabilities	$-	$56,168

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Information

	Three Months Ended March 31,
	2021	2020
Operating cash flows for operating leases	$85,730	$132,791
Weighted average remaining lease term (in years) – operating lease	-	0.8
Weighted average discount rate – operating lease	14%	14%

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average shares of common stock outstanding for each period. Diluted net loss per share is the same as basic net loss per share since the Company has net losses for each period presented.

The following potentially dilutive securities for the three months ended March 31, 2021 and 2020 have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	Three months ended March 31,
	2021	2020
Warrants to purchase common stock	593,006	1,590,473
Options to purchase common stock	1,701,639	231,542
Restricted stock purchase offers	640,805	126,160
Total potentially dilutive securities	2,935,450	1,948,175

Concentration of Customers

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue.

The table below sets forth the Company’s customers that accounted for greater than 10% of its revenues for the three month periods ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
Customer	2021	2020
A	18%	91%
B	81%	-%

Customer A accounted for 92% of the Company’s accounts receivable balance at March 31, 2021.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models previously used under U.S. generally accepted accounting principles, which generally require that a loss be incurred before it is recognized. The new standard also applies to financial assets arising from revenue transactions such as contract assets and accounts receivables. For public business entities that meet the definition of an SEC filer, excluding entities eligible to be SRCs as defined by the SEC, ASU No. 2016-13 is effective for fiscal years beginning after Dec. 15, 2019. All other entities, ASU No. 2016-13 is effective for fiscal years beginning after Dec. 15, 2022. The adoption of this pronouncement had no impact on our accompanying consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In May 2021, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2021-04—Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU are effective for public and nonpublic entities for fiscal years beginning after December 15, 2021, and interim periods with fiscal years beginning after December 15, 2021. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effects of the adoption of ASU No. 2021-04 on its consolidated financial statements.

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

Reclassification

Certain amounts reported in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 3 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2021	December 31, 2020
Prepaid insurance	$463,331	$623,627
Other prepaid expenses	56,102	5,403
Contract assets	484,049	-
Total other current assets	$1,003,482	$629,030

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2021	December 31, 2020
Vehicle	$149,916	$149,916
Computer Equipment	162,514	112,615
Furniture and fixtures	94,053	94,053
Software	61,287	61,287
Leasehold improvements	28,247	28,247
Test Equipment	33,777	25,395
	529,794	471,513
Less: accumulated depreciation	(333,571)	(308,429)
Total property and equipment, net	$196,223	$163,084

Depreciation expense for the three months ended March 31, 2021 and 2020 was $25,142 and $24,648, respectively.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INTANGIBLE ASSETS

On March 31, 2021, our intangible assets included patent costs totaling $124,532 (of which $91,781 represents patent pending costs which are not subject to amortization) less accumulated amortization of patent costs of $10,511 and license costs totaling $241,909 less accumulated amortization of license costs of $23,328. On December 31, 2020, our intangible assets included patent costs totaling $158,710 (of which $133,112 represents patent pending costs which are not subject to amortization) less accumulated amortization of patent costs of $3,809 and license costs totaling $241,909 less accumulated amortization of license costs of $17,280. Amortization expense for the three months ended March 31, 2021 and 2020 was $12,750 and $640, respectively.

Estimated amortization expense for the next five years for the patent and license costs currently being amortized is as follows:

Year Ending December 31,	Estimated Amortization
2021 (9 months)	$20,600
2022	$27,029
2023	$27,029
2024	$26,752
2025	$26,752

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31, 2021	December 31, 2020
Accrued payroll and other benefits	$1,470,070	$2,125,981
D&O insurance financing payable	310,446	479,712
Accrued interest	193,453	44,579
Accrued professional fees	91,922	115,000
Other accrued expenses	115,408	67,508
Total accrued expenses and other current liabilities	$2,181,299	$2,832,780

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

On December 9, 2020, the Company made a $5,000,000 payment to Steward Capital, applying $4,679,958 to principal and $320,042 to accrued interest. On March 31, 2021, the principal balance was $7,064,364, net of debt discount of $59,914 and accreted cost of $550,000. On December 31, 2020, the principal balance was $7,003,568, net of debt discount of $120,711 and accreted cost of $550,000. On March 31, 2021 and December 31, 2020, accrued interest was $193,453 and $44,579, respectively, and included in accrued expenses and other current liabilities in the balance sheet in the accompanying consolidated financial statements. Interest expense for the three months ended March 31, 2021 and 2020 was $148,874 and $314,375, respectively.

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 14, 2021, the Company requested Steward Capital’s waiver of Section 7 (Covenants of Borrower), in connection with a proposed acquisition (See Note 12. Subsequent Events). In connection with the waiver, the Company agreed to, upon consummation of the proposed acquisition, pay Steward Capital an additional $280,000 and upon the consummation of the proposed acquisition, Steward and the Company shall amend the Agreement to modify the defined term “collateral” to include the intellectual property of the acquired company.

NOTE 8 – LONG-TERM NOTES PAYABLE

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

On both March 31, 2021 and December 31, 2020, the total outstanding balance of the Convertible Promissory Note (the “Note”) was $300,000. The maturity date of the Note is based on the payment of 0.6% of quarterly gross revenue until 1.5 times the amount of the Note is paid. Accrued interest on March 31, 2021 and December 31, 2020 was $36,829 and $36,329, respectively. Interest expense for the three months ended March 31, 2021 and 2020 was $3,750.

On September 27, 2019, the holder of the Note was granted a warrant to purchase 46,893 shares of common stock of the Company. The fair value of this warrant was recorded as financing costs in the accompanying consolidated financial statements.

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

All or a portion of the PPP Loan may be forgiven by the SBA upon application to the Lender by the Company within 10 months after the last day of the covered period. The Lender will have 90 days to review borrower’s forgiveness application and the SBA will have an additional 60 days to review the Lender’s decision as to whether the borrower’s loan may be forgiven. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities, and certain covered mortgage interest payments during the twenty-four-week period beginning on the date of the first disbursement of the PPP Loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee earning more than $100,000, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. Although the Company currently believes that its use of the PPP Loan will meet the conditions for forgiveness of the PPP Loan, the Company cannot assure that the PPP Loan will be forgiven, in whole or in part. On May 4, 2021, the Company submitted an application to the lender with supporting detail requesting forgiveness of the loan. However, no determination had been made at the time of the filing of this Form 10-Q.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has recorded $104,343 in current liabilities and $561,748 in long-term liabilities in the Company’s accompanying consolidated balance sheet. Accrued interest on March 31, 2021 and December 31, 2020 was $6,027 and $4,362, and interest expense for the three months ended March 31, 2021 and 2020 was $1,665 and $0.

Future maturities of the loan payable, if not forgiven, are as follows:

Year ending December 31,
2021	$59,550
2022	179,845
2023	181,652
2024	183,477
2025	61,567
$666,091

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

On March 31, 2021, the Company had 10,000,000 shares of preferred stock, par value $0.0001, authorized, of which 5,000,000 shares are designated as Series A Convertible Preferred Stock (“Series A Preferred”) and 5,000,000 shares are non-designated (“blank check”) shares. As of March 31, 2021 and December 31, 2020, the Company had no preferred stock outstanding.

Certificate of Designation Series A Preferred Stock

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

On March 31, 2021, the Company had 116,666,667 shares of common stock, par value $0.0001 (the “Common Stock”) authorized for issuance, of which 26,672,040 shares of our Common Stock were issued and outstanding.

On March 28, 2021, the lock-up period terminated for an aggregate of 8,142,894 shares of Common Stock, pursuant to lock-up agreements entered into in connection with the Company’s acquisition of Ondas Networks, as amended.

Reverse Stock Split

On November 3, 2020, the Board of Directors of the Company approved a one-for-three reverse stock split of the Company’s authorized and outstanding common stock, effective November 13, 2020 (the “Reverse Stock Split”).

On November 12, 2020, Company filed a Certificate of Change to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada to effect the Reverse Stock Split. The Reverse Stock Split became effective at 5:31 p.m., Eastern Time, on November 13, 2020. No fractional shares will be issued as a result of the Reverse Stock Split. Any fractional shares that would result from the Reverse Stock Split will be rounded up to the nearest whole share. Following the Reverse Stock Split, the Company has 116,666,667 shares of Common Stock authorized. On November 16, 2020, the Company’s Common Stock began trading on the OTCQB on a split-adjusted basis under the current trading symbol “ONDS” and the new CUSIP number 68236H 204.

Form S-3

On January 29, 2021, the Company filed a shelf Registration Statement on Form S-3 for up to $150,000,000 with the SEC (the “Form S-3”) for shares of its Common Stock; shares of its preferred stock, which the Company may issue in one or more series or classes; debt securities, which the company may issue in one or more series; warrants to purchase its Common Stock, preferred stock or debt securities; and units. The Form S-3 was declared effective by the SEC on February 5, 2021.

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

No Warrants were issued during the three months ended March 31, 2021 or 2020. As of March 31, 2021, we had Warrants outstanding to purchase an aggregate of 1,748,532 shares of Common Stock with a weighted-average contractual remaining life of approximately 2.1 years, and exercise prices ranging from $0.03 to $9.75 per share, resulting in a weighted average exercise price of $9.11 per share.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 2021, certain warrant holders exercised their right to purchase an aggregate of 131,271 shares of the Company’s Common Stock at an exercise price of $9.75 totaling $1,279,892, all of which was received by the Company in January and March 2021.

Equity Incentive Plan

In September 2018, our Board approved, and our stockholders adopted, the 2018 Equity Incentive Plan (the “2018 Plan”) pursuant to which 3,333,334 shares of our Common Stock has been reserved for issuance to employees, including officers, directors and consultants. The 2018 Plan shall be administered by the Board, provided however, that the Board may delegate such administration to the compensation committee of the Board (the “Compensation Committee”). Subject to the provisions of the 2018 Plan, the Board and/or the Compensation Committee shall have authority to grant, in its discretion, incentive stock options, or non-statutory options, stock awards or restricted stock purchase offers (“Equity Awards”).

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

In January 2020, pursuant to the terms of a Severance Agreement, a stock option to purchase 6,542 shares of the Company’s Common Stock (the “Option”) (valued at $15,479), was granted to a former employee pursuant to the 2018 Plan. On May 6, 2020, the Option was, by mutual consent, changed to a Warrant, which Warrant is included in the discussion of Warrants above.

On February 15, 2021 the Company entered into an agreement with a service provider wherein stock options to purchase 25,000 shares of common stock were granted and vest on the six-month anniversary of the date of the agreement. The 10-year options have an exercise price of $12.92 per share and a grant date fair value of $5.82 per share.

In addition, on January 25, 2021, the Compensation Committee approved 30,000 stock options, which are immediately exercisable, pursuant to the 2018 Plan, at an exercise price of $12.72 per share with a ten year term,

The assumptions used in the Black-Scholes Model are set forth in the table below.

Three months ended,
31-Mar-21
Stock price	$12.92
Risk-free interest rate	0.57%
Volatility	52.80%
Expected life in years	10
Dividend yield	0.00%

A summary of our Option activity and related information follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Shares Under	Exercise	Contractual
	Option	Price	Life
Balance on December 31, 2020	568,006	$7.39	9.4
Granted	25,000	$12.92	0.2
Expired	-	-
Terminated	-	-
Canceled	-	-
Balance on March 31, 2021	593,006	$7.63	9.2
Vested and Exercisable at March 31, 2021	401,589	$7.71	9.3

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2021, total unrecognized estimated compensation expense related to non-vested Options issued prior to that date was approximately $282,000, which is expected to be recognized over a weighted-average period of 0.7 years. For the three months ended March 31, 2021 and 2020, $97,162 and $15,479, respectively, was recorded in stock-based compensation in the accompanying unaudited condensed consolidated financial statements. At March 31, 2021, no Options had been exercised.

Restricted Stock Units

On June 3, 2020, the Company entered into an agreement wherein restricted stock units (“RSU(s)”) for the issuance of 1,000,000 shares of the Company’s Common Stock, with deferred distribution, was granted and issued to Thomas V. Bushey, the Company’s President, pursuant to the 2018 Plan. Stock-based compensation expense for the year ended December 31, 2020 was $3,150,000. Non-vested RSUs as of December 31, 2020 totaled 625,0000 shares. The weighted average grant-date fair value for the RSU is $8.40. The weighted average vesting period of the RSU is 2.0 years. As of December 31, 2020, unrecognized compensation expense related to the unvested portion of the RSU was $5,250,000, which is expected to be recognized over a weighted average period of 1.25 years. On January 19, 2021, Thomas V. Bushey resigned as the Company’s. Effective January 19, 2021, (i) Mr. Bushey received 500,000 RSU Shares (375,000 RSU Shares vested as of December 31, 2020 and 125,000 RSU Shares on which the Compensation Committee accelerated vesting), which RSU Shares will be issued on June 3, 2022 pursuant to Mr. Bushey’s deferral election, and (ii) 500,000 RSU shares were canceled. The company recognized stock-based compensation of $1,050,000 for the three months ended March 31, 2021.

During 2018, the Company entered into an agreement wherein RSUs for the issuance of 126,160 shares of the Company’s Common Stock (the “2018 RSUs”), with deferred distribution, was promised to a consultant pursuant to the 2018 Plan (the “RSU Agreement”). On September 21, 2020, the Company executed the RSU Agreement with the consultant. The 2018 RSUs vested upon the issuance of the RSU Agreement: however, the underlying shares of the Company’s Common Stock will not be issued and delivered to the consultant until December 1, 2021, at the request of the consultant. Stock-based compensation expense for the three months ended March 31, 2021 and 2020 was $0 and $10,120, respectively. The grant-date fair value for the RSU is $0.64 per share. The vesting period of the RSU was 2.0 years.

On January 25, 2021, the Compensation Committee of the Board of Directors of the Company approved the 2021 Director Compensation Policy (the “Policy”). The Policy is applicable to all directors that are not employees or compensated consultants of the Company. Pursuant to the Policy, the annual equity award to non-employee directors will be restricted stock units representing $60,000. The company recognized stock-based compensation of $90,000 for the three months ended March 31, 2021. Vesting period is one year. As of March 31, 2021 the unrecognized compensation expense was $270,000.

In addition, on January 25, 2021, the Compensation Committee approved the following grants: (a) for Messrs. Cohen, Reisfield and Silverman (i) 5,000 restricted stock units pursuant to the 2018 Plan, and (b) for Mr. Seidl and Ms. Sood (i) 5,000 restricted stock units pursuant to the 2018 Plan, and (ii) 10,000 restricted stock units pursuant to the 2018 Plan. Each restricted stock unit represents a contingent right to receive one share of common stock of the Company. The 5,000 restricted stock units granted to each of Messrs. Cohen, Reisfield, Silverman and Seidl and Ms. Sood vest in four successive equal quarterly installments with the first vesting date commencing on the first day of the next calendar quarter, provided that such director is a director of the Company on the applicable vesting dates. The 10,000 restricted stock units granted to Mr. Seidl and Ms. Sood vest in eight successive equal quarterly installments with the first vesting date commencing on the first day of the next calendar quarter, provided that such director is a director of the Company on the applicable vesting dates. All restricted stock units granted to these directors shall vest in full immediately upon a change in control. The company recognized stock-based compensation of $111,300 for the three months ended March 31, 2021. As of March 31, 2021, the unrecognized compensation expense was $461,100.

The Company recognizes RSU expense over the period of vesting or period that services will be provided. RSUs issued for past service are recognized as expense in the period in which they are granted. Compensation associated with shares of Common Stock issued or to be issued to consultants and other non-employees is recognized over the expected service period beginning on the measurement date, which is generally the time the Company and the service provider enter into a commitment whereby the Company agrees to grant shares in exchange for the services to be provided.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of March 31, 2021.

Operating Leases

On October 30, 2018, Ondas Networks entered into a Sublease with Texas Instruments Sunnyvale Incorporated, regarding the sublease of approximately 21,982 square feet of rentable space at 165 Gibraltar Court, Sunnyvale, CA 94089 (the “Gibraltar Sublease”), constituting the entire first floor of the premises (except the lobby and two stairwells), as defined under that certain Lease dated April 12, 2004, as amended by the First Lease Amendment dated March 15, 2005, a Second Amendment to Lease dated November 30, 2005, and a Third Amendment to Lease dated November 30, 2010 between Gibraltar Sunnyvale Holdings LLC and Texas Instruments Sunnyvale Incorporated. The Sublease began on November 1, 2018 and ended on February 28, 2021 at a base monthly rent of $28,577. A security deposit of $28,577 was paid upon execution of the Sublease. Rent expense for three months ended March 31, 2021 and 2020 was $80,627 and $83,255, respectively.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

Eric A. Brock, the Company’s Chief Executive Officer

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

●	During the year ended December 31, 2020, we accrued $131,494 for salary owed during 2020 to Mr. Brock, which amount remains outstanding on December 31, 2020. On January 29, 2021, we paid Mr. Brock $64,344. The balance of $67,150 was paid on April 15, 2021.

Stewart W. Kantor, the Company’s President and Chief Financial Officer

●	During year ended December 31, 2020, we accrued $2,956 for salary owed during 2020 to Mr. Kantor. As of December 31, 2020, the accrued balance was $274,831. On January 29, 2021, the Company paid Mr. Kantor $137,416. The balance of $137,415 was paid on April 15, 2021.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thomas V. Bushey, the Company’s Former President

●	On January 19, 2021, Mr. Bushey resigned as the Company’s President. Mr. Bushey will continue to serve on the Company’s Board, and as a consultant to the Company. Pursuant to the terms of a Separation Agreement and General Release (the “Separation Agreement”) dated January 19, 2021 (the “Effective Date”), between Mr. Bushey and the Company, Mr. Bushey agreed to waive his entitlement to accrued salary in the amount of $125,256 and accrued vacation in the amount of $9,847 as of the Effective Date.

●	On January 19, 2021, Mr. Bushey received 500,000 RSU Shares (375,000 RSU Shares vested as of December 31, 2020 and 125,000 RSU Shares on which the Compensation Committee accelerated vesting), which RSU Shares will be issued on June 3, 2022 pursuant to Mr. Bushey’s deferral election.

●	As part of the Separation Agreement, Mr. Bushey and the Company entered into a Consulting Agreement dated January 19, 2021 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Bushey will provide services to the Company at the direction of the Company’s Chief Executive Officer. The Consulting Agreement terminates on July 19, 2021, unless terminated earlier by the Company for cause, or through the mutual agreement of the parties. Mr. Bushey will be paid $7,500 per month for these services.

NOTE 12 – SUBSEQUENT EVENTS

American Robotics Acquisition

Merger Agreement

On May 17, 2021, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Drone Merger Sub I Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub I”), Drone Merger Sub II Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”), American Robotics, Inc., a Delaware corporation (“American Robotics”), and Reese Mozer, solely in his capacity as the representative of American Robotics’ Stockholders (as defined in the Agreement).

The Agreement provides that, upon the terms and subject to the conditions set forth in the Agreement, American Robotics will merge with and into Merger Sub I (“Merger I”), with American Robotics as the surviving entity, and American Robotics will then subsequently and immediately merge with and into Merger Sub II (“Merger II” and, together with Merger I, the “Mergers”), with Merger Sub II continuing as the surviving entity and as a direct wholly-owned subsidiary of the Company. The Mergers are subject to customary closing conditions, including approval by the Company’s stockholders. The transaction is expected to close in the third quarter of 2021.

The Agreement provides that the Company will acquire American Robotics in exchange for (a) cash consideration in an amount equal to (i) $7,500,000, less certain transaction expenses as described in the Agreement (the “Cash Consideration”); (b) 6,750,000 validly issued, fully paid and non-assessable shares of the Company’s common stock, $0.0001 par value per share, as such number may be adjusted by the terms of the Agreement; (c) warrants, in the form of Exhibit E of the Agreement, exercisable for 1,875,000 shares of the Company’s common stock, $0.0001 par value per share (each a “Warrant”), as such number may be adjusted pursuant to the terms of the Agreement; and (d) the cash released to the Company Stockholders from the PPP Loan Escrow Amount (as defined in the Agreement) (if any). Each Warrant entitles the holder to purchase a number of shares of common stock of the Company at a price equal to the average of the high and low prices of one share of common stock as reported on Nasdaq on the trading day immediately preceding the closing date of the Mergers. Each Warrant shall be exercisable in three equal annual installments commencing on the one year anniversary of the closing date of the Mergers and shall have a term of ten years.

If American Robotics’ PPP loans are not forgiven by the U.S. Small Business Administration (the “SBA”) prior to the closing of the Mergers, a portion of the Cash Consideration equaling Indebtedness owed by American Robotics on either of its PPP loans plus an amount equal to the amount of interest that would have accrued on such PPP loans as of their maturity dates, will be held in escrow with American Robotics’ PPP lender. If an escrow account is established to hold the PPP Loan Escrow Amount at the closing, such amount or a portion thereof, as applicable, will be distributed as merger consideration to American Robotics’ Stockholders upon a determination by the SBA that one or both of the PPP loans are forgivable under the CARES Act.

Each of the Company, the Merger Subs, and American Robotics has provided customary representations, warranties and covenants in the Agreement. The completion of the Mergers is subject to various closing conditions, including (a) the requisite regulatory approvals being obtained; (b) the absence of any applicable order (whether temporary, preliminary or permanent) in effect which prohibits the consummation of the Mergers; (c) the absence of any law of any governmental authority of competent jurisdiction prohibiting the consummation of the Mergers; (d) American Robotics obtaining the Requisite Company Vote (as defined in the Agreement); and (e) the Company obtaining stockholder approval of the issuance of securities in the Mergers.

The Agreement contains customary termination rights for both the Company and American Robotics. Both the Company and American Robotics have the right to terminate the Agreement if the Closing does not occur on or before September 30, 2021.

Also on the closing date of the Mergers, the Company expects to enter into employment agreements and issue up to 1,375,000 restricted stock units under the Company’s incentive stock plan to key members of American Robotics’ management.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lock-Up and Registration Rights Agreement

In connection with the Mergers, on May 17, 2021, the Company entered into a lock-up and registration rights agreement, by and among the Company and the directors and officers of American Robotics (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement (i) the Company agreed to file a resale registration statement for the Registrable Securities (as defined in the Registration Rights Agreement) no later than 90 days following the closing of the Mergers, and to use commercially reasonable efforts to cause it to become effective as promptly as practicable following such filing, (ii) the directors and officers and other American Robotics stockholders who sign a joinder to such agreement were granted certain piggyback registration rights with respect to registration statements filed subsequent to the closing of the Mergers, and (iii) the directors and officers agreed, subject to certain customary exceptions, not to sell, transfer or dispose of any Company common stock for a period of 180 days from the closing of the Mergers.

Promissory Note

On April 22, 2021, the Company made a loan to American Robotics in the aggregate amount of $2.0 million. The note carries interest at a rate of 2% per annum. The principal and any accrued and unpaid interest shall be due on April 22, 2022.

Steward Capital Waiver

On April 14, 2021, the Company requested Steward Capital’s waiver of Section 7 (Covenants of Borrower), in connection with the currently proposed acquisition of American Robotics by the Company. In connection with the waiver, the Company agreed to upon consummation of the proposed acquisition, pay Steward Capital an additional $280,000 and upon the consummation of the proposed acquisition, Steward and the Company shall amend the Agreement to modify the defined term “collateral” to include the intellectual property of American Robotics.

Consulting Agreement

On April 1, 2021 the company entered into a consulting agreement with a vendor to perform strategic analysis and business development services to the Company. As part of the compensation for services provided, the Company granted non-statutory options under 2018 Plan to purchase 50,000 shares of common stock of the Company at a per share exercise price equal to $8.72. The options shall vest on September 30, 2021, and shall be exercisable for a period of 5 years following the grant date of the options.

Related Party Transaction

On April 15, 2021, 2020 accrued payroll balances in the amounts of $67,150 and $137,415 were paid to Company’s officers Eric A. Brock and Stewart W. Kantor, respectively.

PPP Loan

On May 4, 2021, the Company submitted an application to the lender with supporting detail requesting forgiveness of the PPP loan. However, no determination had been made at the time of the filing of this Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provide information which our management believes to be relevant to an assessment and understanding of the results of operations and financial condition of Ondas Holdings Inc. (“we” or the “Company”). This discussion should be read together with our condensed consolidated financial statements and the notes included therein, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2021, including the audited consolidated financial statements and notes included therein as of and for the year ended December 31, 2020. This discussion contains forward-looking statements that involve risks and uncertainties. For a description of factors that may cause our actual results to differ materially from those anticipated in these forward-looking statements, please refer to the below section of this Report titled “Cautionary Note Regarding Forward-Looking Statements.” The reported results will not necessarily reflect future results of operations or financial condition.

Overview

We provide wireless connectivity solutions enabling mission-critical Industrial Internet applications and services. We refer to these applications as the Mission-Critical Internet of Things (“MC-IoT”). Our wireless networking products are applicable to a wide range of MC-IoT applications, which are most often located at the very edge of large industrial networks. These applications require secure, real time connectivity with the ability to process large amounts of data at the edge of large industrial networks. Such applications are required in all of the major critical infrastructure markets, including rail, electric grids, drones, oil and gas, and public safety and government, where secure, reliable and fast operational decisions are required in order to improve efficiency and ensure a high degree of safety and security. We design, develop, manufacture, sell and support FullMAX, our patented, Software Defined Radio (“SDR”) platform for secure, licensed, private, wide-area broadband networks. Our customers install FullMAX systems in order to upgrade and expand their legacy wide-area network (“WAN”) infrastructure. Our MC-IoT intellectual property has been adopted by the Institute of Electrical and Electronics Engineers (“IEEE”), the leading worldwide standards body in data networking protocols, and forms the core of the IEEE 802.16s standard. Because standards-based communications solutions are preferred by our mission-critical customers and ecosystem partners, Ondas has taken a leadership position in IEEE as it relates to wireless networking for industrial markets. As such, management believes this standards-based approach supports the adoption of the Company’s technology across a burgeoning ecosystem of partners and end markets.

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

Our business consists of a single segment of products and services, all of which are sold and provided in the United States and certain international markets. As described below, we are principally focused on penetrating several large opportunities across the transportation, aviation, and government markets to secure initial adoption of our FullMAX platform.

The North American Rail Market and our Siemens Partnership

The North American Rail Network is vast in scale, consisting of 140,000 miles of track, 25,000 locomotives, and 1.6 million railcars. Within this large footprint, we believe there are 200,000 highway crossings, with at least 65,000 of the crossings equipped with electronic systems today, a number which is expected to increase in the coming years. A significant portion of the communications infrastructure has been in operation for more than 20 years and now requires a technological upgrade to support new applications and increased capacity requirements. Our MC-IoT platform offers an excellent migration path for these applications. We believe the Class I Rails value the ability of Ondas’ frequency-agnostic SDR architecture to enable a substantial capacity increase utilizing the railroad’s existing wireless infrastructure and dedicated FCC licensed radio frequencies, as well as the flexibility to adapt to and take advantage of future changes in spectrum availability. The Class 1 Rails operate four separate nationwide networks, all of which are addressable by our FullMAX platform. Ondas is targeting the 900 MHz network for the initial adoption of its wireless platform by the Class 1 Rails, who were awarded greenfield spectrum in the 900 MHz band by the FCC in 2020,

In April 2020, we entered a strategic partnership with Siemens Mobility (“Siemens”), to jointly develop wireless communications products for the North American Rail Industry based on Siemens’ Advanced Train Control System (“ATCS”) protocol and our MC-IoT platform. The dual-mode ATCS/MC-IoT radio system will support Siemens’ extensive installed base of ATCS radios as well as offer Siemens’ customers the ability to support a host of new advanced rail applications utilizing our MC-IoT wireless system. These new applications, including Advanced Grade Crossing Activation and Monitoring, Wayside Inspection, Railcar Monitoring and support for next generation signaling and train control systems, are designed to increase railroad productivity, reduce costs and improve safety. The new ATCS-compatible products will be introduced in two phases during Q2 2020: first with a release of a field-selectable ATCS or MC-IoT remote radio interoperable with existing Siemens ATCS base stations and then followed by dual-mode ATCS / MC-IoT base station. In addition to ATCS, Siemens has begun marketing and selling Siemens-branded MC-IoT wireless systems under Siemens’ brand name ‘Airlink’. In January of 2021, we signed a Letter of Intent (“LOI”) with Siemens to develop an additional new product for the worldwide Rail market. The joint development on this product has begun with an expected completion by end of 2021.

We believe the Siemens partnership validates our wireless connectivity solutions and will accelerate the adoption of our wireless technology in the North American Class I Railroad market. We believe Siemens has both the sales and marketing reach and support to drive our technology to wide scale acceptance with international potential. Siemens also brings Ondas access to the North American transit market where our technology has broad potential. In addition to our strategic partnership with Siemens Mobility, we expect to establish additional formal sales and marketing partnerships and OEM relationships with other leading Tier 1 vendors of industrial equipment in 2021.

UAS, Drones and AURA Network Systems

In December 2019, Ondas received a purchase order for FullMAX base stations and remote radios from AURA Networks Systems (“AURA”), a privately held company deploying a nationwide network for the command and control of commercial drones. AURA’s key differentiator is its exclusive ownership of dedicated, licensed Air-to-Ground frequencies. We and AURA believe that operators of large, fast-moving and high-flying drones, including those used for inspection and security applications as well as those for the Urban Air Mobility market (also known as “flying cars”), will require a secure command and control network like that planned by AURA. This command and control (C2) network will be designed to meet FAA requirements in order to fly long distances beyond visual line of site (BVLOS) of a drone operator.

In July 2020, we completed delivery of AURA’s first purchase order for the ground infrastructure. AURA has now installed its initial nationwide infrastructure based on our FullMAX technology in order to satisfy their FCC license requirements. In January 2021, AURA achieved another major milestone with approval from the FCC to use their frequencies for UAS / Drone operation. Based on this approval and other advances in the network, AURA placed a new purchase order in Q1 2021 for continued system development related to the optimization of FullMAX base station and remote radio equipment for customer testing and demonstration networks We are currently fulfilling the most recent order with a targeted completion of June 2021. We expect additional purchase orders in 2021 for development work related to further system commercialization, testing and customer demonstrations with planned commercialization to follow. We also expect AURA to place orders for testing equipment and demonstration network kits on behalf of its UAS customers.

Additional Critical Markets

In the coming quarters we expect to launch additional initiatives to take our MC-IoT connectivity and ecosystem partnering strategy into other critical infrastructure markets. As evidence of this, in February 2021, we announced a new partnership with Rogue Industries to target opportunities in US Government and DoD markets. Rogue is an agile, focused marketing organization with significant expertise in bringing new technologies to these critical markets along with significant governmental procurement expertise. This expertise would otherwise require significant expense and time for Ondas to develop internally. Our agreement with Rogue is another example of Ondas leveraging what we refer to our “Ecosystem Flywheel” with our capital-light business model.

COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified in Wuhan, China, and has subsequently spread to other regions of the world, and has resulted in increased travel restrictions, business disruptions and emergency quarantine measures across the world including the United States.

The Company’s business, financial condition and results of operations were impacted from the COVID-19 pandemic for the three months ended March 31, 2021 as follows:

●	sales and marketing efforts were disrupted as our business development team was unable to travel to visit customers and customers were unable to receive visitors for on-location meetings;

●	field activity for testing and deploying our wireless systems was delayed due to the inability for our field service team to install and test equipment for our customers.

In the first quarter of 2020, we reduced our business activity to critical operations only, and furloughed 80% of our workforce. Per orders issued by the Health Officer of the County of Santa Clara, our corporate offices and facilities were closed, except for functions related to the support of remote workers and product support related to the essential transportation sector. On May 13, 2020, we reopened our corporate offices and headquarters and as of December 31, 2020 we had no employees remaining on furlough. Of the 18 employees previously furloughed, 14 are currently employed by us.

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

American Robotics Transaction

Merger Agreement

On May 17, 2021, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Drone Merger Sub I Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub I”), Drone Merger Sub II Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”), American Robotics, Inc., a Delaware corporation (“American Robotics”), and Reese Mozer, solely in his capacity as the representative of American Robotics’ Stockholders (as defined in the Agreement).

The Agreement provides that, upon the terms and subject to the conditions set forth in the Agreement, American Robotics will merge with and into Merger Sub I (“Merger I”), with American Robotics as the surviving entity, and American Robotics will then subsequently and immediately merge with and into Merger Sub II (“Merger II” and, together with Merger I, the “Mergers”), with Merger Sub II continuing as the surviving entity and as a direct wholly-owned subsidiary of the Company. The Mergers are subject to customary closing conditions, including approval by the Company’s stockholders. The transaction, referred to herein as the “American Robotics Transaction,” is expected to close in the third quarter of 2021.

The Agreement provides that the Company will acquire American Robotics in exchange for (a) cash consideration in an amount equal to (i) $7,500,000, less certain transaction expenses as described in the Agreement (the “Cash Consideration”); (b) 6,750,000 validly issued, fully paid and non-assessable shares of the Company’s common stock, $0.0001 par value per share, as such number may be adjusted by the terms of the Agreement; (c) warrants, in the form of Exhibit E of the Agreement, exercisable for 1,875,000 shares of the Company’s common stock, $0.0001 par value per share (each a “Warrant”), as such number may be adjusted pursuant to the terms of the Agreement; and (d) the cash released to the Company Stockholders from the PPP Loan Escrow Amount (as defined in the Agreement) (if any). Each Warrant entitles the holder to purchase a number of shares of common stock of the Company at a price equal to the average of the high and low prices of one share of common stock as reported on Nasdaq on the trading day immediately preceding the closing date of the Mergers. Each Warrant shall be exercisable in three equal annual installments commencing on the one year anniversary of the closing date of the Mergers and shall have a term of ten years.

If American Robotics’ PPP loans are not forgiven by the U.S. Small Business Administration (the “SBA”) prior to the closing of the Mergers, a portion of the Cash Consideration equaling Indebtedness owed by American Robotics on either of its PPP loans plus an amount equal to the amount of interest that would have accrued on such PPP loans as of their maturity dates, will be held in escrow with American Robotics’ PPP lender. If an escrow account is established to hold the PPP Loan Escrow Amount at the closing, such amount or a portion thereof, as applicable, will be distributed as merger consideration to American Robotics’ Stockholders upon a determination by the SBA that one or both of the PPP loans are forgivable under the CARES Act.

Each of the Company, the Merger Subs, and American Robotics has provided customary representations, warranties and covenants in the Agreement. The completion of the Mergers is subject to various closing conditions, including (a) the requisite regulatory approvals being obtained; (b) the absence of any applicable order (whether temporary, preliminary or permanent) in effect which prohibits the consummation of the Mergers; (c) the absence of any law of any governmental authority of competent jurisdiction prohibiting the consummation of the Mergers; (d) American Robotics obtaining the Requisite Company Vote (as defined in the Agreement); and (e) the Company obtaining stockholder approval of the issuance of securities in the Mergers.

The Agreement contains customary termination rights for both the Company and American Robotics. Both the Company and American Robotics have the right to terminate the Agreement if the Closing does not occur on or before September 30, 2021.

Also on the closing date of the Mergers, the Company expects to enter into employment agreements and issue up to 1,375,000 restricted stock units under the Company’s incentive stock plan to key members of American Robotics’ management.

Lock-Up and Registration Rights Agreement

In connection with the Mergers, on May 17, 2021, the Company entered into a lock-up and registration rights agreement, by and among the Company and the directors and officers of American Robotics (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement (i) the Company agreed to file a resale registration statement for the Registrable Securities (as defined in the Registration Rights Agreement) no later than 90 days following the closing of the Mergers, and to use commercially reasonable efforts to cause it to become effective as promptly as practicable following such filing, (ii) the directors and officers and other American Robotics stockholders who sign a joinder to such agreement were granted certain piggyback registration rights with respect to registration statements filed subsequent to the closing of the Mergers, and (iii) the directors and officers agreed, subject to certain customary exceptions, not to sell, transfer or dispose of any Company common stock for a period of 180 days from the closing of the Mergers.

Promissory Note

On April 22, 2021, the Company made a loan to American Robotics in the aggregate amount of $2.0 million. The note carries interest at a rate of 2% per annum. The principal and any accrued and unpaid interest shall be due on April 22, 2022.

Results of Operations

Three months ended March 31, 2021 compared to three months ended March 31, 2020

	Three Months Ended March 31,
			Increase
	2021	2020	(Decrease)
Revenue	$1,164,764	$200,198	$964,566
Cost of goods sold	555,350	181,092	374,258
Gross profit	609,414	19,106	590,308
Operating expenses:
General and administrative	2,408,854	908,587	1,500,267
Sales and marketing	187,372	549,018	(361,646)
Research and development	894,576	892,929	1,647
Total operating expense	3,490,802	2,350,534	1,140,268
Operating loss	(2,881,388)	(2,331,428)	549,960
Other income (expense)	(256,731)	(475,857)	(219,126)
Net loss	(3,138,119)	(2,807,285)	330,834

Revenues

Our revenues were $1,164,764 for the three months ended March 31, 2021 compared to $200,198 for the three months ended March 31, 2020. Revenues during the three months ended March 31, 2021 included $17,600 for product, $8,210 for maintenance, service and support and $1,138,140 for development agreements with Siemens Mobility and AURA Networks. Revenues during the same period in 2020 included $15,272 for products, $2,764 for maintenance/service contracts and $182,162 for development agreements.

Cost of goods sold

Our cost of sales was $555,350 for the three months ended March 31, 2021 compared to $181,092 for the three months ended March 31, 2020. The increase in cost of sales was primarily a result of costs related to the development agreements.

Gross profit

Our gross profit increased by $590,308 for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 based on the changes in revenues and costs of sales as discussed above. Gross margin for the periods in 2021 and 2020 was 52% and 10%, respectively. This increase in gross margin is a direct result of the new development agreements.

Operating Expenses

Our principal operating costs include the following items as a percentage of total expense.

	Three Months Ended March 31,
	2021	2020
Human resource costs, including benefits	44.0%	52.6%
Travel and entertainment	0.1%	5.9%
Other general and administration costs:
Professional fees and consulting expenses	35.6%	11.6%
Other expense	15.2%	15.7%
Depreciation and amortization	1.1%	0.3%
Other research and deployment costs, excluding human resources and travel and entertainment	3.9%	3.3%
Other sales and marketing costs, excluding human resources and travel and entertainment	0.1%	10.6%

Operating expenses increased by $1,140,268, or 49% as a result of the following items:

(000s)
Human resource costs, including benefits	$725
Travel and entertainment	(62)
Other general and administration costs:
Professional fees and consulting costs	298
Other expense	230
Depreciation and amortization	13
Other research and deployment costs, excluding human resources and travel and entertainment	(23)
Other sales and marketing costs, excluding human resources and travel and entertainment	(41)
$1,140

The increase in operating expenses was primarily as a result of higher stock-based compensation of $1,348,462 for the three months ended March 31, 2021.

Operating Loss

As a result of the foregoing, our operating loss increased by $549,960, or 24%, to $2,881,388 for the three months ended March 31, 2021, compared with $2,331,428 for the three months ended March 31, 2020. Operating loss increased primarily as a result of higher stock-based compensation of $1,348,462 for the three months ended March 31, 2021.

Other Income (Expense), net

Other income (expense), net decreased by $219,126, or 46%, to $256,731 for the three months ended March 31, 2021, compared with $475,857 for the three months ended March 31, 2020. During the three months ended March 31, 2021, compared to the same period in 2020, we reported a decrease in interest expense of approximately $262,375 partially offset by a loss recognized on abandoned patent applications.

Net Loss

As a result of the net effects of the foregoing, net loss increased by $330,834, or 12%, to $3,138,119 for the three months ended March 31, 2021, compared with $2,807,285 for the three months ended March 31, 2020. Net loss per share of common stock, basic and diluted, was $(0.12) for the three months ended March 31, 2020, compared with approximately $(0.14) for the three months ended March 31, 2021.

Summary of (Uses) and Sources of Cash

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(3,066,199)	$(1,973,754)
Net cash used in investing activities	(148,281)	(2,393)
Net cash provided by financing activities	1,179,934	-
Decrease in cash	(2,034,546)	(1,976,147)
Cash and cash equivalents, beginning of period	26,060,733	2,153,028
Cash and cash equivalents, end of period	$24,026,187	$176,881

The principal use of cash in operating activities for the three months ended March 31, 2021 was to fund the Company’s current expenses primarily related to both sales and marketing and research and development activities necessary to allow us to service and support customers. The increase in cash flows used in operating activities of approximately $1,100,000 was primarily due to a reduction in payables and accruals. Cash flows used in investing activities increased by $145,888 primarily due to purchase of lab equipment and a security deposit on our lease renewal in Sunnyvale, CA. The increase in cash provided by financing activities of $1,179,934 was due to the exercise of warrants of $1,279,892 partially offset by payments made for deferred offering costs.

For a summary of our outstanding Secured Promissory Notes and Long-Term Notes Payable and, see NOTES 7 and 8 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. As of March 31, 2021, we had a stockholders’ equity of approximately $14,709,000. At March 31, 2021, we had short-term and long-term borrowings outstanding of approximately $7,169,000 and $862,000, respectively. As of March 31, 2021, we had cash of approximately $ $24,026,000 and working capital of approximately $14,860,000.

In December 2020, the Company completed a registered public offering of its common stock, generating net proceeds of approximately $31,254,000. In addition, we realized net proceeds of approximately $1,300,000 from the exercise of warrants in the first quarter of 2021.

We believe the funds raised in the December 2020 equity offering, in addition to growth in revenue and profitability expected as the Company executes its business plan, will fund its operations for at least the next twelve months from the issuance date of these financial statements.

As described above, on May 17, 2021, we entered into an definitive agreement to acquire American Robotics. The purchase price will be funded via a mixture of $7.5 million of cash and equity securities. The American Robotics Transaction is subject to customary closing conditions, including approval by the Company’s stockholders. The transaction is expected to close in the third quarter of 2021.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements.

Contractual Obligations

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. Information concerning our critical accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 8, 2021. There have been no significant changes in our critical accounting polies since the filing of the Form 10-K.

Recent Accounting Pronouncements

There have been no material changes to our significant accounting policies as summarized in NOTE 2 of our Annual Report on Form 10-K for the year ended December 31, 2020. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying condensed consolidated financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, that relate to future events or to our future operations or financial performance.  Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

●	our plans to further develop our FullMAX system of wireless base stations;
●	our plans to further develop remote radios;
●	the adoption by our target industries of the new IEEE 802.16s standard for private cellular networks;
●	our future development priorities;
●	our estimates regarding the size of our potential target markets;
●	our expectations about the impact of new accounting standards;
●	our future operations, financial position, revenues, costs, expenses, uses of cash, capital requirements, our need for additional financing or the period for which our existing cash resources will be sufficient to meet our operating requirements; or
●	our plans to acquire American Robotics;
●	our strategies, prospects, plans, expectations, forecasts or objectives.

Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” “scheduled” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement.  Actual results, level of activity, performance, experience or achievements may differ materially from those expressed or implied by any forward-looking statement as a result of various important factors, including our critical accounting policies and risks and uncertainties relating, among other things, to:

●	our ability to obtain additional financing on reasonable terms, or at all;
●	our ability to repay our indebtedness;
●	the accuracy of our estimates regarding expenses, costs, future revenues, uses of cash and capital requirements;
●	the market acceptance of our wireless connection products and the IEEE 802.16s standard and IEEE 802.16t standard;
●	our ability to develop future generations of our current products;
●	our ability to generate significant revenues and achieve profitability;
●	our ability to successfully commercialize our current and future products, including their rate and degree of market acceptance;
●	our ability to attract and retain key scientific or management personnel and to expand our management team;
●	our ability to establish licensing, collaboration or similar arrangements on favorable terms and our ability to attract collaborators with development, regulatory and commercialization expertise;
●	our ability to manage the growth of our business;
●	the success of our strategic partnerships with third parties;
●	our ability to complete the American Robotics acquisition;
●	expenditures not resulting in commercially successful products;
●	our outreach to global markets;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our ability to expand, protect and maintain our intellectual property position;
●	the success of competing third-party products;
●	our ability to fully remediate our identified internal control material weaknesses;
●	regulatory developments in the United States and other countries; and
●	our ability to comply with regulatory requirements relating to our business, and the costs of compliance with those requirements, including those on data privacy and security.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2021. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of the three-month period ended March 31, 2021, due to the existence of the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the control deficiencies identified during this evaluation and set forth below, our senior management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2021 due to the existence of a material weakness in internal control over financial reporting as described below.

As set forth below, management will take steps to remediate the control deficiencies identified below. Notwithstanding the control deficiencies described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the quarter ended March 31, 2021.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company did not maintain effective internal control over financial reporting as of the three-month period ended March 31, 2021 due to the existence of the following material weakness identified by management:

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

Management’s Remediation Plan

Management believes that progress has been made during the three months ended March 31, 2021, and through the date of this report, to remediate the underlying causes of the material weakness in internal control over financial reporting. Management intends to remediate the material weakness in the following manner:

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

Changes in internal control over financial reporting

Other than the Remediation Plan set forth above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our Annual Report on 10-K for the year ended December 31, 2020, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, except as set forth below.

American Robotics Transaction

Completion of the American Robotics Transaction is subject to the conditions contained in the Merger Agreement and if these conditions are not satisfied, the American Robotics Transaction will not be completed.

The completion of the American Robotics Transaction is subject to various closing conditions, including (a) the Company obtaining stockholder approval of the shares of common stock and warrants to be issued as consideration, and (b) the shares of the common stock to be issued as consideration, including shares of common stock underlying warrants, in the American Robotics Transaction being approved for listing on Nasdaq.

Many of the conditions to the closing of the American Robotics Transaction are not within our control, and we cannot predict with certainty when or if these conditions will be satisfied. The failure to satisfy any of the required conditions could delay the completion of the American Robotics Transaction or prevent it from occurring. Any delay in completing the American Robotics Transaction could cause us not to realize some or all of the benefits that we expect to achieve if the American Robotics Transaction is successfully completed within the expected timeframe. There can be no assurance that the conditions to the closing of the American Robotics Transaction will be satisfied or that the America Robotics Transaction will be completed or that if completed we will realize the anticipated benefits.

Failure to complete the American Robotics Transaction could negatively impact our stock price and our future business and financial results.

If the American Robotics Transaction is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the American Robotics Transaction, we could be subject to a number of negative consequences, including, among others: (i) we may experience negative reactions from the financial markets, including negative impacts on our stock price; (ii) we will still be required to pay certain significant costs relating to the American Robotics Transaction, including legal, accounting, and financial advisor costs; and (iii) matters related to the American Robotics Transaction (including integration planning) require substantial commitments of our time and resources, which could result in our inability to pursue other opportunities that could be beneficial to us. If the American Robotics Transaction is not completed or if completion of the American Robotics Transaction is delayed, any of these risks could occur and may adversely affect our business, financial condition, financial results, and stock price.

The American Robotics Transaction will involve substantial costs.

We have incurred, and expect to continue to incur, a number of non-recurring costs associated with the American Robotics Transaction. The substantial majority of the non-recurring expenses will consist of transaction and regulatory costs related to the American Robotics Transaction. We will also incur transaction fees and costs related to formulating and implementing integration plans, including system consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred from the American Robotics Transaction and integration. Although we anticipate that the elimination of duplicative costs and the realization of other efficiencies and synergies related to the integration should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None, other than those previously disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Name of Document

10.1	Separation Agreement and General Release, including Consulting Agreement, dated January 19, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on January 20, 2021)

10.2	Ondas Holdings Inc. 2021 Director Compensation Policy (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2021).

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated May 17, 2021*

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated May 17, 2021*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated May 17, 2021**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated May 17, 2021**

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  May 17, 2021

ONDAS HOLDINGS INC.

By:	/s/ Eric A. Brock
Eric A. Brock
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Stewart W. Kantor
Stewart W. Kantor
Chief Financial Officer
(Principal Financial and Accounting Officer)

