Form 10-Q
period 2021-06-30
Ondas Holdings Inc.
filed 2021-08-16
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The number of shares outstanding of the issuer’s common stock as of August 13, 2021 was 39,666,886.

ONDAS HOLDINGS INC.

i

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$58,550,105	$26,060,733
Accounts receivable, net	726,338	47,645
Inventory, net	1,146,718	1,152,105
Note receivable	2,000,000	-
Other current assets	1,064,958	629,030
Total current assets	63,488,119	27,889,513

Property and equipment, net	185,241	163,084

Other Assets:
Intangible assets, net	292,716	379,530
Lease deposits	118,577	28,577
Operating lease right of use assets	833,852	51,065
Total other assets	1,245,145	459,172
Total assets	$64,918,505	$28,511,769

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,871,858	$2,368,203
Operating lease liabilities	476,487	56,168
Accrued expenses and other current liabilities	2,073,735	2,832,780
Secured promissory note, net of debt discount of $0 and $120,711, respectively	-	7,003,568
Deferred revenue	24,692	165,035
Notes payable	-	59,550
Total current liabilities	4,446,772	12,485,304

Long-Term Liabilities:
Notes payable	300,000	906,541
Accrued interest	36,972	36,329
Operating lease liabilities, net of current	357,365	-
Total long-term liabilities	694,337	942,870
Total liabilities	5,141,109	13,428,174

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - par value $0.0001; 5,000,000 and 10,000,000 shares authorized; at June 30, 2021 and December 31, 2020, respectively, and none issued or outstanding at June 30, 2021 and December 31, 2020, respectively	-	-
Preferred stock, Series A - par value $0.0001; 5,000,000 shares authorized; none issued or outstanding at June 30, 2021 and December 31, 2020, respectively	-	-
Common stock - par value $0.0001; 116,666,667 shares authorized; 34,038,707 and 26,540,769 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	3,404	2,654
Additional paid in capital	130,983,424	80,330,488
Accumulated deficit	(71,209,432)	(65,249,547)
Total stockholders’ equity	59,777,396	15,083,595
Total liabilities and stockholders’ equity	$64,918,505	$28,511,769

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues, net	$887,432	$1,155,374	$2,052,196	$1,355,572
Cost of goods sold	580,675	540,585	1,136,025	721,677
Gross profit	306,757	614,789	916,171	633,895

Operating expenses:
General and administration	2,495,271	2,490,257	4,904,124	3,398,844
Sales and marketing	196,149	132,370	383,521	681,388
Research and development	753,642	757,916	1,648,219	1,650,845
Total operating expenses	3,445,062	3,380,543	6,935,864	5,731,077

Operating loss	(3,138,305)	(2,765,754)	(6,019,693)	(5,097,182)

Other income (expense)
Other income (expense), net	652,957	-	618,781	9,013
Interest income	7,594	66	7,626	158
Interest expense	(344,012)	(454,853)	(566,600)	(939,815)
Total other income (expense)	316,539	(454,787)	59,807	(930,644)

Loss before provision for income taxes	(2,821,766)	(3,220,541)	(5,959,886)	(6,027,826)

Provision for income taxes	-	-	-	-

Net loss	(2,821,766)	(3,220,541)	(5,959,886)	(6,027,826)

Net loss per share - basic and diluted	$(0.10)	$(0.16)	$(0.21)	$(0.30)

Weighted average number of common shares outstanding, basic and diluted	28,890,547	19,802,921	28,083,888	19,802,921

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2019	19,756,154	$1,976	$39,339,449	$(51,771,667)	(12,430,242)
Stock-based compensation	-	-	25,599	-	25,599
Forgiveness of accrued officers salary	-	-	150,002	-	150,002
Net loss	-	-	-	(2,807,285)	(2,807,285)

Balance, March 31, 2020	19,756,154	1,976	39,515,050	(54,578,952)	(15,061,926)
Stock-based compensation	-	-	1,881,080	-	1,881,080
Net loss	-	-	-	(3,220,541)	(3,220,541)

Balance, June 30, 2020	19,756,154	$1,976	$41,396,130	$(57,799,493)	$(16,401,387)

Balance, December 31, 2020	26,540,769	$2,654	$80,330,488	$(65,249,547)	15,083,595
Stock-based compensation	-	-	1,348,462	-	1,348,462
Shares issued in exercise of warrants	131,271	13	1,279,879	-	1,279,892
Forgiveness of accrued officers salary	-	-	135,103	-	135,103
Net loss	-	-	-	(3,138,119)	(3,138,119)

Balance, March 31, 2021	26,672,040	2,667	83,093,932	(68,387,666)	14,708,933
Issuance of shares from 2021 Public Offering, net of costs	7,360,000	736	47,522,833	-	47,523,569
Stock-based compensation	-	-	301,657	-	301,657
Shares issued in exercise of warrants	6,667	1	65,002	-	65,003
Net loss	-	-	-	(2,821,766)	(2,821,766)

Balance, June 30, 2021	34,038,707	$3,404	$130,983,424	$(71,209,432)	$59,777,396

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(5,959,886)	$(6,027,826)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	50,272	49,473
Amortization of deferred financing costs	120,712	295,159
PPP Loan forgiveness	(666,091)	-
Amortization of intangible assets	19,617	6,464
Amortization of right of use asset	154,457	134,768
Loss on Intellectual Property	70,895	-
Stock-based compensation	1,650,119	1,906,679
Changes in operating assets and liabilities:
Accounts receivable	(678,694)	(312,769)
Inventory	5,387	(102,821)
Other current assets	(435,929)	(126,276)
Accounts payable	(496,344)	1,041,105
Deferred revenue	(140,343)	-
Operating lease liability	(159,560)	(234,400)
Accrued expenses and other current liabilities	(623,300)	604,579
Net cash flows used in operating activities	(7,088,688)	(2,765,865)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(3,698)	(24,499)
Purchase of equipment	(72,429)	(6,898)
Proceeds from sub-lease deposit	-	19,332
Security deposit	(90,000)	2,775
Cash paid for note receivable	(2,000,000)	-
Net cash flows used in investing activities	(2,166,127)	(9,290)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from paycheck protection program loan	-	666,091
Proceeds from exercise of warrants	1,344,882	-
Proceeds from 2021 Public Offering, net of costs	47,523,583	-
Payments on loan payable	(7,124,278)	-
Net cash flows provided by financing activities	41,744,187	666,091

Increase (decrease) in cash and cash equivalents	32,489,372	(2,109,064)
Cash and cash equivalent, beginning of period	26,060,733	2,153,028
Cash and cash equivalents, end of period	$58,550,105	$43,964

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$1,038,532	$4,928
Cash paid for income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Forgiveness of accrued officers salary	$135,103	$150,002

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

We have two wholly owned subsidiaries: (i) Ondas Networks, our operating company, originally incorporated in Delaware on February 16, 2006 under the name Full Spectrum Inc., subsequently changed to Ondas Networks Inc. on August 10, 2018, and (ii) FS Partners (Cayman) Limited, a Cayman Islands limited liability company (“FS Partners”). We have one majority owned subsidiary, Full Spectrum Holding Limited, a Cayman Islands limited liability company (“FS Holding”), which owned 100% of Ondas Network Limited, organized in Chengdu Province, China. FS Partners and Ondas Network Limited were both formed for the purpose of operating in China. As of December 31, 2019, we revised our business strategy, and discontinued all operations in China. On June 2, 2020, Ondas Network Limited was deregistered by the authority of the Chengdu High-Tech Zone, Market Supervision Administration. Both FS Partners and FS Holdings had no operations during 2020 and 2021, and we are in the process of dissolving them and expect the process to be completed by the end of 2021.

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

Liquidity

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. As of June 30, 2021, we had a stockholders’ equity of approximately $59,777,000, net short-term and long-term borrowings outstanding of approximately $0 and $300,000, respectively, and cash of approximately $58,550,000.

In December 2020, the Company completed a registered public offering of its common stock, generating net proceeds of approximately $31,254,000. In June 2021, the Company completed another registered public offering of its common stock, generating net proceeds of $47,523,583. We believe the funds raised in the December 2020 and June 2021 equity offerings, in addition to growth in revenue expected as the Company executes its business plan, will fund its operations for at least the next twelve months from the issuance date of these financial statements.

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

COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19") was identified and has resulted in increased travel restrictions, business disruptions and emergency quarantine measures across the world including the United States.

The Company’s business, financial condition and results of operations were impacted from the COVID-19 pandemic for the six months ended June 30, 2021 and the year ended December 31, 2020 as follows:

●	sales and marketing efforts were disrupted as our business development team was unable to travel to visit customers and customers were unable to receive visitors for on-location meetings; and

●	field activity for testing and deploying our wireless systems was delayed due to the inability for our field service team to install and test equipment for our customers.

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

The Company expects its business, financial condition and results of operations will be impacted from the COVID-19 pandemic during 2021, primarily due to the slowdown of customer activity during 2020 and 2021. Further, the COVID-19 pandemic is ongoing and remains an unknown risk for the foreseeable future. The extent to which the coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and its variants. As a result, the Company is unable to reasonably estimate the full extent of the impact from the COVID-19 pandemic on its future business, financial condition and results of operations. In addition, if the Company were to experience any new impact to its operations or incur additional unanticipated costs and expenses as a result of the COVID-19 pandemic, such operational delays and unanticipated costs and expenses could further adversely impact the Company’s business, financial condition and results of operations during 2021.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2020 Form 10-K and are updated, as necessary, in this Form 10-Q. The December 31, 2020 condensed consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. On June 30, 2021 and December 31, 2020, we had no cash equivalents. The Company periodically monitors its positions with, and the credit quality of the financial institutions with which it invests. Periodically, throughout the three months ended, and as of June 30, 2021, the Company has maintained balances in excess of federally insured limits. As of June 30, 2021, the Company was approximately $58,250,000 in excess of federally insured limits.

Inventory

Inventories, which consist solely of raw materials, work in process and finished goods, are stated at the lower of cost (first-in, first-out) or net realizable value, net of reserves for obsolete inventory. We continually analyze our slow-moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. As of June 30, 2021 and December 31, 2020, we determined that no such reserves were necessary.

Inventory consists of the following:

	June 30, 2021	December 31, 2020
Raw Material	$1,032,324	$911,753
Work in Process	18,901	172,207
Finished Goods	95,493	68,145
TOTAL INVENTORY, NET	$1,146,718	$1,152,105

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

The Company had no financial instruments that are required to be valued at fair value as of June 30, 2021 and December 31, 2020.

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

On April 23, 2020, effective April 24, 2020, the Company and Siemens Mobility, Inc. (“Siemens”) (the “Parties”) entered into a Joint Development Agreement (the “JDA”) and a Brand Label and Master Purchase Agreement (the “BLA”). The JDA calls for the joint development of (i) a dual-mode 900 MHz over-the-air ATCS compatible, MC-IoT capable base station radio and (ii) a dual-purpose 900 MHz, over-the-air advanced train control system (“ATCS”) compatible, MC-IoT capable wayside radio. The BLA calls for the purchase by Siemens of certain products developed under the JDA to create a Siemens-branded portfolio of wireless radio communication systems for the North American Rail Market. As of June 30, 2021 the ATCS joint development program was 99.5% completed.

On January 29, 2021, the Company and Siemens signed a letter of intent to start negotiations to enter into a definitive agreement for the development of a new product for the global rail market. As agreed in the letter of intent, Siemens issued initial purchase orders on February 3, 2021 in order to commence the program. Preliminary and other work on this project began in the first quarter of 2021 with 58% being completed as of June 30, 2021. This new joint development product will be marketed and sold worldwide by Siemens and will be the Company’s first onboard locomotive product.

On March 11, 2021, the Company received a purchase order from AURA Network System (“AURA”) to develop a radio system capable of performing Base Station and Mobile Remote functions in support of AURA’s C2 UAS system. As of June 30, 2021, 97% of the project was completed. The system will be used by AURA for customer testing and demonstration purposes beginning in the third quarter of 2021.

Collaboration Arrangements Within the Scope of ASC 808, Collaborative Arrangements

The Company’s development revenue includes contracts where the Company and the customer work cooperatively to develop software and hardware applications. The Company analyzes these contracts to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and are therefore within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808"). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.  For collaboration arrangements that are deemed to be within the scope of ASC 808, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606"). The Company’s policy is generally to recognize amounts received from collaborators in connection with joint operating activities that are within the scope of ASC 808 as a reduction in research and development expense. As of June 30, 2021, the Company has not identified any contracts with its customers that meet the criteria of ASC 808.

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

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the products or services promised within each contract and determines those that are performance obligations and assesses whether each promised product or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales and other taxes collected on behalf of third parties are excluded from revenue. For the three and six months ended June 30, 2021 and 2020, none of our contracts with customers included variable consideration.

Contracts that are modified to account for changes in contract specifications and requirements are assessed to determine if the modification either creates new or changes the existing enforceable rights and obligations. Generally, contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. For the three and six months ended June 30, 2021 and 2020, there were no modifications to contract specifications.

The Company is engaged in the development, marketing and sale of wireless radio systems for secure, wide area mission-critical, business-to-business networks. We generate revenue primarily from the sale of our FullMAX System and the delivery of related services, along with non-recurring engineering (“NRE”) development projects with certain customers.

Product revenue is comprised of sales of the Company’s software defined base station and remote radios, its network management and monitoring system, and accessories. The Company’s software and hardware is sold with a limited one-year basic warranty included in the price. The limited one-year basic warranty is an assurance-type warranty, is not a separate performance obligation, and thus no transaction price is allocated to it. The nature of tasks under the limited one-year basic warranty only provides for remedying defective product(s) covered by the warranty. Product revenue is generally recognized when the customer obtains control of our product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract, or upon installation when the combined performance obligation is not distinct within the context of the contract.

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

These contracts are also assessed to determine whether they are collaborative arrangements within ASC 808. As of June 30, 2021, the Company notes that no current contracts fall under the guidance within ASC 808 and will continue to be accounted for in accordance with ASC 606.

Disaggregation of Revenue

The following tables present our disaggregated revenues by Type of Revenue and Timing of Revenue:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Type of Revenue
Product revenue	$71,400	$811,238	$89,000	$826,510
Service revenue	14,107	6,326	22,317	9,090
Development revenue	801,237	332,709	1,939,377	514,871
Other revenue	688	5,101	1,502	5,101
Total revenue	$887,432	$1,155,374	$2,052,196	$1,355,572

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Timing of Revenue
Revenue recognized point in time	$72,088	$822,105	$90,502	$838,881
Revenue recognized over time	815,344	333,269	1,961,694	516,691
Total revenue	$887,432	$1,155,374	$2,052,196	$1,355,572

Contract Assets and Liabilities

We recognize a receivable or contract asset when we perform a service or transfer a good in advance of receiving consideration. A receivable is recorded when our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. A contract asset is recorded when our right to consideration in exchange for goods or services that we have transferred or provided to a customer is conditional on something other than the passage of time. Contract assets on June 30, 2021 was $613,650 and is included in other current assets in the Company’s unaudited condensed consolidated balance sheet. We did not have any contract assets recorded at December 31, 2020.

We recognize a contract liability when we receive consideration, or if we have the unconditional right to receive consideration, in advance of satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. The table below details the activity in our contract liabilities during the six months ended June 30, 2021, and the year ended December 31, 2020, which is included in accrued expenses and other current liabilities in the Company’s unaudited condensed consolidated balance sheet.

	Six months ended June 30,	Year Ended December 31,
	2021	2020
Balance at beginning of period	$165,035	$378,850
Additions	1,050,000	1,053,850
Transfer to contract assets	(62,652)	-
Transfer to revenue	(1,127,691)	(1,267,665)
Balance at end of period	$24,692	$165,035

Warranty Reserve

For our software and hardware products, we provide a limited one-year assurance-type warranty and for our development service, we provide no warranties. The assurance-type warranty covers defects in material and workmanship only. If a software or hardware component is determined to be defective after being tested by the Company within the one-year, the Company will repair, replace or refund the price of the covered hardware and/or software to the customer (not including any shipping, handling, delivery or installation charges). We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance-type warranties and has determined that the estimated outstanding warranty obligation on June 30, 2021 or December 31, 2020 are immaterial to the Company’s financial statements.

Leases

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. During the six months ended June 30, 2021, the Company had one operating lease consisting of office space in Sunnyvale, CA (the “Gibraltar Lease”) and for the year ended December 31, 2020, the Company had operating leases primarily consisting of two office space leases in Sunnyvale, California (the “North Pastoria Lease” and the “Gibraltar Lease”) (collectively, the “Sunnyvale Leases”). On December 31, 2020, the North Pastoria Lease expired. The Gibraltar Lease expired on February 28, 2021 and was verbally extended to March 31, 2021 under the same terms. On January 22, 2021, we entered into a 24-month lease (effective April 1, 2021) with the owner and landlord (the “2021 Gibraltar Lease”), wherein the base rate is $45,000 per month, with a security deposit in the amount of $90,000.

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

Lease Costs

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Components of total lease costs:
Operating lease expense	$135,000	$82,700	$215,627	$165,955
Short-term lease costs (1)	-	1,300	-	5,550
Sublease rental income	-	(31,281)	-	(50,613)
Total lease costs	$135,000	$52,719	$215,627	$120,892

(1)	Represents short-term leases which are immaterial.

Lease Positions as of June 30, 2021 and December 31, 2020

ROU lease assets and lease liabilities for our operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	As of June 30, 2021	As of December 31, 2020
Assets:
Operating lease assets	$833,852	$51,065
Total lease assets	$833,852	$51,065

Liabilities:
Operating lease liabilities, current	$476,487	$56,168
Operating lease liabilities, net of current	357,365	-
Total lease liabilities	$833,852	$56,168

Other Information

	Six months ended June 30,
	2021	2020
Operating cash flows for operating leases	$220,730	$265,583
Weighted average remaining lease term (in years) – operating lease	1.75	0.6
Weighted average discount rate – operating lease	14%	14%

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average shares of common stock outstanding for each period. Diluted net loss per share is the same as basic net loss per share since the Company has net losses for each period presented.

The following potentially dilutive securities for the six months ended June 30, 2021 and 2020 have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	Six months ended June 30,
	2021	2020
Warrants to purchase common stock	1,694,972	1,879,722
Options to purchase common stock	643,006	499,667
Restricted stock purchase offers	643,660	1,126,159
Total potentially dilutive securities	2,981,638	3,505,548

Concentration of Customers

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue.

The table below sets forth the Company’s customers that accounted for greater than 10% of its revenues for the three- and six-month periods ended June 30, 2021 and 2020, respectively:

	Three months ended		Six months ended
	June 30,		June 30,
Customer	2021	2020	2021	2020
A	43%	29%	29%	38%
B	57%	71%	71%	60%

Customer B accounted for 75% of the Company’s accounts receivable balance at June 30, 2021.

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

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06"), which simplifies an issuer’s accounting for convertible instruments by reducing the number of accounting models that require separate accounting for embedded conversion features. ASU 2020-06 also simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification and makes targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance. This update will be effective for the Company’s fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Entities can elect to adopt the new guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company is currently evaluating the impact of the pending adoption of the new standard on its financial statements and intends to adopt the standard as of January 1, 2024.

Reclassification

Certain amounts reported in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 3 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30,	December 31,
	2021	2020
Prepaid insurance	$356,535	$623,627
Interest income receivable	7,562	-
Other prepaid expenses	87,211	5,403
Contract assets	613,650	-
Total other current assets	$1,064,958	$629,030

NOTE 4 – NOTES RECEIVABLE

On April 22, 2021, the Company made a loan to American Robotics in the aggregate amount of $2.0 million. The note carries interest at a rate of 2% per annum. The principal and any accrued and unpaid interest shall be due on April 22, 2022. As of and for the three and six months ended June 30, 2021, the Company recorded $7,562 of interest receivable and interest income related to the note in in the accompanying unaudited condensed consolidated financial statements. See Note 13 for further details.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2021	December 31, 2020
Vehicle	$149,916	$149,916
Computer Equipment	170,637	112,615
Furniture and fixtures	94,053	94,053
Software	61,287	61,287
Leasehold improvements	30,923	28,247
Test Equipment	37,126	25,395
	543,942	471,513
Less: accumulated depreciation	(358,701)	(308,429)
Total property and equipment, net	$185,241	$163,084

Depreciation expense for the three months ended June 30, 2021 and 2020 was $25,130 and $24,825, respectively. Depreciation expense for the six months ended June 30, 2021 and 2020 was $50,272 and $49,473, respectively.

NOTE 6 – INTANGIBLE ASSETS

On June 30, 2021, our intangible assets included patent costs totaling $91,512 (of which $58,762 represents patent pending costs which are not subject to amortization) less accumulated amortization of patent costs of $11,329 and license costs totaling $241,909 less accumulated amortization of license costs of $29,376. On December 31, 2020, our intangible assets included patent costs totaling $158,710 (of which $133,112 represented patent pending costs which are not subject to amortization) less accumulated amortization of patent costs of $3,809 and license costs totaling $241,909 less accumulated amortization of license costs of $17,280. Amortization expense for the three months ended June 30, 2021 and 2020 was $6,867 and $5,824, respectively. Amortization expense for the six months ended June 30, 2021 and 2020 was $19,617 and $6,464, respectively.

Estimated amortization expense for the next five years for the patent and license costs currently being amortized is as follows:

Year Ending December 31,	Estimated Amortization
2021 (6 months)	$13,734
2022	$27,029
2023	$27,029
2024	$26,752
2025	$26,752

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2021	2020
Accrued payroll and other benefits	$1,067,690	$2,125,981
D&O insurance financing payable	178,497	479,712
Accrued interest	-	44,579
Accrued professional fees	737,548	115,000
Other accrued expenses	90,000	67,508
Total accrued expenses and other current liabilities	$2,073,735	$2,832,780

NOTE 8 – SECURED PROMISSORY NOTES

Steward Capital Holdings LP

On March 9, 2018, we entered into a loan and security agreement (the “Agreement”) with Steward Capital Holdings LP (the “Steward Capital”) wherein Steward Capital made available to us a loan in the aggregate principal amount of up to $10,000,000 (the “Loan”). On March 9, 2018, the Company and Steward Capital, pursuant to the Agreement, entered into a Secured Term Promissory Note for $5,000,000, having a maturity date of September 9, 2019 (“Tranche A”). The Note bore interest at a per annum rate equal to the greater of (a) 11.25% or (b) 11.25% plus the Prime Rate, less 3.25%. The Agreement also included payments of $25,000 in loan commitment fees and $100,000 (1%) of the funding in loan facility charges. The loan commitment fees and $50,000 in loan facility charges associated with Tranche A were recorded as debt discount and amortized over the life of the Loan. There was also an end of term charge of $250,000. The end of term charge was being recorded as accreted costs over the term of the Loan. The Note was secured by substantially all of the assets of the Company.

On October 9, 2018, the Company and Steward Capital, pursuant to the Agreement, entered into a second Secured Term Promissory Note for $5,000,000 having a maturity date of April 9, 2020 (the “Second Note”) to complete the Agreement for $10,000,000. The Second Note bore interest at a per annum rate equal to the greater of (a) 11.25% or (b) 11.25% plus the Prime Rate, less 3.25%. Pursuant to the terms of the Agreement, the Company was required to pay a $50,000 loan facility charge.

On June 18, 2019, the Company and Steward Capital entered into a letter of agreement to amend the Agreement (the “First Amendment”) to (i) extend and amend the maturity date, as defined in Section 1.1 of the Agreement, to read in its entirety “means September 9, 2020” (the “Maturity Date”); (ii) waive the repayment requirement to Steward Capital under Section 2.3 of the Agreement, in connection with the then proposed public offering of the Company as described in the Company’s Registration Statement on Form S-1, as amended, originally filed on April 12, 2019, and (iii) waive the restriction by Steward Capital on the prepayment of Indebtedness under Section 7.4 of the Agreement. In connection with the waivers, extension and amendment, the Company agreed to pay to Steward Capital, upon the earlier of (a) the completion of the public offering as set forth in Section 2.3 of the Agreement and (b) ten (10) days following the Company’s receipt of Steward’s written demand therefor, a fee equal to three percent (3%) of the current outstanding principal balance of the Loan (as defined in the Agreement). The Company concluded that the modifications created by the First Amendment resulted in a troubled debt restructuring under Accounting Standard Codification—Debt (Topic 470) as it was determined that a concession was granted by Steward Capital. However, as the future payments to be made subsequent to the modification were greater than the carrying value at the time of the modification, no gain or loss was required to be recognized on the troubled debt restructuring. As the difference between the effective interest rate method and the straight-line method was deemed immaterial, the Company continued to amortize the deferred loan costs using the straight-line method over the remaining term of the Loan.

On October 28, 2019, the Company and Steward Capital entered into a letter of agreement to amend the Agreement, as amended (the “Second Amendment”) wherein the parties agreed to (i) extend and amend the due date for all accrued and unpaid interest starting September 2, 2019 to the Maturity Date and (ii) extend and amend the due date for the 3% fee payable to Steward Capital in connection with the First Amendment and waiver dated June 2019 to be payable on the Maturity Date. In connection with the extensions and amendments, the Company issued Steward Capital 120,000 shares of the Company’s common stock valued at $300,000 on December 15, 2019. The value was recorded as debt discount and amortized over the life of the Loan. The Company concluded that the modifications created by the Second Amendment resulted in a troubled debt restructuring under Accounting Standard Codification—Debt (Topic 470) as it was determined that a concession was granted by Steward Capital. However, as the future payments to be made subsequent to the modification were greater than the carrying value at the time of the modification, no gain or loss was required to be recognized on the troubled debt restructuring. As the difference between the effective interest rate method and the straight-line method was deemed immaterial, the Company continued to amortize the deferred loan costs using the straight-line method over the remaining term of the Loan.

On September 4, 2020, the Company and Steward Capital entered into the Second Amendment to the Loan and Security Agreement (the “Second Amendment”) to (i) extend the Maturity Date to September 9, 2021 (the “Extended Maturity Date”) and convert all accrued interest into the note, resulting in a new principal balance of $11,254,236, (ii) make all accrued and unpaid interest from September 9, 2020 through the date of maturity due on the Extended Maturity Date, (iii) on or before October 1, 2020, Company was to issue 40,000 shares of Company’s stock to Steward valued at $9.75 per share, or total of $390,000 (issued on September 30, 2020) and (iv) make the fee of 3% of the outstanding principal balance of the loan, or $300,000 (as defined in the First Amendment) due at the updated maturity date of September 9, 2021. The Company concluded that the modifications created by the Second Amendment resulted in a troubled debt restructuring under Accounting Standard Codification—Debt (Topic 470) as it was determined that a concession was granted by Steward Capital. However, as the future payments to be made subsequent to the modification were greater than the carrying value at the time of the modification, no gain or loss was required to be recognized on the troubled debt restructuring.

On April 14, 2021, the Company requested Steward Capital’s waiver of Section 7 (Covenants of Borrower), in connection with the acquisition of American Robotics, Inc (“American Robotics”). In connection with the waiver, the Company agreed to, upon consummation of the proposed acquisition, pay Steward Capital an additional $280,000, and upon the consummation of the proposed acquisition, Steward and the Company would amend the Agreement to modify the defined term “collateral” to include the intellectual property of American Robotics; however, the Company made a final payment to Steward Capital before closing of the acquisition.

On December 9, 2020, the Company made a $5,000,000 payment to Steward Capital, applying $4,679,958 to principal and $320,042 to accrued interest. On December 31, 2020, the principal balance was $7,003,568, net of debt discount of $120,711 and accreted cost of $550,000. On June 25, 2021, the Company made a final payment of $7,044,750 to Steward Capital, applying $6,574,278 to principal, $404,729 in interest and other fees, and $65,743 in early payment penalties. On June 30, 2021 and December 31, 2020, accrued interest was $0 and $44,579, respectively, and included in accrued expenses and other current liabilities in the balance sheet in the accompanying unaudited condensed consolidated financial statements. Interest expense for the three and six months ended June 30, 2021 was $148,874 and $426,448, respectively. Interest expense for the three and six months ended June 30, 2020 was $248,375 and $598,750, respectively.

NOTE 9 – LONG-TERM NOTES PAYABLE

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

On both June 30, 2021 and December 31, 2020, the total outstanding balance of the Convertible Promissory Note (the “Note”) was $300,000. The maturity date of the Note is based on the payment of 0.6% of quarterly gross revenue until 1.5 times the amount of the Note is paid. Accrued interest on June 30, 2021 and December 31, 2020 was $36,972 and $36,329, respectively. Interest expense for the three and six months ended June 30, 2021 was $3,750 and $7,500, respectively. Interest expense for the three and six months ended June 30, 2020 was $11,250 and $22,500, respectively.

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

All or a portion of the PPP Loan may be forgiven by the SBA upon application to the Lender by the Company within 10 months after the last day of the covered period. The Lender will have 90 days to review borrower’s forgiveness application and the SBA will have an additional 60 days to review the Lender’s decision as to whether the borrower’s loan may be forgiven. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities, and certain covered mortgage interest payments during the twenty-four-week period beginning on the date of the first disbursement of the PPP Loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee earning more than $100,000, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. On May 4, 2021, the Company submitted an application to the lender with supporting detail requesting forgiveness of the loan. On May 26, 2021, the Company received full forgiveness for both the principal and accrued interest, which is included in other income on the Company’s accompanying condensed consolidated statements of operations.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

On June 30, 2021, the Company had 10,000,000 shares of preferred stock, par value $0.0001, authorized, of which 5,000,000 shares are designated as Series A Convertible Preferred Stock (“Series A Preferred”) and 5,000,000 shares are non-designated (“blank check”) shares. As of June 30, 2021 and December 31, 2020, the Company had no preferred stock outstanding.

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

Common Stock

On June 30, 2021, the Company had 116,666,667 shares of common stock, par value $0.0001 (the “Common Stock”) authorized for issuance, of which 34,038,707 shares of our Common Stock were issued and outstanding.

On March 28, 2021, the lock-up period terminated for an aggregate of 8,142,894 shares of Common Stock, pursuant to lock-up agreements entered into in connection with the Company’s acquisition of Ondas Networks, as amended.

2021 Public Offering

On June 8, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc., acting as the representative for the underwriters identified therein (the “Underwriters”), relating to the Company’s public offering (the “2021 Public Offering”) of 6,400,000 shares (the “Firm Shares”) of the Company’s Common Stock.. Pursuant to the Underwriting Agreement, the Company also granted the Underwriters a 30-day option (the “Option”) to purchase up to an additional 960,000 shares of Common Stock (the “Option Shares,” and together with the Firm Shares, the “Shares”) to cover over-allotments.

The Underwriters agreed to purchase the Firm Shares from the Company with the option to purchase the Option Shares at a price of $6.51 per share. The Firm Shares were offered, issued, and sold pursuant to the Form S-3 and accompanying prospectus filed with the SEC under the Securities Act of 1933, as amended (the “Securities Act”).

On June 11, 2021, pursuant to the 2021 Public Offering, the Company issued 7,360,000 shares of Common Stock (Firm Shares and option shares) at a public price of $7.00 for net proceeds to the Company of $47,523,583 after deducting the underwriting discount and offering fees and expenses payable by the Company.

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

The table below details the net proceeds of the Public Offering

Gross Proceeds:
Firm shares and exercise of over-allotment option closing	$51,520,000
Offering Costs:
Underwriting discounts and commissions	(3,806,400)
Other offering costs	(190,017)
Net Proceeds	$47,523,583

The Company will use the net proceeds of the 2021 Public Offering for working capital and general corporate purposes, which includes further technology development, increased spending on marketing and advertising and capital expenditures necessary to grow the Ondas Holdings business.

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

Form S-3

On January 29, 2021, the Company filed a shelf Registration Statement on Form S-3 for up to $150,000,000 with the SEC (the “Form S-3") for shares of its Common Stock; shares of its preferred stock, which the Company may issue in one or more series or classes; debt securities, which the company may issue in one or more series; warrants to purchase its Common Stock, preferred stock or debt securities; and units. The Form S-3 was declared effective by the SEC on February 5, 2021.

Warrants to Purchase Common Stock

We use the Black-Sholes-Merton option model (the “Black-Scholes Model”) to determine the fair value of warrants to purchase Common Stock of the Company (“Warrants”). The Black-Scholes Model is an acceptable model in accordance with the GAAP. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average term of the Warrant.

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

The Company issued no warrants during the six months ended June 30, 2021. During the six months ended June 30, 2020, the Company’s Board issued (i) Warrants to purchase an aggregate of 279,460 shares of Common Stock with an exercise price of $7.50 per share and (ii) Warrants to purchase an aggregate of 9,793 shares of Common Stock with an exercise price of $6.39 per share. As of June 30, 2021, we had Warrants outstanding to purchase an aggregate of 1,741,865 shares of Common Stock with a weighted-average contractual remaining life of approximately 1.8 years, and exercise prices ranging from $0.03 to $9.75 per share, resulting in a weighted average exercise price of $9.11 per share.

During the three months ended March 31, 2021, certain warrant holders exercised their right to purchase an aggregate of 131,271 shares of the Company’s Common Stock at an exercise price of $9.75 totaling $1,279,892, all of which was received by the Company in January and March 2021. During the three months ended June 30, 2021, certain warrant holders exercised their right to purchase an aggregate of 6,667 shares of the Company’s Common Stock at an exercise price of $9.75 totaling $65,003, all of which was received by the Company in June 2021.

A summary of our Warrants activity and related information follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Shares Under	Exercise	Contractual
	Warrant	Price	Life
Balance on December 31, 2020	1,879,803	$9.16	2.2
Issued	-	-
Excercised	(131,271)	$9.75
Expired	-	-
Canceled	-
Balance on March 31, 2021	1,748,532	$9.12	2.1
Issued	-	-
Excercised	(6,667)	$9.75
Expired	-	-
Canceled	-	-
Balance on June 30, 2021	1,741,865	$9.11	1.8

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

On April 13, 2021 the Company entered into a consulting agreement with a vendor to perform strategic analysis and business development services to the Company. As part of the compensation for services provided, the Company granted stock options to purchase 50,000 shares of common stock, which vest on September 30, 2021. The five-year options have an exercise price of $8.72 per share and a grant date fair value of $2.64 per share.

The assumptions used in the Black-Scholes Model are set forth in the table below.

	Three months ended June 30,	Three months ended March 31,	Three months ended June 30,
	2021	2021	2020
Stock Price	$8.00	$12.92	$2.00
Risk-free interest rate	0.35%	0.57%	0.37%
Volatility	53.14%	52.80%	42.03-42.19%
Expected life in years	3	5	5.5-5.8
Dividend yield	0.00%	0.00%	0.00%

A summary of our Option activity and related information follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Shares Under	Exercise	Contractual
	Option	Price	Life
Balance on December 31, 2020	568,006	$7.39	9.4
Granted	25,000	$12.92	0.2
Expired	-	-
Terminated	-	-
Canceled	-	-
Balance on March 31, 2021	593,006	$7.63	9.2
Granted	50,000	$8.72	0.2
Expired	-	-
Terminated	-	-
Canceled	-	-
Balance on June 30, 2021	643,006	$7.03	9.0
Vested and Exercisable at June 30, 2021	440,733	$8.08	8.8

At June 30, 2021, total unrecognized estimated compensation expense related to non-vested Options issued prior to that date was approximately $224,000, which is expected to be recognized over a weighted-average period of 1.3 years. For the three months ended June 30, 2021 and 2020, $190,357 and $737,306, respectively, was recorded in stock-based compensation in the accompanying unaudited condensed consolidated financial statements. For the six months ended June 30, 2021 and 2020, $287,519 and $752,785, respectively, was recorded in stock-based compensation in the accompanying unaudited condensed consolidated financial statements. At June 30, 2021, no Options had been exercised.

Restricted Stock Units

On June 3, 2020, the Company entered into an agreement wherein restricted stock units (“RSU(s)”) for the issuance of 1,000,000 shares of the Company’s Common Stock, with deferred distribution, was granted and issued to Thomas V. Bushey, the Company’s President, pursuant to the 2018 Plan. Stock-based compensation expense for the year ended December 31, 2020 was $3,150,000. Non-vested RSUs as of December 31, 2020 totaled 625,0000 shares. The weighted average grant-date fair value for the RSU is $8.40. The weighted average vesting period of the RSU is 2.0 years. As of December 31, 2020, unrecognized compensation expense related to the unvested portion of the RSU was $5,250,000, which was expected to be recognized over a weighted average period of 1.25 years. On January 19, 2021, Thomas V. Bushey resigned as the Company’s President. Effective January 19, 2021, (i) Mr. Bushey received 500,000 RSU Shares (375,000 RSU Shares vested as of December 31, 2020 and 125,000 RSU Shares on which the Compensation Committee accelerated vesting), which RSU Shares will be issued on June 3, 2022 pursuant to Mr. Bushey’s deferral election, and (ii) 500,000 RSU shares were canceled. The company recognized stock-based compensation of $0 and $1,050,000 for the three and six months ended June 30, 2021, respectively.

During 2018, the Company entered into an agreement wherein RSUs for the issuance of 126,160 shares of the Company’s Common Stock (the “2018 RSUs”), with deferred distribution, was promised to a consultant pursuant to the 2018 Plan (the “RSU Agreement”). On September 21, 2020, the Company executed the RSU Agreement with the consultant. The 2018 RSUs vested upon the issuance of the RSU Agreement: however, the underlying shares of the Company’s Common Stock will not be issued and delivered to the consultant until December 1, 2021, at the request of the consultant. Stock-based compensation expense for the three months ended both June 30, 2021 and 2020 was $0. Stock-based compensation expense for the six months ended June 30, 2021 and 2020 was $0 and $10,120, respectively. The grant-date fair value for the RSU is $0.64 per share. The vesting period of the RSU was 2.0 years.

On January 25, 2021, the Compensation Committee of the Board of Directors of the Company approved the 2021 Director Compensation Policy (the “Policy”). The Policy is applicable to all directors that are not employees or compensated consultants of the Company. Pursuant to the Policy, the annual equity award to non-employee directors will be restricted stock units representing $60,000. The company recognized stock-based compensation of $0 and $90,000 for the three and six months ended June 30, 2021, respectively. Vesting period is one year. As of June 30, 2021 the unrecognized compensation expense was $270,000.

In addition, on January 25, 2021, the Compensation Committee approved the following grants: (a) for Messrs. Cohen, Reisfield and Silverman (i) 5,000 restricted stock units pursuant to the 2018 Plan, and (b) for Mr. Seidl and Ms. Sood (i) 5,000 restricted stock units pursuant to the 2018 Plan, and (ii) 10,000 restricted stock units pursuant to the 2018 Plan. Each restricted stock unit represents a contingent right to receive one share of common stock of the Company. The 5,000 restricted stock units granted to each of Messrs. Cohen, Reisfield, Silverman and Seidl and Ms. Sood vest in four successive equal quarterly installments with the first vesting date commencing on the first day of the next calendar quarter, provided that such director is a director of the Company on the applicable vesting dates. The 10,000 restricted stock units granted to Mr. Seidl and Ms. Sood vest in eight successive equal quarterly installments with the first vesting date commencing on the first day of the next calendar quarter, provided that such director is a director of the Company on the applicable vesting dates. All restricted stock units granted to these directors shall vest in full immediately upon a change in control. The company recognized stock-based compensation of $111,300 and $222,600 for the three and six months ended June 30, 2021. As of June 30, 2021, the unrecognized compensation expense was $349,800.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of June 30, 2021.

On July 23, 2021, Robert Wilhelm (“Wilhelm Plaintiff”), filed a Complaint for Violations of the Federal Securities Laws against the Company and its Board of Directors: Eric A. Brock, Stewart G. Kantor, Thomas V. Bushey, Richard M. Cohen, Derek Reisfeld, Randall P. Seidl, Richard H. Silverman, and Jaspreet Sood (together with the Company, the “Defendants”). Wilhelm Plaintiff alleges violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), 15 U.S.C. §§ 78n(a), 78t(a), and U.S. Securities and Exchange Commission (“SEC”) Rule 14a-9, 17 C.F.R. § 240.14a-9, in connection with a proposed transaction whereby Ondas will acquire American Robotics (the “Proposed Transaction”).

The Complaint seeks preliminary and permanent relief, including injunctive relief, to enjoin Defendants, and all persons acting in concert with them, from proceeding with, consummating, or closing the Proposed Transaction and any vote on the Proposed Transaction, unless and until additional disclosures are made to the Company’s shareholders. Wilhelm Plaintiff also seeks rescission and rescissory damages if the Proposed Transaction closes, attorneys’ fees and costs, as well as a declaration that Defendants violated Sections 14(a) and 20(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder.

Defendants have not yet been served with the Complaint. The shareholder vote on the Proposed Transaction took place on August 5, 2021, and the Proposed Transaction was approved by the Company’s shareholders. The Proposed Transaction closed on the same date. The Company believes that the plaintiff’s claims in the foregoing matter are without merit and intends to vigorously defend against them.

Also, on July 23, 2021, Sam Carlisle (“Carlisle Plaintiff”), filed a Complaint for Violations of the Federal Securities Laws against the Defendants. Carlisle Plaintiff alleges violations of Sections 14(a) and 20(a) of the Exchange Act, 15 U.S.C. §§ 78n(a), 78t(a), and SEC Rule 14a-9, 17 C.F.R. § 240.14a-9, in connection with the Proposed Transaction.

The Complaint seeks preliminary and permanent relief, including injunctive relief, to enjoin Defendants, and all persons acting in concert with them, from proceeding with, consummating, or closing the Proposed Transaction and any vote on the Proposed Transaction, unless and until Defendants disclose and disseminate additional disclosures to Company shareholders. Carlisle Plaintiff also seeks rescission and rescissory damages if the Proposed Transaction closes, attorneys’ fees and costs, as well as a declaration that Defendants violated Sections 14(a) and 20(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder.

Defendants have not yet been served with the Complaint. The shareholder vote on the Proposed Transaction took place on August 5, 2021, and the Proposed Transaction was appoved by the Company’s shareholders. The Proposed Transaction closed on the same date. The Company believes that the plaintiff’s claims in the foregoing matter are without merit and intends to vigorously defend against them.

On July 27, 2021, Binyamin Ostrov (“Ostrov Plaintiff”), filed a Complaint for Violations of the Federal Securities Laws against the Defendants. Ostrov Plaintiff alleges violations of Sections 14(a) and 20(a) of the Securities Exchange Act, 15 U.S.C. §§ 78n(a), 78t(a), and SEC Rule 14a-9, 17 C.F.R. § 240.14a-9, in connection with the Proposed Transaction.

The Complaint seeks preliminary and permanent relief to enjoin Defendants, and all persons acting in concert with them, from proceeding with, consummating, or closing the Proposed Transaction and any vote on the Proposed Transaction, unless and until Defendants disclose and disseminate additional disclosures to Company shareholders. Ostrov Plaintiff also seeks rescission and rescissory damages if the Proposed Transaction closes, attorneys’ fees and costs, as well as a declaration that Defendants violated Sections 14(a) and 20(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder.

Defendants have not yet been served with the Complaint. The shareholder vote on the Proposed Transaction took place on August 5, 2021, and the Proposed Transaction was approved by the Company’s shareholders. The Proposed Transaction closed on the same date. The Company believes that the plaintiff’s claims in the foregoing matter are without merit and intends to vigorously defend against them.

Operating Leases

On October 30, 2018, Ondas Networks entered into a Sublease with Texas Instruments Sunnyvale Incorporated, regarding the sublease of approximately 21,982 square feet of rentable space at 165 Gibraltar Court, Sunnyvale, CA 94089 (the “Gibraltar Sublease”), constituting the entire first floor of the premises (except the lobby and two stairwells), as defined under that certain Lease dated April 12, 2004, as amended by the First Lease Amendment dated March 15, 2005, a Second Amendment to Lease dated November 30, 2005, and a Third Amendment to Lease dated November 30, 2010 between Gibraltar Sunnyvale Holdings LLC and Texas Instruments Sunnyvale Incorporated. The Sublease began on November 1, 2018 and ended on February 28, 2021 at a base monthly rent of $28,577. A security deposit of $28,577 was paid upon execution of the Sublease. Rent expense for six months ended June 30, 2021 and 2020 was $80,627 and $83,255, respectively.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

Eric A. Brock, the Company’s Chief Executive Officer

On August 14, 2020, pursuant to the terms of the Series A Preferred Stock Offering, Mr. Brock purchased 52,500 shares of Series A Preferred totaling $315,000 (the “Series A Shares”). On December 8, 2020, the Series A Shares mandatorily converted into an aggregate of 66,676 shares of Common Stock, which includes an aggregate of 13,084 shares of Common Stock in connection with a 25% premium. and an aggregate of 842 shares of Common Stock in lieu of declaring a dividend on shares of Series A Convertible Preferred Stock. See NOTE 10 for details.

●	During the year ended December 31, 2020, we accrued $131,494 for salary owed during 2020 to Mr. Brock, which amount remained outstanding on December 31, 2020. On January 29, 2021, we paid Mr. Brock $64,344. The balance of $67,150 was paid on April 15, 2021.

Stewart W. Kantor, the Company’s President and Chief Financial Officer

●	During year ended December 31, 2020, we accrued $2,956 for salary owed during 2020 to Mr. Kantor. As of December 31, 2020, the accrued balance was $274,831. On January 29, 2021, the Company paid Mr. Kantor $137,416. The balance of $137,415 was paid on April 15, 2021.

Thomas V. Bushey, the Company’s Former President

●	On January 19, 2021, Mr. Bushey resigned as the Company’s President. Mr. Bushey will continue to serve on the Company’s Board, and as a consultant to the Company. Pursuant to the terms of a Separation Agreement and General Release (the “Separation Agreement”) dated January 19, 2021 (the “Effective Date”), between Mr. Bushey and the Company, Mr. Bushey agreed to waive his entitlement to accrued salary in the amount of $125,256 and accrued vacation in the amount of $9,847 as of the Effective Date.

●	On January 19, 2021, Mr. Bushey received 500,000 RSU Shares (375,000 RSU Shares vested as of December 31, 2020 and 125,000 RSU Shares on which the Compensation Committee accelerated vesting), which RSU Shares will be issued on June 3, 2022 pursuant to Mr. Bushey’s deferral election.

●	As part of the Separation Agreement, Mr. Bushey and the Company entered into a Consulting Agreement dated January 19, 2021 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Bushey will provide services to the Company at the direction of the Company’s Chief Executive Officer. The Consulting Agreement terminated on July 19, 2021.

NOTE 13 – SUBSEQUENT EVENTS

American Robotics Acquisition

Merger Agreement

On May 17, 2021, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Drone Merger Sub I Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub I”), Drone Merger Sub II Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub II”), American Robotics, , and Reese Mozer, solely in his capacity as the representative of American Robotics’ Stockholders (as defined in the Agreement). American Robotics is a company focused on designing, developing, and marketing industrial drone solutions for rugged, real-world environments. AR’s Scout System™ is a highly automated, AI-powered drone system capable of continuous, remote operation and is marketed as a “drone-in-a-box” turnkey data solution service under a Robot-as-a-Service (RAAS) business model. The Scout System™ is the first drone system approved by the FAA for automated operation beyond-visual-line-of-sight (BVLOS) without a human operator on-site.

On August 5, 2021 (the “Closing Date”), the Company’s stockholders approved the issuance of shares of the Company’s common stock, including shares of common stock underlying Warrants (as defined below), in connection with the acquisition of American Robotics.

On the Closing Date, American Robotics merged with and into Merger Sub I (“Merger I”), with American Robotics continuing as the surviving entity, and American Robotics then subsequently and immediately merged with and into Merger Sub II (“Merger II” and, together with Merger I, the “Mergers”), with Merger Sub II continuing as the surviving entity and as a direct wholly owned subsidiary of the Company. Simultaneously with Merger II, Merger Sub II was renamed American Robotics, Inc.

Pursuant to the Agreement, American Robotics stockholders received (i) cash consideration in an amount equal to $7,500,000, less certain indebtedness, transaction expenses and other expense amounts as described in the Agreement; (ii) 6,750,000 validly issued, fully paid and non-assessable shares of the Company’s common stock, less certain shares payable as transaction expenses; (iii) warrants exercisable for 1,875,000 shares of the Company’s common stock (the “Warrants”); and (iv) the cash release from the PPP Loan Escrow Amount (as defined in the Agreement). Each of the Warrants entitle the holder to purchase a number of shares of the Company’s common stock at an exercise price of $7.89. Each of the Warrants will be exercisable in three equal annual installments commencing on the one year anniversary of the Closing Date and shall have a term of ten years.

Also on the Closing Date, the Company entered into employment agreements and issued 1,375,000 restricted stock units under the Company’s incentive stock plan to key members of American Robotics’ management.

Lock-Up and Registration Rights Agreement

On May 17, 2021, the Company entered into a lock-up and registration rights agreement, by and among the Company and the directors and officers of American Robotics (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement (i) the Company agreed to file a resale registration statement for the Registrable Securities (as defined in the Registration Rights Agreement) no later than 90 days following the closing of the Mergers, and to use commercially reasonable efforts to cause it to become effective as promptly as practicable following such filing, (ii) the directors and officers and other American Robotics stockholders who sign a joinder to such agreement were granted certain piggyback registration rights with respect to registration statements filed subsequent to the closing of the Mergers, and (iii) the directors and officers of American Robotics agreed, subject to certain customary exceptions, not to sell, transfer or dispose of any Company common stock for a period of 180 days from the closing of the Mergers. In connection with the Mergers, the stockholders of American Robotics entered into a Joinder to Lock-Up and Registration Rights Agreement.

Promissory Note

On April 22, 2021, the Company made a loan to American Robotics in the aggregate amount of $2.0 million. The note carries interest at a rate of 2% per annum. The principal and any accrued and unpaid interest shall be due on April 22, 2022. As of and for the three and six months ended June 30, 2021, the Company recorded $7,562 of interest receivable and interest income related to the note in the consolidated balance sheet and consolidated statement of operations in the accompanying consolidated financial statements.

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

We sell our products and services globally through a direct sales force and value-added sales partners to critical infrastructure providers including major rail operators, commercial and industrial drone operators, electric and gas utilities, water and wastewater utilities, oil and gas producers and pipeline operators, and for other critical infrastructure applications in areas such as homeland security and defense, and transportation. We continue to develop our value-added reseller relationships which today include a major strategic partnership with Siemens Mobility (“Siemens”) for the development of new types of wireless connectivity for the North American Rail. In addition, Ondas and JVCKenwood, a global supplier of Land Mobile Radio (LMR) systems, have jointly responded to a request from the rail industry for the design and delivery of a next generation data and voice platform.  We believe our Siemens’ partnership and our joint effort with JVCKenwood are indicative of the potential for additional Tier 1 partnerships in our other vertical markets including securing reseller relationships with major suppliers to the worldwide government and homeland security markets. These partnerships are being driven by the flexibility of our FullMAX software to support legacy industrial protocols (e.g. Push to Talk Voice, Dial-up Serial Data Communications, and Advanced Train Control System – ATCS) while simultaneously operating our state of the art MC-IoT protocols. This dual and multi-mode software capability provides major industrial customers with a seamless migration path to advanced internet-protocol-based networks. Over time, these legacy functions, like Push to Talk Voice and ATCS, are transformed into just several of many new data applications we can support.

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

The North American Rail Market and our Siemens Partnership

The North American Rail Network is vast in scale, consisting of 140,000 miles of track, 25,000 locomotives, and 1.6 million railcars. Within this large footprint, we believe there are 200,000 highway crossings, with at least 65,000 of the crossings equipped with electronic systems today, a number which is expected to increase in the coming years. A significant portion of the communications infrastructure has been in operation for more than 20 years and now requires a technological upgrade to support new applications and increased capacity requirements. Our MC-IoT platform offers an excellent migration path for these applications. We believe the Class I Rails value the ability of Ondas’ frequency-agnostic SDR architecture to enable a substantial capacity increase utilizing the railroad’s existing wireless infrastructure and dedicated FCC licensed radio frequencies, as well as the flexibility to adapt to and take advantage of future changes in spectrum availability. The Class 1 Rails operate four separate nationwide networks, all of which are addressable by our FullMAX platform. Ondas is targeting the 900 MHz network for the initial adoption of its wireless platform by the Class 1 Rails, who were awarded greenfield spectrum in the 900 MHz band by the FCC in 2020,

In April 2020, we entered a strategic partnership with Siemens, to jointly develop wireless communications products for the North American Rail Industry based on Siemens’ Advanced Train Control System (“ATCS”) protocol and our MC-IoT platform. The dual-mode ATCS/MC-IoT radio system will support Siemens’ extensive installed base of ATCS radios as well as offer Siemens’ customers the ability to support a host of new advanced rail applications utilizing our MC-IoT wireless system. These new applications, including Advanced Grade Crossing Activation and Monitoring, Wayside Inspection, Railcar Monitoring and support for next generation signaling and train control systems, are designed to increase railroad productivity, reduce costs and improve safety. The new ATCS-compatible products will be introduced in two phases: first with a release of a field-selectable ATCS or MC-IoT remote radio interoperable with existing Siemens ATCS base stations and then followed by dual-mode ATCS / MC-IoT base station. In addition to ATCS, Siemens has begun marketing and selling Siemens-branded MC-IoT wireless systems under Siemens’ brand name ‘Airlink’. In January of 2021, we signed a Letter of Intent (“LOI”) with Siemens to develop an additional new product for the worldwide Rail market which we expect to complete by the end of 2021.

We believe the Siemens partnership validates our wireless connectivity solutions and will accelerate the adoption of our wireless technology in the North American Class I Railroad market. We believe Siemens has both the sales and marketing reach and support to drive our technology to wide scale acceptance with international potential. Siemens also brings Ondas access to the North American transit market where our technology has broad potential. In addition to our strategic partnership with Siemens, we expect to establish additional formal sales and marketing partnerships and OEM relationships with other leading Tier 1 vendors of industrial equipment in 2021.

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

In July 2020, we completed delivery of AURA’s first purchase order for the ground infrastructure. AURA has now installed its initial nationwide infrastructure based on our FullMAX technology in order to satisfy their FCC license requirements. In January 2021, AURA achieved another major milestone with approval from the FCC to use their frequencies for UAS/Drone operation. Based on this approval and other advances in the network, AURA placed a new purchase order in Q1 2021 for continued system development related to the optimization of FullMAX base station and remote radio equipment for customer testing and demonstration networks. We have substantially completed this project at 97% as of June 2021. We expect additional purchase orders in 2021 for development work related to further system commercialization, testing and customer demonstrations with planned commercialization to follow. We also expect AURA to place orders for testing equipment and demonstration network kits on behalf of its UAS customers.

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

COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19") was identified and has resulted in increased travel restrictions, business disruptions and emergency quarantine measures across the world including the United States.

The Company’s business, financial condition and results of operations were impacted from the COVID-19 pandemic for the six months ended June 30, 2021 as follows:

●	sales and marketing efforts were disrupted as our business development team was unable to travel to visit customers and customers were unable to receive visitors for on-location meetings; and

●	field activity for testing and deploying our wireless systems was delayed due to the inability for our field service team to install and test equipment for our customers.

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

The Company expects its business, financial condition and results of operations will be impacted from the COVID-19 pandemic during 2021, primarily due to the slowdown of customer activity during 2020 and 2021. Further, the COVID-19 pandemic is ongoing and remains an unknown risk for the foreseeable future. The extent to which tCOVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and its variants. As a result, the Company is unable to reasonably estimate the full extent of the impact from the COVID-19 pandemic on its future business, financial condition and results of operations. In addition, if the Company were to experience any new impact to its operations or incur additional unanticipated costs and expenses as a result of the COVID-19 pandemic, such operational delays and unanticipated costs and expenses could further adversely impact the Company’s business, financial condition and results of operations during 2021.

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

American Robotics Acquisition

Merger Agreement

On May 17, 2021, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Drone Merger Sub I Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub I”), Drone Merger Sub II Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub II”), American Robotics, , and Reese Mozer, solely in his capacity as the representative of American Robotics’ Stockholders (as defined in the Agreement). American Robotics is a company focused on designing, developing, and marketing industrial drone solutions for rugged, real-world environments. AR’s Scout System™ is a highly automated, AI-powered drone system capable of continuous, remote operation and is marketed as a “drone-in-a-box” turnkey data solution service under a Robot-as-a-Service (RAAS) business model. The Scout System™ is the first drone system approved by the FAA for automated operation beyond-visual-line-of-sight (BVLOS) without a human operator on-site.

On August 5, 2021 (the “Closing Date”), the Company’s stockholders approved the issuance of shares of the Company’s common stock, including shares of common stock underlying Warrants (as defined below), in connection with the acquisition of American Robotics.

On the Closing Date, American Robotics merged with and into Merger Sub I (“Merger I”), with American Robotics continuing as the surviving entity, and American Robotics then subsequently and immediately merged with and into Merger Sub II (“Merger II” and, together with Merger I, the “Mergers”), with Merger Sub II continuing as the surviving entity and as a direct wholly owned subsidiary of the Company. Simultaneously with Merger II, Merger Sub II was renamed American Robotics, Inc.

Pursuant to the Agreement, American Robotics stockholders received (i) cash consideration in an amount equal to $7,500,000, less certain indebtedness, transaction expenses and other expense amounts as described in the Agreement; (ii) 6,750,000 validly issued, fully paid and non-assessable shares of the Company’s common stock, less certain shares payable as transaction expenses; (iii) warrants exercisable for 1,875,000 shares of the Company’s common stock (the “Warrants”); and (iv) the cash release from the PPP Loan Escrow Amount (as defined in the Agreement). Each of the Warrants entitle the holder to purchase a number of shares of the Company’s common stock at an exercise price of $7.89. Each of the Warrants will be exercisable in three equal annual installments commencing on the one year anniversary of the Closing Date and shall have a term of ten years.

Also on the Closing Date, the Company entered into employment agreements and issued 1,375,000 restricted stock units under the Company’s incentive stock plan to key members of American Robotics’ management.

Lock-Up and Registration Rights Agreement

On May 17, 2021, the Company entered into a lock-up and registration rights agreement, by and among the Company and the directors and officers of American Robotics (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement (i) the Company agreed to file a resale registration statement for the Registrable Securities (as defined in the Registration Rights Agreement) no later than 90 days following the closing of the Mergers, and to use commercially reasonable efforts to cause it to become effective as promptly as practicable following such filing, (ii) the directors and officers and other American Robotics stockholders who sign a joinder to such agreement were granted certain piggyback registration rights with respect to registration statements filed subsequent to the closing of the Mergers, and (iii) the directors and officers of American Robotics agreed, subject to certain customary exceptions, not to sell, transfer or dispose of any Company common stock for a period of 180 days from the closing of the Mergers. In connection with the Mergers, the stockholders of American Robotics entered into a Joinder to Lock-Up and Registration Rights Agreement.

Promissory Note

On April 22, 2021, the Company made a loan to American Robotics in the aggregate amount of $2.0 million. The note carries interest at a rate of 2% per annum. The principal and any accrued and unpaid interest shall be due on April 22, 2022. As of and for the three and six months ended June 30, 2021, the Company recorded $7,562 of interest receivable and interest income related to the note in the consolidated balance sheet and consolidated statement of operations in the accompanying consolidated financial statements.

Results of Operations

Three months ended June 30, 2021 compared to three months ended June 30, 2020

	Three Months Ended June 30,
	2021	2020	Increase (Decrease)
Revenue, net	$887,432	$1,155,374	$(267,942)
Cost of goods sold	580,675	540,585	40,090
Gross profit	306,757	614,789	(308,032)
Operating expenses:
General and administrative	2,495,271	2,490,257	5,014
Sales and marketing	196,149	132,370	63,779
Research and development	753,642	757,916	(4,274)
Total operating expense	3,445,062	3,380,543	64,519
Operating loss	(3,138,305)	(2,765,754)	372,551
Other income (expense)	316,539	(454,787)	(771,326)
Net loss	(2,821,766)	(3,220,541)	(398,775)

Revenues

Our revenues were $887,432 for the three months ended June 30, 2021 compared to $1,155,374 for the three months ended June 30, 2020. Revenues during the three months ended June 30, 2021 included $71,400 for product, $14,107 for maintenance, service and support, $801,237 for development agreements with Siemens Mobility and AURA Networks, and $688 for other revenues. Revenues during the same period in 2020 included $811,238 for products, $6,326 for maintenance/service contracts, $332,709 for development agreements, and $5,101 for other revenues.

Cost of goods sold

Our cost of goods sold was $580,675 for the three months ended June 30, 2021 compared to $540,585 for the three months ended June 30, 2020. The increase in cost of goods sold was primarily a result of costs related to the development agreements.

Gross profit

Our gross profit decreased by $308,032 for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 based on the changes in revenues and costs of sales as discussed above. Gross margin for the periods in 2021 and 2020 was 35% and 53%, respectively. This decrease in gross margin is due to a higher mix of development projects with lower margins as compared to higher margin product sales in the prior year.

Operating Expenses

Our principal operating costs include the following items as a percentage of total expense.

	Three Months Ended June 30,
	2021	2020
Human resource costs, including benefits	28%	54%
Travel and entertainment	1%	-%
Other general and administration costs:
Professional fees and consulting expenses	50%	35%
Other expense	15%	8%
Depreciation and amortization	1%	1%
Other research and deployment costs, excluding human resources and travel and entertainment	6%	2%

Operating expenses increased by $64,519, or 2% as a result of the following items:

(000s)
Human resource costs, including benefits	$(847)
Travel and entertainment	21
Other general and administration costs:
Professional fees and consulting costs	523
Other expense	262
Depreciation and amortization	1
Other research and deployment costs, excluding human resources and travel and entertainment	111
Other sales and marketing costs, excluding human resources and travel and entertainment	(7)
$64

The increase in operating expenses was primarily a result of lower share based compensation expenses of approximately $847,000 offset by an increase of approximately $785,000 in professional fees related to the American Robotics acquisition and facilities related expenses for the three months ended June 30, 2021.

Operating Loss

As a result of the foregoing, our operating loss increased by $372,551, or 13%, to $3,138,305 for the three months ended June 30, 2021, compared with $2,765,754 for the three months ended June 30, 2020. Operating loss increased primarily as a result of an increase in professional fees of approximately $1,300,000 primarily associated with the American Robotics Acquisition for the three months ended June 30, 2021.

Other Income (Expense), net

Other income (expense), net increased by $771,326, or 170%, to other income, net of $316,539 for the three months ended June 30, 2021, compared with other expense, net of $454,787 for the three months ended June 30, 2020. During the three months ended June 30, 2021, compared to the same period in 2020, we reported a decrease in interest expense of $110,841 combined with other income of $666,091 from PPP Loan forgiveness.

Net Loss

As a result of the net effects of the foregoing, net loss decreased by $398,775, or 12%, to $2,821,766 for the three months ended June 30, 2021, compared with $3,220,541 for the three months ended June 30, 2020. Net loss per share of common stock, basic and diluted, was $(0.10) for the three months ended June 30, 2021, compared with approximately $(0.16) for the three months ended June 30, 2020.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

	Six Months Ended June 30,
	2021	2020	Increase (Decrease)
Revenue	$2,052,196	$1,355,572	$696,624
Cost of goods sold	1,136,025	721,677	414,348
Gross profit	916,171	633,895	282,276
Operating expenses:
General and administrative	4,904,124	3,398,844	1,505,280
Sales and marketing	383,521	681,388	(297,867)
Research and development	1,648,219	1,650,845	(2,626)
Total operating expense	6,935,864	5,731,077	1,204,787
Operating loss	(6,019,693)	(5,097,182)	922,511
Other income (expense)	59,807	(930,644)	(990,451)
Net loss	(5,959,886)	(6,027,826)	(67,940)

Revenues

Our revenues were $2,052,196 for the six months ended June 30, 2021 compared to $1,355,572 for the six months ended June 30, 2020. Revenues during the six months ended June 30, 2021 included $89,000 for product, $22,317 for maintenance, service and support, $1,939,377 for development agreements with Siemens Mobility and AURA Networks, and $1,502 for other revenues. Revenues during the same period in 2020 included $826,510 for products, $9,090 for maintenance/service contracts, $514,871 for development agreements, and $5,101 for other revenues.

Cost of goods sold

Our cost of goods sold was $1,136,025 for the six months ended June 30, 2021 compared to $721,677 for the six months ended June 30, 2020. The increase in cost of goods sold was primarily a result of costs related to the development agreements.

Gross profit

Our gross profit increased by $282,276 for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 based on the changes in revenues and costs of sales as discussed above. Gross margin for the periods in 2021 and 2020 was 45% and 47%, respectively.

Operating Expenses

Our principal operating costs include the following items as a percentage of total expense.

	Six Months Ended June 30,
	2021	2020
Human resource costs, including benefits	36%	46%
Travel and entertainment	-%	1%
Other general and administration costs:
Professional fees and consulting expenses	43%	37%
Other expense	15%	10%
Depreciation and amortization	1%	1%
Other research and deployment costs, excluding human resources and travel and entertainment	5%	4%
Other sales and marketing costs, excluding human resources and travel and entertainment	-%	1%

Operating expenses increased by $1,204,787, or 21% as a result of the following items:

(000s)
Human resource costs, including benefits	$(121)
Travel and entertainment	(41)
Other general and administration costs:
Professional fees and consulting costs	822
Other expense	492
Depreciation and amortization	14
Other research and deployment costs, excluding human resources and travel and entertainment	88
Other sales and marketing costs, excluding human resources and travel and entertainment	(49)
$1,205

The increase in operating expenses was primarily a result of lower stock based compensation expenses of approximately $121,000 offset by an increase of approximately $1,314,000 in professional fees related to the American Robotics acquisition and facilities related expenses for the six months ended June 30, 2021.

Operating Loss

As a result of the foregoing, our operating loss increased by $922,511, or 18%, to $6,019,693 for the six months ended June 30, 2021, compared with $5,097,182 for the six months ended June 30, 2020. Operating loss increased primarily as a result of an increase of approximately $1,314,000 in professional fees due to the proposed American Robotics acquisition and facilities related expenses, partially offset by an increase of approximately $300,000 in gross profit for the six months ended June 30, 2021.

Other Income (Expense), net

Other income (expense), net increased by $990,451, or 106%, to other income, net of $59,807 for the six months ended June 30, 2021, compared with other expense, net of $930,644 for the six months ended June 30, 2020. During the six months ended June 30, 2021, compared to the same period in 2020, we reported a decrease in interest expense of approximately $373,215 combined with other income of $666,091 from PPP Loan forgiveness.

Net Loss

As a result of the net effects of the foregoing, net loss decreased by $67,940, or 1%, to $5,959,886 for the six months ended June 30, 2021, compared with $6,027,826 for the six months ended June 30, 2020. Net loss per share of common stock, basic and diluted, was $(0.21) for the six months ended June 30, 2021, compared with approximately $(0.30) for the six months ended June 30, 2020.

Summary of (Uses) and Sources of Cash

	Six months ended June 30,
	2021	2020
Net cash used in operating activities	$(7,088,688)	$(2,765,865)
Net cash used in investing activities	(2,166,127)	(9,290)
Net cash provided by financing activities	41,744,187	666,091
Increase (Decrease) in cash	32,489,372	(2,109,064)
Cash and cash equivalents, beginning of period	26,060,733	2,153,028
Cash and cash equivalents, end of period	$58,550,105	$43,964

The principal use of cash in operating activities for the six months ended June 30, 2021 was to fund the Company’s current expenses primarily related to both sales and marketing and research and development activities necessary to allow us to service and support customers. The increase in cash flows used in operating activities of approximately $4,300,000 was primarily due to an increase in accounts and contract receivables and reduction in payables and accruals. Cash flows used in investing activities increased by approximately $2,160,000 primarily due to note receivable advanced to American Robotics, purchase of lab equipment, and a security deposit on our lease renewal in Sunnyvale, CA. The increase in cash provided by financing activities of approximately $41,000,000 was due to the 2021 Public Offering which raised $47,523,583 partially offset by repayment of the Steward Capital Loan.

For a summary of our outstanding Secured Promissory Notes and Long-Term Notes Payable and, see Notes 8 and 9 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. As of June 30, 2021, we had a stockholders’ equity of approximately $59,777,000, net short-term and long-term borrowings outstanding of approximately $0 and $300,000, respectively, and cash of approximately $58,550,000.

In December 2020, the Company completed a registered public offering of its common stock, generating net proceeds of approximately $31,254,000. In addition, we realized net proceeds of approximately $1,345,000 from the exercise of warrants in the first six months of 2021. In June 2021, the Company completed another registered public offering of its common stock, generating net proceeds of $47,523,583.

We believe the funds raised in the December 2020 and June 2021 equity offerings, in addition to growth in revenue and profitability expected as the Company executes its business plan, will fund its operations for at least the next twelve months from the issuance date of this report.

As described above, on May 17, 2021, we entered into a definitive agreement to acquire American Robotics. The purchase price was funded with a combination of $7.5 million of cash and equity securities. We closed the acquisition of American Robotics on August 5, 2021. See the section titled “American Robotics Transaction” above for further details.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no off-balance sheet arrangements.

Contractual Obligations

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. Information concerning our critical accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 8, 2021. There have been no significant changes in our critical accounting policies since the filing of the Form 10-K.

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

Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” “scheduled” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement.  Actual results, level of activity, performance, experience or achievements may differ materially from those expressed or implied by any forward-looking statement as a result of various important factors, including our critical accounting policies and risks and uncertainties relating, among other things, to:

●	our ability to obtain additional financing on reasonable terms, or at all;

●	our ability to repay our indebtedness;

●	the accuracy of our estimates regarding expenses, costs, future revenues, uses of cash and capital requirements;

●	the market acceptance of our wireless connection products and the IEEE 802.16s standard and IEEE 802.16t standard;

●	our ability to develop future generations of our current products;

●	our ability to generate significant revenues and achieve profitability;

●	our ability to successfully commercialize our current and future products, including their rate and degree of market acceptance;

●	our ability to attract and retain key scientific or management personnel and to expand our management team;

●	our ability to establish licensing, collaboration or similar arrangements on favorable terms and our ability to attract collaborators with development, regulatory and commercialization expertise;

●	our ability to manage the growth of our business;

●	the success of our strategic partnerships with third parties;

●	our ability to achieve the anticipated benefits of the American Robotics acquisition;

●	expenditures not resulting in commercially successful products;

●	our outreach to global markets;

●	our commercialization, marketing and manufacturing capabilities and strategy;

●	our ability to expand, protect and maintain our intellectual property position;

●	the success of competing third-party products;

●	our ability to fully remediate our identified internal control material weaknesses;

●	regulatory developments in the United States and other countries; and

●	our ability to comply with regulatory requirements relating to our business, and the costs of compliance with those requirements, including those on data privacy and security.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of the three-month period ended June 30, 2021, due to the existence of the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the control deficiencies identified during this evaluation and set forth below, our senior management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2021 due to the existence of a material weakness in internal control over financial reporting as described below.

As set forth below, management will take steps to remediate the control deficiencies identified below. Notwithstanding the control deficiencies described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the quarter ended June 30, 2021.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company did not maintain effective internal control over financial reporting as of the three-month period ended June 30, 2021 due to the existence of the following material weakness identified by management:

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

Management’s Remediation Plan

Management believes that progress has been made during the six months ended June 30, 2021, and through the date of this report, to remediate the underlying causes of the material weakness in internal control over financial reporting. Management intends to remediate the material weakness in the following manner:

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

Changes in internal control over financial reporting

Other than the Remediation Plan set forth above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the six months ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The description of legal proceedings in “Note 11 – Commitments and Contingencies” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements is incorporated herein by reference.

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

Risks Related to the American Robotics Acquisition

Our business relationships, those of American Robotics or the combined company may be subject to disruption due to uncertainty associated with the acquisition of American Robotics (the “Transaction”).

Parties with which we or American Robotics do business may experience uncertainty associated with the Transaction, including with respect to current or future business relationships with us, American Robotics or the combined company. Our and American Robotics’ business relationships may be subject to disruption, as customers, distributors, suppliers, vendors, and others may seek to receive confirmation that their existing business relationships with us or American Robotics, as the case may be, will not be adversely impacted as a result of the Transaction or attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us, American Robotics, or the combined company as a result of the Transaction. Any of these other disruptions could have a material adverse effect on our or American Robotics’ business, financial condition, or results of operations or on the business, financial condition or results of operations of the combined company, and could also have an adverse effect on our ability to realize the anticipated benefits of the Transaction.

If we are unable to implement and maintain effective internal control over financial reporting following completion of the Transaction, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities may decline.

We and American Robotics currently maintain separate internal control over financial reporting with different financial reporting processes and different process control software. We plan to integrate our internal control over financial reporting with that of American Robotics. We may encounter difficulties and unanticipated issues in combining our respective accounting systems due to the complexity of the financial reporting processes. We may also identify errors or misstatements that could require audit adjustments. If we are unable to implement and maintain effective internal control over financial reporting following completion of the Transaction, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities may decline.

American Robotics may have liabilities that are not known, probable or estimable at this time.

After the Transaction, American Robotics is subject to certain past, current, and future liabilities. There could be unasserted claims or assessments against or affecting American Robotics, including the failure to comply with applicable laws and regulations. In addition, there may be liabilities of American Robotics that are neither probable nor estimable at this time that may become probable or estimable in the future, including indemnification requests received from customers of American Robotics relating to claims of infringement or misappropriation of third party intellectual property or other proprietary rights, tax liabilities arising in connection with ongoing or future tax audits and liabilities in connection with other past, current and future legal claims and litigation. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our financial results. We may learn additional information about American Robotics that adversely affects us, such as unknown, unasserted, or contingent liabilities and issues relating to compliance with applicable laws or infringement or misappropriation of third party intellectual property or other proprietary rights.

Ondas stockholders will experience dilution as a consequence of the issuance of the common stock in connection with the Transaction.

Ondas stockholders will experience dilution upon the issuance of additional shares of common stock pursuant to the Merger Agreement. Such dilution will, among other things, limit the ability of the current Ondas stockholders to influence management of Ondas, including through the election of directors following the Transaction.

Ondas may experience difficulties integrating American Robotics’ business.

Achieving the anticipated benefits of the Transaction will depend in significant part upon whether Ondas and American Robotics integrate their businesses in an efficient and effective manner. Ondas has been able to conduct only limited planning regarding the integration of the companies following the Transaction and has not yet determined the exact nature of how the businesses and operations of the companies will be combined after the Transaction. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. The companies may not be able to accomplish the integration process smoothly, successfully or on a timely basis. The necessity of coordinating geographically separated organizations, systems of controls, and facilities and addressing possible differences in business backgrounds, corporate cultures and management philosophies may increase the difficulties of integration. The companies operate numerous systems and controls, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance. The integration of operations following the Transaction will require the dedication of significant management and external resources, which may temporarily distract management’s attention from the day-to-day business of the combined company and be costly. Employee uncertainty and lack of focus during the integration process may also disrupt the business of the combined company. Any inability of management to successfully and timely integrate the operations of the two companies could have a material adverse effect on the business and results of operations of the combined company.

The combined company may not fully realize the anticipated benefits of the Transaction within the timing anticipated or at all.

Ondas and American Robotics entered into the Merger Agreement because each company believes that the Transaction will be beneficial to each of Ondas and American Robotics primarily as a result of the anticipated benefits resulting from the combined company’s operations. The companies may not be able to achieve the anticipated long-term strategic benefits of the Transaction. An inability to realize the full extent of, or any of, the anticipated benefits of the Transaction, as well as any delays that may be encountered in the integration process, which may delay the timing of such benefits, could have an adverse effect on the business and results of operations of the combined company, and may affect the value of Ondas common stock after the completion of the Transaction.

Charges to earnings resulting from the application of the acquisition method of accounting may adversely affect the market value of Ondas common stock following the Transaction.

In accordance with GAAP, Ondas will be considered the acquiror of American Robotics for accounting purposes. Ondas will account for the Transaction using the acquisition method of accounting. There may be charges related to the acquisition that are required to be recorded to Ondas’ earnings that could adversely affect the market value of Ondas common stock following the completion of the Transaction. Under the acquisition method of accounting, Ondas will allocate the total purchase price to the assets acquired, including identifiable intangible assets, and liabilities assumed from American Robotics based on their fair values as of the date of the completion of the Transaction, and record any excess of the purchase price over those fair values as goodwill. For certain tangible and intangible assets, revaluating them to their fair values as of the completion date of the Transaction may result in Ondas incurring additional depreciation and amortization expense that may exceed the combined amounts recorded by Ondas and American Robotics prior to the Transaction. This increased expense will be recorded by Ondas over the useful lives of the underlying assets. In addition, to the extent the value of goodwill or intangible assets were to become impaired after the Transaction, Ondas may be required to incur charges relating to the impairment of those assets.

The combined company’s goodwill or other intangible assets may become impaired, which could result in material non-cash charges to its results of operations.

The combined company will have goodwill and other intangible assets resulting from the Transaction. At least annually, or whenever events or changes in circumstances indicate a potential impairment in the carrying value as defined by GAAP, the combined company will evaluate this goodwill and other intangible assets for impairment based on the fair value of each reporting unit. Estimated fair values could change if there are changes in the combined company’s capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. Impairments of goodwill or other intangible assets could require material non-cash charges to the combined company’s results of operations.

The Transaction will involve substantial costs.

We have incurred, and expect to continue to incur, a number of non-recurring costs associated with the Transaction. The substantial majority of the non-recurring expenses will consist of transaction and regulatory costs related to the Transaction. We will also incur transaction fees and costs related to formulating and implementing integration plans, including system consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred from the Transaction and integration. Although we anticipate that the elimination of duplicative costs and the realization of other efficiencies and synergies related to the integration should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

The combined company may be unable to manage its growth effectively.

The combined company’s growth strategy will place significant demands on its financial, operational and management resources. In order to continue its growth, the combined company may need to add administrative and other personnel, and will need to make additional investments in operations and systems. There can be no assurance that the combined company will be able to find and train qualified personnel, or do so on a timely basis, or expand its operations and systems to the extent, and in the time, required.

The combined company may be unable to execute its acquisition growth strategy.

The combined company’s ability to execute its growth strategy depends in part on its ability to identify and acquire desirable acquisition candidates as well as its ability to successfully integrate American Robotics’ operations into its business. The consolidation of Ondas’ operations with the operations of American Robotics will present significant challenges to management, particularly during the initial phases of combining the operations of Ondas and American Robotics.

Additional factors may negatively impact the combined company’s growth strategy. The combined company’s strategy may require spending significant amounts of capital. If the combined company is unable to obtain additional needed financing on acceptable terms, it may need to reduce the scope of its acquisition growth strategy, which could have a material adverse effect on its growth prospects. If any of the aforementioned factors force management to alter the combined company’s growth strategy, the combined company’s growth prospects could be adversely affected.

Our largest stockholders may have the ability to exert substantial influence over actions to be taken or approved by our stockholders.

After the closing of the Transaction, the executive officers and directors and their affiliates of the combined company beneficially own approximately 8.6% of the voting power in the combined company. Also, after the closing of the Transaction, Energy Capital, LLC beneficially owns approximately 14.0% of the voting power in the combined company. As a result, these individuals may have the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control.

In the future, our largest stockholders may acquire or dispose of shares of our common stock and thereby increase or decrease their ownership stake in us. Significant fluctuations in the levels of ownership of our largest stockholders could impact the volume of trading, liquidity, and market price of our common stock.

The loss of key personnel could have a material adverse effect on the combined company’s financial condition, results of operations, and growth prospects.

The success of the combined company will depend on the continued contributions of key employees and officers. The loss of the services of key employees and officers, whether such loss is through resignation or other causes, or the inability to attract additional qualified personnel, could have a material adverse effect on the combined company’s financial condition, results of operations, and growth prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None, other than those previously disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Name of Document

2.1+	Agreement and Plan of Merger, dated as of May 17, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 17, 2021).

4.1	Form of Warrant (included as Exhibit E to Exhibit 2.1 and incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 17, 2021).

10.1	Lock-Up and Registration Rights Agreement, dated May 17, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2021).

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated May 17, 2021*

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated May 17, 2021*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated May 17, 2021**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated May 17, 2021**

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

+

Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission (“SEC”).

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

DATE:  August 16, 2021

ONDAS HOLDINGS INC.

By:	/s/ Eric A. Brock
Eric A. Brock
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Stewart W. Kantor
Stewart W. Kantor
Chief Financial Officer
(Principal Financial and Accounting Officer)

