Form 10-Q
period 2021-09-30
Ondas Holdings Inc.
filed 2021-11-15
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares outstanding of the issuer’s common stock as of November 15, 2021 was 40,788,681.

ONDAS HOLDINGS INC.

i

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$47,496,527	$26,060,733
Accounts receivable, net	1,225,099	47,645
Inventory, net	1,284,336	1,152,105
Other current assets	617,882	629,030
Total current assets	50,623,844	27,889,513

Property and equipment, net	227,045	163,084

Other Assets:
Goodwill	33,780,965	-
Intangible assets, net	46,971,402	379,530
Lease deposits	114,166	28,577
Operating lease right of use assets	972,376	51,065
Total other assets	81,838,909	459,172
Total assets	$132,689,798	$28,511,769

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,933,593	$2,368,203
Operating lease liabilities	585,739	56,168
Accrued expenses and other current liabilities	1,406,335	2,832,780
Secured promissory note, net of debt discount of $0 and $120,711, respectively	-	7,003,568
Deferred revenue	345,830	165,035
Notes payable	-	59,550
Total current liabilities	4,271,497	12,485,304

Long-Term Liabilities:
Notes payable	300,000	906,541
Accrued interest	40,607	36,329
Operating lease liabilities, net of current	386,932	-
Deferred tax liability	12,760,200	-
Total long-term liabilities	13,487,739	942,870
Total liabilities	17,759,236	13,428,174

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - par value $0.0001; 5,000,000 and 10,000,000 shares authorized; at September 30, 2021 and December 31, 2020, respectively, and none issued or outstanding at September 30, 2021 and December 31, 2020, respectively	-	-
Preferred stock, Series A - par value $0.0001; 5,000,000 shares authorized; none issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	-
Common stock - par value $0.0001; 116,666,667 shares authorized; 40,788,681 and 26,540,769 issued and outstanding, respectively
at September 30, 2021 and December 31, 2020, respectively	4,079	2,654
Additional paid in capital	191,050,187	80,330,488
Accumulated deficit	(76,123,704)	(65,249,547)
Total stockholders’ equity	114,930,562	15,083,595
Total liabilities and stockholders’ equity	$132,689,798	$28,511,769

The accompanying footnotes are an integral part of these consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues, net	$283,329	$614,026	$2,335,525	$1,969,598
Cost of goods sold	269,716	365,863	1,405,741	1,087,540
Gross profit	13,613	248,163	929,784	882,058

Operating expenses:
General and administration	2,721,785	1,823,336	7,625,909	5,222,180
Sales and marketing	424,992	253,560	808,513	934,948
Research and development	1,780,187	904,378	3,428,406	2,555,223
Total operating expenses	4,926,964	2,981,274	11,862,828	8,712,351

Operating loss	(4,913,351)	(2,733,111)	(10,933,044)	(7,830,293)

Other income (expense)
Other income	-	7,262	618,781	16,275
Interest income	3,953	53	11,579	211
Interest expense	(4,874)	(463,761)	(571,473)	(1,403,576)
Change in fair value of derivative liability	-	(136,323)	-	(136,323)
Total other income (expense)	(921)	(592,769)	58,887	(1,523,413)

Loss before provision for income taxes	(4,914,272)	(3,325,880)	(10,874,157)	(9,353,706)

Provision for income taxes	-	-	-	-

Net loss	$(4,914,272)	$(3,325,880)	$(10,874,157)	$(9,353,706)

Net loss per share - basic and diluted	$(0.13)	$(0.17)	$(0.34)	$(0.47)

Weighted average number of common shares outstanding, basic and diluted	38,837,940	19,756,463	31,707,964	19,944,484

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2019	-	$-	19,756,154	$1,976	$39,339,449	$(51,771,667)	$(12,430,242)
Stock-based compensation	-	-	-	-	25,599	-	25,599
Forgiveness of accrued officers salary	-	-	-	-	150,002	-	150,002
Net loss	-	-	-	-	-	(2,807,285)	(2,807,285)

Balance, March 31, 2020	-	-	19,756,154	1,976	39,515,050	(54,578,952)	(15,061,926)
Stock-based compensation	-	-	-	-	1,881,080	-	1,881,080
Net loss	-	-	-	-	-	(3,220,541)	(3,220,541)

Balance, June 30, 2020	-	-	19,756,154	1,976	41,396,130	(57,799,493)	(16,401,387)
Stock-based compensation	-	-	-	-	1,141,291	-	1,141,291
Issuance of Series A in connection with private placement, net of costs	2,217,500	222	-	-	4,217,747	-	4,217,969
Derivative liability	-	-	-	-	(32,906)		(32,906)
Issuance of Series A in connection with exchange of debt	132,900	13	120,000	12	265,766	-	265,791
Issuance in connection with extension of debt	-	-	-	-	389,988	-	389,988
Net loss	-	-	-	-	-	(3,325,880)	(3,325,880)

Balance, September 30, 2020	2,350,400	$235	19,876,154	$1,988	$47,378,016	$(61,125,373)	$(13,745,134)

Balance, December 31, 2020	-	$-	26,540,769	$2,654	$80,330,488	$(65,249,547)	$15,083,595
Stock-based compensation	-	-	-	-	1,348,462	-	1,348,462
Shares issued in exercise of warrants	-	-	131,271	13	1,279,879	-	1,279,892
Forgiveness of accrued officers salary	-	-	-	-	135,103	-	135,103
Net loss	-	-	-	-	-	(3,138,119)	(3,138,119)

Balance, March 31, 2021	-	-	26,672,040	2,667	83,093,932	(68,387,666)	14,708,933
Issuance of shares from 2021 Public Offering, net of costs	-	-	7,360,000	736	47,522,833	-	47,523,569
Stock-based compensation	-	-	-	-	301,657	-	301,657
Shares issued in exercise of warrants	-	-	6,667	1	65,002	-	65,003
Net loss	-	-	-	-	-	(2,821,766)	(2,821,766)

Balance, June 30, 2021	-	-	34,038,707	3,404	130,983,424	(71,209,432)	59,777,396
Issuance of shares in connection with acquisition of American Robotics, Inc.	-	-	6,749,974	675	52,514,123	-	52,514,798
Issuance of warrants in connection with acquisition of American Robotics, Inc.	-	-	-	-	6,904,543	-	6,904,543
Issuance of vested stock options in connection with acquisition of American Robotics, Inc.	-	-	-	-	343,143	-	343,143
Stock-based compensation	-	-	-	-	304,954	-	304,954
Net loss	-	-	-	-	-	(4,914,272)	(4,914,272)

Balance, September 30, 2021	-	$-	40,788,681	$4,079	$191,050,187	$(76,123,704)	$114,930,562

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(10,874,157)	$(9,353,706)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	77,825	74,079
Amortization of deferred financing costs	120,712	481,916
PPP Loan forgiveness	(666,091)	-
Amortization of intangible assets	682,239	13,152
Change in fair value of derivative liability	-	136,323
Amortization of right of use asset	166,580	206,161
Loss on Intellectual Property	-	33,334
Stock-based compensation	1,955,073	3,047,970
Changes in operating assets and liabilities:
Accounts receivable	(1,165,219)	(523,573)
Inventory	(132,231)	(120,799)
Other current assets	101,148	(205,992)
Accounts payable	(577,269)	701,825
Deferred revenue	173,377	(69,632)
Operating lease liability	(155,963)	(357,860)
Accrued expenses and other current liabilities	(1,329,680)	1,061,665
Net cash flows used in operating activities	(11,623,656)	(4,875,137)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(14,111)	(27,915)
Purchase of equipment	(80,358)	(8,598)
Purchase of American Robotics, Inc., net of cash acquired	(8,528,844)	-
Proceeds from sub-lease deposit	-	19,332
Security deposit	(61,423)	3,575
Net cash flows used in investing activities	(8,684,736)	(13,606)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from paycheck protection program loan	-	666,091
Proceeds from sale of preferred stock, net of costs	-	4,217,969
Proceeds from exercise of warrants	1,344,895	-
Proceeds from 2021 Public Offering, net of costs	47,523,569	-
Payments on loan payable	(7,124,278)	-
Net cash flows provided by financing activities	41,744,186	4,884,060

Increase (decrease) in cash and cash equivalents	21,435,794	(4,683)
Cash and cash equivalent, beginning of period	26,060,733	2,153,028
Cash and cash equivalents, end of period	$47,496,527	$2,148,345

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$1,038,532	$11,939
Cash paid for income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Forgiveness of accrued officers salary	$135,103	$150,002
Debt exchanged for preferred stock	$-	$265,779
Accrued interest converted to debt	$-	$1,254,236
Shares issue for extension of debt	$-	$390,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company

Ondas Holdings Inc. (“Ondas Holdings”, “Ondas”, the “Company,” “we,” or “our”) was originally incorporated in Nevada on December 22, 2014, under the name of Zev Ventures Incorporated. On September 28, 2018, we acquired Ondas Networks Inc., a Delaware corporation (“Ondas Networks”), changed our name to Ondas Holdings Inc., and Ondas Networks, became the sole focus and wholly owned subsidiary. On August 5, 2021, Ondas Holdings Inc. acquired American Robotics, Inc. (“American Robotics” or “AR”), a Delaware Corporation. The two wholly owned subsidiaries are now Ondas’ primary focus. Ondas’ corporate headquarters are located in Nantucket, MA. Ondas Networks has offices and facilities in Sunnyvale, California, and American Robotics’ offices and facilities are located in Waltham, Massachusetts and Marlborough, Massachusetts.

Ondas is a leading provider of private wireless, drone and automated data solutions through its wholly owned subsidiaries, Ondas Networks and American Robotics. Ondas Networks originally incorporated in Delaware on February 16, 2006, under the name Full Spectrum Inc. and subsequently changed its name to Ondas Networks Inc. on August 10, 2018. Ondas Networks is a developer of proprietary, software-based wireless broadband technology for large established and emerging industrial markets. Ondas Networks’ standards-based (802.16s), multi-patented, software-defined radio FullMAX platform enables Mission Critical IoT (MC-IoT) applications by overcoming the bandwidth limitations of today’s legacy private licensed wireless networks. Ondas Networks’ customer end markets include railroads, utilities, oil and gas, transportation, aviation (including drone operators), and government entities whose demands span a wide range of mission-critical applications. American Robotics originally incorporated in Delaware on October 13, 2016. American Robotics designs, develops and markets industrial drone solutions for rugged, real-world environments. AR’s Scout System is a highly automated, AI-powered drone system capable of continuous, remote operation and is marketed as a “drone-in-a-box” turnkey data solution service under a Robot-as-a-Service (RAAS) business model. The Scout System is the first drone system approved by the FAA for automated operation beyond-visual-line-of-sight (BVLOS) without a human operator on-site. Ondas Networks and American Robotics together provide users in rail, agriculture, utilities and critical infrastructure markets with improved connectivity and data collection capabilities. Ondas Holdings coordinates activity between the two companies to help ensure efficiencies are realized in business administration, customer marketing activity, product development and manufacturing.

Ondas has a third wholly owned subsidiary, FS Partners (Cayman) Limited, a Cayman Islands limited liability company (“FS Partners) and one majority owned subsidiary, Full Spectrum Holding Limited, a Cayman Islands limited liability company (“FS Holding”), which owned 100% of Ondas Network Limited, organized in Chengdu Province, China. FS Partners and Ondas Network Limited were both formed for the purpose of operating in China. As of December 31, 2019, we revised our business strategy, and discontinued all operations in China. On June 2, 2020, Ondas Network Limited was deregistered by the authority of the Chengdu High-Tech Zone, Market Supervision Administration. Both FS Partners and FS Holdings had no operations during 2020 and 2021, and we are in the process of dissolving them and expect the process to be completed by the end of 2021.

Business Activity

Ondas is a leading provider of private wireless, drone and automated data solutions through its wholly owned subsidiaries, Ondas Networks and American Robotics. Ondas manages these two subsidiaries as separate business segments.

Ondas Networks provides wireless connectivity solutions enabling mission-critical Industrial Internet applications and services. We refer to these applications as the Mission Critical Internet of Things (“MC-IoT”). The Company’s wireless networking products are applicable to a wide range of MC-IoT applications which are most often located at the very edge of large industrial networks. We design, develop, manufacture, sell and support FullMAX, our patented, Software Defined Radio (“SDR”) platform for secure, licensed, private, wide-area broadband networks. Our customers install FullMAX systems in order to upgrade and expand their legacy wide-area network (“WAN”) infrastructure. Our MC-IoT intellectual property has been adopted by the Institute of Electrical and Electronics Engineers (“IEEE”), the leading worldwide standards body in data networking protocols, and forms the core of the IEEE 802.16s standard.

Ondas Networks sells its products and services globally through a direct sales force and value-added sales partners including its strategic partner, Siemens Mobility, to critical infrastructure providers including major rail operators, commercial and industrial drone operators, electric and gas utilities, water and wastewater utilities, oil and gas producers and pipeline operators, and for other critical infrastructure applications in areas such as homeland security and defense, and transportation.

American Robotics designs, develops, and markets industrial drone solutions for rugged, real-world environments. AR’s Scout System is a highly automated, AI-powered drone system capable of continuous, remote operation and is marketed as a “drone-in-a-box” turnkey data solution service under a Robot-as-a-Service (RAAS) business model. The Scout System is the first drone system approved by the FAA for automated operation beyond-visual-line-of-sight (BVLOS) without a human operator on-site.

American Robotics sells its products and services nationally through a direct sales force to large enterprises that operate in the agriculture, industrial and critical infrastructure verticals that include major rail operators, electric and gas utilities, oil and gas producers, large agricultural input manufacturers, large agricultural coops, and for other critical infrastructure applications in areas such as homeland security and defense, and transportation.

Liquidity

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. As of September 30, 2021, we had a stockholders’ equity of approximately $114,931,000, net short-term and long-term borrowings outstanding of approximately $0 and $300,000, respectively, and cash of approximately $47,497,000.

In December 2020, the Company completed a registered public offering of its common stock, generating net proceeds of approximately $31,254,000. In June 2021, the Company completed another registered public offering of its common stock, generating net proceeds of approximately $47,523,569. We believe the funds raised in the December 2020 and June 2021 equity offerings, in addition to growth in revenue expected as the Company executes its business plan, will fund its operations for at least the next twelve months from the issuance date of these financial statements.

Our future capital requirements will depend upon many factors, including progress with developing, manufacturing and marketing our technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, our ability to establish collaborative arrangements, marketing activities and competing technological and market developments, including regulatory changes and overall economic conditions in our target markets. Our ability to generate revenue and achieve profitability requires us to successfully market and secure purchase orders for our products from customers currently identified in our sales pipeline as well as new customers. We also will be required to efficiently manufacture and deliver equipment on those purchase orders. These activities, including our planned research and development efforts, will require significant uses of working capital. There can be no assurance that we will generate revenue and cash as expected in our current business plan. We may seek additional funds through equity or debt offerings and/or borrowings under additional notes payable, lines of credit or other sources. We do not know whether additional financing will be available on commercially acceptable terms or at all, when needed. If adequate funds are not available or are not available on commercially acceptable terms, our ability to fund our operations, support the growth of our business or otherwise respond to competitive pressures could be significantly delayed or limited, which could materially adversely affect our business, financial conditions, or results of operations.

COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified and has resulted in increased travel restrictions, business disruptions and emergency quarantine measures across the world including the United States.

The Company’s business, financial condition and results of operations were impacted from the COVID-19 pandemic for the nine months ended September 30, 2021 and the year ended December 31, 2020 as follows:

●	sales and marketing efforts were disrupted as our business development team was unable to travel to visit customers and customers were unable to receive visitors for on-location meetings;

●	field activity for testing and deploying our wireless systems was delayed due to the inability for our field service team to install and test equipment for our customers; and

●	ongoing supply chain constraints for certain critical parts.

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

The Company expects its business, financial condition and results of operations will be impacted from the COVID-19 pandemic during 2021, primarily due to the slowdown of customer activity during 2020 and 2021, ongoing supply chain constraints for certain critical parts, and difficulties in attracting employees. Further, the COVID-19 pandemic is ongoing and remains an unknown risk for the foreseeable future. The extent to which the coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and its variants. As a result, the Company is unable to reasonably estimate the full extent of the impact from the COVID-19 pandemic on its future business, financial conditions, and results of operations. In addition, if the Company were to experience any new impact to its operations or incur additional unanticipated costs and expenses as a result of the COVID-19 pandemic, such operational delays and unanticipated costs and expenses could further adversely impact the Company’s business, financial condition and results of operations during 2021.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2020 Form 10-K and are updated, as necessary, in this Form 10-Q. The December 31, 2020 condensed consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, Ondas Networks, American Robotics, Inc. and FS Partners, and our majority owned subsidiary, FS Holding. All significant inter-company accounts and transactions between these entities have been eliminated in these unaudited condensed consolidated financial statements.

Business Combinations

The Company utilized ASC 805, Business Combinations (“ASC 805”) to account for the August 5, 2021 acquisition of American Robotics, Inc. (see note 6 for more details).

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair values of the underlying net assets of an acquired business. The Company tests goodwill for impairment on an annual basis during the fourth quarter of its fiscal year, or immediately if conditions indicate that such impairment could exist. The Company evaluates qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value and whether it is necessary to perform goodwill impairment process.

Intangible assets represent allocation of purchase price to identifiable intangible assets of an acquired business. The Company estimates the fair value of its reporting units using the fair market value measurement requirement. Intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. On September 30, 2021 and December 31, 2020, we had no cash equivalents. The Company periodically monitors its positions with, and the credit quality of the financial institutions with which it invests. Periodically, throughout the three months ended, and as of September 30, 2021, the Company has maintained balances in excess of federally insured limits. As of September 30, 2021, the Company was approximately $46,940,000 in excess of federally insured limits.

Inventory

Inventories, which consist solely of raw materials, work in process and finished goods, are stated at the lower of cost (first-in, first-out) or net realizable value, net of reserves for obsolete inventory. We continually analyze our slow-moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. As of September 30, 2021, and December 31, 2020, we determined that no such reserves were necessary.

Inventory consists of the following:

	September 30, 2021	December 31, 2020
Raw Material	$1,068,756	$911,753
Work in Process	63,412	172,207
Finished Goods	152,168	68,145
TOTAL INVENTORY, NET	$1,284,336	$1,152,105

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

The Company had no financial instruments that are required to be valued at fair value as of September 30, 2021 and December 31, 2020.

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

Revenue Recognition

Ondas’ has two business segments that generate revenue: Ondas Networks and American Robotics. Ondas Networks generates revenue from product sales, services, and development projects. American Robotics generates revenue through data subscription services and development projects.

Ondas Networks is engaged in the development, marketing, and sale of wireless radio systems for secure, wide area mission-critical, business-to business networks. Ondas Networks generates revenue primarily through the sale of its FullMAX System and the delivery of related services, along with development projects with certain customers. American Robotics generates revenue by selling a data subscription service to its customers based on the information collected by the Scout System. The Scout System consists of the Scout drone and the ScoutBaseTM and is owned, installed, and maintained on the customer premises by American Robotics. The customer pays for a monthly, annual, or multi-annual subscription service to access the data collected by the Scout System. The customer accesses its data remotely through ScoutViewTM, AR’s secure web portal for displaying, analyzing, and storing customer information and captured image data. American Robotics also generates revenue from development projects for customers who are interested in customized solutions.

On April 23, 2020, effective April 24, 2020, Ondas Networks and Siemens Mobility, Inc. (“Siemens”) (the “Parties”) entered into a Joint Development Agreement (the “JDA”) and a Brand Label and Master Purchase Agreement (the “BLA”). The JDA calls for the joint development of (i) a dual-mode 900 MHz over-the-air ATCS compatible, MC-IoT capable base station radio and (ii) a dual-purpose 900 MHz, over-the-air advanced train control system (“ATCS”) compatible, MC-IoT capable wayside radio. The BLA calls for the purchase by Siemens of certain products developed under the JDA and for the resale of certain radio products to create a Siemens-branded portfolio of wireless radio communication systems for the North American Rail Market. As of September 30, 2021 the ATCS joint development program was completed.

On January 29, 2021, Ondas Networks and Siemens signed a letter of intent to start negotiations to enter into a definitive agreement for the development of a next generation radio board for the global rail market. As agreed in the letter of intent, Siemens issued initial purchase orders on February 3, 2021 in order to commence the program. Preliminary and other work on this project began in the first quarter of 2021 with 77% being completed as of September 30, 2021. This new joint development product will be marketed and sold worldwide by Siemens and will be Ondas Networks’ first onboard locomotive product.

On March 11, 2021, Ondas Networks received a purchase order from AURA Network System (“AURA”) to develop a radio system capable of performing Base Station and Mobile Remote functions in support of AURA’s C2 UAS system. As of September 30, 2021, the project was completed.

On July 2, 2021, Ondas Networks received a purchase order from Siemens Mobility for the development of a new industrial radio to support rail safety. As of September 30, 2021, the development project was completed.

As of August 5th, 2021, American Robotics had signed subscription agreements of varying contract lengths with customers in multiple industries including agriculture, oil and gas and materials management. Subscription revenue is recognized on straight line basis over the length of the customer subscription agreement. If a subscription payment is received prior to installation and operation of the Scout System, it is held in deferred revenue and recognized after operation commences over the length of the subscription service. American Robotics also provides customized data solutions for certain customers and receives development revenue for those services.

Collaboration Arrangements Within the Scope of ASC 808, Collaborative Arrangements

The Company’s development revenue includes contracts where the Company and the customer work cooperatively to develop software and hardware applications. The Company analyzes these contracts to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and are therefore within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.  For collaboration arrangements that are deemed to be within the scope of ASC 808, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company’s policy is generally to recognize amounts received from collaborators in connection with joint operating activities that are within the scope of ASC 808 as a reduction in research and development expense. As of September 30, 2021, the Company has not identified any contracts with its customers that meet the criteria of ASC 808.

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

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the products or services promised within each contract and determines those that are performance obligations and assesses whether each promised product or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current, and forecasted) that is reasonably available. Sales and other taxes collected on behalf of third parties are excluded from revenue. For the three and nine months ended September 30, 2021 and 2020, none of our contracts with customers included variable consideration.

Contracts that are modified to account for changes in contract specifications and requirements are assessed to determine if the modification either creates new or changes the existing enforceable rights and obligations. Generally, contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. For the three and nine months ended September 30, 2021 and 2020, there were no modifications to contract specifications.

Ondas Networks is engaged in the development, marketing, and sale of wireless radio systems for secure, wide area mission-critical, business-to-business networks. Ondas Networks generates revenue primarily from the sale of our FullMAX System and the delivery of related services, along with non-recurring engineering (“NRE”) development projects with certain customers.

Product revenue is comprised of sales of the Ondas Networks’ software defined base station and remote radios, its network management and monitoring system, and accessories. Ondas Networks’ software and hardware is sold with a limited one-year basic warranty included in the price. The limited one-year basic warranty is an assurance-type warranty, is not a separate performance obligation, and thus no transaction price is allocated to it. The nature of tasks under the limited one-year basic warranty only provides for remedying defective product(s) covered by the warranty. Product revenue is generally recognized when the customer obtains control of our product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract, or upon installation when the combined performance obligation is not distinct within the context of the contract.

Service revenue is comprised of separately priced extended warranty sales, network support and maintenance, remote monitoring, as well as ancillary services directly related to the sale of the Ondas Networks’ wireless communications products including wireless network design, systems engineering, radio frequency planning, software configuration, product training, installation, and onsite support. The extended warranty Ondas Networks sells provides a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage. The extended warranty includes 1) factory hardware repair or replacement of the base station and remote radios, at our election, 2) software upgrades, bug fixes and new features of the radio software and network management systems (“NMS”), 3) deployment and network architecture support, and 4) technical support by phone and email. Ancillary service revenues are recognized at the point in time when those services have been provided to the customer and the performance obligation has been satisfied. The Company allocates the transaction price to the service and extended warranty based on the stand-alone selling prices of these performance obligations, which are stated in our contracts. Revenue for the extended warranty is recognized overtime.

Development revenue is comprised primarily of non-recurring engineering service contracts to develop software and hardware applications for various customers. For Ondas Networks, a significant portion of this revenue is generated through four contracts with two customers whereby Ondas Networks is to develop such applications to interoperate within the customers infrastructure. For these contracts, Ondas Networks and the customers work cooperatively, whereby the customers’ involvement is to provide technical specifications for the product design, as well as, to review and approve the project progress at various markers based on predetermined milestones. The products developed are not able to be sold to any other customer and are based in part upon existing Ondas Networks and customer technology. Development revenue is recognized as services are provided over the life of the contract as Ondas Networks has an enforceable right to payment for services completed to date and there is no alternative use of the product.

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

Ondas Networks’ payment terms vary and range from Net 15 to Net 30 days from the date of the invoices for product and services related revenue. Ondas Networks’ payment terms for the majority of their development related revenue carry milestone related payment obligations which span the contract life. For milestone-based contracts, the customer reviews the completed milestone and once approved, makes payment pursuant to the applicable contract.

American Robotics generates revenue by selling a data subscription service to its customers based on the information collected by the Scout System. The customer pays for a monthly, annual, or multi-annual subscription service to access the data collected by the Scout System. The customer accesses its data remotely through ScoutViewTM, AR’s secure web portal for displaying, analyzing, and storing customer information and captured image data. American Robotics also generates development revenue from customers who are interested in customized solutions.

Disaggregation of Revenue

The following tables present our disaggregated revenues by Type of Revenue and Timing of Revenue:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Type of Revenue
Product revenue	$45,358	$245,075	$134,358	$1,043,585
Service and subscription revenue	20,693	16,410	43,010	53,500
Development revenue	215,987	351,248	2,155,363	866,119
Other revenue	1,291	1,293	2,794	6,394
Total revenue	$283,329	$614,026	$2,335,525	$1,969,598

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Timing of Revenue
Revenue recognized point in time	$44,649	$331,528	$157,202	$1,170,409
Revenue recognized over time	238,680	282,498	2,178,323	799,189
Total revenue	$283,329	$614,026	$2,335,525	$1,969,598

Contract Assets and Liabilities

We recognize a receivable or contract asset when we perform a service or transfer a good in advance of receiving consideration. A receivable is recorded when our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. A contract asset is recorded when our right to consideration in exchange for goods or services that we have transferred or provided to a customer is conditional on something other than the passage of time. We did not have any contract assets recorded at September 30, 2021 and December 31, 2020.

We recognize a contract liability when we receive consideration, or if we have the unconditional right to receive consideration, in advance of satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. The table below details the activity in our contract liabilities during the nine months ended September 30, 2021, and the year ended December 31, 2020, which is included in deferred revenue in the Company’s unaudited condensed consolidated balance sheet.

	Nine months ended September 30,	Year Ended December 31,
	2021	2020
Balance at beginning of period	$165,035	$378,850
Additions	1,776,535	1,053,850
Transfer to revenue	(1,595,740)	(1,267,665)
Balance at end of period	$345,830	$165,035

Warranty Reserve

For our software and hardware products, we provide a limited one-year assurance-type warranty and for our development service, we provide no warranties. The assurance-type warranty covers defects in material and workmanship only. If a software or hardware component is determined to be defective after being tested by the Company within the one-year, the Company will repair, replace, or refund the price of the covered hardware and/or software to the customer (not including any shipping, handling, delivery, or installation charges). For our subscription service to the Scout System™, we provide a general warranty that the materials and service will be available during the subscription term. We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance-type warranties and has determined that the estimated outstanding warranty obligation on September 30, 2021 or December 31, 2020 are immaterial to the Company’s financial statements.

Leases

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. During the nine months ended September 30, 2021, the Company’s operating leases consisted of office space in Sunnyvale, CA (the “Gibraltar Lease”) and Marlborough, MA (the “American Robotics Lease”). For the year ended December 31, 2020, the Company had operating leases primarily consisting of two office space leases in Sunnyvale, California (the “North Pastoria Lease” and the “Gibraltar Lease”) (collectively, the “Sunnyvale Leases”). On December 31, 2020, the North Pastoria Lease expired. The Gibraltar Lease expired on February 28, 2021 and was verbally extended to March 31, 2021 under the same terms.

On August 6, 2021, the Company acquired American Robotics and the American Robotics Lease, wherein the base rate is $15,469 per month, with an annual increase of 3% through January 2024, with a security deposit of $24,166. On August 19, 2021, American Robotics amended their lease to reduce their space. The Amendment reduced their annual base rent to $8,802 per month, with an annual increase of 3% through January 2024.

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

Lease Costs

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Components of total lease costs:
Operating lease expense	$160,151	$80,725	$295,151	$246,680
Short-term lease costs (1)	-	2,100	-	7,650
Sublease rental income	-	(20,245)	-	(70,858)
Total lease costs	$160,151	$62,580	$295,151	$183,472

(1)	Represents short-term leases which are immaterial.

Lease Positions as of September 30, 2021 and December 31, 2020

ROU lease assets and lease liabilities for our operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	As of September 30, 2021	As of December 31, 2020
Assets:
Operating lease assets	$972,376	$51,065
Total lease assets	$972,376	$51,065

Liabilities:
Operating lease liabilities, current	$585,739	$56,168
Operating lease liabilities, net of current	386,932	-
Total lease liabilities	$972,671	$56,168

Other Information

	Nine months ended September 30,
	2021	2020
Operating cash flows for operating leases	$220,730	$398,374
Weighted average remaining lease term (in years) – operating lease	2.0	0.4
Weighted average discount rate – operating lease	12.06%	14%

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the unaudited condensed consolidated balance sheet as of September 30, 2021, for the following five years and thereafter are as follows:

Years ending December 31,
2021 (3 months)	$161,406
2022	$648,002
2023	$246,242
2024	$9,339
Total future minimum lease payments	$1,064,989
Lease imputed interest	$(92,318)
Total	$972,671

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average shares of common stock outstanding for each period. Diluted net loss per share is the same as basic net loss per share since the Company has net losses for each period presented.

The following potentially dilutive securities for the nine months ended September 30, 2021 and 2020 have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	Nine months ended September 30,
	2021	2020
Warrants to purchase common stock	3,260,628	1,879,722
Options to purchase common stock	879,044	499,667
Restricted stock purchase offers	652,410	1,126,159
Total potentially dilutive securities	4,792,082	3,505,548

Concentration of Customers

The table below sets forth the Company’s customers that accounted for greater than 10% of its revenues for the three- and nine-month periods ended September 30, 2021 and 2020, respectively:

	Three months ended		Nine months ended
	September 30,		September 30,
Customer	2021	2020	2021	2020
A	67%	58%	34%	44%
B	25%	29%	66%	51%
C	-	13%	-	4%

Customers A and B accounted for 55% and 36% of the Company’s accounts receivable balance at September 30, 2021, respectively. Customer B accounted for 14% of the Company’s accounts receivable balance at December 31, 2020.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod tax allocation and calculating income taxes in interim periods. ASU 2019-12 is applicable to all entities subject to income taxes. ASU 2019-12 provides guidance to minimize complexity in certain areas by introducing a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and guides whether to relate a step-up tax basis to a business combination or separate transaction. ASU 2019-12 changes the current guidance of making an intraperiod allocation, determining when a tax liability is recognized after a foreign entity investor transition to or from equity method of accounting, accounting for tax law changes and year-to-date losses in interim periods, and determining how to apply income tax guidance to franchise taxes. The amendments ASU 2019-12 are effective for all public business entities for fiscal years beginning after December 15, 2020 and include interim periods. The guidance is effective for all other entities for fiscal years beginning after December 15, 2021 and for interim periods beginning after December 15, 2022. Early adoption is permitted. The adoption of this pronouncement had no impact on our accompanying consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. The new guidance creates an exception to the general recognition and measurement principles of ASC 805, Business Combinations. The new guidance should be applied prospectively and is effective for all public business entities for fiscal years beginning after December 15, 2022 and include interim periods. The guidance is effective for all other entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects of the adoption of ASU No. 2021-08 on its consolidated financial statements.

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

Reclassification

Certain amounts reported in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 3 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30,	December 31,
	2021	2020
Prepaid insurance	$461,602	$623,627
Other prepaid expenses	66,280	5,403
Deposits on inventory purchases	90,000	-
Total other current assets	$617,882	$629,030

NOTE 4 – NOTES RECEIVABLE

On April 22, 2021, Ondas made a loan to American Robotics in the aggregate amount of $2.0 million. The note carried interest at a rate of 2% per annum. The principal and any accrued and unpaid interest were due on April 22, 2022. As of and for the three and nine months ended September 30, 2021, the Company recorded $11,507 of interest income related to the note. On August 5, 2021, in conjunction with the closing of the merger agreement with American Robotics, the unpaid interest and principal balance of $2,011,507 was forgiven and included in the total purchase price consideration of $69,274,390. See Note 6 for further details.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2021	December 31, 2020
Vehicle	$149,916	$149,916
Computer Equipment	183,869	112,615
Furniture and fixtures	141,053	94,053
Software	61,287	61,287
Leasehold improvements	37,401	28,247
Test Equipment	39,774	25,395
	613,300	471,513
Less: accumulated depreciation	(386,255)	(308,429)
Total property and equipment, net	$227,045	$163,084

Depreciation expense for the three months ended September 30, 2021 and 2020 was $27,553 and $24,606, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $77,825 and $74,079, respectively.

NOTE 6 – GOODWILL AND BUSINESS ACQUISITION

We account for acquisitions in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”), and goodwill in accordance with ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”). For business combinations, the excess of the purchase price over the estimated fair value of net assets acquired in a business combination is recorded as goodwill. On May 17, 2021, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Drone Merger Sub I Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub I”), Drone Merger Sub II Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub II”), American Robotics, and Reese Mozer, solely in his capacity as the representative of American Robotics’ Stockholders (as defined in the Agreement).

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

Pursuant to the Agreement, American Robotics stockholders and certain service providers received (i) cash consideration in an amount equal to $7,500,000, less certain indebtedness, transaction expenses and other expense amounts as described in the Agreement; (ii) 6,750,000 shares of the Company’s common stock (inclusive of 26 fractional shares paid in cash as set forth in the Agreement); (iii) warrants exercisable for 1,875,000 shares of the Company’s common stock (the “Warrants”) (inclusive of 24 fractional shares paid in cash and the equivalent of Warrants for 309,320 shares representing the value of options exercisable for 211,038 shares issued under the Company’s incentive stock plan and reducing the aggregate amount of Warrants as set forth in the Agreement); and (iv) the cash release from the PPP Loan Escrow Amount (as defined in the Agreement). Each of the Warrants entitle the holder to purchase a number of shares of the Company’s common stock at an exercise price of $7.89. Each of the Warrants shall be exercisable in three equal annual installments commencing on the one-year anniversary of the Closing Date and shall have a term of ten years. During the nine months ended September 30, 2021, the Company incurred approximately $1,640,000 in transaction costs for legal and other professional fees and expenses, which are included in General and administration operating expenses on the Condensed Consolidated Statements of Operations.

Also on the Closing Date, the Company entered into employment agreements and issued 1,375,000 restricted stock units under the Company’s incentive stock plan to key members of American Robotics’ management.

Lock-Up and Registration Rights Agreement

On May 17, 2021, the Company entered into a lock-up and registration rights agreement, by and among the Company and the directors and officers of American Robotics (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement (i) the Company agreed to file a resale registration statement for the Registrable Securities (as defined in the Registration Rights Agreement) no later than 90 days following the closing of the Mergers, and to use commercially reasonable efforts to cause it to become effective as promptly as practicable following such filing, (ii) the directors and officers and other American Robotics stockholders who sign a joinder to such agreement were granted certain piggyback registration rights with respect to registration statements filed subsequent to the closing of the Mergers, and (iii) the directors and officers of American Robotics agreed, subject to certain customary exceptions, not to sell, transfer or dispose of an aggregate of 2,583,826 shares of Company common stock for a period of 180 days from the closing of the Mergers. In connection with the Mergers, the stockholders of American Robotics entered into a Joinder to Lock-Up and Registration Rights Agreement.

The following table summarizes the consideration paid for American Robotics and the preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

Consideration:
Fair value of total consideration transferred	$69,274,390

Estimated fair value of assets acquired:
Cash	$920,011
Other current assets	102,235
Property and equipment	61,430
Intangible assets	47,260,000
Right of use asset	463,252
Other long-term assets	87,217
Total assets acquired	48,894,145
Estimated fair value of liabilities assumed:
Accounts payable	142,659
Deferred revenue	7,418
Accrued payroll and rent	42,616
Lease liabilities	447,827
Deferred tax liability	12,760,200
Total liabilities assumed	13,400,720
Total net assets acquired	35,493,425
Goodwill	33,780,965
Total	$69,274,390

The intangible assets acquired include the trademarks, FAA waiver, developed technology, non-compete agreements, and customer relationships (See Note 7). A deferred tax liability was recorded for the deferred tax impact of purchase accounting adjustments related to finite-lived intangible assets at American Robotics effective tax rate of 27%. The purchase price allocations are preliminary pending receipt of final valuation analysis of certain assets and liabilities from our valuation advisors. The goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. The majority of the goodwill is expected to be deductible for tax purposes.

Our results for the nine months ended September 30, 2021 include results from American Robotics between August 6, 2021 and September 30, 2021. The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of American Robotics had occurred at the beginning of fiscal year 2021. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred at the beginning of the period presented or what the Company’s operating results will be in future periods.

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue, net	$295,799	$614,026	$2,608,841	$2,234,752
Net loss	$(5,470,497)	$(4,013,150)	$(13,282,545)	$(11,356,847)
Basic Earnings Per Share	$(0.14)	$(0.20)	$(0.42)	$(0.57)
Diluted Earnings Per Share	$(0.14)	$(0.20)	$(0.42)	$(0.57)

NOTE 7 – INTANGIBLE ASSETS

The components of intangible assets, all of which are finite lived, were as follows:

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Amortization	Useful Life

Patents	$32,751	$(12,148)	$20,603	$158,710	$(3,809)	$154,901	10
Patents in process	140,070	-	140,070	133,112	-	133,112	N/A
Licenses	241,909	(35,424)	206,485	241,909	(17,280)	224,629	10
Trademarks	3,800,000	(58,226)	3,741,774	-	-	-	10
FAA waiver	20,310,000	(311,202)	19,998,798	-	-	-	10
Developed technology	22,750,000	(232,392)	22,517,608	-	-	-	15
Non-compete agreements	340,000	(52,097)	287,903	-	-	-	1
Customer relationships	60,000	(1,839)	58,161	-	-	-	5
	$47,674,730	$(703,328)	$46,971,402	$533,731	$(21,089)	$512,642

Preliminary estimated intangible assets are being amortized over preliminary estimated useful lives of between one and ten years and subject to revision when the purchase price allocation for American Robotics, Inc, acquisition is complete.

Amortization expense for the three months ended September 30, 2021 and 2020 was $662,622 and $640, respectively. Amortization expense for the nine months ended September 30, 2021 and 2020 was $682,239 and $13,152, respectively.

Estimated amortization expense for the next five years for the intangible costs currently being amortized is as follows:

Year Ending December 31,	Estimated Amortization
2021 (3 months)	$1,076,784
2022	$4,221,696
2023	$3,966,696
2024	$3,966,419
2025	$3,966,419

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2021	2020
Accrued payroll and other benefits	$1,061,216	$2,125,981
D&O insurance financing payable	44,899	479,712
Accrued interest	-	44,579
Accrued professional fees	141,078	115,000
Other accrued expenses	159,142	67,508
Total accrued expenses and other current liabilities	$1,406,335	$2,832,780

NOTE 9 – SECURED PROMISSORY NOTES

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

On December 9, 2020, the Company made a $5,000,000 payment to Steward Capital, applying $4,679,958 to principal and $320,042 to accrued interest. On December 31, 2020, the principal balance was $7,003,568, net of debt discount of $120,711 and accreted cost of $550,000. On June 25, 2021, the Company made a final payment of $7,044,750 to Steward Capital, applying $6,574,278 to principal, $404,729 in interest and other fees, and $65,743 in early payment penalties. On September 30, 2021 and December 31, 2020, accrued interest was $0 and $44,579, respectively, and included in accrued expenses and other current liabilities in the balance sheet in the accompanying unaudited condensed consolidated financial statements. Interest expense for the three and nine months ended September 30, 2021 was $0 and $426,448, respectively. Interest expense for the three and nine months ended September 30, 2020 was $338,415 and $937,165, respectively.

NOTE 10 – LONG-TERM NOTES PAYABLE

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

On both September 30, 2021 and December 31, 2020, the total outstanding balance of the Convertible Promissory Note (the “Note”) was $300,000. The maturity date of the Note is based on the payment of 0.6% of quarterly gross revenue until 1.5 times the amount of the Note is paid. Accrued interest as of September 30, 2021 and December 31, 2020 was $40,607 and $36,329, respectively. Interest expense for the three and nine months ended September 30, 2021 was $3,750 and $11,250, respectively. Interest expense for the three and nine months ended September 30, 2020 was $11,250 and $33,750, respectively.

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

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

On September 30, 2021, the Company had 10,000,000 shares of preferred stock, par value $0.0001, authorized, of which 5,000,000 shares are designated as Series A Convertible Preferred Stock (“Series A Preferred”) and 5,000,000 shares are non-designated (“blank check”) shares. As of September 30, 2021 and December 31, 2020, the Company had no preferred stock outstanding.

Certificate of Designation Series A Preferred Stock

On August 14, 2020, the Company filed a Certificate of Designation with the State of Nevada to designate 5,000,000 shares of the Company’s preferred stock as Series A Preferred. Shares of Series A Preferred rank pari passu with the Company’s common stock, except that holders of Series A Preferred shall have certain liquidation preferences as set forth in the Certificate of Designation and the holders of the Series A Preferred are not entitled to vote on any matters presented to the stockholder of the Company. The Certificate of Designation became effective on the Closing Date.

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

In the event of any stock split, stock dividend, or stock combination, the number of shares deliverable and the conversion price of the Series A Preferred will be appropriately adjusted. In the event a Mandatory Conversion is triggered, if the offering price on the date such Mandatory Conversion is triggered is less than a 25% premium to $6.00, the Company will issue additional shares of the Company’s common stock for each outstanding share of Series A Preferred to ensure the effective conversion price equals a 25% discount to $6.00.

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

In connection with the closing of the Offering on December 8, 2020, the Company’s outstanding 2,350,390 shares of Series A Convertible Preferred Stock mandatorily converted into an aggregate of 979,361 shares of Common Stock, which includes an aggregate of 195,881 shares of Common Stock in connection with the 25% premium discussed above. Additionally, the Company issued an aggregate of 15,093 shares of Common Stock in lieu of declaring a dividend on shares of Series A Convertible Preferred Stock. The shares of Common Stock issued in connection with the conversion were issued in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act, for securities exchanged by the Company and existing security holders where no commission or other remuneration is paid or given directly or indirectly by the Company for soliciting such exchange, and the shares of Common Stock issued in lieu of declaring a dividend were issued in reliance upon the exemption set forth in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder in a transaction not involving a public offering.

Common Stock

On September 30, 2021, the Company had 116,666,667 shares of common stock, par value $0.0001 (the “Common Stock”) authorized for issuance, of which 40,788,681 shares of our Common Stock were issued and outstanding.

On March 28, 2021, the lock-up period terminated for an aggregate of 8,142,894 shares of Common Stock, pursuant to lock-up agreements entered into in connection with the Company’s acquisition of Ondas Networks, as amended.

On May 17, 2021, the Company entered into a lock-up and registration rights agreement, by and among the Company and the directors and officers of American Robotics (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement (i) the Company agreed to file a resale registration statement for the Registrable Securities (as defined in the Registration Rights Agreement) no later than 90 days following the closing of the Mergers, and to use commercially reasonable efforts to cause it to become effective as promptly as practicable following such filing, (ii) the directors and officers and other American Robotics stockholders who sign a joinder to such agreement were granted certain piggyback registration rights with respect to registration statements filed subsequent to the closing of the Mergers, and (iii) the directors and officers of American Robotics agreed, subject to certain customary exceptions, not to sell, transfer or dispose of 2,583,826 shares of Company common stock for a period of 180 days from the closing of the Mergers. In connection with the Mergers, the stockholders of American Robotics entered into a Joinder to Lock-Up and Registration Rights Agreement.

2021 Public Offering

On June 8, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc., acting as the representative for the underwriters identified therein (the “Underwriters”), relating to the Company’s public offering (the “2021 Public Offering”) of 6,400,000 shares (the “Firm Shares”) of the Company’s Common Stock. Pursuant to the Underwriting Agreement, the Company also granted the Underwriters a 30-day option (the “Option”) to purchase up to an additional 960,000 shares of Common Stock (the “Option Shares,” and together with the Firm Shares, the “Shares”) to cover over-allotments.

The Underwriters agreed to purchase the Firm Shares from the Company with the option to purchase the Option Shares at a price of $6.51 per share. The Firm Shares were offered, issued, and sold pursuant to the Form S-3 and accompanying prospectus filed with the SEC under the Securities Act of 1933, as amended (the “Securities Act”).

On June 11, 2021, pursuant to the 2021 Public Offering, the Company issued 7,360,000 shares of Common Stock (Firm Shares and option shares) at a public price of $7.00 for net proceeds to the Company of $47,523,569 after deducting the underwriting discount and offering fees and expenses payable by the Company.

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

The table below details the net proceeds of the Public Offering

Gross Proceeds:
Firm shares and exercise of over-allotment option closing	$51,520,000
Offering Costs:
Underwriting discounts and commissions	(3,806,400)
Other offering costs	(190,031)
Net Proceeds	$47,523,569

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

During the nine months ended September 30, 2021, the Company issued warrants to purchase an aggregate of 1,565,656 shares of Common Stock with an exercise price of $7.89 per share as consideration in the acquisition of American Robotics. During the nine months ended September 30, 2020, the Company’s Board issued (i) Warrants to purchase an aggregate of 279,460 shares of Common Stock with an exercise price of $7.50 per share and (ii) Warrants to purchase an aggregate of 9,793 shares of Common Stock with an exercise price of $6.39 per share. As of September 30, 2021, we had Warrants outstanding to purchase an aggregate of 3,307,521 shares of Common Stock with a weighted-average contractual remaining life of approximately 5.5 years, and exercise prices ranging from $0.03 to $9.75 per share, resulting in a weighted average exercise price of $8.53 per share.

During the three months ended March 31, 2021, certain warrant holders exercised their right to purchase an aggregate of 131,271 shares of the Company’s Common Stock at an exercise price of $9.75 totaling $1,279,892, all of which was received by the Company in January and March 2021. During the three months ended June 30, 2021, certain warrant holders exercised their right to purchase an aggregate of 6,667 shares of the Company’s Common Stock at an exercise price of $9.75 totaling $65,003, all of which was received by the Company in June 2021. No warrant holders exercised their rights during the three months ended September 30, 2021.

A summary of our Warrants activity and related information follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Shares Under	Exercise	Contractual
	Warrant	Price	Life
Balance on December 31, 2020	1,879,803	$9.16	2.2
Issued	-	-
Exercised	(131,271)	$9.75
Expired	-	-
Canceled	-	-
Balance on March 31, 2021	1,748,532	$9.12	2.1
Issued	-	-
Exercised	(6,667)	$9.75
Expired	-	-
Canceled	-	-
Balance on June 30, 2021	1,741,865	$9.11	1.8
Issued	1,565,656	$7.89	4.7
Exercised	-	-
Expired	-	-
Canceled	-	-
Balance on September 30, 2021	3,307,521	$8.53	5.5

Equity Incentive Plan

In September 2018, our Board approved, and our stockholders adopted, the 2018 Equity Incentive Plan (the “2018 Plan”) pursuant to which 3,333,334 shares of our Common Stock has been reserved for issuance to employees, including officers, directors, and consultants. The 2018 Plan shall be administered by the Board, provided however, that the Board may delegate such administration to the compensation committee of the Board (the “Compensation Committee”). Subject to the provisions of the 2018 Plan, the Board and/or the Compensation Committee shall have authority to grant, in its discretion, incentive stock options, or non-statutory options, stock awards or restricted stock purchase offers (“Equity Awards”).

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

On February 15, 2021, the Company entered into an agreement with a service provider wherein stock options to purchase 25,000 shares of common stock were granted and vest on the six-month anniversary of the date of the agreement. The 10-year options have an exercise price of $12.92 per share and a grant date fair value of $5.82 per share.

On April 13, 2021, the Company entered into a consulting agreement with a vendor to perform strategic analysis and business development services to the Company. As part of the compensation for services provided, the Company granted stock options to purchase 50,000 shares of common stock, which vest on September 30, 2021. The five-year options have an exercise price of $8.72 per share and a grant date fair value of $2.64 per share. On September 13, 2021, the Company granted this vendor additional stock options to purchase 25,000 shares of common stock, which vest on December 31, 2021. The five-year options have an exercise price of $8.72 per share and a grant date fair value of $2.37 per share.

On August 5, 2021, in connection with the acquisition of American Robotics, the Company granted stock options to purchase 211,038 shares of common stock, of which 59,543 options were immediately vested and the remaining 151,495 vest monthly through August 4, 2025. The vested ten-year options have an exercise price ranging from $1.37 to 2.09 per share and a grant date fair value ranging from $5.69 to $6.41 per share. The unvested ten-year options have an exercise price of $2.09 and a grant date fair value of $5.94 a share.

The assumptions used in the Black-Scholes Model are set forth in the table below.

	Three months ended September 30,	Three months ended June 30,	Three months ended March 31,	Three months ended September 30,
	2021	2021	2021	2020
Stock Price	$8.72	$8.00	$12.92	$2.00
Risk-free interest rate	0.72%	0.35%	0.57%	0.37%
Volatility	53.99%	53.14%	52.80%	42.03-42.19%
Expected life in years	5	3	5	5.5-5.8
Dividend yield	0.00%	0.00%	0.00%	0.00%

A summary of our Option activity and related information follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Shares Under	Exercise	Contractual
	Option	Price	Life
Balance on December 31, 2020	568,006	$7.39	9.4
Granted	25,000	$12.92	0.2
Expired	-	-
Terminated	-	-
Canceled	-	-
Balance on March 31, 2021	593,006	$7.63	9.2
Granted	50,000	$8.72	0.2
Expired	-	-
Terminated	-	-
Canceled	-	-
Balance on June 30, 2021	643,006	$7.03	9.0
Granted	236,038	$2.77	2.5
Expired	-	-
Terminated	-	-
Canceled	-	-
Balance on September 30, 2021	879,044	$6.39	8.7
Vested and Exercisable at September 30, 2021	545,435	$7.48	8.5

At September 30, 2021, total unrecognized estimated compensation expense related to non-vested Options issued prior to that date was approximately $989,000, which is expected to be recognized over a weighted-average period of 1.8 years. For the three months ended September 30, 2021 and 2020, $536,797 and $81,174, respectively, was recorded in stock-based compensation in the accompanying unaudited condensed consolidated financial statements. For the nine months ended September 30, 2021 and 2020, $824,315 and $833,959, respectively, was recorded in stock-based compensation in the accompanying unaudited condensed consolidated financial statements. At September 30, 2021, no Options have been exercised.

Restricted Stock Units

On June 3, 2020, the Company entered into an agreement wherein restricted stock units (“RSU(s)”) for the issuance of 1,000,000 shares of the Company’s Common Stock, with deferred distribution, was granted and issued to Thomas V. Bushey, the Company’s President, pursuant to the 2018 Plan. Stock-based compensation expense for the year ended December 31, 2020 was $3,150,000. Non-vested RSUs as of December 31, 2020 totaled 625,0000 shares. The weighted average grant-date fair value for the RSU is $8.40. The weighted average vesting period of the RSU is 2.0 years. As of December 31, 2020, unrecognized compensation expense related to the unvested portion of the RSU was $5,250,000, which was expected to be recognized over a weighted average period of 1.25 years. On January 19, 2021, Thomas V. Bushey resigned as the Company’s President. Effective January 19, 2021, (i) Mr. Bushey received 500,000 RSU Shares (375,000 RSU Shares vested as of December 31, 2020 and 125,000 RSU Shares on which the Compensation Committee accelerated vesting), which RSU Shares will be issued on June 3, 2022 pursuant to Mr. Bushey’s deferral election, and (ii) 500,000 RSU shares were canceled. The company recognized stock-based compensation of $0 and $1,050,000 for the three and nine months ended September 30, 2021, respectively.

During 2018, the Company entered into an agreement wherein RSUs for the issuance of 126,160 shares of the Company’s Common Stock (the “2018 RSUs”), with deferred distribution, was promised to a consultant pursuant to the 2018 Plan (the “RSU Agreement”). On September 21, 2020, the Company executed the RSU Agreement with the consultant. The 2018 RSUs vested upon the issuance of the RSU Agreement: however, the underlying shares of the Company’s Common Stock will not be issued and delivered to the consultant until December 1, 2021, at the request of the consultant. Stock-based compensation expense for the three months ended both September 30, 2021 and 2020 was $0 and $10,117, respectively. Stock-based compensation expense for the nine months ended September 30, 2021 and 2020 was $0 and $30,357, respectively. The grant-date fair value for the RSU is $0.64 per share. The vesting period of the RSU was 2.0 years.

On January 25, 2021, the Compensation Committee of the Board of Directors of the Company approved the 2021 Director Compensation Policy (the “Policy”). The Policy is applicable to all directors that are not employees or compensated consultants of the Company. Pursuant to the Policy, the annual equity award to non-employee directors will be restricted stock units representing $60,000. The company recognized stock-based compensation of $0 and $90,000 for the three and nine months ended September 30, 2021, respectively. Vesting period is one year. As of September 30, 2021 the unrecognized compensation expense was $270,000.

In addition, on January 25, 2021, the Compensation Committee approved the following grants: (a) for Messrs. Cohen, Reisfield and Silverman (i) 5,000 restricted stock units pursuant to the 2018 Plan, and (b) for Mr. Seidl and Ms. Sood (i) 5,000 restricted stock units pursuant to the 2018 Plan, and (ii) 10,000 restricted stock units pursuant to the 2018 Plan. Each restricted stock unit represents a contingent right to receive one share of common stock of the Company. The 5,000 restricted stock units granted to each of Messrs. Cohen, Reisfield, Silverman and Seidl and Ms. Sood vest in four successive equal quarterly installments with the first vesting date commencing on the first day of the next calendar quarter, provided that such director is a director of the Company on the applicable vesting dates. The 10,000 restricted stock units granted to Mr. Seidl and Ms. Sood vest in eight successive equal quarterly installments with the first vesting date commencing on the first day of the next calendar quarter, provided that such director is a director of the Company on the applicable vesting dates. All restricted stock units granted to these directors shall vest in full immediately upon a change in control. The company recognized stock-based compensation of $111,300 and $333,900 for the three and nine months ended September 30, 2021. As of September 30, 2021, the unrecognized compensation expense was $238,500.

On August 5, 2021, the Company entered into employment agreements and awarded 1,375,000 restricted stock units pursuant to the 2018 Plan to key members of American Robotics’ management. Each restricted stock unit represents a contingent right to receive one share of common stock of the Company. The restricted stock units vest in three successive equal annual installments with the first vesting date commencing on the first anniversary of the award date. As of September 30, 2021 the unrecognized compensation expense was $10,697,500.

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

NOTE 12 – SEGMENT INFORMATION

The Company has two reportable segments: Ondas Networks and American Robotics. The Company has no inter-segment sales. Our segment structure presented below represents a change from the prior year for the inclusion of our American Robotics segment, which the Company acquired on August 5, 2021. The following table presents segment information for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2021
	Ondas Networks	American Robotics	Total	Ondas Networks	American Robotics	Total
Revenue, net	$260,636	$22,693	$283,329	$2,312,832	$22,693	$2,335,525
Depreciation and amortization	28,998	661,177	690,175	98,887	661,177	760,064
Interest income	2,774	1,179	3,953	10,400	1,179	11,579
Interest expense	4,538	336	4,874	571,137	336	571,473
Stock based compensation	252,937	52,017	304,954	1,903,056	52,017	1,955,073
Net loss	(2,861,558)	(2,052,714)	(4,914,272)	(8,821,443)	(2,052,714)	(10,874,157)
Capital expenditures	7,930	-	7,930	80,358	-	80,358
Total assets	51,426,997	81,262,801	132,689,798	51,426,997	81,262,801	132,689,798

NOTE 13 – INCOME TAXES

The Company had a net deferred tax asset of $16,655,023 as of December 31, 2020, including a tax benefit from net operating loss carry-forwards of $14,064,563. A valuation allowance of $16,655,023 was provided against this asset resulting in deferred assets, net of valuation allowance of $0.

In assessing the realizability of deferred tax assets, including the net operating loss carry forwards, the Company assesses the positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize its existing deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible. Based on its assessment, the Company has provided a full valuation allowance against its deferred tax assets since their future utilization remains uncertain at this time.

In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carry forwards could be limited in the event a change of control has occurred.

Given the uncertainties involved, the Company has not released any valuation allowance to offset the deferred tax liability of $12,760,200 created on the acquisition of American Robotics on August 5, 2021.

The Company is carrying out a study to determine the realizability of its net operating loss carryforwards under Section 382 and based on the results of that study will determine if the deferred tax liability can be partially or fully offset by releasing the valuation allowance. Any such release would be a credit to the income statement.

American Robotics also had net operating loss carryforwards against which a full valuation allowance had been recorded. The Company is also carrying out a study on the realizability of these assets under Section 382. To the extent this valuation allowance can be partially or fully released, it will reduce the deferred tax liability recorded on the acquisition of American Robotics with the offset being reduction in the estimated goodwill on acquisition.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of September 30, 2021.

On July 23, 2021, Robert Wilhelm (“Wilhelm Plaintiff”), filed a Complaint for Violations of the Federal Securities Laws against the Company and its Board of Directors: Eric A. Brock, Stewart W. Kantor, Thomas V. Bushey, Richard M. Cohen, Derek Reisfeld, Randall P. Seidl, Richard H. Silverman, and Jaspreet Sood (together with the Company, the “Defendants”). Wilhelm Plaintiff alleges violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), 15 U.S.C. §§ 78n(a), 78t(a), and U.S. Securities and Exchange Commission (“SEC”) Rule 14a-9, 17 C.F.R. § 240.14a-9, in connection with a proposed transaction whereby Ondas will acquire American Robotics (the “Proposed Transaction”).

The Complaint seeks preliminary and permanent relief, including injunctive relief, to enjoin Defendants, and all persons acting in concert with them, from proceeding with, consummating, or closing the Proposed Transaction and any vote on the Proposed Transaction, unless and until additional disclosures are made to the Company’s shareholders. Wilhelm Plaintiff also seeks rescission and rescissory damages if the Proposed Transaction closes, attorneys’ fees, and costs, as well as a declaration that Defendants violated Sections 14(a) and 20(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder.

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

The Complaint seeks preliminary and permanent relief, including injunctive relief, to enjoin Defendants, and all persons acting in concert with them, from proceeding with, consummating, or closing the Proposed Transaction and any vote on the Proposed Transaction, unless and until Defendants disclose and disseminate additional disclosures to Company shareholders. Carlisle Plaintiff also seeks rescission and rescissory damages if the Proposed Transaction closes, attorneys’ fees, and costs, as well as a declaration that Defendants violated Sections 14(a) and 20(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder.

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

The Complaint seeks preliminary and permanent relief to enjoin Defendants, and all persons acting in concert with them, from proceeding with, consummating, or closing the Proposed Transaction and any vote on the Proposed Transaction, unless and until Defendants disclose and disseminate additional disclosures to Company shareholders. Ostrov Plaintiff also seeks rescission and rescissory damages if the Proposed Transaction closes, attorneys’ fees, and costs, as well as a declaration that Defendants violated Sections 14(a) and 20(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder.

Defendants have not yet been served with the Complaint. The shareholder vote on the Proposed Transaction took place on August 5, 2021, and the Proposed Transaction was approved by the Company’s shareholders. The Proposed Transaction closed on the same date. The Company believes that the plaintiff’s claims in the foregoing matter are without merit and intends to vigorously defend against them.

Operating Leases

On October 30, 2018, Ondas Networks entered into a Sublease with Texas Instruments Sunnyvale Incorporated, regarding the sublease of approximately 21,982 square feet of rentable space at 165 Gibraltar Court, Sunnyvale, CA 94089 (the “Gibraltar Sublease”), constituting the entire first floor of the premises (except the lobby and two stairwells), as defined under that certain Lease dated April 12, 2004, as amended by the First Lease Amendment dated March 15, 2005, a Second Amendment to Lease dated November 30, 2005, and a Third Amendment to Lease dated November 30, 2010 between Gibraltar Sunnyvale Holdings LLC and Texas Instruments Sunnyvale Incorporated. The Sublease began on November 1, 2018 and ended on February 28, 2021 at a base monthly rent of $28,577. A security deposit of $28,577 was paid upon execution of the Sublease and refunded during the three months ended September 30, 2021. Rent expense for nine months ended September 30, 2021 and 2020 was $80,627 and $234,226, respectively.

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

On August 6, 2021, the Company acquired American Robotics and their Lease (American Robotics Lease), wherein the base rate is $15,469 per month, with an annual increase of 3% through January 2024, with a security deposit of $24,166. On August 19, 2021, American Robotics amended their lease to reduce their space. The Amendment reduced their annual base rent to $8,802 per month, with an annual increase of 3% through January 2024.

NOTE 15 – RELATED PARTY TRANSACTIONS

Eric A. Brock, the Company’s Chief Executive Officer

On August 14, 2020, pursuant to the terms of the Series A Preferred Stock Offering, Mr. Brock purchased 52,500 shares of Series A Preferred totaling $315,000 (the “Series A Shares”). On December 8, 2020, the Series A Shares mandatorily converted into an aggregate of 66,676 shares of Common Stock, which includes an aggregate of 13,084 shares of Common Stock in connection with a 25% premium. and an aggregate of 842 shares of Common Stock in lieu of declaring a dividend on shares of Series A Convertible Preferred Stock. See Note 11 for details.

●	During the year ended December 31, 2020, we accrued $131,494 for salary owed during 2020 to Mr. Brock, which amount remained outstanding on December 31, 2020. On January 29, 2021, we paid Mr. Brock $64,344. The balance of $67,150 was paid on April 15, 2021.

Stewart W. Kantor, the Company’s President and Chief Financial Officer

●	During year ended December 31, 2020, we accrued $2,956 for salary owed during 2020 to Mr. Kantor. As of December 31, 2020, the accrued balance was $274,831. On January 29, 2021, the Company paid Mr. Kantor $137,416. The balance of $137,415 was paid on April 15, 2021.

Thomas V. Bushey, the Company’s Former President

●	On January 19, 2021, Mr. Bushey resigned as the Company’s President. Mr. Bushey will continue to serve on the Company’s Board, and as a consultant to the Company. Pursuant to the terms of a Separation Agreement and General Release (the “Separation Agreement”) dated January 19, 2021 (the “Effective Date”), between Mr. Bushey and the Company, Mr. Bushey agreed to waive his entitlement to accrued salary in the amount of $125,256 and accrued vacation in the amount of $9,847 as of the Effective Date.

●	On January 19, 2021, Mr. Bushey received 500,000 RSU Shares (375,000 RSU Shares vested as of December 31, 2020 and 125,000 RSU Shares on which the Compensation Committee accelerated vesting), which RSU Shares will be issued on June 3, 2022 pursuant to Mr. Bushey’s deferral election. In connection with the accelerated vesting of RSU shares the Company recognized stock-based compensation expense in the amount of $1,050,000 for the three and nine months ended September 30, 2021.

●	As part of the Separation Agreement, Mr. Bushey and the Company entered into a Consulting Agreement dated January 19, 2021 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Bushey will provide services to the Company at the direction of the Company’s Chief Executive Officer. The Consulting Agreement terminated on July 19, 2021.

NOTE 16 – SUBSEQUENT EVENTS

Investment in Dynam.AI, Inc.

On October 5, 2021, Ondas Holdings irrevocably subscribed and agreed to purchase 3,141,098 shares of Series A-1 Preferred Stock of Dynam.AI, Inc. (“Dynam”), a tech-enabled services provider for critical or complex artificial intelligence and machine learning projects, par value $0.00001 for the aggregate price of $500,000 representing subscription price of $0.15918 per share by way of a non-brokered private placement for approximately 11% ownership in Dynam. In addition to the equity investment, Ondas Holdings’ wholly owned subsidiary, American Robotics, Inc., entered into a development, services and marketing agreement with Dynam.AI on October 1st, 2021. The agreement allows American Robotics to expand and enhance their IP library and analytics capabilities with artificial intelligence using physics-based algorithms and allows Dynam to further the development of Vizlab™, Dynam’s proprietary AI/ML platform, an advanced developer toolkit for data scientists.

Operating Lease

On October 8, 2021, American Robotics entered into an 86-month operating lease for space in Waltham, Massachusetts. Lease is scheduled to commence on March 1, 2022 and terminate on April 30, 2029, wherein the base rate is $39,375 per month, increasing 3% annually, with a security deposit due in the amount of $104,040. In conjunction with this new lease, American Robotics is leasing a short-term temporary space at $8,500 per month, until their primary space is available, which is targeted for March 1, 2022.

2021 Stock Incentive Plan

At the 2021 Annual Meeting of Stockholders of the Company held on November 5, 2021, stockholders of the Company approved, among other matters, the Ondas Holdings Inc. 2021 Stock Incentive Plan (the "Plan"). The Compensation Committee of the Board of Directors of the Company adopted the Plan on September 30, 2021, subject to stockholder approval. The purpose of the Plan is to enable the Company to attract, retain, reward, and motivate eligible individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum efforts for the growth and success of the Company, so as to strengthen the mutuality of the interests between the eligible individuals and the shareholders of the Company. The Plan provides for the issuance of awards including stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards. The Plan provides for a reserve of 6,000,000 shares of the Company's common stock.

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

Overview

Ondas Holdings is a leading provider of private wireless, drone, and automated data solutions through its wholly owned subsidiaries Ondas Networks Inc. (“Ondas Networks”) and American Robotics, Inc. (“American Robotics” or “AR”). Ondas Networks and American Robotics together provide users in rail, agriculture, utilities and critical infrastructure markets with improved connectivity and data collection capabilities. Ondas operates these two subsidiaries as separate business segments, and the following is a discussion of each segment.

Ondas Networks Segment

Ondas Networks provides wireless connectivity solutions enabling mission-critical Industrial Internet applications and services. We refer to these applications as the Mission Critical Internet of Things (“MC-IoT”). Our wireless networking products are applicable to a wide range of MC-IoT applications, which are most often located at the very edge of large industrial networks. These applications require secure, real-time connectivity with the ability to process large amounts of data at the edge of large industrial networks. Such applications are required in all of the major critical infrastructure markets, including rail, electric grids, drones, oil and gas, and public safety and government, where secure, reliable and fast operational decisions are required in order to improve efficiency and ensure a high degree of safety and security. We design, develop, manufacture, sell and support FullMAX, our patented, Software Defined Radio (“SDR”) platform for secure, licensed, private, wide-area broadband networks. Our customers install FullMAX systems in order to upgrade and expand their legacy wide-area network (“WAN”) infrastructure. Our MC-IoT intellectual property has been adopted by the Institute of Electrical and Electronics Engineers (“IEEE”), the leading worldwide standards body in data networking protocols, and forms the core of the IEEE 802.16s standard. Because standards-based communications solutions are preferred by our mission-critical customers and ecosystem partners, Ondas has taken a leadership position in IEEE as it relates to wireless networking for industrial markets. As such, management believes this standards-based approach supports the adoption of the Company’s technology across a burgeoning ecosystem of partners and end markets.

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

We sell our products and services globally through a direct sales force and value-added sales partners to critical infrastructure providers including major rail operators, commercial and industrial drone operators, electric and gas utilities, water and wastewater utilities, oil and gas producers and pipeline operators, and for other critical infrastructure applications in areas such as homeland security and defense, and transportation. We continue to develop our value-added reseller relationships which today include a major strategic partnership with Siemens Mobility (“Siemens”) for the development of new types of wireless connectivity for the global rail markets. In addition, Ondas and JVCKenwood, a global supplier of Land Mobile Radio (LMR) systems, have jointly responded to a request from the rail industry for the design and delivery of a next generation data and voice platform.  We believe our Siemens Mobility partnership and our joint effort with JVCKenwood are indicative of the potential for additional Tier 1 partnerships in our other vertical markets including securing reseller relationships with major suppliers to the worldwide government and homeland security markets. These partnerships are being driven by the flexibility of our FullMAX software to support legacy industrial protocols (e.g., Push to Talk Voice, Dial-up Serial Data Communications, and Advanced Train Control System – ATCS) while simultaneously operating our state-of-the-art MC-IoT protocols. This dual and multi-mode software capability provides major industrial customers with a seamless migration path to advanced internet-protocol-based networks. Over time, these legacy functions, like Push to Talk Voice and ATCS, are transformed into just several of many new data applications we can support.

The Global Rail Markets and our Siemens Mobility Partnership

The North American Rail Network is vast in scale, consisting of 140,000 miles of track, 25,000 locomotives, and 1.6 million railcars. Within this large footprint, we believe there are 200,000 highway crossings, with at least 65,000 of the crossings equipped with electronic systems today, a number which is expected to increase in the coming years. A significant portion of the communications infrastructure has been in operation for more than 20 years and now requires a technological upgrade to support new applications and increased capacity requirements. Our MC-IoT platform offers an excellent migration path for these applications. We believe the Class I Rails value the ability of Ondas’ frequency-agnostic SDR architecture to enable a substantial capacity increase utilizing the railroad’s existing wireless infrastructure and dedicated FCC licensed radio frequencies, as well as the flexibility to adapt to and take advantage of future changes in spectrum availability. The Class 1 Rails operate four separate nationwide networks, all of which are addressable by our FullMAX platform. Ondas is targeting the 900 MHz network for the initial adoption of its wireless platform by the Class 1 Rails, who were awarded greenfield spectrum in the 900 MHz band by the FCC in 2020,

In April 2020, we entered a strategic partnership with Siemens, to jointly develop wireless communications products for the North American Rail Industry based on Siemens’ Advanced Train Control System (“ATCS”) protocol and our MC-IoT platform. Siemens formally launched the ATCS / MC-IoT radio products in September 2021 at the Railway Systems Suppliers (RSSI) conference in Indianapolis. The dual-mode ATCS/MC-IoT radio system is designed to support Siemens’ extensive installed base of ATCS radios as well as offer Siemens’ customers the ability to support a host of new advanced rail applications utilizing our MC-IoT wireless system. These new applications, including Advanced Grade Crossing Activation and Monitoring, Wayside Inspection, Railcar Monitoring, and support for next generation signaling and train control systems, are designed to increase railroad productivity, reduce costs, and improve safety. In addition to the ATCS products, Siemens has begun marketing and selling Siemens-branded MC-IoT wireless systems under Siemens’ brand name ‘Airlink’. In January of 2021, Ondas Networks and Siemens signed a Letter of Intent (“LOI”) for the development of a next generation radio product for the global rail markets with an expected completion date of the first quarter of 2022. And in July 2021, Ondas Networks received a purchase order from Siemens Mobility for the development of a new industrial radio to support rail safety. As of September 30, 2021, the first phase of the development project was completed.

We believe the Siemens partnership validates our wireless connectivity solutions and will accelerate the adoption of our wireless technology in the global rail markets. We believe Siemens has both the sales and marketing reach and support to drive our technology to wide scale adoption.

UAS, Drones and AURA Network Systems

In December 2019, Ondas Networks received a purchase order for FullMAX base stations and remote radios from AURA Networks Systems (“AURA”), a privately held company deploying a nationwide network for the command and control of commercial drones. AURA’s key differentiator is its exclusive ownership of dedicated, licensed Air-to-Ground frequencies. We believe that operators of large, fast-moving, and high-flying drones, including those used for inspection and security applications as well as those for the Urban Air Mobility market (also known as “flying cars”), will require a secure command and control network like that planned by AURA. This command and control (C2) network will be designed to meet FAA requirements in order to fly long distances beyond visual line of site (BVLOS) of a drone operator.

In July 2020, we completed delivery of AURA’s first purchase order for the ground infrastructure. AURA has now installed its initial nationwide infrastructure based on our FullMAX technology in order to satisfy their FCC license requirements. In January 2021, AURA achieved another major milestone with approval from the FCC to use their frequencies for UAS/Drone operation. Based on this approval and other advances in the network, AURA placed a new purchase order in the first quarter of 2021 for continued system development related to the optimization of FullMAX base station and remote radio equipment for customer testing and demonstration networks. We have completed this project as of September 2021. We expect additional purchase orders in 2021 for development work related to further system commercialization, testing and customer demonstrations.

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

American Robotics Segment

American Robotics is a commercial developer of highly automated drone systems, providing ultra-high resolution aerial data to enterprise customers. Through innovations in robot autonomy, machine vision, edge computing and AI, American Robotics has created the next generation of drone technology: a highly automated robotic data platform capable of continuous, unattended operation. As a result, American Robotics provides enterprise customers with the ability to continuously digitize, monitor and analyze their assets in near real-time.

The American Robotics Scout System has been designed from the ground up as an end-to-end product capable of continuous unattended operations in the real world. Powered by innovations in robotics automation, machine vision, edge computing, and AI, the Scout System provides unprecedented efficiencies as a drone solution for commercial use. The Scout System consists of (1) Scout, a highly automated drone with advanced imaging payloads (2) the ScoutBaseTM, a ruggedized base station for housing, charging, data processing, and cloud transfer, and (3) ScoutViewTM, American Robotics’ analytics and user interface software package, as well as a host of supporting technologies that connect these major subsystems. Once installed in the field at customer locations, a fleet of connected, weatherproof Scouts remain indefinitely in an area of operation, automatically collecting data each day, self-charging, and seamlessly delivering data analysis regularly and reliably.

The advanced and high automation incorporated into the Scout drone technology enables the implementation of a Robot-as-a-Service (RaaS) business model wherein American Robotics’ customers are not required to make expensive capital investments in robotics or drone hardware, and instead can obtain the data collected by the Scout drone systems via a subscription service. This enables American Robotics to realize high profitability margins on the drone hardware that the company retains ownership of and operates on behalf of these customers. Customers are also guaranteed access to the latest hardware and software features as American Robotics develops and releases these features.

American Robotics sells its products and services nationally through a direct sales force to large enterprises that operate in the agriculture, industrial and critical infrastructure verticals that include major rail operators, electric and gas utilities, oil and gas producers, large agricultural input manufacturers, large agricultural coops, and for other critical infrastructure applications in areas such as homeland security and defense, and transportation.

As of September 30, 2021, American Robotics had signed subscription agreements of varying contract lengths with customers in multiple industries including agriculture, oil and gas and materials management

COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified and has resulted in increased travel restrictions, business disruptions and emergency quarantine measures across the world including the United States.

The Company’s business, financial condition and results of operations were impacted from the COVID-19 pandemic for the nine months ended September 30, 2021 as follows:

●	sales and marketing efforts were disrupted as our business development team was unable to travel to visit customers and customers were unable to receive visitors for on-location meetings;

●	field activity for testing and deploying our wireless systems was delayed due to the inability for our field service team to install and test equipment for our customers; and

●	ongoing supply chain constraints for certain critical parts.

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

The Company expects its business, financial condition and results of operations will be impacted from the COVID-19 pandemic during 2021, primarily due to the slowdown of customer activity during 2020 and 2021, supply chain constraints for certain critical parts, and difficulties in attracting employees. Further, the COVID-19 pandemic is ongoing and remains an unknown risk for the foreseeable future. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and its variants. As a result, the Company is unable to reasonably estimate the full extent of the impact from the COVID-19 pandemic on its future business, financial condition, and results of operations. In addition, if the Company were to experience any new impact to its operations or incur additional unanticipated costs and expenses as a result of the COVID-19 pandemic, such operational delays and unanticipated costs and expenses could further adversely impact the Company’s business, financial condition and results of operations during 2021.

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

American Robotics Acquisition

Merger Agreement

On May 17, 2021, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Drone Merger Sub I Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub I”), Drone Merger Sub II Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub II”), American Robotics, and Reese Mozer, solely in his capacity as the representative of American Robotics’ Stockholders (as defined in the Agreement). American Robotics is a company focused on designing, developing, and marketing industrial drone solutions for rugged, real-world environments. AR’s Scout System™ is a highly automated, AI-powered drone system capable of continuous, remote operation and is marketed as a “drone-in-a-box” turnkey data solution service under a Robot-as-a-Service (RAAS) business model. The Scout System™ is the first drone system approved by the FAA for automated operation beyond-visual-line-of-sight (BVLOS) without a human operator on-site.

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

Pursuant to the Agreement, American Robotics stockholders and certain service providers received (i) cash consideration in an amount equal to $7,500,000, less certain indebtedness, transaction expenses and other expense amounts as described in the Agreement; (ii) 6,750,000 shares of the Company’s common stock (inclusive of 26 fractional shares paid in cash as set forth in the Agreement); (iii) warrants exercisable for 1,875,000 shares of the Company’s common stock (the “Warrants”) (inclusive of 24 fractional shares paid in cash and the equivalent of Warrants for 309,320 shares representing the value of options exercisable for 211,038 shares issued under the Company’s incentive stock plan and reducing the aggregate amount of Warrants as set forth in the Agreement); and (iv) the cash release from the PPP Loan Escrow Amount (as defined in the Agreement). Each of the Warrants entitle the holder to purchase a number of shares of the Company’s common stock at an exercise price of $7.89. Each of the Warrants shall be exercisable in three equal annual installments commencing on the one-year anniversary of the Closing Date and shall have a term of ten years.

Also on the Closing Date, the Company entered into employment agreements and issued 1,375,000 restricted stock units under the Company’s incentive stock plan to key members of American Robotics’ management.

Lock-Up and Registration Rights Agreement

On May 17, 2021, the Company entered into a lock-up and registration rights agreement, by and among the Company and the directors and officers of American Robotics (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement (i) the Company agreed to file a resale registration statement for the Registrable Securities (as defined in the Registration Rights Agreement) no later than 90 days following the closing of the Mergers, and to use commercially reasonable efforts to cause it to become effective as promptly as practicable following such filing, (ii) the directors and officers and other American Robotics stockholders who sign a joinder to such agreement were granted certain piggyback registration rights with respect to registration statements filed subsequent to the closing of the Mergers, and (iii) the directors and officers of American Robotics agreed, subject to certain customary exceptions, not to sell, transfer or dispose of 2,583,826 shares of Company common stock for a period of 180 days from the closing of the Mergers. In connection with the Mergers, the stockholders of American Robotics entered into a Joinder to Lock-Up and Registration Rights Agreement.

Promissory Note

On April 22, 2021, the Ondas made a loan to American Robotics in the aggregate amount of $2.0 million. The note carries interest at a rate of 2% per annum. The principal and any accrued and unpaid interest shall be due on April 22, 2022. As of and for the three and nine months ended September 30, 2021, the Company recorded $11,507 of interest income related to the note. On August 5, 2021, in conjunction with the closing of the merger agreement with American Robotics, the unpaid interest and principal balance of $2,011,507 was forgiven and included in the total purchase price consideration of $69,274,390. See Note 4 for further details.

Results of Operations

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Revenues

	Three Months Ended September 30,
	2021	2020	Increase (Decrease)
Revenue, net
Ondas Networks	$260,636	$614,026	$(353,390)
American Robotics	22,693	-	22,693

Total	$283,329	$614,026	$(330,697)

Our revenues were $283,329 for the three months ended September 30, 2021 compared to $614,026 for the three months ended September 30, 2020. Revenues during the three months ended September 30, 2021 included $45,358 for product, $20,693 for maintenance, service, support, and subscriptions, $215,987 for development agreements with Siemens Mobility and AURA Networks, and $1,291 for other revenues. Revenues during the same period in 2020 included $245,075 for products, $16,410 for maintenance/service contracts, $351,248 for development agreements, and $1,293 for other revenues.

Cost of goods sold

	Three Months Ended September 30,
	2021	2020	Increase (Decrease)
Cost of goods sold
Ondas Networks	$264,116	$365,863	$(101,747)
American Robotics	5,600	-	5,600

Total	$269,716	$365,863	$(96,147)

Our cost of goods sold was $269,716 for the three months ended September 30, 2021 compared to $365,863 for the three months ended September 30, 2020. The decrease in cost of goods sold was primarily related to decrease in revenue partially offset by higher development projects costs.

Gross profit

	Three Months Ended September 30,
	2021	2020	Increase (Decrease)
Gross Profit (Loss)
Ondas Networks	$(3,480)	$248,163	$(251,643)
American Robotics	17,093	-	17,093

Total	$13,613	$248,163	$(234,550)

Our gross profit decreased by $234,550 for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 based on the changes in revenues and costs of sales as discussed above. Gross margin for the periods in 2021 and 2020 was 5% and 40%, respectively. This decrease in gross margin is due to a higher mix of development projects with lower margins as compared to higher margin product sales in the prior year period.

Operating Expenses

	Three Months Ended September 30,
	2021	2020	Increase (Decrease)
Operating expenses:
General and administrative	$2,721,785	$1,823,336	$898,449
Sales and marketing	424,992	253,560	171,432
Research and development	1,780,187	904,378	875,809

Total	$4,926,964	$2,981,274	$1,945,690

Our principal operating costs include the following items as a percentage of total expense.

	Three Months Ended September 30,
	2021	2020
Human resource costs, including benefits	30%	55%
Travel and entertainment	2%	-%
Other general and administration costs:
Professional fees and consulting expenses	28%	25%
Other expense	13%	12%
Depreciation and amortization	14%	2%
Other research and deployment costs, excluding human resources and travel and entertainment	13%	6%

Operating expenses increased by $1,945,690, or 65% as a result of the following items:

(000s)
Human resource costs, including benefits	$(157)
Travel and entertainment	76
Other general and administration costs:
Professional fees and consulting costs	664
Other expense	250
Depreciation and amortization	629
Other research and deployment costs, excluding human resources and travel and entertainment	463
Other sales and marketing costs, excluding human resources and travel and entertainment	20
$1,945

The increase in operating expenses was primarily due to an increase of approximately $664,000 in professional fees related to the American Robotics acquisition, increase of approximately $629,000 in depreciation and amortization expense due to amortization of American Robotics intangible assets, and an increase of approximately $463,000 in R&D development expenses for the three months ended September 30, 2021.

Operating Loss

	Three Months Ended
	September 30,
	2021	2020	Increase (Decrease)

Operating loss	$(4,913,351)	$(2,733,111)	$2,180,240

As a result of the foregoing, our operating loss increased by $2,180,240, or 80%, to $4,913,351 for the three months ended September 30, 2021, compared with $2,733,111 for the three months ended September 30, 2020. Operating loss increased primarily as a result of an increase in operating expenses of approximately $1,945,000 primarily associated with the American Robotics acquisition as described above and decrease in gross profit of approximately $235,000 for the three months ended September 30, 2021.

Other Income (Expense), net

	Three Months Ended
	September 30,
	2021	2020	Increase (Decrease)

Other income (expense), net	$(921)	$(592,769)	$(591,848)

Other expense, decreased by $591,848, or 99%, to $921 for the three months ended September 30, 2021, compared to other expense of $592,769 for the three months ended September 30, 2020. During the three months ended September 30, 2021, compared to the same period in 2020, we reported a decrease in interest expense of $458,887 due to payoff of the Steward Capital note payable in the second quarter of 2021 as well as $136,323 decrease in change in fair value of derivative liability only affecting 2020 balance.

Net Loss

	Three Months Ended
	September 30,
	2021	2020	Increase (Decrease)

Net Loss	$(4,914,272)	$(3,325,880)	$1,588,392

As a result of the net effects of the foregoing, net loss increased by $1,588,392, or 48%, to $4,914,272 for the three months ended September 30, 2021, compared with $3,325,880 for the three months ended September 30, 2020. Net loss per share of common stock, basic and diluted, was $(0.13) for the three months ended September 30, 2021, compared with approximately $(0.17) for the three months ended September 30, 2020.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

Revenues

	Nine Months Ended
	September 30,
	2021	2020	Increase (Decrease)
Revenue, net
Ondas Networks	$2,312,832	$1,969,598	$343,234
American Robotics	22,693	-	22,693

Total	$2,335,525	$1,969,598	$365,927

Our revenues were $2,335,525 for the nine months ended September 30, 2021 compared to $1,969,598 for the nine months ended September 30, 2020. Revenues during the nine months ended September 30, 2021 included $134,358 for product, $43,010 for maintenance, service, support and subscriptions, $2,155,363 for development agreements with Siemens Mobility and AURA Networks, and $2,794 for other revenues. Revenues during the same period in 2020 included $1,043,585 for products, $53,500 for maintenance/service contracts, $866,119 for development agreements, and $6,394 for other revenues.

Cost of goods sold

	Nine Months Ended
	September 30,
	2021	2020	Increase (Decrease)
Cost of goods sold
Ondas Networks	$1,400,141	$1,087,540	$312,601
American Robotics	5,600	-	5,600

Total	$1,405,741	$1,087,540	$318,201

Our cost of goods sold was $1,405,741 for the nine months ended September 30, 2021 compared to $1,087,540 for the nine months ended September 30, 2020. The increase in cost of goods sold was primarily a result of costs related to the development agreements.

Gross profit

	Nine Months Ended
	September 30,
	2021	2020	Increase (Decrease)
Gross Profit (Loss)
Ondas Networks	$912,691	$882,058	$30,633
American Robotics	17,093	-	17,093

Total	$929,784	$882,058	$47,726

Our gross profit increased by $47,726 for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 based on the changes in revenues and costs of sales as discussed above. Gross margin for the periods in 2021 and 2020 was 40% and 45%, respectively.

Operating Expenses

	Nine Months Ended
	September 30,
	2021	2020	Increase (Decrease)
Operating expenses:
General and administrative	$7,625,909	$5,222,180	$2,403,729
Sales and marketing	808,513	934,948	(126,435)
Research and development	3,428,406	2,555,223	873,183

Total	$11,862,828	$8,712,351	$3,150,477

Our principal operating costs include the following items as a percentage of total expense.

	Nine Months Ended September 30,
	2021	2020
Human resource costs, including benefits	34%	49%
Travel and entertainment	1%	1%
Other general and administration costs:
Professional fees and consulting expenses	37%	33%
Other expense	14%	11%
Depreciation and amortization	6%	1%
Other research and deployment costs, excluding human resources and travel and entertainment	8%	4%
Other sales and marketing costs, excluding human resources and travel and entertainment	-%	1%

Operating expenses increased by $3,150,477, or 36% as a result of the following items:

(000s)
Human resource costs, including benefits	$(277)
Travel and entertainment	35
Other general and administration costs:
Professional fees and consulting costs	1,486
Other expense	743
Depreciation and amortization	644
Other research and deployment costs, excluding human resources and travel and entertainment	551
Other sales and marketing costs, excluding human resources and travel and entertainment	(29)
$3,150

The increase in operating expenses was primarily due to an increase of approximately $1,486,000 in professional fees related to the American Robotics acquisition, increase of approximately $644,000 in depreciation and amortization expense due to amortization of American Robotics intangible assets, and an increase of approximately $743,000 in development expenses for the nine months ended September 30, 2021.

Operating Loss

	Nine Months Ended
	September 30,
	2021	2020	Increase (Decrease)

Operating loss	$(10,933,044)	$(7,830,293)	$3,102,751

As a result of the foregoing, our operating loss increased by $3,102,751, or 40%, to $10,933,044 for the nine months ended September 30, 2021, compared with $7,830,293 for the nine months ended September 30, 2020. Operating loss increased primarily as a result of an increase of approximately $1,486,000 in professional fees due to the American Robotics acquisition, increase of approximately $644,000 in depreciation and amortization expense due to amortization of American Robotics intangible assets, and an increase of approximately $743,000 in development expenses for the nine months ended September 30, 2021.

Other Income (Expense), net

	Nine Months Ended
	September 30,
	2021	2020	Increase (Decrease)

Other income (expense), net	$(58,887)	$(1,523,413)	$(1,464,526)

Other income (expense), net increased by $1,582,300, or 104%, to other income, net of $58,887 for the nine months ended September 30, 2021, compared with other expense, net of $1,523,413 for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, compared to the same period in 2020, we reported a decrease in interest expense of $832,103 due to payoff of the Steward Capital note payable in the second quarter of 2021 and $136,323 decrease in the change in fair value of derivative liability, only present in 2020, combined with other income of $666,091 from PPP Loan forgiveness.

Net Loss

	Nine Months Ended
	September 30,
	2021	2020	Increase (Decrease)

Net Loss	$(10,874,157)	$(9,353,706)	$1,520,451

As a result of the net effects of the foregoing, net loss increased by $1,520,451, or 16%, to $10,874,157 for the nine months ended September 30, 2021, compared with $9,353,706 for the nine months ended September 30, 2020. Net loss per share of common stock, basic and diluted, was $(0.34) for the nine months ended September 30, 2021, compared with approximately $(0.47) for the nine months ended September 30, 2020.

Summary of (Uses) and Sources of Cash

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(11,623,656)	$(4,875,137)
Net cash used in investing activities	(8,684,736)	(13,606)
Net cash provided by financing activities	41,744,186	4,884,060
Increase (Decrease) in cash	21,435,794	(4,683)
Cash and cash equivalents, beginning of period	26,060,733	2,153,028
Cash and cash equivalents, end of period	$47,496,527	$2,148,345

The principal use of cash in operating activities for the nine months ended September 30, 2021 was to fund the Company’s current expenses primarily related to both sales and marketing and research and development activities necessary to allow us to service and support customers. The increase in cash flows used in operating activities of approximately $6,750,000 was primarily due to reduction in payables and accruals. Cash flows used in investing activities increased by approximately $8,670,000 primarily due to the acquisition of American Robotics, purchase of lab equipment, and a security deposit on our lease renewal in Sunnyvale, CA. The increase in cash provided by financing activities of approximately $36,860,000 was due to the 2021 Public Offering which raised approximately $47,524,000 partially offset by repayment of the Steward Capital Loan and proceeds from sale of preferred stock in 2020.

For a summary of our outstanding Secured Promissory Notes and Long-Term Notes Payable and, see Notes 9 and 10 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. As of September 30, 2021, we had a stockholders’ equity of approximately $114,931,000, net short-term and long-term borrowings outstanding of approximately $0 and $300,000, respectively, and cash of approximately $47,496,500.

In December 2020, the Company completed a registered public offering of its common stock, generating net proceeds of approximately $31,254,000. In addition, we realized net proceeds of approximately $1,345,000 from the exercise of warrants in the first six months of 2021. In June 2021, the Company completed another registered public offering of its common stock, generating net proceeds of approximately $47,524,000.

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

Our future capital requirements will depend upon many factors, including progress with developing, manufacturing and marketing our technologies, the time and costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other proprietary rights, our ability to establish collaborative arrangements, marketing activities and competing technological and market developments, including regulatory changes and overall economic conditions in our target markets. Our ability to generate revenue and achieve profitability requires us to successfully market and secure purchase orders for our products from customers currently identified in our sales pipeline as well as new customers. We also will be required to efficiently manufacturer and deliver equipment on those purchase orders. These activities, including our planned research and development efforts, will require significant uses of working capital. There can be no assurances that we will generate revenue and cash flow as expected in our current business plan.  We may seek additional funds through equity or debt offerings and/or borrowings under additional notes payable, lines of credit or other sources. We do not know whether additional financing will be available on commercially acceptable terms or at all, when needed. If adequate funds are not available or are not available on commercially acceptable terms, our ability to fund our operations, support the growth of our business or otherwise respond to competitive pressures could be significantly delayed or limited, which could materially adversely affect our business, financial condition or results of operations.

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements.

Contractual Obligations

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses, as well as related disclosures. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. Information concerning our critical accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 8, 2021. There have been no significant changes in our critical accounting policies since the filing of the Form 10-K.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, that relate to future events or to our future operations or financial performance.  Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

●	our plans to further develop our FullMAX system of wireless base stations;

●	our plans to further develop remote radios;

●	the adoption by our target industries of the new IEEE 802.16s standard for private cellular networks;

●	our future development priorities;

●	our estimates regarding the size of our potential target markets;

●	our expectations about the impact of new accounting standards;

●	our future operations, financial position, revenues, costs, expenses, uses of cash, capital requirements, our need for additional financing or the period for which our existing cash resources will be sufficient to meet our operating requirements; or

●	our strategies, prospects, plans, expectations, forecasts, or objectives.

Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” “scheduled” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement.  Actual results, level of activity, performance, experience, or achievements may differ materially from those expressed or implied by any forward-looking statement as a result of various important factors, including our critical accounting policies and risks and uncertainties relating, among other things, to:

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of the three-month period ended September 30, 2021, due to the existence of the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the control deficiencies identified during this evaluation and set forth below, our senior management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2021 due to the existence of a material weakness in internal control over financial reporting as described below.

As set forth below, management will take steps to remediate the control deficiencies identified below. Notwithstanding the control deficiencies described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the quarter ended September 30, 2021.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company did not maintain effective internal control over financial reporting as of the three-month period ended September 30, 2021 due to the existence of the following material weakness identified by management:

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

Management’s Remediation Plan

Management believes that progress has been made during the nine months ended September 30, 2021, and through the date of this report, to remediate the underlying causes of the material weakness in internal control over financial reporting. Management intends to remediate the material weakness in the following manner:

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

Changes in internal control over financial reporting

On August 5, 2021, we completed the acquisition of American Robotics, Inc. Prior to this acquisition, American Robotics was a privately held company not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public companies may be subject. In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting during the year of acquisition. As part of our ongoing integration activities, we are in the process of incorporating internal controls over significant processes specific to American Robotics that we believe are appropriate and necessary to account for the acquisition and to consolidate and report our financial results. We expect to complete our integration activities related to internal control over financial reporting for American Robotics during the fourth quarter of 2021 and first quarter of 2022. Accordingly, we expect to include American Robotics within our assessment of internal control over financial reporting as of March 31, 2022.

Other than integration activities associated with the Company’s acquisition of American Robotics and the Remediation Plan set forth above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the nine months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently involved in any legal proceeding or investigation by a governmental agency that we believe will have a material adverse effect on our business, financial condition, or operating results.

The description of legal proceedings in “Note 14 – Commitments and Contingencies” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements is incorporated herein by reference.

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

Parties with which we or American Robotics do business may experience uncertainty associated with the Transaction, including with respect to current or future business relationships with us, American Robotics, or the combined company. Our and American Robotics’ business relationships may be subject to disruption, as customers, distributors, suppliers, vendors, and others may seek to receive confirmation that their existing business relationships with us or American Robotics, as the case may be, will not be adversely impacted as a result of the Transaction or attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us, American Robotics, or the combined company as a result of the Transaction. Any of these other disruptions could have a material adverse effect on our or American Robotics’ business, financial condition, or results of operations or on the business, financial condition, or results of operations of the combined company and could also have an adverse effect on our ability to realize the anticipated benefits of the Transaction.

If we are unable to implement and maintain effective internal control over financial reporting following completion of the Transaction, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities may decline.

We and American Robotics historically maintained separate internal control over financial reporting with different financial reporting processes and different process control software. We are in the process of integrating our internal control over financial reporting with that of American Robotics. We may encounter difficulties and unanticipated issues in combining our respective accounting systems due to the complexity of the financial reporting processes. We may also identify errors or misstatements that could require audit adjustments. If we are unable to implement and maintain effective internal control over financial reporting following completion of the Transaction, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities may decline.

American Robotics may have liabilities that are not known, probable or estimable at this time.

After the Transaction, American Robotics is subject to certain past, current, and future liabilities. There could be unasserted claims or assessments against or affecting American Robotics, including the failure to comply with applicable laws and regulations. In addition, there may be liabilities of American Robotics that are neither probable nor estimable at this time that may become probable or estimable in the future, including indemnification requests received from customers of American Robotics relating to claims of infringement or misappropriation of third party intellectual property or other proprietary rights, tax liabilities arising in connection with ongoing or future tax audits and liabilities in connection with other past, current and future legal claims and litigation. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our financial results. We may learn additional information about American Robotics that adversely affects us, such as unknown, unasserted, or contingent liabilities and issues relating to compliance with applicable laws or infringement or misappropriation of third-party intellectual property or other proprietary rights.

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

Achieving the anticipated benefits of the Transaction will depend in significant part upon whether Ondas and American Robotics integrate their businesses in an efficient and effective manner. Ondas has been able to conduct only limited planning regarding the integration of the companies following the Transaction and has not yet determined the exact nature of how the businesses and operations of the companies will be combined after the Transaction. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. The companies may not be able to accomplish the integration process smoothly, successfully or on a timely basis. The necessity of coordinating geographically separated organizations, systems of controls, and facilities and addressing possible differences in business backgrounds, corporate cultures and management philosophies may increase the difficulties of integration. The companies operate numerous systems and controls, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll, and regulatory compliance. The integration of operations following the Transaction will require the dedication of significant management and external resources, which may temporarily distract management’s attention from the day-to-day business of the combined company and be costly. Employee uncertainty and lack of focus during the integration process may also disrupt the business of the combined company. Any inability of management to successfully and timely integrate the operations of the two companies could have a material adverse effect on the business and results of operations of the combined company.

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

The combined company’s growth strategy will place significant demands on its financial, operational and management resources. In order to continue its growth, the combined company may need to add administrative and other personnel and will need to make additional investments in operations and systems. There can be no assurance that the combined company will be able to find and train qualified personnel, or do so on a timely basis, or expand its operations and systems to the extent, and in the time, required.

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

After the closing of the Transaction, the executive officers and directors and their affiliates of the combined company beneficially own approximately 8.6% of the voting power in the combined company. Also, after the closing of the Transaction, Energy Capital, LLC beneficially owns approximately 14.2% of the voting power in the combined company. As a result, these individuals may have the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Name of Document
10.1	Form of Joinder to Lock-Up and Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2021).

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated May 17, 2021*

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated May 17, 2021*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated May 17, 2021**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated May 17, 2021**

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  November 15, 2021

ONDAS HOLDINGS INC.

By:	/s/ Eric A. Brock
Eric A. Brock
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Stewart W. Kantor
Stewart W. Kantor
Chief Financial Officer
(Principal Financial and Accounting Officer)