Form 10-K
period 2021-12-31
Ondas Holdings Inc.
filed 2022-03-22
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission File Number: 000-56004

ONDAS HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Nevada	47-2615102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

411 Waverley Oaks Road, Suite 114, Waltham, MA 02452

(Address of principal executive offices) (Zip Code)

(888) 350-9994

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock par value $0.0001	ONDS	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☑

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $206,986,796. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares outstanding of the issuer’s common stock as of March 22, 2022 was 40,990,604.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations. “Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward looking statements.

We caution you that assumptions, beliefs, expectations, intentions, and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. A summary of some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements, including forward-looking statements contained in this Annual Report on Form 10-K, is provided below under “Risk Factor Summary.” These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K and our other filings with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments, or other strategic transactions we may make. You should not place undue reliance on our forward-looking statements.

Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to update or revise any forward-looking statements whether as a result of new information, future developments or otherwise, except as required by law.

i

Risk Factor Summary

Our business is subject to a number of risks and uncertainties, including those highlighted in the section titled “Item 1A. Risk Factors” in this Annual Report on Form 10-K. Some of these principal risks include the following:

Risks Related to Our Business and Industry

●	We have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability.

●	The adoption of the IEEE 802.16s wireless broadband standard by customers in our target critical infrastructure sectors is uncertain.

●	Our growth depends in part on the success of our strategic partnerships with third parties such as Siemens Mobility, who are also customers, as well as on our ability to establish a broad range of additional ecosystem partner and customer relationships with leading global industrial vendors.

●	The Company operates in evolving markets, which makes it difficult to evaluate the Company’s business and future prospects.

●	If the commercial UAS markets do not experience significant growth, if we cannot expand our customer base or if our products and services do not achieve broad acceptance, then we may not be able to achieve our anticipated level of growth.

●	Failure to manage our planned growth could place a significant strain on our resources.

●	If we fail to retain our existing customers or do not acquire new customers in a cost-effective manner, our revenue may decrease and our business, financial condition or results of operations may be harmed.

●	The Company faces uncertainty and adverse changes in the economy.

●	Any outbreak or worsening of an outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations, financial condition and results of operations.

●	Our contractors may fail to satisfy their obligations to us or other parties, or we may be unable to maintain these relationships, either of which may have a material adverse effect on our business, financial condition and results of operations.

●	Material delays or defaults in customer payments could leave us unable to cover expenditures related to such customer’s projects, including the payment of our subcontractors.

●	Warranty claims resulting from our services could have a material adverse effect on our business, financial condition or results of operations.

●	Our marketing efforts depend significantly on our ability to receive positive references from our existing customers.

●	Our technology, products and services have only been developed in the last several years and we have had only limited opportunities to deploy and assess their performance in the field at full scale.

●	If we fail to respond to evolving technological changes, our products and services could become obsolete or less competitive.

●	We depend on our ability to develop new products and to enhance and sustain the quality of existing products.

●	We expect to incur substantial research and development costs and devote significant resources to identifying and commercializing new products and services, which could significantly reduce our profitability and may never result in revenue to us.

●	If our products do not interoperate with our customers’ other systems, the purchase or deployment of our products and services may be delayed or cancelled.

●	Cyberattacks through security vulnerabilities could lead to disruption of business, reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position.

●	If critical components or raw materials used to manufacture our products or used in our development programs become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products and in completing our development programs, which could damage our business.

●	We may pursue additional strategic transactions in the future, which could be difficult to implement, disrupt our business or change our business profile significantly.

ii

●	If the Company is required to write down goodwill and other intangible assets, the Company’s financial condition and results could be negatively affected.

War, terrorism, and other acts of violence may affect the markets in which we operate, our clients and our product and service delivery.

●	We may not be able to secure adequate insurance policies, or secure insurance policies at reasonable prices.

●	Litigation may adversely affect our business, financial condition, and results of operations.

Risks Related to Regulatory Requirements

●	We and our customers operate in a highly regulated business environment and changes in regulation could impose costs on us or make our products less economical.

●

Failure to obtain necessary regulatory approvals from the FAA or other governmental agencies, or limitations put on the use of small UAS in response to public privacy and other concerns, may prevent us from expanding the sales of our drone solutions to industrial and government customers in the United States.

●	Substantially all our current products depend on the availability and are subject to the use of licensed radio frequencies regulated by the FCC in the United States.

●	As a manufacturer of commercial UAS, we are subject to various government regulations, restrictions and requirements, and may be subject to additional regulations in the future, violation of which could subject us to sanctions or otherwise harm, restrict or add costs to our business.

Risks Related to our Intellectual Property

●	Our ability to protect our intellectual property and proprietary technology is uncertain.

●	Our business may suffer if it is alleged or found that our products infringe the intellectual property rights of others.

●	If we are unable to protect the confidentiality of our proprietary information, the value of our technology and products could be adversely affected.

●	We use open-source software in our products and services that may subject our products and services to general release or require us to re-engineer our products and services, which may cause harm to our business.

●	Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

Risks Related to our Financial Results

●	We will need to generate significant sales to achieve profitable operations.

●	Our future profitability may be dependent upon achieving cost reductions and projected economies of scale from increasing manufacturing quantities of our products. Failing to achieve such reductions in manufacturing costs and projected economies of scale could materially adversely affect our business.

●	If business growth falls short of expectations, we may need to obtain additional capital to fund our growth, operations, and obligations

●

We identified a material weakness in our internal control over financial reporting. If we are not able to remediate the material weakness and otherwise maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our Common Stock could be adversely affected.

Risks Related to the American Robotics Acquisition

●	Our business relationships, those of American Robotics or the combined company may be subject to disruption due to uncertainty associated with the acquisition of American Robotics (the “Transaction”).

●	Ondas may experience difficulties integrating American Robotics’ business.

●	The combined company may not fully realize the anticipated benefits of the Transaction within the timing anticipated or at all.

●	The Transaction involved substantial costs.

Risks Related to our Common Stock

●	Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

●	We may issue more shares to raise additional capital, which may result in substantial dilution.

iii

Item 1. Business.

This business description should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”), which are incorporated herein by this reference.

The use of the words “we,” “our,” the “Company” and “Ondas Holdings” in this Form 10-K refer to Ondas Holdings Inc. and its subsidiaries.

Corporate Overview

Ondas Holdings Inc. is a leading provider of private wireless, drone, and automated data solutions through its wholly owned subsidiaries Ondas Networks Inc. (“Ondas Networks”) and American Robotics, Inc. (“American Robotics” or “AR”). Ondas Networks and American Robotics together provide users in rail, energy, mining, agriculture, and critical infrastructure markets with improved connectivity, data collection capabilities, and automated decision-making to improve operations. We operate our two subsidiaries as separate business segments. See Notes 1 and 2 of the accompanying Consolidated Financial Statements for further information regarding our segments.

Ondas Networks

Ondas Networks provides wireless connectivity solutions enabling mission-critical Industrial Internet applications and services. We refer to these applications as the Mission-Critical Internet of Things (“MC-IoT”). Our wireless networking products are applicable to a wide range of MC-IoT applications, which are most often located at the very edge of large industrial networks. These applications require secure, real-time connectivity with the ability to process large amounts of data at the edge of large industrial networks. Such applications are required in all of the major critical infrastructure markets, including rail, electric grids, drones, oil and gas, and public safety, homeland security and government, where secure, reliable and fast operational decisions are required in order to improve efficiency and ensure a high degree of safety and security.

We design, develop, manufacture, sell and support FullMAX, our patented, Software Defined Radio (“SDR”) platform for secure, licensed, private, wide-area broadband networks. Our customers install FullMAX systems in order to upgrade and expand their legacy wide-area network infrastructure. Our MC-IoT intellectual property has been adopted by the Institute of Electrical and Electronics Engineers (“IEEE”), the leading worldwide standards body in data networking protocols, and forms the core of the IEEE 802.16s standard. Because standards-based communications solutions are preferred by our mission-critical customers and ecosystem partners, we have taken a leadership position in IEEE as it relates to wireless networking for industrial markets. As such, management believes this standards-based approach supports the adoption of our technology across a burgeoning ecosystem of global partners and end markets.

Our software-based FullMAX platform is an important and timely upgrade solution for privately-owned and operated wireless wide-area networks, leveraging Internet Protocol-based communications to provide more reliability and data capacity for our mission-critical infrastructure customers. We believe industrial and critical infrastructure markets throughout the globe have reached an inflection point where legacy serial and analog based protocols and network transport systems no longer meet industry needs. In addition to offering enhanced data throughput, FullMAX is an intelligent networking platform enabling the adoption of sophisticated operating systems and equipment supporting next-generation MC-IoT applications over wide field areas. These new MC-IoT applications and related equipment require more processing power at the edge of large industrial networks and the efficient utilization of network capacity and scarce bandwidth resources which can be supported by the “Fog-computing” capability integrated in our end-to-end network platform. Fog-computing utilizes management software to enable edge compute processing and data and application prioritization in the field enabling our customers more reliable, real-time operating control of these new, intelligent MC-IoT equipment and applications at the edge.

American Robotics

American Robotics designs, develops and manufactures autonomous drone systems, providing high-fidelity, ultra-high-resolution aerial data to enterprise customers. We provide our customers turnkey data solutions designed to meet their unique requirements in the field. We do this via our internally developed Scout System™, an industrial drone platform which provides commercial and government customers with the ability to continuously digitize, analyze, and monitor their assets and field operations in near real-time.

The Scout System™ has been designed from the ground up as an end-to-end product capable of continuous unattended operations in the real world. Powered by innovations in robotics automation, machine vision, edge computing, and AI, the Scout System™ provides efficiencies as a drone solution for commercial use. Once installed in the field at customer locations, a fleet of connected Scout Systems remain indefinitely in an area of operation, automatically collecting data each day, self-charging, and seamlessly delivering data analysis regularly and reliably. AR markets the Scout System™ under a Robot-as-a-Service (“RaaS”) business model, whereby our drone platform aggregates customer data and provides the data analytics meeting customer requirements in return for an annual subscription fee.

The Scout System™ consists of (i) Scout™, a highly automated, AI-powered drone with advanced imaging payloads (ii) the ScoutBaseTM, a ruggedized weatherproof base station for housing, charging, data processing, and cloud transfer, and (iii) ScoutViewTM, a secure web portal and API which enables remote interaction with the system, data, and resulting analytics anywhere in the world. These major subsystems are connected via a host of supporting technologies. Using a suite of proprietary technologies, including Detect-and-Avoid (“DAA”) and other proprietary intelligent safety systems, we achieved the first and only Federal Aviation Administration (“FAA”) approval for automated operations without a human on-site in the United States on January 15, 2021. As a result, American Robotics currently has the unique ability to serve markets which require automated drone technology to enable scalable drone operations, which the Company estimates to be 90% of all commercial drone applications.

Partnership with Siemens

In April 2020, Ondas Networks entered into a strategic partnership with Siemens Mobility (“Siemens”), a worldwide leader in seamless, sustainable, reliable and secure transportation solutions for more than 160 years, to both market our FullMAX-based networking technology and services and to jointly develop wireless communications products for the North American Rail Industry based on Siemens’ Advanced Train Control System (“ATCS”) protocol and our FullMAX MC-IoT platform.

We believe Siemens has both the sales and marketing reach and support to drive our technology to wide scale acceptance across the global rail market beginning with the North American Class I Railroad market. In the third quarter of 2021 we completed the development of our first jointly-developed product with Siemens – the dual-mode ATCS/MC-IoT radio systems. Siemens is now marketing and selling these proprietary systems under the brand name Airlink to our railroad customers. The dual-mode ATCS radio systems support Siemens’ extensive installed base of ATCS radios as well as offer Siemens’ customers the ability to support a host of new advanced rail applications utilizing our MC-IoT wireless system. These new applications, including Advanced Grade Crossing Activation and Monitoring, Wayside Inspection, Railcar Monitoring and next generation signaling and train control systems, are designed to increase railroad productivity, reduce costs and improve safety. In addition, Siemens has begun to market and sell Ondas Networks’ standalone MC-IoT 802.16 products under the Siemens Airlink brand.

Our relationship with Siemens expanded significantly in 2021 both with (i) the wider marketing of our wireless technology platform and (ii) multiple additional joint-product programs. Siemens has expanded its marketing reach of Ondas Networks products with identified opportunities in North American Transit Rail as well as in European and Asian Rail markets. We believe our technology has broad potential in these large, newly targeted markets. Siemens and Ondas Networks began a second major joint development program in the first quarter of 2021 to deliver a new dual mode on-board locomotive radio combining FullMAX MC-IoT technology with Siemens’ Head-of-Train (“HOT”) system. This new development, initially focused on the North American Class 1 rail market, has now expanded to global markets including for the delivery of a dual mode MC-IoT/HOT radio to a major Asian rail customer. Additional joint-product development projects are expected in 2022 and beyond.

Our Strategy

Our goal is to be a global leader in providing turnkey data solutions for industrial, public safety and government markets by offering i) secure wireless connectivity solutions enabling high-bandwidth, mission-critical Industrial Internet applications and services through Ondas Networks and ii) automated industrial data services through American Robotics’ Scout System™.

The key elements of our growth strategy include the following:

●	Deliver multiple North American Class I Railroad network opportunities through our FullMAX platform. Our marketing and business development efforts combined with our exclusive strategic partnership with Siemens has generated the potential for significant sales in our targeted end markets. We expect large-scale commercial adoption of our network technology by the North American Class 1 Railroad operators in the newly awarded 900 MHz frequency band. Furthermore, Siemens has begun marketing and selling the new, jointly developed ATCS/MC-IoT radio platform which operates in the 900 MHz frequency and replaces a legacy ATCS platform. We received an initial purchase for commercial deployment in December 2021 from Siemens and are now working with our railroad customers to develop a commercial deployment strategy which we expect will significantly increase purchase orders for equipment and services in 2022 and subsequent years. In addition, together with Siemens, we are marketing our FullMAX platform as an upgrade for both the 450 MHz HOT network and the legacy 160 MHz voice-centric networks owned and operated by the North American Class 1 Railroad operators.

●	Secure and service “Franchise Customers” for our Scout System™. We focus the marketing of our Scout System™ on engagements with blue-chip industrial customers with emerging and substantial Unmanned Aerial Systems (“UAS”) programs. These “Franchise Customers” have the potential to move from initial field trials consisting of one to five systems to fleet deployments consisting of hundreds or even thousands of Scout Systems. Our focus for 2022 is on growing the number of Franchise Customer field engagements and successfully securing additional orders for fleet deployments from those customers.

●	Continue to enhance the value of our Scout System™. We plan to develop and integrate additional payload capabilities to expand the number of high-value applications we can address for our customers. These new capabilities greatly expand the number of applications for which our customers can utilize our services, and thus expand the value the Scout System provides our customers. In addition, we intend to continue to develop proprietary data analytics utilizing artificial intelligence, machine learning, and computer vision techniques. We believe continuous enhancements to our Scout System™ via increased diversity of payloads and more robust analytics capability will serve to increase the value of our drone-driven data solutions to customers and lead to larger and faster deployments with customers.

●	Expand our MC-IoT capabilities via partnerships, joint ventures, or acquisitions. In addition to internal investment and development, we will actively pursue external opportunities to enhance our product offerings and solutions for our critical infrastructure customers via joint ventures, partnerships, and acquisitions. We intend to focus on companies with complementary technologies or product offerings or synergistic distribution strategies.

Our Business Model

Ondas Networks

We sell our FullMAX MC-IoT wireless products and services globally through a direct sales force and value-added sales partners to industrial and critical infrastructure providers including major rail operators, commercial and industrial drone operators, electric and gas utilities, water and wastewater utilities, oil and gas producers and pipeline operators, and for other critical infrastructure applications in areas such as public safety, homeland security and defense, and transportation. We continue to develop our value-added reseller relationships which today include a strategic partnership with Siemens for the development of new types of wireless connectivity for the North American Rail. We believe our Siemens’ partnership is indicative of the potential for additional Tier 1 partnerships in our other vertical markets including securing reseller relationships with major suppliers to the worldwide government and homeland security markets.

In executing our go-to-market strategy, we intend to monetize our software-based intellectual property and grow revenue and cash flow with embedded FullMAX software sales, Software-as-a-Service (“SaaS”) arrangements, IP royalties based on Ondas Networks software and through additional services provided to customers and ecosystem partners. Customers deploy our connectivity and Fog-computing platform in private networks that designed for lifetimes of 10 – 15 years or even longer. Our FullMAX platform is software-defined and offers customers flexibility to expand capacity and evolve network utilization. Similarly, our ecosystem partners often integrate our FullMAX software and wireless capability into their own long-lived equipment and systems which their customers purchase and deploy. As such, we believe our software solutions provide ongoing revenue opportunities and sales models both related to both connectivity value and edge computing capability. Customers and ecosystem partners will require ongoing FullMAX system and security enhancements and for us to design additional features which create opportunities for additional, recurring revenue and profit streams. Our monetization strategies include:

Systems sales: Our FullMAX deployments are typically large, mission-critical wide-area networks deployed and privately operated by our industrial and government customers. These end-to-end system deployments involve sales consisting of both base stations and edge radio end points with embedded FullMAX software and network management software and tools.

Software and hardware maintenance agreements: Our customers contract with us for extended software and hardware maintenance which provide them with critical ongoing support for their installed network. These SaaS contracts provide revenue to us in the year following an initial installation. Software maintenance licenses entitle the customer to ongoing software and security upgrades as well as enabling the provision of additional system features. Similarly, hardware maintenance programs provide customers extended equipment warranty terms for an installed network. These SaaS maintenance arrangements allow our customers to continue to maintain a modern, flexible and upgradeable network over a long period of time. These agreements may extend for multiple years given the long average life of the installed and growing network.

Licensing / Royalties: In certain system deployments, our ecosystem partners will choose to embed FullMAX software into their own hardware and software platforms providing us with an ongoing per device multi-year revenue stream. Licensing is an effective way for an ecosystem partner to jumpstart customer activity. Alternatively, a partner may choose to develop software based on our intellectual property generating royalty revenue.

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

American Robotics

American Robotics markets its Scout System™ drone platform via a direct sales force to industrial, agricultural and government customers. We focus on identifying and qualifying large, sophisticated customers with active drone programs who have the ability and intent to expand those programs and eventually deploy fleets of automated drones across their portfolio of assets. After initial customer qualification, contracting and the receipt of a purchase order, we ship and install the Scout System™ on the customer premises. Our field service personnel remain on location for a short period of time to ensure the programmed automated drone operations are meeting customer requirements.

By virtue of offering a truly automated data solution, American Robotics is able to structure its business under a Robot-as-a-Service (“RaaS”) model. The RaaS model bundles hardware, software, operations, and maintenance into one annual subscription fee. This business model results in a lower annual cost of data acquisition to a customer via the drone, to what AR believes is approximately ten times less than current manual methods which are labor intensive. Our RaaS business model also provides enhanced accuracy, consistency and completeness over human collection methods. In addition, it offers American Robotics recurring, software-like margins in return for these services. This model also presents the opportunity for continued software improvements, upgrades, and new features that can be monetized through tiered pricing and app store-like concepts, allowing for continued user experience improvement and potential increase in revenue per unit over time.

The RaaS business model offers many benefits for customers including:

Annual Subscription for Service: The Scout System is bundled into an annual subscription fee, encompassing the full suite of hardware, software, and services, allowing American Robotics to provide customers the highest performing product at the lowest possible cost.

Real-Time Automated Operation: Once installed, each Scout system operates at its maximum capacity. Automated missions occur multiple times per day, guaranteeing customers the highest quality data at the highest frequency.

Low Upfront Capital Costs: The Robot-as-a-Service (RaaS) model allows American Robotics to lower the burden of upfront manufacturing and hardware costs. Aside from initial installation, set up and shipping costs, all that a customer pays for is the service that the Scout System provides.

Limited Long-term Risk: Subscription fees are billed annually, and replacement units can be swapped out at the end of the service life. American Robotics will also periodically install new software updates and provide access to new features, assuring optimal performance throughout a customer’s subscription.

No Maintenance Responsibilities: Our staff remotely oversee the operation of customer units and manage routine and unscheduled maintenance requirements.

No Customer Pilot Training: Both the technology itself and our staff oversee the real-time operation of a customer’s units. Health status and performance are constantly monitored to assure optimal performance, and no pilot training is required for a customer’s staff to integrate this technology into their business.

Reduced Warranty Exposure: American Robotics owns and operates each Scout System™ unit. This reduces warranty exposure and customer friction. Non-performing units will be replaced, repaired, and validated at our expense.

Our Products and Services

Ondas Networks

Ondas Networks has developed a next-generation radio platform specifically to meet the evolving data needs of large industrial and government customers and markets.  These markets are differentiated from consumer markets in that the customers assets are dispersed over very wide and remote geographies with specific challenges to installation, maintenance, and upgrades.  These challenges led us to design a new type of software-based radio platform capable of supporting a long useful life to the network hardware.  Instead of using low cost, off the shelf, dedicated communications chipsets (“ASICs”), we selected powerful programmable embedded general-purpose processors, DSPs, and FPGAs, all of which are software upgradable. Our software defined radio (“SDR”) architecture, with more than 12 years in development and supported by a team of over 50 software engineers, allows us to customize almost any aspect of the air interface protocol, the key components of which are patented and have been incorporated into new IEEE wireless standards. The ability to constantly improve customer networks and hosted software applications with flexible, over-the-air software upgrade helps create customer loyalty and creates high switching costs.

Our FullMAX SDR platform is designed to enable highly secure and reliable industrial-grade connectivity for truly mission-critical applications. An end-to-end FullMAX network consists of connected wireless base stations, fixed and mobile edge radios and supporting technology all enabled by critical software developed and owned by Ondas Networks. The Fog-computing capability integrated in our end-to-end FullMAX SDR platform is valued by our customers and ecosystem partners as they seek to leverage the value of MC-IoT applications for improved safety, efficiency, and profitability. Our IEEE 802.16s compliant equipment is designed to optimize performance of unused or underutilized low frequency licensed radio spectrum and narrower channels. We do this through various patented software algorithms including via “spectrum harvesting” techniques which aggregate narrowband channels to create increased broadband network capacity. Our channel aggregation algorithms include the ability to aggregate hard to utilize, non-contiguous narrowband channels and are a hallmark feature of a FullMAX broadband system.

The critical software algorithms powering our end-to-end FullMAX wireless SDR platform and related Fog-computing architecture have been developed by and are owned by Ondas Networks. FullMAX is an intelligent networking system which integrates core network management systems with edge computing resources including computing hardware and MC-IoT software applications. In the MC-IoT Fog enabled by FullMAX, base stations are enabled with a highly configurable Quality of Service algorithms which coordinate the data traffic within the Fog for both the edge radio and the resident MC-IoT applications. The intelligent base stations control and manage all network resources including our edge remotes; dynamically allocating bandwidth, prioritizing data packets and managing edge applications. The intelligent software-managed base stations determine whether to process data at the edge, distribute data traffic across the Fog to other edge remote radios or to transport information to the corporate Cloud. Our Edge remotes have embedded compute capability and are able to host MC-IoT applications including those from third party vendors via virtualized software systems managed in docker / container architectures and can also manage data from intelligent equipment or sensor networks that interface with the edge remotes in the field. Our software-managed edge remotes offer security via authentication, multi-layer encryption and virtual software firewalls which are requirements for mission-critical data networks.

We are dedicated to promoting standards-based wireless connectivity solutions for our customers. Our FullMAX platform is compliant with the mission critical wireless Industrial Internet IEEE 802.16s. The specifications in the IEEE 802.16s standard are primarily based on our FullMAX technology, and many of our customers and industrial partners actively supported our technology during the IEEE standards-making process. In January 2020, a new working group was launched by the IEEE to establish IEEE 802.16t, a further evolution of this wireless standard. The IEEE 802.16t working group includes industry-leading trade organizations such as the Association of American Railroads (“AAR”), Transportation Technology Center, Inc. (“TTCI”), the Utilities Technology Council (UTC) and the Electric Power Research Institute (EPRI), as well as representation from world-leading transportation and oil and gas companies. We expect our technology to remain a prominent feature of this evolving standard.

American Robotics

American Robotics provides our customers with turnkey automated data solutions designed to meet their unique requirements in the field. We do this via our internally developed Scout System™, our autonomous drone platform which provides commercial and government customers with the ability to continuously digitize, monitor and analyze their assets in near real-time.

The Scout System™ has been designed from the ground up as an end-to-end product capable of continuous unattended operations in the real world. The Scout System™ consists of (i) Scout™ Drone, a highly automated, AI-powered drone with advanced imaging payloads (ii) the ScoutBaseTM, a ruggedized base station for housing, charging, data processing, and cloud transfer, and (iii) ScoutViewTM, American Robotics’ analytics and user interface software package, as well as a host of supporting technologies that connect these major subsystems. Using a suite of proprietary technologies, including DAA and other proprietary intelligent safety systems, American Robotics achieved the first and only approval for automated operations without a human on-site in the United States on January 15, 2021.

American Robotics’ Concept of Operations (CONOPS) was designed in concert with the end-to-end technology stack to optimize for FAA-approval of fully automated operation. The Company has developed a proprietary suite of layered, redundant technological risk mitigations and layered, redundant operational risk mitigations to achieve this industry-first FAA approval of continuous, automated, remote operations. The combination of AR’s technologies and the corresponding CONOPS enables a solution that is considered both uniquely safe and uniquely scalable, by taking piloting out of the hands of customers.

CONOPS Overview: A ScoutBase is installed at a fixed location within the desired Area of Operation (AO). Under AR’s current set of FAA approvals, a Scout drone is permitted to fly anywhere under 400 feet within a 2-mile radius of the ScoutBase and the accompanying ground-based DAA system. Once installed, no further physical human interaction is required to conduct daily operations. All pre-flight inspections, mission planning, flight, obstacle avoidance, air traffic avoidance, health diagnostics, and precision landing are conducted autonomously via our proprietary software. An American Robotics Remote Operator (RO) is located offsite in the Company’s Network Operations Center (NOC) and monitors the automated drone systems operations.

The Market for Our Products and Services

Ondas Networks

The global end markets for Ondas Networks’ MC-IoT wireless networking solutions are established, large, and we believe, poised to grow rapidly given the key role connectivity will play in next generation IoT-type applications. Firms like Cisco Systems, Inc. and Gartner, Inc. forecast billions of connected IoT devices installed throughout the economy; many of which are deployed for industrial applications. Dell’Oro Group, Inc. estimates that Wide Area IoT spending, including low power WAN deployments with which we compete, will reach $33.0 billion for carriers and infrastructure vendors by 2022, growing approximately 2.5X from 2017. In many of our industrial end markets, we believe the adoption of low-cost edge computing and increased penetration of “smart machinery” is driving demand for next-generation networks for IoT applications such as those powered by FullMAX. Demand for edge computing solutions is growing rapidly and adopting edge computing applications can help our customers run their businesses more efficiently, profitably, and safely. According to MarketsandMarkets the market for global edge computing solutions is expected to grow over 34% per year from $3.6 billion in 2020 to $15.7 billion by 2025. Ondas Networks is leveraging its industry expertise and FullMAX connectivity and Fog-computing platform to develop an enhanced range of products to capitalize on this expanding opportunity with the goal of becoming the leading supplier of private industrial networks.

We have targeted the North American freight rail operators for the initial adoption of our FullMAX platform. These rail operators currently operate antiquated legacy communications systems utilizing serial-based narrowband wireless technologies for voice and data communications. These legacy wireless networks have limited data capacity and are unable to support the adoption of new, intelligent train control and management systems. In addition to data capacity challenges, rail operators need to reliably cover the vast and often remotely located rail track and related infrastructure which extends nationwide. The rail operators require a next-generation, robust broadband system with significantly increased data throughput capacity and Fog networking capability. We believe a transition to integrated Fog-computing wireless communications systems will enable the rail operators to drive more intelligence to the edge of their operating environments enabling real time automation and better operator control of many critical operating systems related to train control, crossing safety, train and track integrity and drone operations. This upgrade cycle is being driven by a recent key event which occurred in August 2020 in which the Class 1 rail systems in the U.S. were awarded new nationwide “greenfield” wideband radio spectrum by the Federal Communications Committee (“FCC”). As part of the award, the rail operators are required by 2024, to vacate a series of legacy narrowband channels. The completion of this multiyear negotiation between the FCC and other licensed users is projected to generate a major network upgrade cycle for the rail industry which will support enhanced safety and improved efficiency and profitability of train operations.

The North American Rail Network is vast in scale, consisting of 140,000 miles of track, 25,000 locomotives, and 1.6 million railcars. Within this large footprint, we believe there are 200,000 highway crossings, with at least 65,000 of the crossings equipped with electronic systems today, a number which is expected to increase in the coming years. We believe a significant portion of the communications infrastructure has been in operation for more than 20 years and now requires a technological upgrade to support new applications and increased capacity requirements. Our FullMAX MC-IoT platform offers an excellent migration path for these applications. The Class I Railroads value the ability of our frequency-agnostic SDR architecture to enable a substantial data capacity increase utilizing the railroad’s existing wireless infrastructure and dedicated FCC licensed radio frequencies, as well as the flexibility to adapt to and take advantage of future changes in spectrum availability, as well as future business and operational requirements.

American Robotics

The total addressable market (“TAM”) for commercial drone applications is also large – measuring $127 billion according to a 2016 report from consulting firm PwC. For the vast majority of commercial drone applications, full automation is required to make economic sense. The time and cost requirements of human pilots are too high for the demanding and monotonous routines that must be performed to extract value.

American Robotics’ Scout System™ targets the majority of “drone-in-a-box”-applicable commercial and defense markets, as estimated by PwC. The commercial market is segmented into two primary categories, Agriculture and Industrial. AR estimates the collective TAM for the Scout System within these three target markets to be $114 billion. For each market, the core automation technology is the same, but the product is optimized for that set of use cases. Primary differences include payload as well as the user interface (“UI”) and user experience (“UX”) and analytics packages within ScoutView™.

●	Industrial Market ($68.1 billion TAM): the Industrial market consists of a range of sub-markets, including those within the Energy, Infrastructure, and Security sectors. For these markets, the Scout System is used for routine, high-resolution automated monitoring of assets, such as well pads, pipelines, solar panels, rail track, stockpile yards, and electrical substations. This automated monitoring helps reduce customer operations and maintenance costs, increase uptime of assets, increase safety and security, and improve regulatory compliance.

●	Agricultural Market ($25.6 billion TAM): the Agricultural market consists of a range of sub-markets, including those within the Row Crop, Specialty Crop, and Research & Development sectors. For these markets, the Scout System is used for routine, high-resolution automated monitoring of crops, such as corn, soybeans, vineyards, and orchards. This automated monitoring helps reduce labor costs, reduce input costs such as water, pesticides, and fertilizer, and increase yields.

●	Defense Market (20.2 billion TAM): the Defense market consists of a range of sub-markets, each relating to increased Information, Surveillance, and Reconnaissance (“ISR”) capabilities for Border, Site, and Vehicle assets. For these markets, the Scout System is used for automated immediate response ISR, providing high-resolution, real-time situational awareness for multiple applications including warfighters on the battlefield.

Customer Activity

Ondas Networks

The majority of Ondas Networks customer activity has been with the Class 1 freight railroad operators and Siemens in North America. There are six Class I railroads in North America, all of which run multiple, frequency-specific networks for different applications. Our FullMAX platform has the flexibility to operate in all these frequency bands and will allow these customers the opportunity to better utilize their radio spectrum and add more high-value, data-intensive applications to their operations. Ondas Networks has completed multiple, ongoing testing and pilot programs with BNSF Railway and CSX Corporation, two North American Class I freight railroad operators in connection with the system validation performed on behalf of the Association of American Railroads’ (AAR) Wireless Communications Committee (WCC). Our initial focus with these rail customers has been for train control applications and related safety systems in the 900 MHz frequency band where the FCC has recently awarded our railroad customers new radio spectrum in connection with the Anterix 900 MHz Report and Order.

In November 2021, we received our first commercial order for the 900 MHz network from Siemens. We also received a purchase order in December 2021 to establish a Rail Lab (the “dot16 Rail Lab”) via Siemens on behalf of the AAR. The dot16 Rail Lab will host multiple Class 1 freight rail operators where they will perform on going network design and configuration related to optimizing the performance of our IEEE 802.16 complaint systems in connection with wide-scale field deployment. We expect the commercial rollout of the 900 MHz to accelerate with the Class 1 freight rail operators throughout 2022 with multiple rail customers providing purchase orders and deploying our software-defined network. We expect a 900 MHz network upgrade cycle across all Class I railroad systems over the next few years in order to comply with FCC license requirements and meet business needs related to safety and profitability.

American Robotics

American Robotics’ Scout System™ addresses a wide number of applications and use case across industrial, enterprise and government end markets. We believe strong demand for AR’s automated data solutions is reflected in a robust pipeline of potential customers which grew significantly following the FAA approval received in January 2021. American Robotics launched its commercial marketing effort in May 2021, after receiving an initial investment from Ondas Holdings. Marketing activity accelerated in August 2021 after the acquisition by Ondas Holdings which allowed for the further scaling of people and infrastructure to support customers in the field. American Robotics initial marketing activity is focused on the mining, oil & gas, rail and solar industries. In these markets we focus our attention on large, sophisticated and often blue-chip industrial customers with active drone programs and who have the ability and intent to deploy fleets of drones with a scalable solution such as the Scout System™. We refer to these customers as “Franchise Customers”.

In 2021, American Robotics announced purchase orders from Stockpile Reports and Conoco-Phillips and, in January 2022, a purchase order was received from Chevron Corporation. In addition, American Robotics is in the final procurement stage with a number of other industrial customers, with expected purchase orders and installations occurring throughout 2022. AR’s strategy is to deliver an exceptional service experience to these Franchise Customers in order to generate additional purchases of the Scout System™ for nationwide fleet deployments.

Manufacturing, Availability and Dependence upon Suppliers

Ondas Networks and American Robotics utilize outsourced manufacturing partners in building of product to fulfill customer orders. Utilizing contract manufacturers allows us to focus on designing, developing and selling our products. Furthermore, outsourced manufacturing allows us to leverage the economies of scale and expertise of specialized outsourced manufacturers, reduce manufacturing and supply chain risk and distribution costs.

Ondas Networks designs the printed circuit boards and enclosures for our radios and maintains the bill of materials for all of the products we manufacturer. A Bill of Materials (“BOM”) is a list of the raw materials, sub-assemblies, intermediate assemblies, sub-components, parts and the quantities of each needed to manufacture the end product. The physical manufacturing of FullMAX circuit boards is outsourced to best-in-class industrial contract manufacturers. The contract manufacturer is responsible for sourcing the majority of components in the BOM, assembling the components onto the printed circuit boards and then delivering the final boards to us. Once at our facility, the boards are tested, then placed into enclosures and programmed with the appropriate software. The radios are then configured according to the requirement of the network and run through system level tests before being packaged and shipped to the customer. Ondas Networks maintains multiple contract manufacturers, both domestically and internationally, to ensure competitive pricing and to reduce the risk from a single manufacturer.

American Robotics designs the Scout System™ and specifies all components of the BOM including the raw materials, sub-assemblies, intermediate assemblies, sub-components, parts and the quantities of each needed to manufacture the end product. These assemblies incorporate a combination of custom-developed components and COTS components. Our acoustics-based DAA sub-system is provided by a California-based supplier, and we retain the contractual right to manufacturer that DAA system ourselves. The building of a Scout System™ is outsourced to best-in-class contract manufacturers for fabrication and assembly. We utilize different contract manufacturers for the Scout™ Drone and Scout Base™. Once complete, the contract manufacturers deliver the finished products to our facility where software is loaded and system-level QA is performed before being packaged and shipped to the customer location for installation. American Robotics works with a select group of contract manufacturers and has access to a large number of other comparable contract manufacturers.

Research & Development

Our ability to develop state-of-the-art and cost-effective solutions relative to our competitors can only be achieved through our continued research and development efforts.

Ondas Networks research and development activities are headed by Menashe Shahar, our Chief Technology Officer, based in our Sunnyvale, California headquarters. Mr. Shahar is a co-founder of the Company and has over 30 years of telecommunications system development experience, including the design and implementation of broadband wireless data systems for top tier system integrators and service providers including WorldCom, Nortel and ADC. Mr. Shahar has been awarded multiple patents in the data communications industry and has been an active participant in major wireless standardization activities including IEEE 802.16. In addition to internal research and development efforts, we also engage third party consultants to assist us in our research and development activities.

American Robotics research and development activities are headed by Vijay Somandepalli, Chief Technology Officer, based in our Waltham, MA headquarters. Dr. Somandepalli is a co-founder of American Robotics and has extensive experience in the fields of robotics, drones, energy storage, and aerospace engineering. Prior to founding American Robotics, Dr. Somandepalli was a Managing Engineer and senior consultant for over a decade at Exponent, a large national engineering and scientific consulting firm, where he advised in many industries, including oil & gas, solar, hydroelectric, coal, infrastructure, automotive, aviation, and telecom. Dr. Somandepalli holds a Ph.D. and Master’s in Mechanical Engineering from Stanford University, a B.Tech in Aerospace Engineering from the Indian Institute of Technology, Madras, and is a Licensed Professional Engineer (PE).

Our research and development team works closely with our customer support team and incorporates feedback from our customers into our product development plans to improve our products and address emerging market requirements.

Our research and development expenses were approximately $5,801,000 and approximately $3,587,000 for the years ended December 31, 2021 and 2020, respectively.

Intellectual Property

We rely primarily on patent, trademark and trade secret laws to protect our proprietary technologies and intellectual property. As of this filing, Ondas Networks held a total of 7 issued patents in the U.S., 3 pending patent applications in the U.S., and 13 international pending patent application.  Ondas Networks patents expire between 2030 and 2037, subject to any patent extensions that may be available for such patents. Our intellectual property centers around creating and maintaining robust, private, highly secure, broadband industrial wireless networks using our FullMAX radio technology for our mission critical customers’ networks. We view Ondas Networks patents as a key strategic advantage as the markets for industrial wireless connectivity grows and as these industries move to standardized solutions and will enable us to earn licensing fees and/or royalties for the use of our patents.

American Robotics relies primarily on patent, trademark and trade secret laws to protect our proprietary technologies and intellectual property. As of this filing, American Robotics held a total of 4 issued patents in the U.S., 6 pending patent applications in the U.S., and 6 international pending patent application. AR’s patents expire between 2036 and 2039, subject to any patent extensions that may be available for such patents. AR’s intellectual property incorporates internally developed software and hardware design incorporating machine and computer vision and was developed with artificial intelligence and machine learning techniques. This intellectual property is critical to the development of end-to-end systems which reliably enable the automated operation of drones in real-world environments,

We have a policy of requiring our officers, employees, contractors and other service providers and parties with which we do business to enter into confidentiality, non-disclosure (“NDAs”) and assignment of invention agreements before disclosure of any of our confidential or proprietary information.

Seasonality

We do not believe that the industry in which Ondas Networks competes is subject to seasonal sales fluctuation.

The industries in which American Robotics offers its automated data solutions is subject to some seasonal sales fluctuation, which differs by end markets and customer geographic locations. For example, weather and growing patterns means that demand from agricultural customers is typically greatest early in the growing season. Most industrial end markets are subject to much less seasonality.

Dependence on a Single Customer

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue. During the year ended December 31, 2021, two customers accounted for approximately $1,204,000 and $1,599,000 of our revenue, or approximately 41% and 55%, respectively. During the year ended December 31, 2020, two customers accounted for approximately $1,012,000 and $1,005,000 of our revenue, or approximately 47%, and 46%, respectively.

Competition

Ondas Networks

We compete with alternatives to wireless technology, public cellular data networks and private wireless networking products from other manufactures. We believe that each of these competing solutions has core weaknesses when compared to FullMAX, as described below.

Public cellular data networks:

●	Public networks are more vulnerable to cyber security attacks from anywhere in the world including denial of service attacks; private networks can operate independent of the public internet.

●	Public networks are more susceptible to prolonged outages during man-made and natural disasters (e.g. 9/11, Hurricane Sandy, etc.), exactly when utilities and mission critical entities require the greatest reliability.

●	Public networks are typically designed for population coverage rather than the geographic areas required by critical infrastructure providers, which often include remote locations.

●	Public networks are by definition oversubscribed, shared networks without the necessary prioritization service to support mission critical applications.

●	Public networks typically use shared infrastructure including tower sites and long-haul fiber connections resulting in vulnerabilities at many points.

●	Public networks are designed to support high capacity downloading and streaming applications with limited upload bandwidth available. Industrial networks typically require the reverse traffic flow, often uploading data from a large number of remote locations.

Other private wireless products:

●	Unlicensed Point to Multipoint Wireless (e.g., Wi-Fi) — This equipment is very inexpensive to purchase but is subject to interference, has many security vulnerabilities, uses a contention-based protocol and transmits only over short range. Deploying Wi-Fi over wide areas is cost prohibitive.

●	Private Licensed Narrowband Wireless Radios — These networks can provide good coverage and range but are typically too slow and lack sufficient bandwidth to support new applications and the increased number of data connections required.

Alternate technologies:

●	Satellite Technologies — These technologies provide good coverage, but throughput is limited, and latency is too high to support mission-critical applications for our customers. These technologies can be very costly as compared to our products and systems.

●	Low-Power Wide Area Networks (LP-WANs) — LP-WAN solutions such as LoRa, Sigfox and NB-IoT are architected with lower power, the purpose of which is to make these typically sensor-based networks lower-cost solutions. The low powered equipment means these systems have lower throughput and higher latency and are not reliable for mission-critical applications that require both monitoring and control functions.

American Robotics

We compete with other drone OEMs providing a variety of solutions for inspection, security, asset tracking and other applications. We compete on many dimensions with system performance being differentiated by the level of autonomous operation, ease of use, reliability, safety, and government regulations. Further, leading automated data solution providers must provide diverse payload capabilities for data collection, along with robust, advanced analytics programs that are specific for each industry served.

None of our competitors offering automated UAS systems have secured FAA approval or waivers comparable to those received by American Robotics and are not able to operate at scale without human intervention when systems are deployed.

Governmental Regulations

Our operations are subject to various federal, state and local laws and regulations including:

1.	authorization from the FCC for operation in various licensed frequency bands,

2.	FAA regulations and approvals unique to the operation of commercial or industrial drones,

3.	customers’ licenses from the FCC,

4.	licensing, permitting and inspection requirements applicable to contractors, electricians and engineers,

5.	regulations relating to worker safety and environmental protection,

6.	permitting and inspection requirements applicable to construction projects,

7.	wage and hour regulations,

8.	regulations relating to transportation of equipment and materials, including licensing and permitting requirements,

9.	building and electrical codes; and

10.	special bidding, procurement and other requirements on government projects.

We believe we have the licenses materially required to conduct our operations, and we are in substantial compliance with applicable regulatory requirements. The operation of our manufactured products by our customers (network providers and service providers) in the U.S. or in foreign jurisdictions in a manner not in compliance with local law could result in fines, business disruption, or harm to our reputation. The changes to regulatory and technological requirements may also alter our product offerings, impacting our market share and business.  Failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses or could give rise to termination or cancellation rights under our contracts or disqualify us from future bidding opportunities.

Environmental Regulation

Our operations are subject to extensive, and frequently changing, federal, state and local environmental laws and substantial related regulation by government agencies, including the Environmental Protection Agency. Among other matters, these regulatory authorities impose requirements that regulate the operation, handling, transportation and disposal of hazardous materials; protect the health and safety of workers; and require us to obtain and maintain licenses and permits in connection with our operations. This extensive regulatory framework imposes significant compliance burdens and risks on us. Notwithstanding these burdens, we believe that we are in material compliance with all federal, state and local environmental laws and regulations governing our operations.

There has been no material adverse effect to our consolidated financial statements nor competitive positions as a result of these environmental regulations.

Employees

As of March 18, 2022, we have 74 full-time employees, including 24 in the Ondas Networks segment and 50 in the American Robotics segment. In addition, we have consulting agreements with 10 consultants for manufacturing, supply chain, documentation, engineering, regulatory, IT, and business development support. Additionally, from time to time, we may hire temporary employees. We also utilize contractors to manufacture components, for certain research and development and for system deployment functions. None of our employees are covered by a collective bargaining agreement and we are unaware of any union organizing efforts. We consider our relationship with our employees to be good.

Corporate Information

Ondas Holdings Inc. was originally incorporated in Nevada on December 22, 2014, under the name Zev Ventures Incorporated. On September 28, 2018, we acquired Ondas Networks Inc., a Delaware corporation, changed our name to Ondas Holdings Inc., and discontinued the prior business of Zev Ventures Incorporated. On August 5, 2021, Ondas Holdings Inc. acquired American Robotics, Inc., a Delaware Corporation. See Note 1 of the accompanying Consolidated Financial Statements for further information regarding the American Robotics acquisition.

As a result of the acquisitions described above, Ondas Networks and American Robotics became our wholly owned subsidiaries. Also, we have one wholly owned subsidiary, FS Partners (Cayman) Limited, a Cayman Islands limited liability company, and one majority owned subsidiary, Full Spectrum Holding Limited, a Cayman Islands limited liability company. We are in the process of dissolving both FS Partners (Cayman) Limited and Full Spectrum Holding Limited.

Ondas Holdings’ corporate headquarters are located in Waltham, Massachusetts. Ondas Networks has offices and facilities in Sunnyvale, California, and American Robotics’ offices and facilities are located in Waltham, Massachusetts and Marlborough, Massachusetts.

Available Information

Our Internet website is www.ondas.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) are available, free of charge, under the Investors tab of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Additionally, the SEC maintains a website located at www.sec.gov that contains the information we file or furnish electronically with the SEC.

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

Since our inception, we have incurred significant net losses. As of December 31, 2021 and December 31, 2020, we had an accumulated deficit of approximately $80 million and $65 million, respectively. To date, we have financed our operations primarily through sales of our equity securities and debt financings.

We expect our operating expenses to increase significantly as we pursue our growth strategy, including expending substantial resources for research, development and marketing. The extent of our future operating losses and the timing of profitability are highly uncertain, and we expect to continue incurring significant expenses and operating losses over the next several years. Any additional operating losses may have an adverse effect on our stockholders’ equity and the price of our common stock, and we cannot assure you that we will ever be able to achieve profitability.

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

Our growth depends in part on the success of our strategic partnerships with third parties such as Siemens Mobility, who are also customers, as well as on our ability to establish a broad range of additional ecosystem partner and customer relationships with leading global industrial vendors.

In order to grow our business, we depend on partnerships with market leading technology and industrial companies such as Siemens Mobility, who are also customers of Ondas Networks in order to accelerate the adoption of our wireless technology. If we are unsuccessful in maintaining our partnership and customer relationships with third parties, including Siemens Mobility, or if our partnerships do not provide us the anticipated benefits, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. In addition, adoption of our FullMAX wireless platform and Scout System™ requires us to establish additional ecosystem relationships with leading global industrial vendors and customers. Even if we are successful in executing these partnerships and integrating with additional ecosystem vendors, we cannot assure you that these partnerships and relationships will result in increased adoption of our technology or increased revenue.

If the commercial UAS markets do not experience significant growth, if we cannot expand our customer base or if our products and services do not achieve broad acceptance, then we may not be able to achieve our anticipated level of growth.

We cannot accurately predict the future growth rates or sizes of the markets for our products and services. Demand for our products and services may not increase, or may decrease, either generally or in specific markets, for particular types of products and services or during particular time periods. We believe the market for commercial UAS is nascent and the expansion of the market for our products and services in particular, depends on a number of factors, including the following:

●	customer satisfaction with these types of systems as solutions;

●	the cost, performance and reliability of our products and products offered by our competitors;

●	customer perceptions regarding the effectiveness and value of these types of systems;

●	obtaining timely regulatory approvals for new customer deployments; and

●	marketing efforts and publicity regarding these types of systems and services.

Even if commercial UAS gain wide market acceptance, our products and services may not adequately address market requirements and may not continue to gain market acceptance. If these types of systems generally, or our products and services specifically, do not gain wide market acceptance, then we may not be able to achieve our anticipated level of growth and our revenue and results of operations would decline.

Negative customer perception regarding the commercial UAS industry or Company’s automated data solutions could have a material adverse effect on the demand for the Company’s products and the business, results of operations, financial condition and cash flows of the Company.

The Company believes the commercial UAS industry is highly dependent upon customer perception regarding the safety, efficacy, and quality of the commercial UAS system deployed. Customer perception of these products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention, and other publicity. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention, or other research findings or publicity will be favorable to the UAS market. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the demand for the Company’s products and the business, results of operations, financial condition and cash flows of the Company. The dependence upon customer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material adverse effect on the Company, the demand for the Company’s products, and the business, results of operations, financial condition and cash flows of the Company.

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

We believe that our success is dependent on our ability to continue identifying and anticipating the needs of our customers, to retain our existing customers and to add new customers. For example, our business plan is designed to penetrate large, critical infrastructure end markets with our wireless and UAS driven data solutions and have expanded our dedicated sales resources and field personnel to broaden our marketing and field support efforts into new industries and sectors. As a result, we have significantly increased customer engagement in the transportation, security and UAS end markets with Ondas Networks and in the oil & gas and mining sectors with American Robotics. We expect that our qualified customer pipeline will increase in other additional strategic end markets. However, as we become larger through organic growth, the growth rates for customer engagement, project volume and average spend per customer may slow, even if we continue to add customers on an absolute basis. In addition, the costs associated with customer retention may be substantially lower than costs associated with the acquisition of new customers. Therefore, our failure to retain existing customers, even if such losses are offset by an increase in revenue resulting from the acquisition of new customers, could have an adverse effect on our business, financial condition or results of operations.

Additionally, while a key part of our business strategy is to add customers in our existing geographic markets, we expect to expand our operations into new geographic markets. In doing so, we may incur losses or otherwise fail to enter new markets successfully. Our expansion into new markets may place us in unfamiliar and competitive environments and involve various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years or at all.

The Company faces uncertainty and adverse changes in the economy.

Adverse changes in the economy could negatively impact the Company’s business. Future economic distress may result in a decrease in demand for the Company’s products, which could have a material adverse impact on the Company’s operating results and financial condition. Uncertainty and adverse changes in the economy could also increase costs associated with developing and publishing products, increase the cost and decrease the availability of sources of financing, and increase the Company’s exposure to material losses from bad debts, any of which could have a material adverse impact on the financial condition and operating results of the Company.

Any outbreak or worsening of an outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations, financial condition and results of operations.

Any outbreak or worsening of an outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations, financial condition and results of operations. For example, in December 2019, a novel strain of coronavirus (“COVID-19”) was identified in Wuhan, China, and has subsequently spread to other regions of the world, and has resulted in increased travel restrictions, business disruptions and emergency quarantine measures across the world including the United States. The Company’s business, financial condition and results of operations were impacted from the COVID-19 pandemic during the year ended December 31, 2021 as follows:

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

The Company expects its business, financial condition and results of operations will be impacted from the COVID-19 pandemic during 2022, primarily due to supply chain disruptions due to pandemic-related plant and port shutdowns, transportation delays, government actions and other factors, which may be beyond our control. The global shortage of certain components such as semiconductor chips, strains on production or extraction of raw materials, cost inflation, and labor and equipment shortages, could escalate in future quarters. Labor shortages have led and may continue to lead to difficult conditions for hiring and retention of employees, and increased labor costs. Further, the COVID-19 pandemic is ongoing and remains an unknown risk for the foreseeable future. The extent to which the coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus. As a result, the Company is unable to reasonably estimate the full extent of the impact from the COVID-19 pandemic on its future business, financial condition and results of operations. In addition, if the Company were to experience any new impact to its operations or incur additional unanticipated costs and expenses as a result of the COVID-19 pandemic, such operational delays and unanticipated costs and expenses there could be a further adverse impact on the Company’s business, financial condition and results of operations during 2021.

We have significant dependence on a small number of customers, and the loss of such customers or a decrease in business conducted with such customers could materially harm our business, financial condition or results of operations.

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue. During the year ended December 31, 2021, two customers accounted for approximately $1,204,000 and $1,599,000 of our revenue, or approximately 41% and 55%, respectively. During the year ended December 31, 2020, two customers accounted for approximately $1,012,000 and $1,005,000 of our revenue, or approximately 47% and 46%, respectively. The loss of either of these 2021 customers or a decrease in the business conducted with such customers could have a material adverse impact on our business, financial condition or results of operations.

 Project performance delays or difficulties, including those caused by third parties, or certain contractual obligations may result in additional costs to us, reductions in revenues or the payment of liquidated damages.

Many projects involve challenging engineering, construction or installation phases that may occur over extended time periods. We may encounter difficulties as a result of delays or changes in designs, engineering information or materials provided by our customer or a third party, delays or difficulties in equipment and material delivery, schedule changes, delays from our customer’s failure to timely obtain permits or meet other regulatory requirements including the securing of necessary FCC certifications or FAA approvals, weather-related delays and other factors, many of which are beyond our control, that impact our ability to complete the project in accordance with the original delivery schedule. In addition, we contract with third-party subcontractors to assist us with the completion of contracts. Any delay or failure by suppliers or by subcontractors in the completion of their portion of the project may be beyond our control and may result in delays in the overall progress of the project or may cause us to incur additional costs, or both. Delays and additional costs may be substantial, and, in some cases, we may be required to compensate the customer for such delays. Delays may also disrupt the final completion of our contracts as well as the corresponding recognition of revenues and expenses therefrom. In certain circumstances, we guarantee project completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels; failure to meet any of our guarantees, schedules or performance requirements could also result in additional costs or penalties to us, including obligations to pay liquidated damages, and such amounts could exceed expected project profit. In extreme cases, the above-mentioned factors could cause project cancellations, and we may be unable to replace such projects with similar projects or at all. Such delays or cancellations may impact our reputation, brand or relationships with customers, adversely affecting our ability to secure new contracts.

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

Our marketing efforts depend significantly on our ability to call on our current and past customers to provide positive references to new, potential customers. A material portion of our current pipeline activity is concentrated in the transportation and aviation sectors as well as the in oil & Gas and mining industries. Given our limited number of customers, the loss or dissatisfaction of any customer could substantially harm our brand and reputation, inhibit the market acceptance of our products and services, and impair our ability to attract new customers and maintain existing customers. Further, as we expand into new vertical and geographic end markets, references from existing customers could be similarly important. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

If our products contain defects or otherwise fail to perform as expected, we could be liable for damages and incur unanticipated warranty, recall and other related expenses, our reputation could be damaged, we could lose market share and, as a result, our financial condition or results of operations could suffer.

Our products rely on complex avionics, sensors, user-friendly interfaces and tightly integrated, electromechanical designs to accomplish their missions. Our products may contain defects or experience failures due to any number of issues in design, materials, manufacture, deployment and/or use. If any of our products contain a defect, compatibility or interoperability issue or other error, we may have to devote significant time and resources to find and correct the issue. Such efforts could divert the attention of our management team and other relevant personnel from other important tasks. A product recall or a significant number of product returns could (i) be expensive; (ii) damage our reputation and relationships with utilities and other third-party vendors; (iii) result in the loss of business to competitors; and (iv) result in litigation against us. Costs associated with field replacement labor, hardware replacement, re-integration with third-party products, handling charges, correcting defects, errors and bugs, or other issues could be significant and could materially harm our financial results.

As a manufacturer of UAV products, and with aircraft and aviation sector companies under increased scrutiny, claims could be brought against us if use or misuse of one of our UAV products causes, or merely appears to have caused, personal injury or death. In addition, defects in our products may lead to other potential life, health and property risks. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources.

The existence of any defects, errors, or failures in our products or the misuse of our products could also lead to product liability claims or lawsuits against us. A defect, error or failure in one of our products could result in injury, death or property damage and significantly damage our reputation and support for our products in general. We anticipate this risk will grow as our products begin to be used in U.S. domestic airspace and urban areas.

Although we maintain insurance policies, we cannot provide assurance that this insurance will be adequate to protect us from all material judgments and expenses related to potential future claims or that these levels of insurance will be available in the future at economical prices or at all. A successful product liability claim could result in substantial cost to us. Even if we are fully insured as it relates to a claim, the claim could nevertheless diminish our brand and divert management’s attention and resources, which could have a negative impact on our business, financial condition and results of operations.

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

Our Scout System makes use of lithium-ion battery cells, which, if not appropriately managed and controlled, have occasionally been observed to catch fire or vent smoke and flames. If such events occur with our products, we could face liability associated with our warranty, for damage or injury, adverse publicity and a potential safety recall, any of which would adversely affect our business, prospects, financial condition and operating results.

The battery packs in our Scout Drone™ use lithium-ion cells, which have been used for years in laptop computers and cell phones. On occasion, if not appropriately managed and controlled, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials. Highly publicized incidents of laptop computers and cell phones bursting into flames have focused consumer attention on the safety of these cells. These events also have raised questions about the suitability of these lithium-ion cells for automotive applications. There can be no assurance that a field failure of our battery packs will not occur, which would damage the vehicle or lead to personal injury or death and may subject us to lawsuits. Furthermore, there is some risk of electrocution if individuals who attempt to repair battery packs on our vehicles do not follow applicable maintenance and repair protocols. Any such damage or injury would likely lead to adverse publicity and potentially a safety recall. Any such adverse publicity could adversely affect our business, prospects, financial condition and operating results.

Due to the volatile and flammable nature of certain components of our products and equipment, fires or explosions may disrupt our business or cause significant injuries, which could adversely affect our financial results.

The development and manufacture of certain of our products involves the handling of a variety of explosive and flammable materials as well as high power equipment. From time to time, these activities may result in incidents that could cause us to temporarily shut down or otherwise disrupt some manufacturing processes, causing production delays and resulting in liability for workplace injuries and/or fatalities. We have safety and loss prevention programs that require detailed reviews of process changes and new operations, along with routine safety audits of operations involving explosive materials, to mitigate such incidents, as well as a variety of insurance policies, however our insurance coverage may be inadequate to cover all claims and losses related to such incidents. We may experience such incidents in the future, which could result in production delays or otherwise have a material adverse effect on our business and financial condition.

Our technology, products and services have only been developed in the last several years and we have had only limited opportunities to deploy and assess their performance in the field at full scale.

The current generation of our FullMAX and Scout System™ technology platforms have only been developed in the last several years and will continue to evolve. Deploying and operating our technology is complex and, until recently, had been done primarily by a small number of customers. As the size, complexity and scope of our deployments grow we have been able to test product performance at a greater scale and in a variety of new geographic settings and environmental conditions. As the number, size and complexity of our deployments grow and we deploy our technology platforms for new applications in new critical infrastructure industries, we may encounter unforeseen operational, technical and other challenges, some of which could cause significant delays, trigger contractual penalties, result in unanticipated expenses, and/or damage to our reputation, each of which could materially and adversely affect our business, financial condition and results of operations.

If we fail to respond to evolving technological changes, our products and services could become obsolete or less competitive.

We operate in highly competitive industries characterized by new and rapidly evolving technologies, standards, regulations, customer requirements, as well as frequent product introductions and revisions. Accordingly, our operating results depend upon our ability to develop and introduce new products and services, our ability to reduce production costs of our existing products. The process of developing new technologies and products is complex, and if we are unable to develop enhancements to, and new features for, our existing products and services or acceptable new products and services that keep pace with technological developments or industry standards, our products may become obsolete, less marketable and less competitive and our business, financial condition or results of operations could be significantly harmed.

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

We expect to incur substantial research and development costs and devote significant resources to identifying and commercializing new products and services, which could significantly reduce our profitability and may never result in revenue to us.

Our future growth depends on penetrating new markets, adapting existing products to new applications and new environments, and introducing new products and services that achieve market acceptance. We plan to incur substantial research and development costs as part of our efforts to design, develop and commercialize new products and services and enhance existing products. For example, we will incur research and development costs to improve the functionality of our acoustic DAA solution configuration in certain environments. Further, our research and development programs may not produce successful results, and our new products and services may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.

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

The Company operates in a competitive market.

The Company faces competition and new competitors will continue to emerge throughout the world. Services offered by the Company’s competitors may take a larger share of customer spending than anticipated, which could cause revenue generated from the Company’s products and services to fall below expectations. It is expected that competition in these markets will intensify. If competitors of the Company develop and market more successful products or services, offer competitive products or services at lower price points, or if the Company does not produce consistently high-quality and well-received products and services, revenues, margins, and profitability of the Company will decline.

The Company’s ability to compete effectively will depend on, among other things, the Company’s pricing of services and equipment, quality of customer service and field support, development of new and enhanced products and services in response to customer demands and changing technology, reach and quality of sales and distribution channels and capital resources. Competition could lead to a reduction in the rate at which the Company adds new customers, a decrease in the size of the Company’s market share and a decline in its customers.

We rely on our management team and need additional personnel to grow our business, and the loss of one or more key officers, employees, contractors and other service providers or our inability to attract and retain qualified personnel could harm our business, financial condition or results of operations.

We depend, in part, on the performance of Eric Brock, our Chief Executive Officer, Derek Reisfield, our President, Chief Financial Officer, Treasurer and Secretary, Stewart Kantor and Menashe Shahar, the President and Chief Technology Officer of Ondas Networks, respectively, and Reese Mozer and Vijay Somandepalli, the Chief Executive Officer and Chief Technology Officer of American Robotics, respectively, to operate and grow our business. The loss of any of Messrs. Brock, Reisfield, Kantor, Shahar, Mozer or Somandepalli could negatively impact our ability to execute our business strategies. Although we have entered into employment agreements with Messrs. Brock, Reisfield, Kantor and Shahar, we may be unable to retain them or replace any of them if we lose their services for any reason.

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

Security vulnerabilities may arise from our hardware, software, employees, contractors or policies we have deployed, which may result in external parties gaining access to our networks, datacenters, cloud datacenters, corporate computers, manufacturing systems, and or access to accounts we have at our suppliers, vendors, and customers. They may gain access to our data or our users’ or customers’ data or attack the networks causing denial of service or attempt to hold our data or systems in ransom. The vulnerability could be caused by inadequate account security practices such as failure to timely remove employee access when terminated. To mitigate these security issues, we have implemented measures throughout our organization, including firewalls, backups, encryption, employee information technology policies and user account policies. However, there can be no assurance these measures will be sufficient to avoid cyberattacks. If any of these types of security breaches were to occur and we were unable to protect sensitive data, our relationships with our business partners and customers could be materially damaged, our reputation could be materially harmed, and we could be exposed to a risk of litigation and possible significant liability.

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

We do not control certain aspects of the manufacturing process.

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

If critical components or raw materials used to manufacture our products or used in our development programs become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products and in completing our development programs, which could damage our business.

In order to produce our Scout System™ and related safety systems, we obtain certain hardware components, as well as subsystems and systems from a limited group of suppliers, some of which are sole source suppliers. We do not have long-term agreements with any of these suppliers that obligate them to continue to sell components, subsystems, systems or products to us. Our reliance on these suppliers involves significant risks and uncertainties, including whether our suppliers will provide an adequate supply of required components, subsystems, or systems of sufficient quality, will increase prices for the components, subsystems or systems and will perform their obligations on a timely basis.

In addition, certain raw materials and components used in the manufacture of our products and in our development programs, are periodically subject to supply shortages, and our business is subject to the risk of price increases and periodic delays in delivery. Particularly, the market for electronic components is experiencing increased demand and a global shortage of semiconductors, creating substantial uncertainty regarding our suppliers’ continued production of key components for our products. If any additional shortages occur and we are unable to obtain components from third party suppliers in the quantities and of the quality that we require, on a timely basis and at acceptable prices, then we may not be able to timely complete development programs or deliver our products on a timely or cost effective basis to our customers, which could cause customers to terminate their contracts with us, increase our costs and seriously harm our business, results of operations and financial condition. Moreover, if any of our suppliers become financially unstable, or otherwise unable or unwilling to provide us with raw materials or components, then we may have to find new suppliers. It may take several months to locate alternative suppliers, if required, or to redesign our products to accommodate components from different suppliers. We may experience significant delays in manufacturing and shipping our products to customers and incur additional development, manufacturing and other costs to establish alternative sources of supply if we lose any of these sources or are required to redesign our products. We cannot predict if we will be able to obtain replacement components within the time frames that we require at an affordable cost, if at all. In particular, governmental measures responsive to the global COVID-19 pandemic have disrupted manufacturing and some supply chains, including our supply chain, which has had, and is expected to continue to have, a significant impact, both direct and indirect, on businesses and commerce worldwide. Although we have not yet seen significant delays from our suppliers and we keep stock of all our raw materials and other product components with long lead times to assist in the event that our supply chain is disrupted, if the COVID-19 outbreak continues and results in a prolonged period of commercial and/or governmental restrictions, this may impact our ability to obtain certain raw materials and certain components used in the manufacture of our products and in our development programs.

We currently do not have long-term supply contracts with guaranteed pricing which exposes us to fluctuations in component, materials and equipment prices. Substantial increases in these prices would increase our operating costs and could adversely affect our business, prospects, financial condition and operating results.

Because we currently do not have long-term supply contracts with guaranteed pricing, we are subject to fluctuations in the prices of the raw materials, parts and components and equipment we use in the production of our Scout System™. Substantial increases in the prices for such raw materials, components and equipment would increase our operating costs and could reduce our margins if we cannot recoup the increased costs through increased prices. Any attempts to increase prices of our automated data solutions in response to increased costs could be viewed negatively by our customers and could adversely affect our business, prospects, financial condition and operating results.

We may pursue additional strategic transactions in the future, which could be difficult to implement, disrupt our business or change our business profile significantly.

We intend to consider additional potential strategic transactions, which could involve acquisitions of businesses or assets, joint ventures or investments in businesses, products or technologies that expand, complement or otherwise relate to our current or future business. We may also consider, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. Should our relationships fail to materialize into significant agreements, or should we fail to work efficiently with these companies, we may lose sales and marketing opportunities and our business, results of operations and financial condition could be adversely affected.

These activities, if successful, create risks such as, among others: (i) the need to integrate and manage the businesses and products acquired with our own business and products; (ii) additional demands on our resources, systems, procedures and controls; (iii) disruption of our ongoing business; (iv) potential unknown or unquantifiable liabilities associated with the target company; and (v) diversion of management’s attention from other business concerns. Moreover, these transactions could involve: (a) substantial investment of funds or financings by issuance of debt or equity securities; (b) substantial investment with respect to technology transfers and operational integration; and (c) the acquisition or disposition of product lines or businesses. Also, such activities could result in one-time charges and expenses and have the potential to either dilute the interests of our existing shareholders or result in the issuance of, or assumption of debt. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources. Any such activities may not be successful in generating revenue, income or other returns, and any resources we committed to such activities will not be available to us for other purposes. Moreover, if we are unable to access the capital markets on acceptable terms or at all, we may not be able to consummate acquisitions, or may have to do so on the basis of a less than optimal capital structure. Our inability to take advantage of growth opportunities or address risks associated with acquisitions or investments in businesses may negatively affect our operating results.

Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges to earnings associated with any acquisition or investment activity, may materially reduce our earnings. Future acquisitions or joint ventures may not result in their anticipated benefits, and we may not be able to properly integrate acquired products, technologies or businesses with our existing products and operations or successfully combine personnel and cultures. Failure to do so could deprive us of the intended benefits of those acquisitions.

If the Company is required to write down goodwill and other intangible assets, the Company’s financial condition and results could be negatively affected.

Goodwill impairment arises when there is deterioration in the capabilities of acquired assets to generate cash flows, and the fair value of the goodwill dips below its book value. The Company is required to review its goodwill for impairment at least annually. Events that may trigger goodwill impairment include deterioration in economic conditions, increased competition, loss of key personnel, and regulatory action. Should any of these occur, an impairment of goodwill could have a negative effect on the assets of the Company.

War, terrorism, and other acts of violence may affect the markets in which we operate, our clients and our product and service delivery.

Our business may be adversely affected by regional or global instability, disruption or destruction, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest. For example, the significant military action against Ukraine launched by Russia may affect the markets in which we operate. Such events may cause clients to delay their decisions on spending for the products and services provided by us and give rise to sudden significant changes in regional and global economic conditions and cycles. These events pose risks which could materially adversely affect our financial results.

We may not be able to secure adequate insurance policies, or secure insurance policies at reasonable prices.

We maintain general liability insurance, aviation flight testing insurance, aircraft liability coverage, directors and officers insurance, and other insurance policies and we believe our level of coverage is customary in the industry and adequate to protect against claims. However, there can be no assurance that it will be sufficient to cover potential claims or that present levels of coverage will be available in the future at reasonable cost. Further, we expect our insurance needs and costs to increase as we grow our commercial operations and expand into new markets and its uncertain if such insurance will be available on commercially reasonable terms.

The Company will be affected by operational risks and may not be adequately insured for certain risks.

The Company will be affected by a number of operational risks and the Company may not be adequately insured for certain risks, including: labor disputes; catastrophic accidents; fires; blockades or other acts of social activism; changes in the regulatory environment; impact of non-compliance with laws and regulations; natural phenomena, such as inclement weather conditions, floods, earthquakes and ground movements. There is no assurance that the foregoing risks and hazards will not result in damage to, or destruction of, the Company’s technologies, personal injury or death, environmental damage, adverse impacts on the Company’s operation, costs, monetary losses, potential legal liability and adverse governmental action, any of which could have an adverse impact on the Company’s future cash flows, earnings and financial condition. Furthermore, the unmanned aerial systems industry lacks a formative insurance market. As a result, the Company may be subject to or affected by liability or sustain loss for certain risks and hazards against which the Company cannot insure or which the Company may elect not to insure because of the cost. This lack of insurance coverage could have an adverse impact on the Company’s future cash flows, earnings, results of operations and financial condition.

[2]	NTD: Need to speak to specific insurance requirements for customer field and operational activity.
[3]	NTD: Chevron, Conoco, Vulcan?

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

Risks Related to Regulatory Requirements4

We and our customers operate in a highly regulated business environment and changes in regulation could impose costs on us or make our products less economical.

Our products and services and our utility customers are subject to federal, state, local and foreign laws and regulations. Laws and regulations applicable to us and our products govern, among other things, the manner in which our products communicate, and the environmental impact and electrical reliability of our products. Additionally, our critical infrastructure customers are often regulated by national, state and/or local bodies, including public utility commissions, the Department of Energy, the Federal Energy Regulatory Commission, Federal Aviation Administration, the FCC, Federal Rail Association and other bodies. Prospective customers may be required to gain approval from any or all of these organizations prior to implementing our products and services, including specific permissions related to the cost recovery of these systems. Regulatory agencies may impose special requirements for implementation and operation of our products, which may result in unforeseen delays. We may incur material costs or liabilities in complying with government regulations applicable to us or our utility customers. In addition, potentially significant expenditures could be required in order to comply with evolving regulations and requirements that may be adopted or imposed on us or our utility customers in the future. Such costs could make our products less economical and could impact our utility customers’ willingness to adopt our products, which could materially and adversely affect our revenue, results of operations and financial condition.

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

Failure to obtain necessary regulatory approvals from the FAA or other governmental agencies, or limitations put on the use of small UAS in response to public privacy and other concerns, may prevent us from expanding the sales of our drone solutions to industrial and government customers in the United States.

The regulation of small UAS for commercial use in the United States is undergoing substantial change and the ultimate treatment is uncertain.

On February 14, 2012, the FAA Modernization and Reform Act of 2012 was enacted, establishing various deadlines for the FAA to allow expanded use of small UAS for both public and commercial applications. On June 21, 2016, the FAA released its final rules regarding the routine use of certain small UAS (under 55 pounds) in the U.S. National Airspace System pursuant to the act (the “Part 107 Rules”). The Part 107 Rules, which became effective in August 2016, provided safety regulations for small UAS conducting non-recreational operations and contain various limitations and restrictions for such operations, including a requirement that operators keep UAS within visual-line-of-sight and prohibiting flights over unprotected people on the ground who are not directly participating in the operation of the UAS. On December 28, 2020, the FAA announced final rules requiring remote identification of drones and allowing operators of small drones to fly over people and at night under certain conditions. On June 8, 2021, the FAA announced the formation of an Aviation Rulemaking Committee (“ARC”) to develop new rules to further define regulations for the operations of UAS Beyond Visual Line-of-Site (“BVLOS”). The timing of additional rulemaking is uncertain as is the outcome of the still developing regulatory environment related to the operation of small UAS.

We cannot assure you that any final rules enacted in furtherance of the FAA’s announced proposals will result in the expanded use of our drones and drone solutions by commercial and industrial entities. In addition, there exists public concern regarding the privacy and other implications of U.S. commercial use of small UAS. This concern has included calls to develop explicit written policies and procedures establishing usage limitations. We cannot assure you that the response from regulatory agencies, customers and privacy advocates to these concerns will not delay or restrict the adoption of small UAS by the commercial use markets.

[4]	Regulatory counsel to review.

Substantially all our current products depend on the availability and are subject to the use of licensed radio frequencies regulated by the FCC in the United States.

Substantially all of our current wireless networking products are designed to communicate wirelessly via licensed radio frequencies and therefore depend on the availability of adequate radio spectrum in order to operate. It is possible that the FCC or the U.S. Congress could adopt additional regulations or policies which are or may change or modify current regulations or policies so that they are, harmful to our business or incompatible with our current or future product offerings, as well as products currently installed in the field. Additional regulations or policies or changes or modifications to current regulations or policies may require modification or replacement of our products, including products currently installed in the field, at significant, or even prohibitive, cost to us, and may require changes or modifications to, or termination of, ongoing or planned projects. Any of these developments could materially and adversely impact our business, financial condition or results of operations.

As a manufacturer of commercial UAS, we are subject to various government regulations, restrictions and requirements, and may be subject to additional regulations in the future, violation of which could subject us to sanctions or otherwise harm, restrict or add costs to our business.

As a manufacturer of consumer products, we are subject to significant government regulations, restrictions and requirements, including, in the United States, those issued under the Consumer Products Safety Act, as well as those issued under product safety and consumer protection statutes in our international markets. Failure to comply with any applicable product safety or consumer protection regulation could result in sanctions that could have a negative impact on our business, financial condition and results of operations.

Governments and regulatory agencies in the markets where we manufacture and sell products may enact additional regulations relating to product safety and consumer protection in the future and may also increase the penalties for failure to comply with product safety and consumer protection regulations. In addition, one or more of our customers might require changes in our products, such as the non-use of certain materials, in the future. Complying with any such additional regulations or requirements could impose increased costs on our business. Similarly, increased penalties for non-compliance could subject us to greater expenses in the event any of our products were found to not comply with such regulations. Such increased costs or penalties could harm our business.

Our business is subject to federal, state and international laws regarding data protection, privacy, and information security, as well as confidentiality obligations under various agreements, and our actual or perceived failure to comply with such obligations could damage our reputation, expose us to litigation risk and adversely affect our business and operating results.

In connection with our business, we receive, collect, process and retain certain sensitive and confidential customer information. As a result, we are subject to increasingly rigorous federal, state and international laws regarding privacy and data protection. Personal privacy, data protection and information security are significant issues in the United States and the other jurisdictions where we offer our products and services. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, including the United States Federal Trade Commission (“FTC”) and various state, local and foreign bodies and agencies. We also execute confidentiality agreements with various parties under which we are required to protect their confidential information.

The United States federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of personal information of individuals, including end-customers and employees. In the United States, the FTC and many state attorneys general are applying federal and state consumer protection laws to the online collection, use and dissemination of data. Additionally, many foreign countries and governmental bodies, and other jurisdictions in which we operate or conduct our business, have laws and regulations concerning the collection and use of personal information obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Such laws and regulations may require companies to implement new privacy and security policies, permit individuals to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes.

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact of such future laws, regulations and standards may have on our business. For example, the California Consumer Privacy Act, which became effective in 2020, provides new data privacy rights for consumers and new operational requirements for companies. Additionally, we expect that existing laws, regulations and standards may be interpreted differently in the future. There remains significant uncertainty surrounding the regulatory framework for the future of personal data transfers from the European Union to the United States with regulations such as the recently adopted General Data Protection Regulation (“GDPR”), which imposes more stringent E.U. data protection requirements, provides an enforcement authority, and imposes large penalties for noncompliance. Future laws, regulations, standards and other obligations, including the adoption of the GDPR, as well as changes in the interpretation of existing laws, regulations, standards and other obligations could impair our ability to collect, use or disclose information relating to individuals, which could decrease demand for our products, require us to restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

Although we are working to comply with those federal, state and foreign laws and regulations, industry standards, contractual obligations and other legal obligations that apply to us, such laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations, our practices or the features of our products. As such, we cannot assure ongoing compliance with all such laws or regulations, industry standards, contractual obligations and other legal obligations, and our efforts to do so may cause us to incur significant costs or require changes to our business practices, which could adversely affect our business and operating results. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, industry standards, contractual obligations or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personal information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business and operating results.

Risks Related to our Intellectual Property

Our ability to protect our intellectual property and proprietary technology is uncertain.

We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies and intellectual property. As of this filing, Ondas Networks held a total of six issued patents in the U.S., seven patent pending applications in the U.S., and one international pending patent application. Ondas Networks patents expire between 2030 and 2037, subject to any patent extensions that may be available for such patents. As of this filing, American Robotics held a total of 4 issued patents in the U.S., 6 pending patent applications in the U.S., and 6 international pending patent application. American Robotics patents expire between 2036 and 2039, subject to any patent extensions that may be available for such patents. Our intellectual property incorporates internally developed software and hardware design incorporating machine and computer vision and was developed with artificial intelligence and machine learning techniques. This intellectual property is critical to the development of end-to-end systems which reliably enable the automated operation of drones in real-world environments.

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

We rely on our trademarks and trade names to distinguish our products from the products of our competitors. Third parties may challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote additional resources to marketing new brands. Further, we cannot assure you that competitors will not infringe upon our trademarks, or that we will have adequate resources to enforce our trademarks.

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

If a competitor infringes upon one of our patents, trademarks or other intellectual property rights, enforcing those patents, trademarks and other rights may be costly, difficult and time consuming. Patent law relating to the scope of claims in the industry in which we operate is subject to rapid change and constant evolution and, consequently, patent positions in our industry can be uncertain. Even if successful, litigation to defend our patents and trademarks against challenges or to enforce our intellectual property rights could be expensive and time consuming and could divert management’s attention from managing our business. Moreover, we may not have sufficient resources or desire to defend our patents or trademarks against challenges or to enforce our intellectual property rights. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially valuable. The occurrence of any of these events may harm our business, financial condition and operating results.

Our business may suffer if it is alleged or found that our products infringe the intellectual property rights of others.

Our industries are characterized by the existence of a large number of patents and by litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, in recent years, individuals and groups have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements from companies like ours. To date we have received no claims with respect to our infringement of intellectual property or patents but, in the future, third parties may claim that we are infringing upon their patents or other intellectual property rights. In addition, we may be or may become contractually obligated to indemnify our utility customers or other third parties that use or resell our products in the event our products are alleged to infringe a third-party’s intellectual property rights. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand, and cause us to incur significant expenses. Even if we are indemnified against such costs, the indemnifying party may be unable to uphold its contractual obligations. Further, claims of intellectual property infringement might require us to redesign affected products, delay affected product offerings, enter into costly settlement or license agreements or pay costly damage awards or face a temporary or permanent injunction prohibiting us from marketing, selling or distributing the affected products. If we cannot or do not license the alleged infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and earnings could be adversely impacted. Additionally, our utility customers may not purchase our products if they are concerned that our products infringe third-party intellectual property rights. This could reduce the market opportunity for the sale of our products and services. The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

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

We use open-source software in our products and services that may subject our products and services to general release or require us to re-engineer our products and services, which may cause harm to our business.

We use open-source software in connection with our products and services. From time to time, companies that incorporate open-source software into their products have faced claims challenging the ownership of open-source software and/or compliance with open source license terms. Therefore, we could be subject to suits by parties claiming ownership of what we believe to be open-source software or noncompliance with open-source licensing terms. Some open-source software licenses require users who distribute open-source software as part of their software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open-source code on unfavorable terms or at no cost. While we monitor the use of open source software in our products and services and try to ensure that none is used in a manner that would require us to disclose the source code to the related product or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur and we may be required to release our proprietary source code, pay damages for breach of contract, re-engineer our products, discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, operating results and financial condition.

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

Our future profitability may be dependent upon achieving cost reductions and projected economies of scale from increasing manufacturing quantities of our products. Failing to achieve such reductions in manufacturing costs and projected economies of scale could materially adversely affect our business.

We do not know whether or when we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture (or contract for the manufacture of) these products in commercial quantities while meeting the volume, speed, quality, price, engineering, design and production standards required to successfully market our products. Our failure to develop such manufacturing processes and capabilities in locations that can efficiently service our markets could have a material adverse effect on our business, financial condition, results of operations and prospects. Our future profitability is, in part, dependent upon achieving increased savings from volume purchases of raw materials and component parts, achieving acceptable manufacturing yield and capitalizing on machinery efficiencies. We expect our suppliers to experience a sharp increase in demand for their products. As a result, we may not have reliable access to supplies that we require or be able to purchase such materials or components at cost effective prices. There is no assurance that we will ever be in a position to realize any material, labor and machinery cost reductions associated with higher purchasing power and higher production levels. Failure to achieve these cost reductions could adversely impact our business and financial results.

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

We may seek additional funds through equity or debt offerings and/or borrowings under additional notes payable, lines of credit or other sources. We do not know whether additional financing will be available on commercially acceptable terms or at all, when needed. For example, increases in interest rates could negatively impact the costs of seeking additional funds through debt offerings and/or borrowings. If adequate funds are not available or are not available on commercially acceptable terms, our ability to fund our operations, support the growth of our business or otherwise respond to competitive pressures could be significantly delayed or limited, which could materially adversely affect our business, financial condition or results of operations.

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

In connection with this annual report for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting related to the inadequate review of stock-based compensation issued in connection with the acquisition of American Robotics. Accordingly, our Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the consolidated financial statements, and other financial information included in this Form 10-K, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this Form 10-K.

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

The Transaction involved substantial costs.

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

Risks Related to our Common Stock

We have limited trading activity and as a result, the price of our common stock might fluctuate significantly, and you could lose all or part of your investment.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in the aggregate, beneficially own approximately 20.4% of our outstanding common stock as of March 11, 2022, and as of the date of this filing. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

Some of these persons or entities may have interests different than yours. For example, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.

We may issue more shares to raise additional capital, which may result in substantial dilution.

Our Amended and Restated Articles of Incorporation authorize the issuance of a maximum of 116,666,667 shares of common stock. Any additional financings effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of common stock held by our then existing stockholders. In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may be higher or lower than the price per share in this offering, and investors purchasing shares or other securities in the future could have rights superior to purchases in this offering or other existing stockholders. Also, we have reserved 6,000,000 shares of common stock for issuance pursuant to future awards under the 2021 Stock Incentive Plan. The issuance of such additional shares of common stock, or securities convertible or exchangeable into common stock, may cause the price of our common stock to decline. Additionally, if all or a substantial portion of these shares are resold into the public markets then the trading price of our common stock may decline.

Our Board may issue and fix the terms of shares of our preferred stock without stockholder approval, which could adversely affect the voting power of holders of our common stock or any change in control of our Company.

Our Amended and Restated Articles of Incorporation authorize the issuance of up to 5,000,000 shares of “blank check” preferred stock, $0.0001 par value per share, with such designation rights and preferences as may be determined from time to time by our Board. Our Board is empowered, without the need to obtain stockholder approval, to issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of such issuances, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company.

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

Of the 40,990,604 shares of our common stock issued and outstanding as of December 31, 2021, 25,786,038 shares are freely tradable without restriction by stockholders who are not our affiliates, and 15,114,566 shares are “restricted securities” as defined in Rule 144.

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

In addition, we filed a registration statement on Form S-3, which was declared effective by the SEC on November 1, 2021, covering the resale of 6,749,974 shares of common stock and 1,565,656 shares of common stock underlying warrants held by selling stockholders (“AR Warrants”) in relation to the acquisition of American Robotics. Pursuant to the registration statement on Form S-3, these selling stockholders may resell all or a portion of the 6,749,974 shares of common stock, and all or a portion of the 1,565,656 shares of common stock underlying the AR Warrants after the AR Warrants are exercised by the holders.

In addition, we filed a registration statement on Form S-8 registering the issuance of 6,000,000 shares of common stock reserved for issuance under our 2021 Stock Incentive Plan. Shares registered under this registration statement on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options and the restrictions of Rule 144 in the case of our affiliates.

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

Unless we consent in writing to the selection of an alternative forum, the Eighth Judicial District Court of Clark County of the State of Nevada (the “Court”) shall be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any Director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim against the Company, any director or the Company’s officers or employees arising pursuant to any provision of the NRS, Chapters 78 or 92A of the NRS or our Amended and Restated Articles of Incorporation or our Bylaws, or (iv) any action asserting a claim against the Company, any director or the Company’s officers or employees governed by the internal affairs doctrine. However, each of these clauses (i) through (iv) will not apply to any claim (x) as to which the Court determines that there is an indispensable party not subject to the jurisdiction of the Court (and the indispensable party does not consent to the personal jurisdiction of the Court within ten (10) days following such determination), (y) for which the Court does not have subject matter jurisdiction, or (z) which is vested in the exclusive jurisdiction of a court or forum other than the Court, including pursuant to Section 27 of the Exchange Act, which provides for exclusive federal jurisdiction over suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act of 1933, as amended (the “Securities Act”), provides for concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, and as such the exclusive jurisdiction clauses set forth above would not apply to such suits.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters for Ondas Holdings is located at 411 Waverley Oaks Road, Suite 114, Waltham, MA 02452.

Our offices and facilities for Ondas Networks are located at 165 Gibraltar Court in Sunnyvale, CA (the Property”). On October 30, 2018, we entered into a sublease for the sublet of the Property, representing approximately 21,982 square feet. The sublease expired on February 28, 2021 and was extended to March 31, 2021 under the same terms which included a base rent of approximately $28,577 per month plus additional monthly fees to cover operating expenses, certain legal fees, and personal property taxes associated with the premises. Upon execution of the sublease, we delivered a security deposit to be held in trust equal to one month’s base rent, which was applied to the balance of our sublease obligation in March 2021. On January 22, 2021, we entered into a 24-month lease with the owner and landlord of the Property (the “2021 Lease”), wherein the base rate is $45,000 per month and including a security deposit in the amount of $90,000. The 2021 Lease was effective April 1, 2021.

Our offices and facilities for American Robotics are located at 53 Brigham St, Unit 4, Marlborough, MA, representing approximately 10,450 square feet (the “American Robotics Lease”). On August 5, 2021, the Company acquired American Robotics and the American Robotics Lease, wherein the base rate is $15,469 per month, with an annual increase of 3% through January 2024, with a security deposit of $24,166. On August 19, 2021, American Robotics amended their lease to reduce their space. The Amendment reduced their annual base rent to $8,802 per month, with an annual increase of 3% through January 2024.

On October 8, 2021, American Robotics entered into an 86-month operating lease for space at 411 Waverley Oaks Road, Suite 114, Waltham, MA, representing approximately 18,000 square feet. Lease was scheduled to commence on March 1, 2022 and terminate on April 30, 2029, wherein the base rate is $39,375 per month, increasing 3% annually, with a security deposit due in the amount of $104,040. In conjunction with this new lease, American Robotics is leasing a short-term temporary space at 411 Waverley Oaks Road, Suite 118, Waltham, MA, representing approximately 6,000 square feet at $8,500 per month, until their primary space is available, which is targeted for May 1, 2022.

We believe that our offices and facilities are sufficient for our current needs.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these, or other matters may arise from time to time that may harm our business. We are not currently involved in any legal proceeding or investigation by a governmental agency that we believe will have a material adverse effect on our business, financial condition, or operating results.

The description of legal proceedings in “Note 14 – Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements is incorporated herein by reference.

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

Stockholders

As of March 18, 2022, there were 373 stockholders of record.

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

Unregistered Sales of Securities

None during the year ended December 31, 2021

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None during the quarter ended December 31, 2021.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the notes to those financial statements included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements

Overview

Ondas Holdings is a leading provider of private wireless, drone, and automated data solutions through its wholly owned subsidiaries Ondas Networks Inc. (“Ondas Networks”) and American Robotics, Inc. (“American Robotics” or “AR”). Ondas Networks and American Robotics together provide users in rail, energy, mining, agriculture, and critical infrastructure markets with improved connectivity, and data collection capabilities and automated decision making to improve operations. Ondas operates these two subsidiaries as separate business segments, and the following is a discussion of each segment.

Ondas Networks Segment

Ondas Networks provides wireless connectivity solutions enabling mission-critical Industrial Internet applications and services. We refer to these applications as the Mission-Critical Internet of Things (“MC-IoT”). Our wireless networking products are applicable to a wide range of MC-IoT applications, which are most often located at the very edge of large industrial networks. These applications require secure, real-time connectivity with the ability to process large amounts of data at the edge of large industrial networks. Such applications are required in all of the major critical infrastructure markets, including rail, electric grids, drones, oil and gas, and public safety, homeland security and government, where secure, reliable and fast operational decisions are required in order to improve efficiency and ensure a high degree of safety and security.

We design, develop, manufacture, sell and support FullMAX, our patented, Software Defined Radio (“SDR”) platform for secure, licensed, private, wide-area broadband networks. Our customers install FullMAX systems in order to upgrade and expand their legacy wide-area network infrastructure. Our MC-IoT intellectual property has been adopted by the Institute of Electrical and Electronics Engineers (“IEEE”), the leading worldwide standards body in data networking protocols, and forms the core of the IEEE 802.16s standard. Because standards-based communications solutions are preferred by our mission-critical customers and ecosystem partners, we have taken a leadership position in IEEE as it relates to wireless networking for industrial markets. As such, management believes this standards-based approach supports the adoption of our technology across a burgeoning ecosystem of global partners and end markets.

Our software-based FullMAX platform is an important and timely upgrade solution for privately-owned and operated wireless wide-area networks, leveraging Internet Protocol-based communications to provide more reliability and data capacity for our mission-critical infrastructure customers. We believe industrial and critical infrastructure markets throughout the globe have reached an inflection point where legacy serial and analog based protocols and network transport systems no longer meet industry needs. In addition to offering enhanced data throughput, FullMAX is an intelligent networking platform enabling the adoption of sophisticated operating systems and equipment supporting next-generation MC-IoT applications over wide field areas. These new MC-IoT applications and related equipment require more processing power at the edge of large industrial networks and the efficient utilization of network capacity and scarce bandwidth resources which can be supported by the “Fog-computing” capability integrated in our end-to-end network platform. Fog-computing utilizes management software to enable edge compute processing and data and application prioritization in the field enabling our customers more reliable, real-time operating control of these new, intelligent MC-IoT equipment and applications at the edge.

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

The Global Rail Markets and our Siemens Mobility Partnership

The North American Rail Network is vast in scale, consisting of 140,000 miles of track, 25,000 locomotives, and 1.6 million railcars. Within this large footprint, we believe there are 200,000 highway crossings, with at least 65,000 of the crossings equipped with electronic systems today, a number which is expected to increase in the coming years. We believe a significant portion of the communications infrastructure has been in operation for more than 20 years and now requires a technological upgrade to support new applications and increased capacity requirements. Our MC-IoT platform offers an excellent migration path for these applications. We believe the Class I Rails value the ability of Ondas’ frequency-agnostic SDR architecture to enable a substantial capacity increase utilizing the railroad’s existing wireless infrastructure and dedicated FCC licensed radio frequencies, as well as the flexibility to adapt to and take advantage of future changes in spectrum availability. The Class 1 Rails operate four separate nationwide networks, all of which are addressable by our FullMAX platform. Ondas is targeting the 900 MHz network for the initial adoption of its wireless platform by the Class 1 Rails, who were awarded greenfield spectrum in the 900 MHz band by the FCC in 2020.

Siemens Partnership, ATCS Development Program

In April 2020, we entered a strategic partnership with Siemens, to jointly develop wireless communications products for the North American Rail Industry based on Siemens’ Advanced Train Control System (“ATCS”) protocol and our MC-IoT platform. At the same time, we entered into an agreement to allow Siemens to sell Ondas’ 802.16 MC-IoT standardized products to the North American Rails under the Siemens’ brand name “Airlink”. The dual-mode ATCS/MC-IoT radio system was designed to support Siemens’ extensive installed base of ATCS radios as well as offer Siemens’ customers the ability to support a host of new advanced rail applications utilizing our MC-IoT wireless system. These new applications, including Advanced Grade Crossing Activation and Monitoring, Wayside Inspection, Railcar Monitoring, and support for next generation signaling and train control systems, are designed to increase railroad productivity, reduce costs, and improve safety. Siemens formally launched the dual mode ATCS / MC-IoT radio products along with the Siemens branded Airlink radios in September 2021 at the Railway Systems Suppliers (RSSI) conference in Indianapolis. In November 2021, Siemens secured its first commercial 900 MHz rail order for a major Class I Railroad for delivery by year-end. Ondas delivered this initial order as requested in December 2021.

Multiple New Joint Development Programs

In January of 2021, Ondas Networks and Siemens signed a Letter of Intent (“LOI”) for the development of a next generation radio product for the global rail markets including support for our first onboard locomotive radio. The formal agreement, referred to as the Next Generation Radio Board, was signed by the parties in July 2021 with a targeted completion date in first quarter 2022. Also in July 2021, Ondas Networks received a purchase order from Siemens Mobility for the development of a new industrial radio to support rail safety. This program was completed as requested by September 2021. In October 2021, Siemens substantially expanded the Next Generation Radio Board development program by issuing to Ondas Networks four new purchase orders which included customized hardware and software solutions for Head of Train (HOT) locomotive applications for the North American market and for a major Asian Rail customer. The expanded program reprioritized the July 2021 agreement deliverables with a Q2 2022 delivery of completed products to the Asian Rail customer.

802.16 (“dot16”) Rail Lab

In December 2021, we received an order from Siemens for the implementation of the “dot16” North American Rail Lab ("Rail Lab"). The Rail Lab, hosted at Ondas Networks headquarters facility in Sunnyvale, CA, serves multiple purposes including interoperability and coexistence testing of 802.16 compliant wireless systems, customization and optimization of different network rail configurations, and next generation rail application testing. Importantly, the lab is focused on multiple frequency bands and networks beyond the 900 MHz that Ondas is targeting for commercial deployment.

To summarize, since announcing our strategic partnership in April 2020, Ondas and Siemens have completed our first major joint development program for ATCS / MC-IoT 900 MHz radios for the North American market and have secured and delivered on initial orders of these products to a Class I railroad. In July 2021, we entered into our second major joint development program for a global onboard locomotive radio and this program was significantly expanded in October 2021 to incorporate specific locomotive protocols with initial delivery of completed products in Q2 2022. In September 2021, Siemens launched their Siemens-branded MC-IoT wireless systems under brand name ‘Airlink’. And in December 2021, Siemens together with Ondas secured the Rail Lab order from the North American railroads which will allow the companies to support the deployment of multiple North American rail communications networks based on the 802.16 standard.

Ondas believes the Siemens strategic partnership validates our wireless connectivity solutions and will serve as the foundation for the continued adoption of our wireless technology in the global rail markets.

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

In July 2020, we completed delivery of AURA’s first purchase order for the ground infrastructure. AURA has now installed its initial nationwide infrastructure based on our FullMAX technology in order to satisfy their FCC license requirements. In January 2021, AURA achieved another major milestone with approval from the FCC to use their frequencies for UAS/Drone operation. Based on this approval and other advances in the network, AURA placed a new purchase order in the first quarter of 2021 for continued system development related to the optimization of FullMAX base station and remote radio equipment for customer testing and demonstration networks. We have completed this project as of December 2021.

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

American Robotics Segment

American Robotics designs, develops and manufactures autonomous drone systems, providing high-fidelity, ultra-high-resolution aerial data to enterprise customers. We provide our customers turnkey data solutions designed to meet their unique requirements in the field. We do this via our internally developed Scout System™, an industrial drone platform which provides commercial and government customers with the ability to continuously digitize, analyze, and monitor their assets and field operations in near real-time.

The Scout System™ has been designed from the ground up as an end-to-end product capable of continuous unattended operations in the real world. Powered by innovations in robotics automation, machine vision, edge computing, and AI, the Scout System™ provides efficiencies as a drone solution for commercial use. Once installed in the field at customer locations, a fleet of connected Scout Systems remain indefinitely in an area of operation, automatically collecting data each day, self-charging, and seamlessly delivering data analysis regularly and reliably. AR markets the Scout System™ under a Robot-as-a-Service (“RaaS”) business model, whereby our drone platform aggregates customer data and provides the data analytics meeting customer requirements in return for an annual subscription fee.

The Scout System™ consists of (i) Scout™, a highly automated, AI-powered drone with advanced imaging payloads (ii) the ScoutBaseTM, a ruggedized weatherproof base station for housing, charging, data processing, and cloud transfer, and (iii) ScoutViewTM, a secure web portal and API which enables remote interaction with the system, data, and resulting analytics anywhere in the world. These major subsystems are connected via a host of supporting technologies. Using a suite of proprietary technologies, including Detect-and-Avoid (“DAA”) and other proprietary intelligent safety systems, we achieved the first and only Federal Aviation Administration (“FAA”) approval for automated operations without a human on-site in the United States on January 15, 2021. As a result, American Robotics currently has the unique ability to serve markets which require automated drone technology to enable scalable drone operations, which the Company estimates to be 90% of all commercial drone applications.

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

As of December 31, 2021, American Robotics had signed subscription agreements of varying contract lengths with customers in multiple industries including agriculture, oil and gas and materials management

COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified and has resulted in increased travel restrictions, business disruptions and emergency quarantine measures across the world including the United States.

The Company’s business, financial condition and results of operations were impacted from the COVID-19 pandemic for the years ended December 31, 2021 and 2020 as follows:

●	sales and marketing efforts were disrupted as our business development team was unable to travel to visit customers and customers were unable to receive visitors for on-location meetings;

●	field activity for testing and deploying our wireless systems was delayed due to the inability for our field service team to install and test equipment for our customers; and

●	Manufacturing and sales were disrupted due to ongoing supply chain constraints for certain critical parts.

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

The Company expects its business, financial condition and results of operations will be impacted from the COVID-19 pandemic during 2022, primarily due to the slowdown of customer activity during 2020 and 2021, ongoing supply chain constraints for certain critical parts, and difficulties in attracting employees. The extent to which the coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 and its variants. As a result, the Company is unable to reasonably estimate the full extent of the impact from the COVID-19 pandemic on its future business, financial conditions, and results of operations. In addition, if the Company were to experience any new impact to its operations or incur additional unanticipated costs and expenses as a result of the COVID-19 pandemic, such operational delays and unanticipated costs and expenses could further adversely impact the Company’s business, financial condition and results of operations during 2022.

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

On the Closing Date, American Robotics merged with and into Merger Sub I, with American Robotics continuing as the surviving entity, and American Robotics then subsequently and immediately merged with and into Merger Sub II (“Merger II”), with Merger Sub II continuing as the surviving entity and as a direct wholly owned subsidiary of the Company. Simultaneously with Merger II, Merger Sub II was renamed American Robotics, Inc.

Pursuant to the Agreement, American Robotics stockholders and certain service providers received (i) cash consideration in an amount equal to $7,500,000, less certain indebtedness, transaction expenses and other expense amounts as described in the Agreement; (ii) 6,750,000 shares of the Company’s common stock (inclusive of 26 fractional shares paid in cash as set forth in the Agreement); (iii) warrants exercisable for 1,875,000 shares of the Company’s common stock (the “Warrants”) (inclusive of 24 fractional shares paid in cash and the equivalent of Warrants for 309,320 shares representing the value of options exercisable for 211,038 shares issued under the Company’s incentive stock plan and reducing the aggregate amount of Warrants as set forth in the Agreement); and (iv) the cash release from the PPP Loan Escrow Amount (as defined in the Agreement). Each of the Warrants entitle the holder to purchase a number of shares of the Company’s common stock at an exercise price of $7.89. Each of the Warrants shall be exercisable in three equal annual installments commencing on the one-year anniversary of the Closing Date and shall have a term of ten years. 59,544 of the stock options were issued fully vested to employees who did not exercise their American Robotics options prior to the Closing Date and had no ongoing service requirements and were included in the purchase consideration. The remaining 151,494 stock options issued vest over four years and are contingent on ongoing employment by the Company and are recorded as compensation expense over the service period.

Also on the Closing Date, the Company entered into employment agreements and issued 1,375,000 restricted stock units (“RSUs) under the Company’s incentive stock plan to key members of American Robotics’ management. These RSUs vest in equal installments on the next three anniversaries of the Closing Date and vesting is contingent on the individuals remaining employed by the Company. These RSUs are not included in purchase consideration and are expensed ratably over the service period. They were valued at the closing market price on the Closing Date.

The Company’s Consolidated Financial Statements for the year ended December 31, 2021 include results of operations of American Robotics for the period from the Closing Date to December 31, 2021.

See Note 5 to the accompanying Consolidated Financial Statements for further information regarding the American Robotics acquisition.

Results of Operations

Year ended December 31, 2021 compared to year ended December 31, 2020

Revenues

	Year Ended December 31,
	2021	2020	Increase (Decrease)
Revenue, net
Ondas Networks	$2,840,154	$2,163,719	$676,435
American Robotics	66,617	-	66,617

Total	$2,906,771	$2,163,719	$743,052

Revenue increased to $2,906,771 for the year ended December 31, 2021 from $2,163,719 for the year ended December 31, 2020. Revenues during the year ended December 31, 2021 included $405,569 for products, $96,934 for maintenance, service, support, and subscriptions, $2,401,474 for development agreements with Siemens Mobility and AURA Networks, and $2,794 for other revenues. Revenues during the same period in 2020 included $1,151,557 for products, $62,410 for maintenance/service contracts, $943,357 for development agreements, and $6,395 for other revenues.

Cost of goods sold

	Year Ended December 31,
	2021	2020	Increase (Decrease)
Cost of goods sold
Ondas Networks	$1,783,033	$1,236,051	$546,982
American Robotics	27,909	-	27,909

Total	$1,810,942	$1,236,051	$574,891

Cost of goods sold increased to $1,810,942 for the year ended December 31, 2021 from $1,236,051 for the year ended December 31, 2020. The increase in cost of goods sold was the result of additional development costs being allocated to development agreements in line with the increased revenue.

Gross profit

	Year Ended December 31,
	2021	2020	Increase (Decrease)
Gross Profit (Loss)
Ondas Networks	$1,057,121	$927,668	$129,453
American Robotics	38,708	-	38,708

Total	$1,095,829	$927,668	$168,161

Our gross profit increased by $168,161 for the year ended December 31, 2021 compared to the year ended December 31, 2020 based on the changes in revenues and costs of sales as discussed above. Gross margin for the periods in 2021 and 2020 was 38% and 43%, respectively. This decrease in gross margin is due to a higher mix of development projects with lower margins as compared to higher margin product sales in the prior year period.

Operating Expenses

	Year Ended December 31,
	2021	2020	Increase (Decrease)
Operating expenses:
General and administrative	$11,781,503	$7,641,234	$4,140,269
Sales and marketing	1,487,394	1,223,767	263,627
Research and development	5,800,549	3,586,553	2,213,996

Total	$19,069,446	$12,451,554	$6,617,892

Our principal operating costs include the following items as a percentage of total expense.

	Year Ended December 31,
	2021	2020
Human resource costs, including benefits	36%	51%
Travel and entertainment	1%	1%
Other general and administration costs:
Professional fees and consulting expenses	30%	31%
Facilities and other expenses	15%	11%
Depreciation and amortization	7%	1%
Other research and deployment costs, excluding human resources and travel and entertainment	10%	5%
Other sales and marketing costs, excluding human resources and travel and entertainment	1%	-%

Operating expenses increased by $6,617,892 as a result of the following items:

(000s)
Human resource costs, including benefits	$423
Travel and entertainment	141
Other general and administration costs:
Professional fees and consulting costs	1,871
Facilities and other expenses	1,479
Depreciation and amortization	1,347
Other research and deployment costs, excluding human resources and travel and entertainment	1,285
Other sales and marketing costs, excluding human resources and travel and entertainment	72
$6,618

The increase in operating expenses was primarily due to an increase of approximately $1,871,000 in professional fees, of which approximately $1,644,000 related to the American Robotics acquisition, increase of $1,479,000 in facilities and other expenses including insurance due to acquisition of American Robotics, increase of approximately $1,347,000 in depreciation and amortization expense due to amortization of American Robotics intangible assets, and an increase of approximately $1,285,000 in R&D development expenses for the year ended December 31, 2021. Human resource costs increased by approximately $423,000 in 2021 compared to 2020 due to addition of American Robotics payroll and increased headcount at Ondas Networks, partially offset by a decrease of approximately $1,423,000 in stock-based compensation.

Operating Loss

	Year Ended
	December 31,
	2021	2020	Increase (Decrease)

Operating loss	$(17,973,617)	$(11,523,886)	$6,449,731

As a result of the foregoing, our operating loss increased by $6,449,731 to $17,973,617 for the year ended December 31, 2021, compared with $11,523,886 for the year ended December 31, 2020. The operating loss increased primarily as a result of an increase in operating expenses of approximately $6,618,000 primarily associated with the American Robotics acquisition as described above.

Other Income (Expense), net

	Year Ended
	December 31,
	2021	2020	Increase (Decrease)

Other income (expense), net	$27,793	$(1,953,994)	$(1,981,787)

Other expense, decreased by $1,981,787 to other income of $27,793 for the year ended December 31, 2021, compared to other expense of $1,953,994 for the year ended December 31, 2020. During the year ended December 31, 2021, compared to the year ended December 31, 2020, we reported a decrease in interest expense of $1,361,162 due to payoff of the Steward Capital note payable in the second quarter of 2021 as well as $571,691 increase in other income primarily due to the PPP loan forgiveness of $666,091.

Net Loss

	Year Ended
	December 31,
	2021	2020	Increase (Decrease)

Net Loss	$(15,023,842)	$(13,477,880)	$1,545,962

As a result of the net effects of the foregoing partially offset by the provision for income tax benefit reported in the amount of $2,921,982, net loss increased by $1,545,962 to $15,023,842 for the year ended December 31, 2021, compared with $13,477,880 for the year ended December 31, 2020. Net loss per share of common stock, basic and diluted, was $(0.44) for the year ended December 31, 2021, compared with approximately $(0.66) for the year ended December 31, 2020. The income tax benefit resulted from the release of valuation allowance against Ondas net operating loss carryforwards to offset the deferred liability acquired as part of the American Robotics acquisition.

Summary of (Uses) and Sources of Cash

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(16,895,416)	$(7,534,256)
Net cash used in investing activities	(10,210,631)	(16,140)
Net cash provided by financing activities	41,860,437	31,458,101
Increase in cash	14,754,390	23,907,705
Cash, beginning of period	26,060,733	2,153,028
Cash, end of period	$40,815,123	$26,060,733

The principal use of cash in operating activities for the year ended December 31, 2021 was to fund the Company’s current expenses primarily related to both sales and marketing and research and development activities necessary to allow us to service and support customers. The increase in cash flows used in operating activities of approximately $9,361,000 was primarily due to reduction in payables and accruals and increase in expenses related to acquisition of American Robotics. Cash flows used in investing activities increased by approximately $10,194,000 primarily due to the acquisition of American Robotics, investment in Dynam A.I., purchase of lab equipment, and a security deposit on our lease renewal in Sunnyvale, CA. The increase in cash provided by financing activities of approximately $10,402,000 was due to the 2021 Public Offering which raised approximately $47,524,000 compared to 2020 Public offering that raised approximately $31,254,000, partially offset by repayment of the Steward Capital Loan and proceeds from sale of preferred stock in 2020.

Liquidity and Capital Resources

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. On December 31, 2021, we had stockholders’ equity of approximately $112,233,000. On December 31, 2021, we had net long-term borrowings outstanding of approximately $300,000 and no short-term borrowings. On December 31, 2021, we had cash of approximately $40,815,000 and working capital of approximately $40,032,000.

In December 2020, the Company completed a registered public offering of its common stock, generating net proceeds of approximately $31,254,000. In June 2021, the Company completed another registered public offering of its common stock, generating net proceeds of approximately $47,524,000. We believe the funds raised in the December 2020 and June 2021 equity offerings, in addition to growth in revenue expected as the Company executes its business plan, will fund its operations for at least the next twelve months from the issuance date of the accompanying financial statements.

Our future capital requirements will depend upon many factors, including progress with developing, manufacturing and marketing our technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, our ability to establish collaborative arrangements, marketing activities and competing technological and market developments, including regulatory changes and overall economic conditions in our target markets. Our ability to generate revenue and achieve profitability requires us to successfully market and secure purchase orders for our products and services from customers currently identified in our sales pipeline as well as new customers. We also will be required to efficiently manufacture and deliver equipment on those purchase orders. These activities, including our planned research and development efforts, will require significant uses of working capital. There can be no assurance that we will generate revenue and cash as expected in our current business plan. We may seek additional funds through equity or debt offerings and/or borrowings under additional notes payable, lines of credit or other sources. We do not know whether additional financing will be available on commercially acceptable terms or at all, when needed. If adequate funds are not available or are not available on commercially acceptable terms, our ability to fund our operations, support the growth of our business or otherwise respond to competitive pressures could be significantly delayed or limited, which could materially adversely affect our business, financial conditions, or results of operations.

Off-Balance Sheet Arrangements

As of December 31, 2021, we had no off-balance sheet arrangements.

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

We base our estimates and judgments on our experience, our current knowledge, our beliefs of what could occur in the future, our observation of trends in the industry, information provided by our customers and information available from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: share-based compensation expense, income taxes, complex derivative financial instruments and impairment of long-lived assets including intangible assets acquired in business combinations.

Share-Based Compensation Expense. We calculate share-based compensation expense for option awards and certain warrant issuances (“Share-based Award(s)”) based on the estimated grant/issue date fair value using the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) and recognize the expense on a straight-line basis over the vesting period. We account for forfeitures as they occur. We have not included an estimate for forfeitures due to our limited history and we revise based on actual forfeitures each period. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period of the Share-based Award in determining the fair value of Share-based Awards. Although we believe our assumptions used to calculate share-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. Our provision for income taxes is determined using the asset and liability approach to account for income taxes. A current liability is recorded for the estimated taxes payable for the current year. Deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which the timing differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates or tax laws are recognized in the provision for income taxes in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized. Changes in valuation allowances will flow through the statement of operations unless related to deferred tax assets that expire unutilized or are modified through translation, in which case both the deferred tax asset and related valuation allowance are similarly adjusted. Where a valuation allowance was established through purchase accounting for acquired deferred tax assets, any future change will be credited or charged to income tax expense. See Note 13 in the accompanying Notes to Consolidated Financial Statements for discussion related to Tax Reform.

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

Complex Derivative Financial Instruments. From time to time, we sell common stock, and we issue convertible debt, both with common stock purchase warrants, which may include terms requiring conversion price or exercise price adjustments based on subsequent issuance of securities at prices lower than those in the agreements of such securities. In these situations, the instruments may be accounted for as liabilities and recorded at fair value each reporting period. Due to the complexity of the agreement, we use an outside expert to assist in providing the mark to market fair valuation of the liabilities over the reporting periods in which the original agreement was in effect. It was determined that a Binomial Lattice option pricing model using a Monte Carlo simulation would provide the most accuracy given all the potential variables encompassing a future dilutive event. This model incorporated transaction assumptions such as our stock price, contractual terms, maturity, risk free rates, as well as estimates about future financings, volatility, and holder behavior. Although we believe our estimates and assumptions used to calculate the fair valuation liabilities and related expense were reasonable, these assumptions involved complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

Impairment of Long-Lived Assets. Carrying values of property and equipment and finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset group’s carrying value for recoverability. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. Assessments also consider changes in asset utilization, including the temporary idling of capacity and the expected timing for placing this capacity back into production. If the carrying value of the assets are not recoverable, then a loss is recorded for the difference between the assets’ fair value and respective carrying value. The fair value of the assets is determined using an “income approach” based upon a forecast of all the expected discounted future net cash flows associated with the subject assets. Some of the more significant estimates and assumptions include: market size and growth, market share, projected selling prices, manufacturing cost and discount rate. Our estimates are based upon historical experience, commercial relationships, market conditions and available external information about future trends

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions for recognizing deferred taxes for investments, performing intra-period tax allocation and calculating income taxes in interim periods. ASU 2019-12 is applicable to all entities subject to income taxes. ASU 2019-12 provides guidance to minimize complexity in certain areas by introducing a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and guides whether to relate a step-up tax basis to a business combination or separate transaction. ASU 2019-12 changes the current guidance of making an intraperiod allocation, determining when a tax liability is recognized after a foreign entity investor transition to or from equity method of accounting, accounting for tax law changes and year-to-date losses in interim periods, and determining how to apply income tax guidance to franchise taxes. The amendments from ASU 2019-12 are effective for all public business entities for fiscal years beginning after December 15, 2020 and include interim periods. The guidance is effective for all other entities for fiscal years beginning after December 15, 2021 and for interim periods beginning after December 15, 2022. Early adoption was permitted. The adoption of this pronouncement during the year ended December 31, 2021 had no impact on our accompanying consolidated financial statements.

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

In May 2021, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2021-04—Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU are effective for public and nonpublic entities for fiscal years beginning after December 15, 2021, and interim periods with fiscal years beginning after December 15, 2021. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effects of the adoption of ASU No. 2021-04 on its consolidated financial statements.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models previously used under U.S. generally accepted accounting principles, which generally require that a loss be incurred before it is recognized. The new standard also applies to financial assets arising from revenue transactions such as contract assets and accounts receivables. For public business entities that meet the definition of an SEC filer, excluding entities eligible to be SRCs as defined by the SEC, ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019. All other entities, ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the effects of the adoption of ASU No. 2016-13 on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

Item 8. Financial Statements and Supplementary Data.

Financial statements begin on page F-1 following this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 89)

To the Board of Directors and
Stockholders of Ondas Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ondas Holdings Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two years period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combinations – Valuation of Acquired Intangible Assets

As described in Note 5 to the consolidated financial statements, on August 5, 2021, the Company acquired American Robotics, Inc. for purchase consideration of approximately $69.3 million. The Company accounted for the acquisition in accordance with ASC Topic 805, Business Combinations, which required the Company to exercise judgment and make estimates and assumptions based on available information regarding the fair values of intangible assets as of the date of the acquisition.

We identified the fair values of certain identifiable intangible assets, primarily developed technology, trademarks and FAA waiver, as critical audit matters. The principal considerations for our determination included the following: (i) changes in the key assumptions could have a significant impact on the fair value of the intangible assets acquired, (ii) subjectivity and judgment required to determine significant unobservable inputs and assumptions utilized by the Company in determining the fair value of the intangible assets, specifically projected revenue growth rates, expected cash flow, royalty rates and discount rates and (iii) the appropriateness of the use of various valuation models to determine the fair value of the developed technology, trademarks and FAA waiver acquired. Auditing these factors involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address the matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Assessing the reasonableness of projected revenue growth rates and expected cash flow through: (i) evaluating the Company’s objectives, strategies, and related business risks, (ii) evaluating consistency with available industry or other third-party reports or data, and (iii) evaluating the Company’s relevant evidence and analysis for the significant assumptions.

●	Utilizing personnel with specialized knowledge and skill with valuations to (i) assess the reasonableness of royalty rates and discount rates utilized in the various valuation models and (ii) assess the appropriateness of the various valuation models utilized by management to determine the fair values of the developed technology, trademarks and FAA waiver acquired.

/s/ Rosenberg Rich Baker Berman, P.A.

We served as the Company’s auditor since 2017.

Somerset, NJ

March 22, 2022

ONDAS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current Assets:
Cash	$40,815,123	$26,060,733
Accounts receivable, net	1,213,195	47,645
Inventory, net	1,178,345	1,152,105
Other current assets	1,449,610	629,030
Total current assets	44,656,273	27,889,513

Property and equipment, net	1,031,999	163,084

Other Assets:
Goodwill	45,026,583	-
Intangible assets, net	25,169,489	379,530
Long-term equity investment	500,000	-
Lease deposits	218,206	28,577
Operating lease right of use assets	836,025	51,065
Total other assets	71,750,303	459,172
Total assets	$117,438,575	$28,511,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,411,085	$2,368,203
Operating lease liabilities	550,525	56,168
Accrued expenses and other current liabilities	1,149,907	2,832,780
Secured promissory note, net of debt discount of $0 and $120,711, respectively	-	7,003,568
Deferred revenue	512,397	165,035
Notes payable	-	59,550
Total current liabilities	4,623,914	12,485,304

Long-Term Liabilities:
Notes payable	300,000	906,541
Accrued interest	40,152	36,329
Operating lease liabilities, net of current	241,677	-
Total long-term liabilities	581,829	942,870
Total liabilities	5,205,743	13,428,174

Commitments and Contingencies (Note 14)

Stockholders’ Equity
Preferred stock - par value $0.0001; 5,000,000 shares authorized at December 31, 2021 and December 31, 2020, respectively, and none issued or outstanding at December 31, 2021 and December 31, 2020, respectively	-	-
Preferred stock, Series A - par value $0.0001; 5,000,000 shares authorized at December 31, 2021 and December 31, 2020, respectively, and none issued or outstanding at December 31, 2021 and December 31, 2020, respectively	-	-
Common stock - par value $0.0001; 116,666,667 shares authorized; 40,990,604 and 26,540,769 issued and outstanding, respectively December 31, 2021 and December 31, 2020, respectively	4,099	2,654
Additional paid in capital	192,502,122	80,330,488
Accumulated deficit	(80,273,389)	(65,249,547)
Total stockholders’ equity	112,232,832	15,083,595
Total liabilities and stockholders’ equity	$117,438,575	$28,511,769

 The accompanying footnotes are an integral part of these consolidated financial statements.

ONDAS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020

Revenues, net	$2,906,771	$2,163,719
Cost of goods sold	1,810,942	1,236,051
Gross profit	1,095,829	927,668

Operating expenses:
General and administration	11,781,503	7,641,234
Sales and marketing	1,487,394	1,223,767
Research and development	5,800,549	3,586,553
Total operating expenses	19,069,446	12,451,554

Operating loss	(17,973,617)	(11,523,886)

Other income
Other income	591,900	20,209
Interest income	11,578	251
Interest expense	(575,685)	(1,936,847)
Change in fair value of derivative liability	-	(37,607)
Total other income (expense), net	27,793	(1,953,994)

Loss before benefit from income taxes	(17,945,824)	(13,477,880)

Benefit from income taxes	2,921,982	-

Net loss	(15,023,842)	(13,477,880)

Net loss per share - basic and diluted	$(0.44)	$(0.66)

Weighted average number of common shares outstanding, basic and diluted	34,180,897	20,428,490

The accompanying footnotes are an integral part of these consolidated financial statements.

ONDAS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2019	-	$-	19,756,154	$1,976	$39,339,449	$(51,771,667)	(12,430,242)
Stock-based compensation	-	-	-	-	4,676,362	-	4,676,362
Issuance of Series A in connection with private placement, net of costs	2,217,500	222	-	-	4,217,748	-	4,217,970
Issuance of Series A in connection with exchange of debt	132,890	13	-	-	265,766	-	265,779
Derivative liability	-	-	-	-	(32,906)	-	(32,906)
Reclassification of derivative	-	-	-	-	70,513	-	70,513
Mandatory conversion of Series A	(2,350,390)	(235)	994,452	99	136	-	-
Issuance in connection with extension of debt			40,000	4	389,996	-	390,000
Shares issued in public offering, net of costs	-	-	5,750,163	575	31,253,422	-	31,253,997
Forgiveness of accrued officer’s salary	-	-	-	-	150,002	-	150,002
Net loss	-	-	-	-	-	(13,477,880)	(13,477,880)

Balance, December 31, 2020	-	$-	26,540,769	$2,654	$80,330,488	$(65,249,547)	$15,083,595

Balance, December 31, 2020	-	$-	26,540,769	$2,654	$80,330,488	$(65,249,547)	$15,083,595
Stock-based compensation	-	-	-	-	3,253,590	-	3,253,590
Issuance of shares from 2021 Public Offering, net of costs	-	-	7,360,000	736	47,522,833	-	47,523,569
Issuance of shares in connection with acquisition of American Robotics, Inc.	-	-	6,749,974	675	52,514,123	-	52,514,798
Issuance of warrants in connection with acquisition of American Robotics, Inc.	-	-	-	-	6,904,543	-	6,904,543
Issuance of vested stock options in connection with acquisition of American Robotics, Inc.	-	-	-	-	380,330	-	380,330
Restricted stock units issued	-	-	152,410	15	(15)	-	-
Shares issued in exercise of options	-	-	47,846	5	99,993	-	99,998
Shares issued in exercise of warrants	-	-	139,605	14	1,361,134	-	1,361,148
Forgiveness of accrued officer’s salary	-	-	-	-	135,103	-	135,103
Net loss	-	-	-	-	-	(15,023,842)	(15,023,842)

Balance, December 31, 2021	-	$-	40,990,604	$4,099	$192,502,122	$(80,273,389)	$112,232,832

The accompanying footnotes are an integral part of these consolidated financial statements.

ONDAS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(15,023,842)	$(13,477,880)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	116,231	97,759
Amortization of deferred financing costs	120,712	712,395
Provision for obsolete inventory	100,254	-
PPP Loan forgiveness	(666,091)	-
Amortization of intangible assets	1,396,364	19,840
Deferred income taxes, release of valuation allowance	(2,921,982)	-
Change in fair value of derivative liability	-	37,607
Amortization of right of use asset	302,931	280,354
Loss on Intellectual Property	97,789	33,334
Stock-based compensation	3,253,590	4,676,362
Changes in operating assets and liabilities:
Accounts receivable	(1,153,315)	(27,433)
Inventory	(126,494)	(297,904)
Other current assets	(696,280)	(430,357)
Accounts payable	(86,658)	46,004
Deferred revenue	314,370	(213,815)
Operating lease liability	(336,432)	(485,687)
Accrued expenses and other current liabilities	(1,586,563)	1,495,165
Net cash flows used in operating activities	(16,895,416)	(7,534,256)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(104,112)	(31,117)
Purchase of equipment	(923,718)	(8,598)
Purchase of American Robotics, Inc., net of cash acquired	(6,517,338)	-
Investment in Dynam A.I.	(500,000)	-
Security deposit	(165,463)	23,575
Cash disbursement on note receivable	(2,000,000)	-
Net cash flows used in investing activities	(10,210,631)	(16,140)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from paycheck protection program loan	-	666,091
Proceeds from sale of preferred stock, net of costs	-	4,217,970
Proceeds from sale of common stock, net of costs	47,523,569	31,253,998
Proceeds from exercise of stock options and warrants	1,461,146	-
Payments on loan payable	(7,124,278)	(4,679,958)
Net cash flows provided by financing activities	41,860,437	31,458,101

Increase in cash and cash equivalents	14,754,390	23,907,705
Cash and cash equivalent, beginning of period	26,060,733	2,153,028
Cash and cash equivalents, end of period	$40,815,123	$26,060,733

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$1,042,737	$337,097
Cash paid for income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Forgiveness of accrued officer’s salary	$135,103	$150,002
Debt exchanged for preferred stock	$-	$265,779
Accrued interest converted to debt	$-	$1,254,236
Shares issue for extension of debt	$-	$390,000
Common stock, warrants and forgiveness of note receivable in relation to acquisition of American Robotics	$61,811,179	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

ONDAS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company

Ondas Holdings Inc. (“Ondas Holdings”, “Ondas”, the “Company,” “we,” or “our”) was originally incorporated in Nevada on December 22, 2014, under the name of Zev Ventures Incorporated. On September 28, 2018, we acquired Ondas Networks Inc., a Delaware corporation (“Ondas Networks”), and changed our name to Ondas Holdings Inc. On August 5, 2021, we acquired American Robotics, Inc. (“American Robotics” or “AR”), a Delaware corporation. As a result of these acquisitions, Ondas Networks and American Robotics became our wholly owned subsidiaries. These two wholly owned subsidiaries are now Ondas’ primary focus. Ondas’ corporate headquarters are located in Waltham, MA. Ondas Networks has offices and facilities in Sunnyvale, California, and American Robotics’ offices and facilities are located in Waltham, Massachusetts and Marlborough, Massachusetts.

Ondas has a third wholly owned subsidiary, FS Partners (Cayman) Limited, a Cayman Islands limited liability company (“FS Partners”), and one majority owned subsidiary, Full Spectrum Holding Limited, a Cayman Islands limited liability company (“FS Holding”), which owned 100% of Ondas Network Limited, organized in Chengdu Province, China. FS Partners and Ondas Network Limited were both formed for the purpose of operating in China. As of December 31, 2019, we revised our business strategy, and discontinued all operations in China. On June 2, 2020, Ondas Network Limited was deregistered by the authority of the Chengdu High-Tech Zone, Market Supervision Administration. Both FS Partners and FS Holdings had no operations during 2020 and 2021, and we are in the process of dissolving them and expect the process to be completed by the end of 2022.

Business Activity

Ondas is a leading provider of private wireless, drone, and automated data solutions through its wholly owned subsidiaries Ondas Networks and American Robotics. Ondas Networks and American Robotics together provide users in rail, energy, mining, agriculture, and critical infrastructure markets with improved connectivity, data collection capabilities, and automated decision-making to improve operations. We operate our two subsidiaries as separate business segments.

Ondas Networks

Ondas Networks provides wireless connectivity solutions enabling mission-critical Industrial Internet applications and services. We refer to these applications as the Mission-Critical Internet of Things (“MC-IoT”). Our wireless networking products are applicable to a wide range of MC-IoT applications, which are most often located at the very edge of large industrial networks. These applications require secure, real-time connectivity with the ability to process large amounts of data at the edge of large industrial networks. Such applications are required in all of the major critical infrastructure markets, including rail, electric grids, drones, oil and gas, and public safety, homeland security and government, where secure, reliable and fast operational decisions are required in order to improve efficiency and ensure a high degree of safety and security.

We design, develop, manufacture, sell and support FullMAX, our patented, Software Defined Radio (“SDR”) platform for secure, licensed, private, wide-area broadband networks. Our customers install FullMAX systems in order to upgrade and expand their legacy wide-area network infrastructure. Our MC-IoT intellectual property has been adopted by the Institute of Electrical and Electronics Engineers (“IEEE”), the leading worldwide standards body in data networking protocols, and forms the core of the IEEE 802.16s standard.

American Robotics

American Robotics designs, develops and manufactures autonomous drone systems, providing high-fidelity, ultra-high-resolution aerial data to enterprise customers. We provide our customers turnkey data solutions designed to meet their unique requirements in the field. We do this via our internally developed Scout System™, an industrial drone platform which provides commercial and government customers with the ability to continuously digitize, analyze, and monitor their assets and field operations in near real-time.

The Scout System™ has been designed from the ground up as an end-to-end product capable of continuous unattended operations in the real world. Powered by innovations in robotics automation, machine vision, edge computing, and AI, the Scout System™ provides efficiencies as a drone solution for commercial use. Once installed in the field at customer locations, a fleet of connected Scout Systems remain indefinitely in an area of operation, automatically collecting data each day, self-charging, and seamlessly delivering data analysis regularly and reliably. AR markets the Scout System™ under a Robot-as-a-Service (“RaaS”) business model, whereby our drone platform aggregates customer data and provides the data analytics meeting customer requirements in return for an annual subscription fee.

ONDAS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Scout System™ consists of (i) Scout™, a highly automated, AI-powered drone with advanced imaging payloads (ii) the ScoutBaseTM, a ruggedized weatherproof base station for housing, charging, data processing, and cloud transfer, and (iii) ScoutViewTM, a secure web portal and API which enables remote interaction with the system, data, and resulting analytics anywhere in the world. These major subsystems are connected via a host of supporting technologies. Using a suite of proprietary technologies, including Detect-and-Avoid (“DAA”) and other proprietary intelligent safety systems, we achieved the first and only Federal Aviation Administration (“FAA”) approval for automated operations without a human on-site in the United States on January 15, 2021.

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

Liquidity

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. On December 31, 2021, we had stockholders’ equity of approximately $112,233,000. On December 31, 2021, we had net long-term borrowings outstanding of approximately $300,000 and no short-term borrowings. On December 31, 2021, we had cash of approximately $40,815,000 and working capital of approximately $40,032,000.

In December 2020, the Company completed a registered public offering of its common stock, generating net proceeds of approximately $31,254,000. In June 2021, the Company completed another registered public offering of its common stock, generating net proceeds of approximately $47,524,000. We believe the funds raised in the December 2020 and June 2021 equity offerings, in addition to growth in revenue expected as the Company executes its business plan, will fund its operations for at least the next twelve months from the issuance date of the accompanying financial statements.

Our future capital requirements will depend upon many factors, including progress with developing, manufacturing and marketing our technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, our ability to establish collaborative arrangements, marketing activities and competing technological and market developments, including regulatory changes and overall economic conditions in our target markets. Our ability to generate revenue and achieve profitability requires us to successfully market and secure purchase orders for our products and services from customers currently identified in our sales pipeline as well as new customers. We also will be required to efficiently manufacture and deliver equipment on those purchase orders. These activities, including our planned research and development efforts, will require significant uses of working capital. There can be no assurance that we will generate revenue and cash as expected in our current business plan. We may seek additional funds through equity or debt offerings and/or borrowings under additional notes payable, lines of credit or other sources. We do not know whether additional financing will be available on commercially acceptable terms or at all, when needed. If adequate funds are not available or are not available on commercially acceptable terms, our ability to fund our operations, support the growth of our business or otherwise respond to competitive pressures could be significantly delayed or limited, which could materially adversely affect our business, financial conditions, or results of operations.

COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified and has resulted in increased travel restrictions, business disruptions and emergency quarantine measures across the world including the United States.

The Company’s business, financial condition and results of operations were impacted from the COVID-19 pandemic for the years ended December 31, 2021 and 2020 as follows:

●	sales and marketing efforts were disrupted as our business development team was unable to travel to visit customers and customers were unable to receive visitors for on-location meetings;

●	field activity for testing and deploying our wireless systems was delayed due to the inability for our field service team to install and test equipment for our customers; and

●	Manufacturing and sales were disrupted due to ongoing supply chain constraints for certain critical parts.

ONDAS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company expects its business, financial condition and results of operations will be impacted from the COVID-19 pandemic during 2022, primarily due to the slowdown of customer activity during 2020 and 2021, ongoing supply chain constraints for certain critical parts, and difficulties in attracting employees. The extent to which the coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 and its variants. As a result, the Company is unable to reasonably estimate the full extent of the impact from the COVID-19 pandemic on its future business, financial conditions, and results of operations. In addition, if the Company were to experience any new impact to its operations or incur additional unanticipated costs and expenses as a result of the COVID-19 pandemic, such operational delays and unanticipated costs and expenses could further adversely impact the Company’s business, financial condition and results of operations during 2022.

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

Business Combinations

The Company utilized ASC 805, Business Combinations (“ASC 805”) to account for the August 5, 2021 acquisition of American Robotics (see note 5 for more details).

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

Intangible assets represent patents, licenses, and allocation of purchase price to identifiable intangible assets of an acquired business. The Company estimates the fair value of its reporting units using the fair market value measurement requirement. Intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.

We amortize our intangible assets with a finite life on a straight-line basis, over 20 years for patents; 10 years for developed technology, 10 years for licenses, trademarks, and the FAA waiver; 5 years for customer relationships; and 1 year for non-compete agreements.

Segment Information

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The Company’s CODM is its Chief Executive Officer. The Company determined it has two reportable segments: Ondas Networks and American Robotics as the CODM reviews financial information for these two businesses separately The Company has no inter-segment sales.

Use of Estimates

The process of preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements. Such management estimates include those relating to allocation of consideration for business combinations to identifiable tangible and intangible assets, revenue recognition, inventory write-downs to reflect net realizable value, assumptions used in the valuation of stock-based awards and valuation allowances against deferred tax assets. Actual results could differ from those estimates.

ONDAS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. On December 31, 2021 and 2020, we had no cash equivalents. The Company periodically monitors its positions with, and the credit quality of the financial institutions with which it invests. Periodically, throughout the year, and as of December 31, 2021, the Company has maintained balances in excess of federally insured limits. As of December 31, 2021, the Company was approximately $40,180,000 in excess of federally insured limits.

Accounts Receivable

Accounts receivable are stated at a gross invoice amount less an allowance for credit losses. We estimate allowance for credit losses by evaluating specific accounts where information indicates our customers may have an inability to meet financial obligations, such as customer payment history, credit worthiness and receivable amounts outstanding for an extended period beyond contractual terms. We use assumptions and judgment, based on the best available facts and circumstances, to record an allowance to reduce the receivable to the amount expected to be collected. These allowances are evaluated and adjusted as additional information is received. We had no allowance for credit losses as of December 31, 2021 and 2020.

Inventory

Inventories, which consist solely of raw materials, work in process and finished goods, are stated at the lower of cost (first-in, first-out) or net realizable value, net of reserves for obsolete inventory. We continually analyze our slow-moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. On December 31, 2021 and 2020, such reserves were $100,254 and $0, respectively.

Inventory consists of the following:

	December 31, 2021	December 31, 2020
Raw Material	$1,153,254	$911,753
Work in Process	65,192	172,207
Finished Goods	60,153	68,145
Less Inventory Reserves	(100,254)	-
Total Inventory, Net	$1,178,345	$1,152,105

Property and Equipment

All additions, including improvements to existing facilities, are recorded at cost. Maintenance and repairs are charged to expense as incurred. Depreciation of property and equipment is principally recorded using the straight-line method over the estimated useful lives of the assets. The estimated useful lives typically are (i) three to seven years for computer equipment and software, (ii) five years for vehicles and base stations, (iii) five to seven years for furniture and fixtures and test equipment, and (iv) two years for drones. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. Upon the disposal of property, the asset and related accumulated depreciation accounts are relieved of the amounts recorded therein for such items, and any resulting gain or loss is recorded in operating expenses in the year of disposition.

Software

Costs incurred internally in researching and developing a software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to production. The amortization of these costs is included in cost of revenue over the estimated life of the products. As of December 31, 2021 and 2020, the Company had no internally developed software.

ONDAS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

Long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows is less than its carrying value. The amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. The impairments of long-lived assets was $97,789 and $33,334 for the years ended December 31, 2021 and 2020, respectively.

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

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the years ended December 31, 2021 and 2020:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	December 31,
	2021	2020

Balance, beginning of period	$-	$-
Recognition of derivative liability	-	(32,906)
Change in fair value of derivative liability	-	(37,607)
Reclassification to additional paid in capital	-	70,513
Balance, end of period	$-	$-

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of equity financings, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should the planned equity financings be abandoned, the deferred offering costs are expensed immediately as a charge to other income (expense) in the consolidated statement of operations. For the years ended December 31, 2021 and 2020, the Company recorded reduction in additional paid-in capital of $390,032 and $929,299, respectively. For the years ended December 31, 2021 and 2020, the Company expensed offering costs of $0 and $0, respectively.

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

Share-Based Compensation

We calculate share-based compensation expense for option awards and certain warrant issuances (“Share-based Award(s)”) based on the estimated grant/issue date fair value using the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) and recognize the expense on a straight-line basis over the vesting period. We account for forfeitures as they occur. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period of the Share-based Award in determining the fair value of Share-based Awards. Although we believe our assumptions used to calculate share-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

ONDAS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

Development projects

Ondas has two business segments that generate revenue: Ondas Networks and American Robotics. Ondas Networks generates revenue from product sales, services, and development projects. American Robotics generates revenue through data subscription services and development projects.

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

Revenue for development projects is typically recognized over time using a percentage of completion input method, whereby revenues are recorded on the basis of the Company’s estimates of satisfaction of the performance obligation based on the ratio of actual costs incurred to total estimated costs. The input method is utilized because management considers it to be the best available measure of progress as the performance obligations are completed.

Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Impacts from changes in estimates of revenue and cost of revenue are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods base in the performance completed to date.

ONDAS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of August 5, 2021, American Robotics had signed subscription agreements of varying contract lengths with customers in multiple industries including agriculture, oil and gas and materials management. Subscription revenue is recognized on straight line basis over the length of the customer subscription agreement. If a subscription payment is received prior to installation and operation of the Scout System, it is held in deferred revenue and recognized after operation commences over the length of the subscription service. American Robotics also provides customized data solutions for certain customers and receives development revenue for those services.

Collaboration Arrangements within the Scope of ASC 808, Collaborative Arrangements

The Company’s development revenue includes contracts where the Company and the customer work cooperatively to develop software and hardware applications. The Company analyzes these contracts to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and are therefore within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements that are deemed to be within the scope of ASC 808, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company’s policy is generally to recognize amounts received from collaborators in connection with joint operating activities that are within the scope of ASC 808 as a reduction in research and development expense. As of December 31, 2021 and 2020, the Company has not identified any contracts with its customers that meet the criteria of ASC 808.

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

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the products or services promised within each contract and determines those that are performance obligations and assesses whether each promised product or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current, and forecasted) that is reasonably available. Sales and other taxes collected on behalf of third parties are excluded from revenue. For the years ended December 31, 2021 and 2020, none of our contracts with customers included variable consideration.

Contracts that are modified to account for changes in contract specifications and requirements are assessed to determine if the modification either creates new or changes the existing enforceable rights and obligations. Generally, contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. For the years ended December 31, 2021 and 2020, there were no modifications to contract specifications.

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

Disaggregation of Revenue

The following tables present our disaggregated revenues by Type of Revenue and Timing of Revenue.

	Years Ended December 31,
	2021	2020
Type of Revenue
Product revenue	$405,570	$1,151,557
Service and subscription revenue	96,933	62,410
Development revenue	2,401,474	943,357
Other revenue	2,794	6,395
Total revenue	$2,906,771	$2,163,719

Of the service and subscription revenue above, $66,617 and $0 represents American Robotics subscription revenue for the years ended December 31, 2021 and 2020, respectively.

ONDAS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2021	2020
Timing of Revenue
Revenue recognized point in time	$438,413	$1,287,132
Revenue recognized over time	2,468,358	876,587
Total revenue	$2,906,771	$2,163,719

Of the revenue recognized over time above, $66,617and $0 represents American Robotics subscription revenue for the years ended December 31, 2021 and 2020, respectively.

Contract Assets and Liabilities

We recognize a receivable or contract asset when we perform a service or transfer a good in advance of receiving consideration. A receivable is recorded when our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. A contract asset is recorded when our right to consideration in exchange for goods or services that we have transferred or provided to a customer is conditional on something other than the passage of time. We did not have any contract assets recorded on December 31, 2021 and 2020.

We recognize a contract liability when we receive consideration, or if we have the unconditional right to receive consideration, in advance of satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. The table below details the activity in our contract liabilities during the years ended December 31, 2021 and 2020, and the balance at the end of each year is reported as deferred revenue in the Company’s consolidated balance sheet.

	Years Ended December 31,
	2021	2020
Balance, beginning of year	$165,035	$378,850
Additions	2,238,137	1,053,850
Transfer to revenue	(1,890,775)	(1,267,665)
Balance, end of year	$512,397	$165,035

Warranty Reserve

For our software and hardware products, we provide a limited one-year assurance-type warranty and for our development service, we provide no warranties. The assurance-type warranty covers defects in material and workmanship only. If a software or hardware component is determined to be defective after being tested by the Company within the one-year, the Company will repair, replace or refund the price of the covered hardware and/or software to the customer (not including any shipping, handling, delivery or installation charges). We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance-type warranties and has determined that the estimated outstanding warranty obligations on December 31, 2021 and 2020 are immaterial to the Company’s financial statements.

Leases

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. During the year ended December 31, 2021, the Company’s operating leases consisted of office space in Sunnyvale, CA (the “Gibraltar Lease”) and Marlborough, MA (the “American Robotics Lease”). For the year ended December 31, 2020, the Company had operating leases primarily consisting of two office space leases in Sunnyvale, California (the “North Pastoria Lease” and the “Gibraltar Lease”) (collectively, the “Sunnyvale Leases”). On December 31, 2020, the North Pastoria Lease expired. The Gibraltar Lease expired on February 28, 2021 and was verbally extended to March 31, 2021 under the same terms.

ONDAS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On August 5, 2021, the Company acquired American Robotics and the American Robotics Lease, wherein the base rate is $15,469 per month, with an annual increase of 3% through January 2024, with a security deposit of $24,166. On August 19, 2021, American Robotics amended their lease to reduce their space to approximately 10,450 square feet. The amendment reduced their annual base rent to $8,802 per month, with an annual increase of 3% through January 2024.

On October 8, 2021, American Robotics entered into an 86-month operating lease for space in Waltham, Massachusetts. Lease is scheduled to commence on March 1, 2022 and terminate on April 30, 2029, wherein the base rate is $39,375 per month, increasing 3% annually, with a security deposit due in the amount of $104,040. In conjunction with this new lease, American Robotics is leasing a short-term temporary space at $8,500 per month, until their primary space is available, which is targeted for May 1, 2022. These facilities also serve as Ondas corporate headquarters.

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

Lease Costs

	Years ended December 31,
	2021	2020
Components of total lease costs:
Operating lease expense	$522,012	$325,839
Short-term lease costs (1)	45,498	7,650
Sublease rental income	-	(111,349)
Total lease costs	$567,510	$222,140

(1)	Represents short-term leases which are immaterial.

Lease Positions as of December 31, 2021 and 2020

ROU lease assets and lease liabilities for our operating leases were recorded in the consolidated balance sheet as follows:

	December 31,
	2021	2020
Assets:
Operating lease assets	$836,025	$51,065
Total lease assets	$836,025	$51,065

Liabilities:
Operating lease liabilities, current	$550,525	$56,168
Operating lease liabilities, net of current	241,677	-
Total lease liabilities	$792,202	$56,168

ONDAS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Leases Information

	Years ended December 31,
	2021	2020
Operating cash flows for operating leases	$525,938	$531,166

Weighted average remaining lease term (in years)- operating lease	1.48	0.2
Weighted average discount rate – operating lease	10.93%	14%

Undiscounted Leases Cash Flows

Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet on December 31, 2021, as follows:

Years ending December 31,
2022	$603,003
2023	246,242
2024	9,338
Total future minimum lease payments	$858,583
Lease imputed interest	(66,381)
Total	$792,202

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average shares of common stock outstanding for each period. Diluted net loss per share is the same as basic net loss per share since the Company has net losses for each period presented.

The following potentially dilutive securities for the years ended December 31, 2021 and 2020 have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	Years Ended December 31,
	2021	2020
Warrants to purchase common stock	3,258,961	1,832,910
Options to purchase common stock	687,448	568,006
Restricted stock units	518,750	501,160
Total potentially dilutive securities	4,465,159	2,902,076

ONDAS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits. As of December 31, 2021, the Company was approximately $40,180,000 in excess of federally insured limits.

Credit is extended to customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintains an allowance for credit losses.

Concentration of Customers

The table below sets forth the Company’s customers that accounted for greater than 10% of its revenues for the years ended December 31, 2021 and 2020, respectively:

	Years Ended December 31,
Customer	2021	2020
A	41%	47%
B	55%	46%

Customers A and B accounted for 54% and 36% of the Company’s accounts receivable balance as of December 31, 2021, respectively.

Customer B accounted for 14% of the Company’s accounts receivable balance, while 86% was held by customers with less than 5% of the Company’s revenue for the year ended December 31, 2020.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions for recognizing deferred taxes for investments, performing intra-period tax allocation and calculating income taxes in interim periods. ASU 2019-12 is applicable to all entities subject to income taxes. ASU 2019-12 provides guidance to minimize complexity in certain areas by introducing a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and guides whether to relate a step-up tax basis to a business combination or separate transaction. ASU 2019-12 changes the current guidance of making an intraperiod allocation, determining when a tax liability is recognized after a foreign entity investor transition to or from equity method of accounting, accounting for tax law changes and year-to-date losses in interim periods, and determining how to apply income tax guidance to franchise taxes. The amendments from ASU 2019-12 are effective for all public business entities for fiscal years beginning after December 15, 2020 and include interim periods. The guidance is effective for all other entities for fiscal years beginning after December 15, 2021 and for interim periods beginning after December 15, 2022. Early adoption was permitted. The adoption of this pronouncement during the year ended December 31, 2021 had no impact on our accompanying consolidated financial statements.

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

In May 2021, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2021-04—Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU are effective for public and nonpublic entities for fiscal years beginning after December 15, 2021, and interim periods with fiscal years beginning after December 15, 2021. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effects of the adoption of ASU No. 2021-04 on its consolidated financial statements.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models previously used under U.S. generally accepted accounting principles, which generally require that a loss be incurred before it is recognized. The new standard also applies to financial assets arising from revenue transactions such as contract assets and accounts receivables. For public business entities that meet the definition of an SEC filer, excluding entities eligible to be SRCs as defined by the SEC, ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019. All other entities, ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the effects of the adoption of ASU No. 2016-13 on its consolidated financial statements.

Reclassification

Certain amounts reported in the prior year financial statements have been reclassified to conform to the current year presentation.

ONDAS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	Years Ended December 31,
	2021	2020
Prepaid insurance	$1,026,212	$623,627
Other prepaid expenses	423,398	5,403
Total other current assets	$1,449,610	$629,030

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Years Ended December 31,
	2021	2020

Vehicles	$149,916	$149,916
Computer equipment	183,869	112,615
Furniture and fixtures	141,053	94,053
Software	88,284	61,287
Leasehold improvements	37,401	28,247
Development equipment	56,275	25,395
Base stations	117,850	-
Drones	54,969	-
Construction in progress	627,044	-
	1,456,661	471,513
Less: accumulated depreciation	(424,662)	(308,429)
Total property and equipment	$1,031,999	$163,084

Depreciation expense for the years ended December 31, 2021 and 2020 was $116,231 and $97,759, respectively. During 2020, fully depreciated assets totaling $36,367 were written off.

NOTE 5 – GOODWILL AND BUSINESS ACQUISITION

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

ONDAS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the Agreement, American Robotics stockholders and certain service providers received (i) cash consideration in an amount equal to $7,500,000, less certain indebtedness, transaction expenses and other expense amounts as described in the Agreement; (ii) 6,750,000 shares of the Company’s common stock (inclusive of 26 fractional shares paid in cash as set forth in the Agreement); (iii) warrants exercisable for 1,875,000 shares of the Company’s common stock (the “Warrants”) (inclusive of 24 fractional shares paid in cash and the equivalent of Warrants for 309,320 shares representing the value of options exercisable for 211,038 shares issued under the Company’s incentive stock plan and reducing the aggregate amount of Warrants as set forth in the Agreement); and (iv) the cash release from the PPP Loan Escrow Amount (as defined in the Agreement). Each of the Warrants entitle the holder to purchase a number of shares of the Company’s common stock at an exercise price of $7.89. Each of the Warrants shall be exercisable in three equal annual instalments commencing on the one-year anniversary of the Closing Date and shall have a term of ten years. 59,544 of the stock options were issued fully vested to employees who did not exercise their American Robotics options prior to the Closing Date and had no ongoing service requirements and therefore they were included in the purchase consideration. The remaining 151,494 stock options issued vest over four years and are contingent on ongoing employment by the employee and are recorded as compensation expense over the service period.

During the year ended December 31, 2021, the Company incurred approximately $1,644,000 in transaction costs for professional fees and expenses, which are included in General and administration operating expenses on the Consolidated Statements of Operations.

Also on the Closing Date, the Company entered into employment agreements and issued 1,375,000 restricted stock units (“RSUs”) under the Company’s incentive stock plan to key members of American Robotics’ management. These RSUs vest in equal installments on the next three anniversaries of the Closing Date and vesting is contingent on the individuals remaining employed by the Company. These RSUs are not included in purchase consideration and are expensed ratably over the service period. They were valued at the closing market price on the Closing Date. The compensation expense recognized in 2021 in respect of these restricted stock units was $1,452,385, and as of December 31, 2021 the unrecognized compensation expense was $9,244,115.

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

The following table summarizes the consideration paid for American Robotics and the final allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

Consideration:

Fair value of total consideration transferred	$69,311,577
Fair value of assets acquired:
Cash	$920,011
Other current assets	148,043
Property and equipment	61,430
Intangible assets	26,180,000
Right of use asset	463,252
Other long-term assets	87,217
Total assets acquired	27,859,953
Fair value of liabilities assumed:
Accounts payable	129,541
Deferred revenue	32,992
Accrued payroll and rent	42,617
Lease liabilities	447,827
Deferred tax liability	2,921,982
Total liabilities assumed	3,574,959
Total net assets acquired	24,284,994
Goodwill	45,026,583
Total	$69,311,577

ONDAS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our results for the year ended December 31, 2021 include results from American Robotics between August 6, 2021 and December 31, 2021. The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of American Robotics had occurred on January 1, 2020. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred on January 1, 2020 or what the Company’s operating results will be in future periods.

	(Unaudited)
	Years Ended
	December 31,
	2021	2020
Revenue, net	$2,967,591	$1,977,698
Net loss	$(23,974,346)	$(19,090,387)
Basic Earnings Per Share	$(0.56)	$(0.46)
Diluted Earnings Per Share	$(0.56)	$(0.46)

The intangible assets acquired include the trademarks, FAA waiver, developed technology, non-compete agreements, and customer relationships (see note 6). The deferred tax liability represents the tax effected timing differences relating to the acquired intangible assets to the extent they are not offset by acquired deferred tax assets.

The final allocation of purchase price has changed from the preliminary allocation because of changes in the valuation of intangibles and the 382 analysis of American Robotics net loss operating carryforwards. The resulting changes were a reduction in intangibles assets of $21,080,00, a reduction in the deferred tax liability of $9,818,238 and net other changes of $3,838 resulting in an increase in goodwill of $11,245,618.

The goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes.

We acquired American Robotics in order to broaden the industrial data solutions Ondas is able to provide to customers. The drone is the ultimate data gathering device at the edge of field area operations and American Robotics’ Scout System is a world class drone platform. We believe that combining the technical and industry expertise of Ondas Networks and American Robotics will be highly valued by our customers.

NOTE 6 – INTANGIBLE ASSETS

The components of intangible assets, all of which are finite lived, were as follows:

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life

Patents	$75,266	$(13,077)	$62,189	$25,598	$(3,809)	$21,789	10
Patents in process	89,767	-	89,767	133,112	-	133,112	N/A
Licenses	241,909	(41,471)	200,438	241,909	(17,280)	224,629	10
Trademarks	3,230,000	(130,242)	3,099,758	-	-	-	10
FAA waiver	5,930,000	(239,113)	5,690,887	-	-	-	10
Developed technology	16,120,000	(650,000)	15,470,000	-	-	-	10
Non-compete agreements	840,000	(338,710)	501,290	-	-	-	1
Customer relationships	60,000	(4,839)	55,161	-	-	-	5
	$26,586,942	$(1,417,452)	$25,169,489	$400,619	$(21,089)	$379,530

Amortization expense for years ended December 31, 2021 and 2020 was $1,396,364 and $19,840, respectively.

We recognized losses on intellectual property of $97,789 and $33,334 due to expiration of patent applications for the years ended December 31, 2021 and 2020, respectively.

Estimated amortization expense for the next five years for the intangible costs currently being amortized is as follows:

Year Ending December 31,	Estimated Amortization
2022	$2,072,570
2023	$2,571,280
2024	$2,571,003
2025	$2,571,003
2026	$2,566,164

ONDAS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – LONG-TERM EQUITY INVESTMENT

On October 5, 2021, Ondas Holdings irrevocably subscribed and agreed to purchase 3,141,098 shares of Series A-1 Preferred Stock of Dynam.AI, Inc. (“Dynam”), a tech-enabled services provider for critical or complex artificial intelligence and machine learning projects, par value $0.00001 for the aggregate price of $500,000 representing subscription price of $0.15918 per share by way of a non-brokered private placement for approximately 11% ownership in Dynam. In addition to the equity investment, Ondas Holdings’ wholly owned subsidiary, American Robotics, Inc., entered into a development, services and marketing agreement with Dynam.AI on October 1, 2021. The agreement allows American Robotics to expand and enhance its IP library and analytics capabilities with artificial intelligence using physics-based algorithms and allows Dynam to further the development of Vizlab™, Dynam’s proprietary AI/ML platform, an advanced developer toolkit for data scientists.

This long-term equity investment consists of an equity investment in a private company through preferred shares, which are not considered in-substance common stock, that is accounted for at cost, with adjustments for observable changes in prices or impairments, and is classified as long-term equity investment on our consolidated balance sheets with adjustments recognized in other (expense) income, net on our consolidated statements of operations. The Company has determined that the equity investment does not have a readily determinable fair value and elected the measurement alternative. Therefore, the equity investment’s carrying amount will be adjusted to fair value at the time of the next observable price change for the identical or similar investment of the same issuer or when an impairment is recognized. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investment is impaired. The assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. If the investment is impaired, the Company writes it down to its estimated fair value. As of December 31, 2021 and 2020 the long-term equity investment had a carrying value of $500,000 and $0, respectively.

Our CEO Eric Brock is a director of Dynam.

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	Years Ended December 31,
	2021	2020
Accrued payroll and other benefits	$269,725	$2,125,981
D&O insurance financing payable	719,313	479,712
Accrued interest	-	44,579
Accrued professional fees	117,008	115,000
Other accrued expenses	43,861	67,508
Total accrued expenses and other current liabilities	$1,149,907	$2,832,780

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

The Agreement also contained covenants which included certain restrictions with respect to subsequent indebtedness, liens, loans and investments, asset sales and share repurchases and other restricted payments, subject to certain exceptions. The Agreement also contained financial reporting obligations. An event of default under the Agreement included, but was not limited to, breach of covenants, insolvency, and occurrence of any default under any agreement or obligation of the Company. In addition, the Agreement contained a customary material adverse effect clause which stated that in the event of a material adverse effect, an event of default would occur, and the lender had the option to accelerate and demand payment of all or any part of the loan. A material adverse effect was defined in the Agreement as a material change in our business, operations, properties, assets or financial condition or a material impairment of its ability to perform all obligations under its Agreement.

On September 4, 2020, the Company and Steward Capital entered into the Second Amendment to the Loan and Security Agreement (the “Second Amendment”) to (i) extend the Maturity Date to September 9, 2021 (the “Extended Maturity Date”) and agree to convert all accrued interest into the note, resulting in a new principal balance of $11,254,236, (ii) make all accrued and unpaid interest from September 9, 2020 through the date of maturity due on the Extended Maturity Date, (iii) on or before October 1, 2020, Company were to issue 40,000 shares of Company’s stock to Steward valued at $9.75 per share, or total of $390,000 (issued on September 30, 2020) and (iv) make the fee of 3% of the outstanding principal balance of the loan, or $300,000 (as defined in the First Amendment) due at the updated maturity date of September 9, 2021. The Company concluded that the modifications created by the Second Amendment resulted in a troubled debt restructuring under Accounting Standard Codification—Debt (Topic 470) as it was determined that a concession was granted by Steward Capital. However, as the future payments to be made subsequent to the modification were greater than the carrying value at the time of the modification, no gain or loss was required to be recognized on the troubled debt restructuring.

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

On December 9, 2020, the Company made a $5,000,000 payment to Steward Capital, applying $4,679,958 to principal and $320,042 to accrued interest. On December 31, 2020, the principal balance was $7,003,568, net of debt discount of $120,711 and accreted cost of $550,000. On June 25, 2021, the Company made a final payment of $7,044,750 to Steward Capital, applying $6,574,278 to principal, $404,729 in interest and other fees, and $65,743 in early payment penalties. The agreement was terminated on July 1, 2021. On December 31, 2021 and 2020, accrued interest was $0 and $44,579, respectively, and was included in accrued expenses and other current liabilities in the balance sheet in the accompanying consolidated financial statements. Interest expense for the years ended December 31, 2021 and 2020 was $426,448 and $1,181,288, respectively.

ONDAS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company may at any time on or after a qualified public offering convert any unpaid repayment at the IPO conversion price. The conversion price is the lesser of the (i) price per share of Common Stock sold in the Qualified Public Offering, discounted by 20%, and (ii) the price per share of Common Stock based on a pre-money Company valuation of $50 million on a Fully Diluted Basis.

On both December 31, 2021 and 2020, the total outstanding balance of the convertible promissory note (the “Note”) was $300,000. The maturity date of the Note is based on the payment of 0.6% of quarterly gross revenue until 1.5 times the amount of the Note is paid. Accrued interest on December 31, 2021 and 2020 was $40,152 and $36,329, respectively. Interest expense for both years ended December 31, 2021 and 2020 was $15,000.

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

The program was later amended by the Paycheck Protection Flexibility Act of 2020 whereby debtors were granted a minimum maturity date of the five-year anniversary of the funding date and a deferral of ten months from the end of the covered period. The PPP Loan bore interest at a fixed rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), were to commence after the sixteen-month anniversary of the funding date. The Company did not provide any collateral or guarantees for the PPP Loan, nor did the Company pay any facility charge to obtain the PPP Loan. The Note and Agreement provided for customary events of default, including those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company could prepay the principal of the PPP Loan at any time without incurring any prepayment charges.

All or a portion of the PPP Loan could be forgiven by the SBA upon application to the Lender by the Company within 10 months after the last day of the covered period. The Lender would have 90 days to review borrower’s forgiveness application and the SBA had an additional 60 days to review the Lender’s decision as to whether the borrower’s loan could be forgiven. Under the CARES Act, loan forgiveness was available for the sum of documented payroll costs, covered rent payments, and covered utilities, and certain covered mortgage interest payments during the twenty-four-week period beginning on the date of the first disbursement of the PPP Loan. For purposes of the CARES Act, payroll costs excluded compensation of an individual employee earning more than $100,000, prorated annually. Not more than 40% of the forgiven amount could be for non-payroll costs. Forgiveness was reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually were reduced by more than 25%. On May 4, 2021, the Company submitted an application to the lender with supporting detail requesting forgiveness of the loan. On May 26, 2021, the Company received full forgiveness for both the principal and accrued interest, which is included in other income on the Company’s accompanying consolidated statements of operations.

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock

On December 31, 2021, the Company had 116,666,667 shares of common stock, par value $0.0001 (the “Common Stock”), authorized for issuance, of which 40,990,604 shares of our Common Stock were issued and outstanding.

ONDAS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock

On December 31, 2021, the Company had 10,000,000 shares of preferred stock, par value $0.0001, authorized, of which 5,000,000 shares are designated as Series A Convertible Preferred Stock (“Series A Preferred”) and 5,000,000 shares are non-designated (“blank check”) shares. As of December 31, 2021 and December 31, 2020, the Company had no preferred stock outstanding.

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

Series A Preferred Stock

On August 14, 2020, the Company filed a Certificate of Designation with the State of Nevada to designate 5,000,000 shares of the Company’s preferred stock as Series A Preferred. Shares of Series A Preferred rank pari passu with the Company’s common stock, except that holders of Series A Preferred shall have certain liquidation preferences as set forth in the Certificate of Designation and the holders of the Series A Preferred are not entitled to vote on any matters presented to the stockholder of the Company. The Certificate of Designation became effective in August 2020.

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

On August 14, 2020, the Company entered into securities purchase agreements (the “2020 Purchase Agreements”) with certain purchasers (the “2020 Investors”), which provided for the sale of an aggregate of $4,435,000 ($4,483,749 after payment of offering expenses) and the exchange for debt of $265,779 of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred”) at a purchase price of $2.00 per share (the “Purchase Price”) (the “Offering”). On August 14, 2020 and August 27, 2020, pursuant to the 2020 Purchase Agreements, the Company issued an aggregate of 2,350,390 shares of Series A Preferred to the 2020 Investors (collectively the “2020 Closing”). In connection with the 2020 Closing, Eric Brock, the Company’s Chief Executive Officer purchased 157,500 shares of Series A Preferred.

ONDAS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 8, 2020, the Company’s outstanding 2,350,390 shares of Series A Convertible Preferred Stock mandatorily converted into an aggregate of 979,361 shares of Common Stock, which includes an aggregate of 195,881 shares of Common Stock in connection with the 25% premium discussed above. Additionally, the Company issued an aggregate of 15,093 shares of Common Stock in lieu of declaring a dividend on shares of Series A Convertible Preferred Stock. The shares of Common Stock issued in connection with the offering and the conversion were issued in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act, for securities exchanged by the Company and existing security holders where no commission or other remuneration is paid or given directly or indirectly by the Company for soliciting such exchange, and the shares of Common Stock issued in lieu of declaring a dividend were issued in reliance upon the exemption set forth in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder in a transaction not involving a public offering.

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

2021 Public Offering

On June 8, 2021, the Company entered into an underwriting agreement (the “2021 Underwriting Agreement”) with Oppenheimer & Co. Inc., acting as the representative for the underwriters identified therein (the “Underwriters”), relating to the Company’s public offering (the “2021 Public Offering”) of 6,400,000 shares (the “2021 Firm Shares”) of the Company’s Common Stock. Pursuant to the 2021 Underwriting Agreement, the Company also granted the Underwriters a 30-day option to purchase up to an additional 960,000 shares of Common Stock (the “2021 Option Shares,” and together with the 2021 Firm Shares, the “2021 Shares”) to cover over-allotments.

The Underwriters agreed to purchase the 2021 Firm Shares from the Company with the option to purchase the 2021 Option Shares at a price of $6.51 per share. The 2021 Shares were offered, issued, and sold pursuant to the Form S-3 and accompanying prospectus filed with the SEC under the Securities Act.

On June 11, 2021, pursuant to the 2021 Public Offering, the Company issued 7,360,000 shares of Common Stock (2021 Firm Shares and 2021 Option Shares) at a public price of $7.00 for net proceeds to the Company of $47,523,569 after deducting the underwriting discount and offering fees and expenses payable by the Company.

ONDAS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Underwriting Agreement included customary representations, warranties, and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act, other obligations of the parties and termination provisions. The representations, warranties and covenants contained in the 2021 Underwriting Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to the agreement and were subject to limitations agreed upon by the contracting parties.

The table below details the net proceeds of the 2021 Public Offering.

Gross Proceeds:
Initial Closing	$44,800,000
Over-allotment Closing	6,720,000
51,520,000
Offering Costs:
Underwriting discounts and commissions	(3,806,400)
Other offering costs	(190,031)
Net Proceeds	$47,523,569

The Company will use the net proceeds of the 2021 Public Offering for working capital and general corporate purposes, which includes further technology development, increased spending on marketing and advertising and capital expenditures necessary to grow the Ondas Holdings business.

2020 Public Offering

On October 26, 2020, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (the “Form S-1”) for a public offering of its common stock, which was declared effective by the SEC on December 3, 2020.

On December 3, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with the Underwriters, relating to the Company’s public offering (the ”2020 Public Offering”) of 5,000,000 shares (the “2020 Firm Shares”) of the Company’s Common Stock, par value $0.0001 per share. Pursuant to the 2020 Underwriting Agreement, the Company also granted the Underwriters a 30-day option to purchase up to an additional 750,000 shares of Common Stock (the “2020 Option Shares,” and together with the 2020 Firm Shares, the “2020 Shares”) to cover over-allotments.

The Underwriters agreed to purchase the 2020 Firm Shares from the Company with the option to purchase the 2020 Option Shares at a price of $5.58 per share. The 2020 Shares were offered, issued, and sold pursuant to the Form S-1 and accompanying prospectus filed with the SEC under the Securities Act.

On December 8, 2020, the Company issued the 2020 Firm Shares and closed the 2020 Public Offering at a public price of $6.00 per share for net proceeds to the Company of approximately $26,762,000 after deducting the underwriting discount and offering fees and expenses payable by the Company. In connection with the 2020 Public Offering, on December 4, 2020, the Common Stock uplisted from the OTCQB and began trading on The NASDAQ Capital Market under the symbol “ONDS”.

The 2020 Underwriting Agreement includes customary representations, warranties, and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act, other obligations of the parties and termination provisions. The representations, warranties and covenants contained in the 2020 Underwriting Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to the agreement and were subject to limitations agreed upon by the contracting parties.

On December 16, 2020, the Underwriters exercised in full and closed on their over-allotment option to purchase an additional 750,000 shares of Common Stock from the Company. In connection with the over-allotment option, the Company received approximately $4,200,000 in additional net proceeds.

ONDAS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below details the net proceeds of the 2020 Public Offering.

Gross Proceeds:
Initial Closing	$30,000,000
Over-allotment Closing	4,500,000
34,500,000
Offering Costs:
Underwriting discounts and commissions	(2,415,000)
Other offering costs	(831,003)
Net Proceeds	$31,253,997

The Company used the net proceeds of the 2020 Public Offering for working capital and general corporate purposes, which included further technology development, increased spending on marketing and advertising and capital expenditures necessary to grow the Ondas Holdings business.

Stock Issued for Debt Extension

On September 9, 2020, the Company issued 120,000 shares of its common stock to Steward Capital in conjunction with an amendment to loan and security agreement (See NOTE 9 for further details).

Warrants to Purchase Common Stock

We use the Black-Scholes-Merton option model (the “Black-Scholes Model”) to determine the fair value of warrants to purchase Common Stock of the Company (“Warrants”). The Black-Scholes Model is an acceptable model in accordance with the GAAP. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average term of the Warrant.

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

Warrants Granted During 2021

As of December 31, 2021, we had Warrants outstanding to purchase an aggregate of 3,305,854 shares of Common Stock with a weighted-average contractual remaining life of approximately 5.24 years, and exercise prices ranging from $0.03 to $9.75 per share, resulting in a weighted average exercise price of $8.53 per share.

On August 8, 2021 the Company issued warrants to purchase an aggregate of 1,565,656 shares of Common Stock with an exercise price of $7.89 per share as consideration in the acquisition of American Robotics. These warrants vest in three equal installments on the next three anniversaries of their issuance.

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

The 289,253 warrants above, were granted to certain individuals for prior service to the Company. The Warrants are fully vested and have a term of five years. The Warrants were granted, and the shares of Common Stock underlying the Warrants will be issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933. The assumptions used in the Black-Scholes Model are set forth in the table below.

The assumptions used in the Black-Scholes Model are set forth in the table below.

	2021	2020
Stock price	$7.78	$6.00
Risk-free interest rate	1.23%	0.24%
Volatility	46.91%	45.17%
Expected life in years	10	3
Dividend yield	0.00%	0.00%

During the year ended December 31, 2021, certain warrant holders exercised their right to purchase an aggregate of 139,605 shares of the Company’s Common Stock at an exercise price of $9.75 totaling $1,361,149, all of which was received by the Company as of December 31, 2021. No warrant holders exercised their rights during the year ended December 31, 2020.

A summary of our Warrants activity and related information follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Shares Under	Exercise	Contractual
	Warrant	Price	Life
Balance on December 31, 2020	1,879,803	$9.16	2.2
Issued	1,565,656	$7.89	4.5
Exercised	(139,605)	$9.75
Expired	-	-
Canceled	-	-
Balance on December 31, 2021	3,305,854	$8.53	5.2

Equity Incentive Plan

In 2018, our stockholders adopted the 2018 Equity Incentive Plan (the “2018 Plan”) pursuant to which 3,333,334 shares of our Common Stock has been reserved for issuance to employees, including officers, directors and consultants. The 2018 Plan shall be administered by the Board, provided however, that the Board may delegate such administration to the compensation committee (the “Committee”). Subject to the provisions of the 2018 Plan, the Board and/or the Committee shall have authority to grant, in its discretion, incentive stock options, or non-statutory options, stock awards or restricted stock purchase offers (“Equity Awards”).

ONDAS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At the 2021 Annual Meeting of Stockholders of the Company held on November 5, 2021, stockholders of the Company approved, among other matters, the Ondas Holdings Inc. 2021 Stock Incentive Plan (the “Plan”). The Compensation Committee of the Board of Directors of the Company adopted the Plan on September 30, 2021, subject to stockholder approval. The purpose of the Plan is to enable the Company to attract, retain, reward, and motivate eligible individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum efforts for the growth and success of the Company, so as to strengthen the mutuality of the interests between the eligible individuals and the shareholders of the Company. The Plan provides for the issuance of awards including stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards. The Plan provides for a reserve of 6,000,000 shares of the Company’s common stock.

Stock Options to Purchase Common Stock

On August 5, 2021, the Company issued 211,038 Stock Options to employees of American Robotics in connection with the merger. Of these Stock Options 50,543 were issued as fully vested with no further service obligations and were included in the purchase consideration. The remaining 151,495 vest over a four-year period and are contingent on ongoing employment. They are included in compensation expense.

As of December 31, 2021, we had Stock Options outstanding to purchase an aggregate of 856,198 shares of Common Stock with a weighted-average contractual remaining life of approximately 8.76 years, and exercise prices ranging from $1.37 to $12.92 per share, resulting in a weighted average exercise price of $6.72 per share.

As of December 31, 2020, we had Stock Options outstanding to purchase an aggregate of 568,006 shares of Common Stock with a weighted-average contractual remaining life of approximately 9.45 years, and exercise prices ranging from $6.39 to $12.72 per share, resulting in a weighted average exercise price of $7.39 per share.

The assumptions used in the Black-Scholes Model are set forth in the table below.

	2021	2020
Stock price	$7.50-$12.92	$6.00-$12.72
Risk-free interest rate	0.35-0.87%	0.37-1.56%
Volatility	45.53-53.99%	42.03-52.67%
Expected life in years	3-5.89	3-10
Dividend yield	0.00%	0.00%

A summary of our Option activity and related information follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance on December 31, 2019	225,001	$9.75	4.7
Granted	596,216	$7.36
Expired	(16,876)
Terminated	(4,792)
Canceled	(231,543)
Balance on December 31, 2020	568,006	$7.39	9.4
Granted	336,038	$4.91
Exercised	(47,846)
Expired	(168,750)
Terminated	-
Canceled	-
Balance on December 31, 2021	687,448	$6.79	8.2
Vested and Exercisable at December 31, 2021	536,078	$7.95	7.9

As of December 31, 2021, total unrecognized compensation expense related to non-vested Options was $864,679 which is expected to be recognized over a weighted-average period of 3.9 years.

ONDAS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

On November 5, 2021, the Compensation Committee approved the grants of 6,362 RSUs for each of Ondas’ directors (Messrs. Cohen, Reisfield, Silverman, Seidl, Bushey and Sood). Each restricted stock unit represents a contingent right to receive one share of common stock of the Company. These RSUs vest in four successive equal quarterly installments with the first vesting date commencing on the first day of the next calendar quarter, provided that such director is a director of the Company on the applicable vesting dates.

On August 5, 2021, the Company entered into employment agreements and awarded 1,375,000 restricted stock units pursuant to the 2018 Plan to key members of American Robotics’ management. Each restricted stock unit represents a contingent right to receive one share of common stock of the Company. The restricted stock units vest in three successive equal annual installments with the first vesting date commencing on the first anniversary of the award date and are contingent on continuing employment. The compensation expense recognized in 2021 in respect of these restricted stock units was $1,452,385, and as of December 31, 2021 the unrecognized compensation expense was $9,245,115.

On January 25, 2021, the Compensation Committee approved the following grants: (a) for Messrs. Cohen, Reisfield and Silverman (i) 5,000 restricted stock units pursuant to the 2018 Plan, and (b) for Mr. Seidl and Ms. Sood (i) 5,000 restricted stock units pursuant to the 2018 Plan, and (ii) 10,000 restricted stock units pursuant to the 2018 Plan. Each restricted stock unit represents a contingent right to receive one share of common stock of the Company. The 5,000 restricted stock units granted to each of Messrs. Cohen, Reisfield, Silverman and Seidl and Ms. Sood vest in four successive equal quarterly installments with the first vesting date commencing on the first day of the next calendar quarter, provided that such director is a director of the Company on the applicable vesting dates. The 10,000 restricted stock units granted to Mr. Seidl and Ms. Sood vest in eight successive equal quarterly installments with the first vesting date commencing on the first day of the next calendar quarter, provided that such director is a director of the Company on the applicable vesting dates. All restricted stock units granted to these directors shall vest in full immediately upon a change in control. The company recognized stock-based compensation of $445,200 for the year ended December 31, 2021. As of December 31, 2021, the unrecognized compensation expense was $127,200.

On June 3, 2020, the Company entered into an agreement wherein restricted stock units (“RSU(s)”) for the issuance of 1,000,000 shares of the Company’s Common Stock, with deferred distribution, was granted and issued to Thomas V. Bushey, the Company’s President, pursuant to the 2018 Plan. Stock-based compensation expense for the year ended December 31, 2020 was $3,150,000. Non-vested RSUs as of December 31, 2020 totalled 625,0000 shares. The weighted average grant-date fair value for the RSU is $8.40. The weighted average vesting period of the RSU is 2.0 years. As of December 31, 2020, unrecognized compensation expense related to the unvested portion of the RSU was $5,250,000, which was expected to be recognized over a weighted average period of 1.25 years. On January 19, 2021, Thomas V. Bushey resigned as the Company’s President. Effective January 19, 2021, (i) Mr. Bushey received 500,000 RSUs (375,000 RSUs vested as of December 31, 2020 and 125,000 RSUs on which the Compensation Committee accelerated vesting), which RSUs will be issued on June 3, 2022 pursuant to Mr. Bushey’s deferral election, and (ii) 500,000 RSUs were cancelled. The company recognized stock-based compensation of $1,050,000 and $3,150,000 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there was no unrecognized compensation expense related to these RSU’s.

During 2018, the Company entered into an agreement wherein RSUs for the issuance of 126,160 shares of the Company’s Common Stock (the “2018 RSUs”), with deferred distribution, was promised to a consultant pursuant to the 2018 Plan (the “RSU Agreement”). On September 21, 2020, the Company executed the RSU Agreement with the consultant. The 2018 RSUs vested upon the issuance of the RSU Agreement, however, the underlying shares of the Company’s Common Stock were not to be issued and delivered to the consultant until December 1, 2021, at the request of the consultant. Shares were issued and delivered to the Consultant in December 2021. Stock-based compensation expense for the years ended December 31, 2021 and 2020 was $0 and $30,357, respectively. The grant-date fair value for the RSU is $0.64 per share. The vesting period of the RSU was 2.0 years. As of December 31, 2021, there was no unrecognized compensation expense related to these RSU’s.

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

ONDAS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SEGMENT INFORMATION

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The Company’s CODM is its Chief Executive Officer. The Company determined it has two reportable segments: Ondas Networks and American Robotics as the CODM reviews financial information for these two businesses separately The Company has no inter-segment sales.  Our segment structure presented below represents a change from the prior year for the inclusion of our American Robotics segment, which the Company acquired on August 5, 2021. The following table presents segment information for years ended December 31, 2021 and 2020:

	Year Ended			Year Ended
	December 31, 2021			December 31, 2020
	Ondas Networks	American Robotics	Total	Ondas Networks	American Robotics	Total
Revenue, net	$2,840,154	$66,617	$2,906,771	$2,163,719	$-	$2,163,719
Depreciation and amortization	126,728	1,385,866	1,512,594	117,599	-	117,599
Interest income	10,399	1,179	11,578	251	-	251
Interest expense	574,889	796	575,685	1,936,847	-	1,936,847
Stock based compensation	1,642,507	1,611,083	3,253,590	4,676,362	-	4,676,362
Benefit from income taxes	-	2,921,982	2,921,982	-	-	-
Net loss	(7,888,588)	(7,135,254)	(15,023,842)	(13,477,880)	-	(13,477,880)
Goodwill	-	45,026,583	45,026,583	-	-	-
Capital expenditures	123,854	799,864	923,718	8,598	-	8,598
Total assets	45,226,925	72,211,650	117,438,575	28,511,769	-	28,511,769

NOTE 13 – INCOME TAXES

The provision (benefit) from income taxes was as follows:

	December 31,
	2021	2020
Current
U.S. Federal	$—	$—
State and local	—	—
	$—	$—
Deferred
U.S. Federal	$(2,360,923)	$—
State and local	(561,059)	—
	$(2,921,982)	$—
Total
U.S. Federal	$(2,360,923)	$—
State and local	(561,059)	—
	$(2,921,982)	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2021	2020
Deferred Tax Assets:
Tax benefit of net operating loss carry-forward	$17,577,952	$14,064,563
Accrued liabilities	69,525	327,749
Stock based compensation	1,630,004	1,252,855
Deferred Rent	159,558	15,778
R&D Credit	1,046,841	1,054,989
Total deferred tax assets	20,483,880	16,715,934

Deferred Tax Liabilities:
Depreciation	(12,706)	(36,897)
Amortization	(5,331)	(9,670)
Intangibles	(5,743,441)	-
Deferred Rent	(193,482)	(14,344)
Total deferred tax liabilities	(5,954,960)	(60,911)
Total net deferred tax assets	14,528,920	16,655,023
Valuation allowance for deferred tax assets	(14,528,920)	(16,655,023)
Deferred tax assets, net of valuation allowance	$-	$-

ONDAS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in the Company’s valuation allowance is as follows:

	Years Ended December 31,
	2021	2020

Beginning of the year	$16,655,023	$13,102,327
Change in valuation account	(2,126,103)	3,552,696
End of the year	$14,528,920	$16,655,023

A reconciliation of the provision for income taxes with the amounts computed by applying the Federal income tax rate to income from operations before the provision for income taxes is as follows:

	Years Ended December 31,
	2021	2020
U.S. federal statutory rate	(21.0)%	(21.0)%
Federal True Ups	0.5%	1.8%
State taxes, net of federal benefit	14.01%	(6.2)%
Change in valuation allowance	(11,85)%	26.4%
Nondeductible Expenses	2.01%	0.5%
R&D Credit	0.05%	(1.5)%
Effective income tax rate	(16.28)%	0.0%

In assessing the realization of deferred tax assets, including the net operating loss carryforwards (NOLs), the Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize its existing deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible. Based on its assessment, the Company has provided a full valuation allowance against its net deferred tax assets as their future utilization remains uncertain at this time. The December 31, 2021 change in valuation allowance is mainly related to the acquisition of ARI.

As of December 31, 2021 and 2020, the Company had approximately $79 million and $51 million, respectively, of Federal NOLs available to offset future taxable income. The acquisition of ARI resulted in the addition of Federal NOLs of $15 million. The Federal NOLs of $15 million generated in 2007 through 2017 will begin to expire in 2027 through 2037. The Federal NOLs of $64 million generated in 2018 through 2021 have no expiration. As of December 31, 2021 and 2020, the Company had approximately $70 million and $49 million, respectively, of State NOLs available to offset future taxable income expiring from 2028 through 2041. The acquisition of ARI resulted in the addition of Massachusetts NOLs of $15 million. As of December 31, 2021 and 2020, the Company had approximately $1,047,000 and $1,055,000, respectively of Federal research and development credits available to offset future tax liability expiring from 2034 through 2040. The Company’s Federal income tax returns for the 2019 to 2021 tax years remain open to examination by the IRS. Upon utilization of Federal NOLs in the future, the IRS may examine records from the year the loss occurred, even if outside the three-year statute of limitations. The Company’s State tax returns also remain open to examination.

In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s Federal Carryforwards could be limited in the event of a change in ownership. As of December 31, 2021, the Company completed an analysis and determined that there were multiple ownership changes. Provided sufficient taxable income is generated the annual base limitation plus increased limitation calculated pursuant to IRS Notice 2003-65 will allow the Company to utilize all existing losses within the carryover periods.

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

As of December 31, 2021, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

ONDAS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 27, 2020, H.R. 748, the Coronavirus Aid, Relief, and Economic Security Act, “the CARES ACT” was signed into legislation which includes tax provisions relevant to businesses that will impact taxes related to 2018, 2019, and 2020. Some of the significant tax law changes are to increase the limitation on deductible business interest expense for 2019 and 2020, allow for the five-year carryback of net operating losses for 2018-2020, suspend the 80% limitation of taxable income for net operating loss carryforwards for 2018-2020, provide for the acceleration of depreciation expense from 2018 and forward on qualified improvement property, and accelerate the ability to claim refunds of AMT credit carryforwards. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of December 31, 2021.

On July 23, 2021, Robert Wilhelm (“Wilhelm Plaintiff”), filed a Complaint for Violations of the Federal Securities Laws against the Company and its Board of Directors: Eric A. Brock, Stewart W. Kantor, Thomas V. Bushey, Richard M. Cohen, Derek Reisfield, Randall P. Seidl, Richard H. Silverman, and Jaspreet Sood (together with the Company, the “Defendants”). Wilhelm Plaintiff alleges violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), 15 U.S.C. §§ 78n(a), 78t(a), and U.S. Securities and Exchange Commission (“SEC”) Rule 14a-9, 17 C.F.R. § 240.14a-9, in connection with a then proposed transaction whereby Ondas will acquire American Robotics (the “Proposed Transaction”).

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

Defendants were never served with the Complaint. The shareholder vote on the Proposed Transaction took place on August 5, 2021, and the Proposed Transaction was approved by the Company’s shareholders. The Proposed Transaction closed on the same date. The case was dismissed as of October 8, 2021.

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

ONDAS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defendants were never served with the Complaint. The shareholder vote on the Proposed Transaction took place on August 5, 2021, and the Proposed Transaction was approved by the Company’s shareholders. The Proposed Transaction closed on the same date. This case was dismissed on October 8, 2021.

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

Defendants were never served with the Complaint. The shareholder vote on the Proposed Transaction took place on August 5, 2021, and the Proposed Transaction was approved by the Company’s shareholders. The Proposed Transaction closed on the same date. This case was dismissed on December 14, 2021.

Operating Leases

On October 30, 2018, Ondas Networks entered into a Sublease with Texas Instruments Sunnyvale Incorporated, regarding the sublease of approximately 21,982 square feet of rentable space at 165 Gibraltar Court, Sunnyvale, CA 94089 (the “Gibraltar Sublease”), constituting the entire first floor of the premises (except the lobby and two stairwells), as defined under that certain Lease dated April 12, 2004, as amended by the First Lease Amendment dated March 15, 2005, a Second Amendment to Lease dated November 30, 2005, and a Third Amendment to Lease dated November 30, 2010 between Gibraltar Sunnyvale Holdings LLC and Texas Instruments Sunnyvale Incorporated. The Sublease began on November 1, 2018 and ended on February 28, 2021 at a base monthly rent of $28,577. A security deposit of $28,577 was paid upon execution of the Sublease and refunded during the year ended December 31, 2021. Rent expense for the years ended December 31, 2021 and 2020 was $80,627 and $312,301, respectively.

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

On August 5, 2021, the Company acquired American Robotics and their Lease (American Robotics Lease), wherein the base rate is $15,469 per month, with an annual increase of 3% through January 2024, with a security deposit of $24,166. On August 19, 2021, American Robotics amended their lease to reduce their space. The amendment reduced their annual base rent to $8,802 per month, with an annual increase of 3% through January 2024.

On October 8, 2021, American Robotics entered into an 86-month operating lease for space in Waltham, Massachusetts. Lease is scheduled to commence on March 1, 2022 and terminate on April 30, 2029, wherein the base rate is $39,375 per month, increasing 3% annually, with a security deposit due in the amount of $104,040. In conjunction with this new lease, American Robotics is leasing a short-term temporary space at $8,500 per month, until their primary space is available, which is targeted for May 1, 2022.

ONDAS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – RELATED PARTY TRANSACTIONS

On August 14, 2020, Eric Brock, the Company’s Chief Executive Officer, entered into a Securities Purchase Agreement with other subscribers in which he purchased 52,500 shares of Series A Preferred Convertible Preferred Stock (“Series A Preferred”) at a purchase price of $6.00 per share. On December 8, 2020, along with all other holders of Series A Preferred Mr. Brock converted his 52,500 shares of Series A Preferred into 66,676 shares of Common Stock of the Company, which includes an aggregate of 13,084 shares of Common Stock in connection with a 25% premium and an aggregate of 842 shares of Common Stock in lieu of declaring a dividend on shares of Series A Convertible Preferred Stock.

On March 14, 2020, Mr. Brock waived accrued payroll amounts in the amount of $141,667. Between January 1 and December 15, 2020 we accrued $131,494 for salary owed during 2020 to Mr. Brock. On January 29, 2021, Mr. Brock was paid $64,344 of the accrued amount and the remaining $67,150 was paid on April 15, 2021.

On March 14, 2020, Stewart Kantor, President of Ondas Networks, waived accrued payroll amounts in the amount of $8,334. As of December 31, 2020, Ondas Networks accrued an additional $2,850 for salary owed during 2020 to Mr. Kantor, which was paid on April 15, 2021.

Between June 2 and December 31, 2020, we accrued $115,385 for salary owed to Thomas V. Bushey, then President of the Company. On January 19, 2021, Mr. Bushey waived the accrued payroll amounts in the amount of $115,385. Pursuant to the terms of a Separation Agreement and General Release (the “Separation Agreement”) dated January 19, 2021 (the “Effective Date”), between Mr. Bushey and the Company, Mr. Bushey agreed to waive his entitlement to accrued salary in the amount of $125,256 and accrued vacation in the amount of $9,846 as of the Effective Date. At the time of Mr. Bushey’s resignation as President in January 2021, Mr. Bushey had the right to receive 500,000 RSU Shares (375,000 vested as of December 31, 2020 and 125,000 of which the Compensation Committee accelerated vesting), which will be issued on June 3, 2022 pursuant to Mr. Bushey’s deferral election. The remaining 500,000 RSU Shares were canceled. As part of the Separation Agreement, Mr. Bushey and the Company entered into a Consulting Agreement dated January 19, 2021 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Bushey provided services to the Company at the direction of the Company’s Chief Executive Officer. The Consulting Agreement terminated on July 19, 2021. Mr. Bushey was paid $7,500 per month for these services.

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events as of March 22, 2022, the date the consolidated financial statements were available to be issued according to the requirements of ASC topic 855.

Ardenna Acquisition

On March 20, 2022, the Company entered into a Purchase Agreement to acquire the assets of Ardenna, Inc., a leading provider of image processing and machine learning software solutions for rail infrastructure monitoring and inspections. The consideration for the acquisition is $900,000 in cash and 780,000 shares of the Company’s common stock (the “Ardenna Consideration Shares”). This acquisition is subject to customary closing conditions and is expected to close in the second quarter of 2022. In connection with the acquisition, the parties have entered into a Registration Rights and Lock-Up Agreement, which requires the Company to file a resale registration statement covering the resale of the Ardenna Consideration Shares no later than nintey (90) days after the closing date and restricts the holder from transferring the Ardenna Consideration Shares for 180 days from the closing date, subject to certain exceptions.

ATM Offering

On March 22, 2022, the Company, entered into an Equity Distribution Agreement (the “ATM Agreement”) with Oppenheimer & Co. Inc. (the "Sales Agent"). Pursuant to the terms of the ATM Agreement, the Company may offer and sell (the “ATM Offering”) from time to time through the Sales Agent, as the Company’s sales agent, up to $50 million of shares of the Company’s common stock, par value $0.0001 per share (the “ATM Shares”). Sales of the ATM Shares, if any, may be made in sales deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act. The Sales Agent is not required to sell any specific number or dollar amount of ATM Shares, but will act as a sales agent using commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules, and regulations and the rules of the Nasdaq Stock Market, on mutually agreed terms between the Sales Agent and the Company. The Sales Agent will receive from the Company a commission of 3.0% of the gross proceeds from the sales of ATM Shares by the Sales Agent pursuant to the terms of the Agreement. Net proceeds from the sale of the ATM Shares will be used for general corporate purposes.

The offering of ATM Shares pursuant to the ATM Agreement will terminate upon the earliest of (i) the sale of all ATM Shares subject to the ATM Agreement, and (ii) the termination of the ATM Agreement pursuant to its terms.

The ATM Shares will be issued pursuant to the Company’s shelf registration statement (the “Registration Statement”) on Form S-3 (File No. 333-252571) filed on January 29, 2021, which became effective on February 5, 2021, and the prospectus supplement thereto dated March 22, 2022.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of the period ended December 31, 2021, due to existence of the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the control deficiencies identified in this evaluation and set forth below, our senior management has concluded that we did not maintain effective internal control over financial reporting as described below.

As set forth below, management will take steps to remediate the control deficiency identified below. Notwithstanding the control deficiency described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition and results of operations as of and for the year ended December 31, 2021.

As permitted by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition and management elected to exclude American Robotics from its assessment of internal control over financial reporting as of December 31, 2021. See Note 5 of the Notes to Consolidated Financial Statements for additional information. The aggregate assets and net revenue of the excluded acquisition constituted 61% and 2% of the Company's consolidated total assets and net revenue as of and for the year ended December 31, 2021, respectively.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2021, management identified the material weakness described below:

Inadequate review of stock- based compensation issued in connection with the acquisition of American Robotics

The Company has initiated a remediation plan that includes the following:

●	Implementation of a third-party equity management software to calculate stock compensation expense relating to all equity awards

●	Restructuring working papers and the review process to ensure that stock compensation expense is correctly calculated.

Remediation of Material Weakness identified as of and for the year ended December 31, 2020.

The Company’s senior management has concluded that the following material weakness identified as of and for the year ended December 31, 2020 has been remediated as detailed below:

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

Commencing in the latter part of 2020, management began implementing the remediation plan outlined below:

Management engaged an outside accounting consulting firm working under the direct supervision of the CFO that implemented the following changes:

●	Enhanced the overall monitoring and accounting oversight within the Company specifically to review all account reconciliations prepared by company personnel and to prepare financial statements.

●	Provided subject matter experts to aid in identifying and applying US GAAP rules related to complex financial instruments as well as to enhance the financial reporting function.

●	Recommended and designed additional internal controls and policies to ensure that we routinely review and document our application of established significant accounting policies. These controls and policies were implemented by company personnel.

●	Implemented additional systems and technologies to enhance the timeliness and reliability of financial data within the organization.

●	Reported back to management on the effectiveness of the newly implemented processes.

Changes in internal control over financial reporting

Other than the matters set forth above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The following table sets forth information on our executive officers and directors as of the filing of this Report. The terms of service for each of our directors expires at our next annual meeting of shareholders or until their successors are duly elected and qualified.

Name	Age	Position
Eric A. Brock	51	Chairman and Chief Executive Officer
Derek Reisfield	59	Director, President, Chief Financial Officer, Treasurer and Secretary
Thomas V. Bushey	42	Director
Richard M. Cohen	71	Director
Randall P. Seidl	58	Director
Richard H. Silverman	82	Director
Jaspreet Sood	48	Director

Family Relationships

There are no family relationships between our executive officers and members of our Board.

Business Experience of Directors and Executive Officers

Information About Our Executive Officers

Eric A. Brock - Chairman of the Board and Chief Executive Officer

Mr. Brock was appointed as one of our directors and as our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on June 28, 2018. On September 28, 2018, following the completion of the reverse acquisition transaction to acquire Ondas Networks Inc. (the “Acquisition”), he was appointed Chairman of the Board and resigned from the positions of Chief Financial Officer, Secretary and Treasurer. Mr. Brock also serves as Chairman of the Board and Chief Executive Officer of Ondas Networks Inc. since September 28, 2018. Since October 2021, Mr. Brock has served as a member of the Board of Directors of Dynam.AI. Mr. Brock is an entrepreneur with over 20 years of global banking and investing experience. He served as a founding Partner and Portfolio Manager with Clough Capital Partners, a Boston-based investment firm from 2000 to 2017. Prior to Clough, Mr. Brock was an investment banker at Bear, Stearns & Co. and an accountant at Ernst & Young, LLP. Mr. Brock holds an MBA from the University of Chicago and a BS from Boston College. Our Board believes that Mr. Brock’s experience in the public markets makes him well qualified to serve on our Board.

Derek Reisfield - Director, President, Chief Financial Officer, Treasurer and Secretary

Derek Reisfield was appointed as one of our directors on September 28, 2018, and as our President, Chief Financial Officer, Treasurer and Secretary on December 9, 2021. Mr. Reisfield also serves as Chief Financial Officer, Treasurer and Secretary of Ondas Networks Inc. since December 9, 2021. Previously, he had served as a member of the Board of Ondas Networks Inc. from April 2016 to September 2018. From December 2020 to the present, he has served as the President and Chief Executive Officer of Thetis Business Solutions, LLC. From 2018 to 2020, he served as an independent business consultant. From 2015 to December 2018, Mr. Reisfield served as Vice President, Strategy and Business Development of MetaRail, Inc. (formerly, Wayfare Interactive Technologies, Inc.), a company that provides commerce search capabilities to digital publishers and marketers. In 2008, Mr. Reisfield co-founded BBN Networks, LLC, formerly known as BBN Networks, Inc., a digital advertising and marketing solutions company focused on the B2B sector, where he served as Chief Executive Officer until 2014 and as Chairman until 2015. Mr. Reisfield was Executive Vice President and Chief Financial Officer of Fliptrack, Inc., a social mobile gaming company, from 2007 to 2008. He was an independent consultant from 2002 to 2007 working with digital startups and large consumer-oriented companies facing digital threats and opportunities. He was Co-Founder and Managing Principal of i-Hatch Ventures, LLC from 1999-2001, Co-Founder, Vice Chairman and Executive Vice President of Luminant, Inc., a digital consulting firm, from 1999-2000, Co-Founder and Chairman of Marketwatch, a financial and business news and information company, from 1997-1998, President CBS New Media from 1997-1998, Vice President, Business Development of CBS from 1996-1997, Director of Strategic Management CBS and its predecessor Westinghouse Electric Corporation, Inc. from 1996-1997. Prior to that, Mr. Reisfield was the Co-Founder of the Media and Telecommunications Practice of Mitchell Madison Group, LLC, a management consultancy and a leader of the Media and Telecommunications practice of McKinsey & Company, Inc. a management consultancy. He has served on several public corporation boards. Mr. Reisfield is a director emeritus of the San Francisco Zoological Society. Mr. Reisfield holds a BA from Wesleyan University, and an AM in Communications Management from the Annenberg School of Communications of USC in 1986. We believe Mr. Reisfield’s experience in senior leadership positions at both privately held and publicly traded technology companies, including holding board positions in corporate governance, make him a well-qualified candidate to serve on our Board.

Non-Management Directors

Thomas V. Bushey - Director

Mr. Bushey was appointed as one of our directors effective June 3, 2020. Mr. Bushey served as our President from June 2, 2020 to January 19, 2021. Mr. Bushey has served as our consultant from January 19, 2021 to July 19, 2021. Mr. Bushey has served as a director and Chief Executive Officer of Newbury Street Acquisition Corporation (NASDAQ: NBST) since November 2020. Mr. Bushey has been Chief Executive Officer of Sunderland Capital, an investment management firm, since 2015. Prior to founding Sunderland Capital in 2015, Mr. Bushey was a portfolio manager at Blackrock. Previously he worked as an investment banker at Credit Suisse, as a private equity professional at Thayer Capital, and as a hedge fund analyst at Millennium Partners. Mr. Bushey earned a B.S. in Economics from the Wharton School of the University of Pennsylvania. We believe that Mr. Bushey’s investment banking and private equity background and experience make him well qualified to serve on our Board.

Richard M. Cohen - Director

Mr. Cohen was appointed as one of our directors on September 28, 2018. Previously, he had served as a member of the Board of Ondas Networks Inc. from April 2016 to September 2018. He has been the President of Richard M Cohen Consultants since 1995, a company providing financial consulting services to both public and private companies. He has served as a director of Great Elm Capital Corp. (NASDAQ: GECC) since March 2022, Smart For Life, Inc. (NASDAQ: SMFL) since February 2022, and Direct Digital Holdings, Inc. (NASDAQ: DRCT) since November 2021. From March 2012 to July 2015, he was the Founder and Managing Partner of Chord Advisors, a firm providing outsourced CFO services to both public and private companies. From May 2012 to August 2013, he was the Interim CEO and member of the Board of Directors of CorMedix Inc. (NYSE: CRMD). From July 2008 to August 2012, Mr. Cohen was a member of the Audit Committee of Rodman and Renshaw, an investment banking firm. From July 2001 to August 2012, he was a partner with Novation Capital until its sale to a private equity firm. Mr. Cohen holds a BS with honors from the University of Pennsylvania (Wharton), an MBA from Stanford University and a CPA from New York State. He is considered an expert to Chair the Audit Committee of a publicly traded company. We believe that Mr. Cohen’s educational background and financial experience supporting publicly traded companies including as a CEO and Board member of a public traded company on the New York Stock Exchange makes him well qualified to serve on our Board.

Randall P. Seidl - Director

Randall P. Seidl was appointed as one of our directors on November 16, 2020. In September 2020, he founded and continues to serve as Chief Executive Officer of Sales Community, a sales social network with a mission to add value to technology sales professionals. In 2016, he founded and continues to serve as Chief Executive Officer of Top Talent Recruiting, a boutique contingency-based recruiting business. In 2013, he founded and continues to serve as Chief Executive Officer of Revenue Acceleration to help tech companies accelerate revenue growth. From 2009 to 2013, Mr. Seidl served as Sr. Vice President/General Manager of Hewlett Packard’s Americas and U.S. Enterprise Group. From 2006 to 2009, he served as Sr. Vice President/General Manager of Sun Microsystems’ North America business and as Vice President/General Manager for its Financial Services Area. From 2004 to 2006, he served as Vice President/General Manager of East Region at StorageTek. From 2003 to 2004, he served as Chief Executive Officer and director at Permabit, from 2000 to 2003 was co-founder and Executive Vice President of GiantLoop, and from 1996 to 1999 was Chairman and Chief Executive Officer of Workgroup Solutions. He began his career at EMC Corporation, holding various positions including Vice President of Open Systems Sales for North America from 1985 to 1996. Since 2015, Mr. Seidl has served as director of Data Dynamics, a privately held company, a leader in intelligent file management solutions. Since 2014, he has served as director of Cloudgenera, a privately held company, a leading supplier of vendor agnostic IT analytics that arm organizations with the business cases needed to optimize technology spend. He previously served as director of Datawatch Corporation (2015-2018, Nasdaq: DWCH, acquired by Altair). He continues to serve on the advisory boards or consults with DataRobot, Trilio, WekalO, ISG, CXO Nexus, Corent, DecisionLink, Dooly, Sendoso, Emissary, and CaptivateIQ. Mr. Seidl is a graduate of Boston College’s Carroll School of Management. Mr. Seidl serves as a trustee on Boston College’s Board of Trustees, on the Board of Trustees of St. Sebastian’s School, and is active with other charities. We believe Mr. Seidl’s experience in senior leadership positions at private/public technology companies and his private/public board experience makes him well-qualified to serve on our board of directors.

Richard H. Silverman – Director

Mr. Silverman was appointed as one of our directors on September 28, 2018. Previously, he had served as a member of the Board of Ondas Networks Inc. from April 2016 to September 2018. Mr. Silverman is a well-recognized and respected professional in the energy industry in Arizona and on a national level. He is past Chair of the board of directors for the Electric Power Research Institute; past Chair and former steering committee member of the Large Public Power Council; and former executive committee member of the board of directors for the American Public Power Association. Since August 2011, Mr. Silverman has been Of Counsel at Jennings, Strouss & Salmon, PLC, where he focuses his practice on energy law. Prior to joining the firm, he served as General Manager of Salt River Project from 1994 to 2011. Mr. Silverman holds a Juris Doctor from the University of Arizona and B.A. in Business from the University of Arizona. We believe Mr. Silverman’s prior experience as general manager of Salt River Project, one of the nation’s largest public power utilities serving approximately one million customers in the Phoenix metropolitan area, will help the Company navigate strategic issues in the rapidly changing electric utility industry with specific knowledge of the impact of renewables like solar energy on the electric grid and makes him well qualified to serve on our Board.

Jaspreet (Jas) Sood – Director

Ms. Sood was appointed as one of our directors on January 19, 2021. Ms. Sood is a seasoned executive who has strategic expertise in the areas of sales, product management, P&L management, operational transformation and go to market strategies. Since August 2021, Ms. Sood serves as Senior Vice President of Sales — US Enterprise for Palo Alto Networks (NYSE: PANW). Prior to joining Palo Alto Networks, Ms. Sood held a variety of executive level positions with Hewlett Packard Enterprise (NYSE: HPE) and its predecessor companies in the areas of business operations, strategy, product management, and finance. Ms. Sood was employed by Hewlett Packard Enterprise and its predecessor companies for twenty-five years. Ms. Sood holds an MBA with an emphasis in Technology Management from Pepperdine University and a bachelor’s degree in Economics from the University of California, Irvine. In 2018, 2019, 2020, and 2021, she was honored as a “CRN Power 100 Woman of the Channel” and is routinely featured as a guest speaker at various technology industry events. We believe Ms. Sood’s business experience makes her well qualified to serve on our board of directors.

Other Directorships

Other than as indicated within this section under the caption titled Business Experience of Directors and Executive Officers, none of our directors hold or have been nominated to hold a directorship in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or subject to the requirements of Section 15(d) of the Securities Act of 1933, or any company registered as an investment company under the Investment Company Act of 1940.

Committees of the Board

Audit Committee

Our audit committee reviews our internal accounting procedures and consults with and reviews the services provided by our independent registered public accountants. Our audit committee consists of three directors, Messrs. Cohen and Silverman and Ms. Sood, and our Board has determined that each of them is independent within the meaning of listing requirements of The Nasdaq Stock Market (“Nasdaq”) and the independence requirements contemplated by Rule 10A-3 under the Exchange Act. Mr. Cohen is the chairman of the audit committee, and our Board has determined that Mr. Cohen is an “audit committee financial expert” as defined by SEC rules and regulations implementing Section 407 of the Sarbanes-Oxley Act. Our Board has determined that the composition of our audit committee meets the criteria for independence under, and the functioning of our audit committee complies with, the applicable requirements of the Sarbanes-Oxley Act, Nasdaq listing requirements and SEC rules and regulations. We intend to continue to evaluate the requirements applicable to us and to comply with the future requirements to the extent that they become applicable to our audit committee. The principal duties and responsibilities of our audit committee include:

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

Compensation Committee

Our compensation committee reviews and determines the compensation of all our executive officers. Our compensation committee consists of three directors, Messrs. Cohen, Seidl, and Silverman, each of whom is a non-employee member of our Board as defined in Rule 16b-3 under the Exchange Act and independent within the meaning of listing requirements of Nasdaq. Mr. Seidl is the chairman of the compensation committee. Our Board has determined that the composition of our compensation committee satisfies the applicable independence requirements under, and the functioning of our compensation committee complies with the applicable listing requirements of Nasdaq and SEC rules and regulations. We intend to continue to evaluate and intend to comply with all future requirements applicable to our compensation committee. The principal duties and responsibilities of our compensation committee include:

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

Nominating and Corporate Governance Committee

The nominating and corporate governance committee consists of three independent directors, Messrs. Cohen, Seidl, and Silverman. Mr. Cohen is the chairman of the nominating and corporate governance committee.

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

Code of Business Conduct and Ethics and Committee Charters

We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”), applicable to all of our employees, executive officers and directors. The audit committee of our Board is responsible for overseeing the Code of Conduct and our Board must approve any waivers of the Code of Conduct for employees, executive officers and directors. All of our directors, executive officers and employees are required to certify in writing their understanding of and intent to comply with the Code.

Our Board adopted charters for the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee of the Board describing the authority and responsibilities delegated to each committee.

We post on our website www.ondas.com the charters of each of our board committees and our Code of Business Conduct, and all disclosures that are required by law concerning any amendments or waivers thereto applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions; and any other corporate governance materials contemplated by the Nasdaq listing requirements and SEC regulations. These documents are also available in print, without charge, to any stockholder requesting a copy in writing from our Secretary at our executive offices set forth in this Report.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, officers and greater than 10 percent beneficial owners of our common shares to file reports concerning their ownership of, and transactions in, such common shares.

Based solely on our review of these reports filed by the Company’s officers, directors and shareholders, and written representations from our executive officers and directors that they filed such reports, we believe that our officers, directors, and shareholders complied with all filing requirements under Section 16(a) of the Exchange Act on a timely basis during fiscal year 2021, except each of Messrs. Reisfield, Bushey, Cohen, Seidl, and Silverman and Ms. Sood untimely filed a Form 4 to report the grant of restricted stock units.

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides the compensation earned by our principal executive officer and other executive officers whose total compensation exceeded $100,000 for the fiscal years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eric A. Brock (2)	2021	$200,000	$-	$-	$-	$-	$-	$30,661	$230,661
(CEO)	2020	$131,494	$-	$-	$-	$-	$-	$47,284	$178,778

Stewart G. Kantor (3)	2021	$200,000	$125,000	$-	$-	$-	$-	$11,643	$336,643
(former President, CFO, Treasurer and Secretary)	2020	$131,494	$-	$-	$-	$-	$-	$7,176	$138,670

(1)	On November 23, 2021, Messrs. Brock and Kantor were granted cash bonuses of $125,000. Mr. Brock informed the Compensation Committee that he would forego his bonus.

(2)	In 2020, Mr. Brock’s salary of $131,494 was accrued. On January 29, 2021, Mr. Brock was paid $64,344 of the accrued amount and the remaining $67,150 was paid on April 15, 2021. All Other Compensation for 2021 and 2020 includes health insurance premiums paid on Mr. Brock’s behalf.

(3)	Mr. Kantor resigned as a director and President, Chief Financial Officer, Treasurer and Secretary of the Company on December 7, 2021. Mr. Kantor currently serves as President of Ondas Networks Inc. In 2020, Mr. Kantor’s salary of $131,494 includes $128,644 paid between January 1 and March 15, 2020 and May 13 and December 31, 2020, and $2,850 accrued between March 16 and May 12, 2020, which was paid on April 15, 2021. All Other Compensation for 2021 includes health insurance premiums paid on Mr. Kantor’s behalf totaling $636 and employer matching of 401(k) totaling $11,007. All Other Compensation for 2020 includes health insurance premiums paid on Mr. Kantor’s behalf totaling $744 and employer matching of 401(k) totaling $6,432.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2021, our named executive officers had no outstanding equity awards.

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

Derek Reisfield serves as our President, Chief Financial Officer, Secretary and Treasurer pursuant to an employment agreement entered into on December 10, 2021 (the “Reisfield Agreement”). The Reisfield Agreement provides for a continuous term and may be terminated by either party at any time. Pursuant to the Reisfield Agreement, Mr. Reisfield will receive an initial salary of $200,000 per annum, subject to annual review by our Board. Mr. Reisfield is eligible to participate in benefit plans generally available to our employees.

Stewart Kantor previously served as our President, Chief Financial Officer, Treasurer and Secretary and currently serves as President of Ondas Networks, pursuant to an employment agreement entered into on September 28, 2018, as amended (the “Kantor Agreement”). The Kantor Agreement provides for a continuous term and may be terminated by either party at any time.  Pursuant to the Kantor Agreement, Mr. Kantor will receive an initial salary of $200,000 per annum, subject to annual review by our Board. Mr. Kantor is eligible to participate in benefit plans generally available to our employees. During 2020, in response to COVID-19 employee furloughs, Mr. Kantor accepted a pay reduction of 90% for the period from March 21 to May 19, 2020 and a 35% pay reduction from May 20 to December 15, 2020. Mr. Kantor’s salary was returned to 100% effective December 16, 2020.

As part of the terms of the Brock, Reisfield, and Kantor Agreements, each of Messrs. Brock, Reisfield and Kantor entered into an Employment, Non-Competition, Confidential Information and Intellectual Property Assignment Agreement (the “Supplemental Agreements”). As part of the Supplemental Agreements, each of Messrs. Brock, Reisfield, and Kantor agreed (i) not to engage in Competitive Business (as defined in the Supplemental Agreements) during his term of employment with us and for a period of 12 months following termination; (ii) not to disclose Confidential Information (as defined in the Supplemental Agreements), subject to certain customary carve-outs; and (iii) to assign to the Company any Intellectual Property (as defined in the Supplemental Agreements) developed using the Company’s resources or related to the Company’s business within the scope of and during the period of employment.

Messrs. Brock, Reisfield and Kantor are entitled to severance compensation from the Company if his employment is terminated (i) without cause or (ii) due to “constructive termination” or (iii) due to disability, with these causes of termination being defined in the Brock Agreement. The severance compensation would consist of (i) accrued and vested benefits, and (ii) continued payment of the executive base salary and benefits as follows: (i) for a period of six (6) months following Messrs. Brock’s and Reisfield’s separation and (ii) for a period of twelve months following Mr. Kantor’s separation.

Director Compensation

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

Name	Fees Earned or Paid in Cash ($)	Stock awards ($)(1)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Thomas V. Bushey	10,000	60,375	-	-	-	-	70,375
Richard M. Cohen	22,000	123,975	171,622	-	-	-	317,597
Derek Reisfield	18,000	123,975	171,622	-	-	8,333 (2)	321,930
Randall P. Seidl	10,000	251,175	-	-	-	-	261,175
Richard H. Silverman	10,000	123,975	171,622	-	-	-	305,597
Jaspreet Sood	10,000	251,175	-	-	-	-	261,175

(1)

The amounts reflected in this column represent the aggregate grant date fair value of the awards made during each respective year, as computed in accordance with FASB ASC Topic 718. For additional information related to the measurement of stock-based compensation awards, see Note 11 to the accompanying financial statements.

(2)	Mr. Reisfield was appointed President, Chief Financial Officer, Treasurer and Secretary as of December 9, 2021. All other compensation for Mr. Reisfield reflects his salary from December 9, 2021 to December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Security Ownership Table

As of March 11, 2022, the following table sets forth certain information with respect to the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) by each of our current executive officers, named executive officers, and directors as identified herein, and (iii) all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock, options, restricted stock units, and common stock purchase warrants (“Warrants”) that are currently exercisable or convertible into shares of our common stock within sixty (60) days of the date of this document, are deemed to be outstanding and to be beneficially owned by the person holding such securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, the address for all officers and directors listed below is 411 Waverley Oaks Road, Waltham, MA 02452.

Name	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Directors and Executive Officers
Eric A. Brock (Chairman of the Board and Chief Executive Officer) (2)	1,957,873	4.77%
Derek Reisfield (Director, President, Chief Financial Officer, Treas. and Sec.) (3)	67,494	*
Thomas V. Bushey (Director) (4)	503,180	1.21%
Richard M. Cohen (Director) (5)	62,494	*
Randall P. Seidl (Director) (6)	14,430	*
Richard H. Silverman (Director) (7)	62,494	*
Jaspreet Sood (Director) (8)	14,430	*
Stewart Kantor (President, Ondas Networks, Inc.) (9)	24,990	*
All Executive Officers & Directors as a Group (7 persons) (10)	2,682,395	6.44%
5% or Greater Stockholders
Energy Capital, LLC(11)	5,796,455	13.90%

*	Represents beneficial ownership of less than 1%.

(1)	Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them. Applicable percentage of ownership is based on 40,990,604 shares of common stock currently outstanding, as adjusted for each stockholder.

(2)	Mr. Brock exercises sole voting and dispositive power over the 1,891,206 shares of common stock and 66,667 shares of common stock issuable upon exercise of Warrants.

(3)	Mr. Reisfield exercises sole voting and dispositive power over 33,064 shares of common stock, 30,000 shares of common stock issuable upon exercise of an option, 1,590 shares of common stock issuable upon the vesting of RSUs, and 2,840 shares of common stock underlying RSUs that have vested and are pending delivery.

(4)	Mr. Bushey has the right to receive 500,000 RSUs, which are fully vested and will be issued on June 3, 2022 pursuant to Mr. Bushey’s deferral election, subject to early delivery if Mr. Bushey’s service with the Company is terminated before June 3, 2022, 1,590 shares of common stock issuable upon the vesting of RSUs, and 1,590 shares of common stock underlying RSUs that have vested and are pending delivery.

(5)	Mr. Cohen exercises sole voting and dispositive power over 28,064 shares of common stock, 30,000 shares of common stock issuable upon exercise of an option, 1,590 shares of common stock issuable upon the vesting of RSUs, and 2,840 shares of common stock underlying RSUs that have vested and are pending delivery.

(6)	Mr. Seidl exercises sole voting and dispositive power over 7,500 shares of common stock issuable upon the vesting of RSUs, 2,840 shares of common stock issuable upon the vesting of RSUs, and 4,090 shares of common stock underlying RSUs that have vested and are pending delivery.

(7)	Mr. Silverman exercises sole voting and dispositive power over 28,064 shares of common stock, 30,000 shares of common stock issuable upon exercise of an option, 1,590 shares of common stock issuable upon the vesting of RSUs, and 2,840 shares of common stock underlying RSUs that have vested and are pending delivery.

(8)	Ms. Sood exercises sole voting and dispositive power over 7,500 shares of common stock issuable upon the vesting of RSUs, 2,840 shares of common stock issuable upon the vesting of RSUs, and 4,090 shares of common stock underlying RSUs that have vested and are pending delivery.

(9)	Mr. Kantor resigned as a director and President, Chief Financial Officer, Treasurer and Secretary of the Company on December 7, 2021. Mr. Kantor currently serves as President of Ondas Networks, Inc.

(10)	Includes 66,667 shares of common stock issuable upon exercise of Warrants, 90,000 shares of common stock issuable upon exercise of options, 12,040 shares of common stock issuable upon vesting of RSUs, and 518,290 shares of common stock underlying RSUs that have vested and are pending delivery.

(11)	Based on Amendment No. 1 to Schedule 13D filed on January 27, 2020, the address for Energy Capital, LLC (“Energy Capital”) is 13650 Fiddlesticks Blvd., Suite 202-324, Ft. Myers, FL 33912. Robert J. Smith is the sole owner of Energy Capital and exercises sole voting and dispositive power over the 5,092,248 shares of common stock and 704,207 shares of common stock issuable upon exercise of Warrants.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price per share of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2018 Incentive Stock Plan (1)	2,819,566	$6.49	513,768
2021 Incentive Stock Plan (2)	-	$-	6,000,000
Equity compensation plans not approved by security holders	-	-	-

(1)	The 2018 Incentive Stock Plan was approved by stockholders in September 2018. The number of securities to be issued upon exercise of outstanding options, warrants and rights consist of 735,294 shares underlying outstanding options and 2,084,272 shares underlying outstanding restricted stock units granted pursuant to the 2018 Incentive Stock Plan.

(2)	The 2021 Incentive Stock Plan was approved by stockholders in November 2021.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions Policy

Under its written charter, the Audit Committee of our Board of Directors is responsible for reviewing and approving any transaction between our company and a related person (as defined in Item 404 of Regulation S-K). Our management is responsible for bringing any such transaction to the attention of the Audit Committee. In approving or rejecting any such transaction, the Audit Committee considers the relevant facts and circumstances, including the material terms of the transaction, risks, benefits, costs, availability of other comparable services or products and, if applicable, the impact on a director’s independence.

Related Party Transactions

On August 14, 2020, Eric Brock, the Company’s Chief Executive Officer, entered into a Securities Purchase Agreement with other subscribers in which he purchased 52,500 shares of Series A Preferred Convertible Preferred Stock (“Series A Preferred”) at a purchase price of $6.00 per share. On December 8, 2020, along with all other holders of Series A Preferred Mr. Brock converted his 52,500 shares of Series A Preferred into 66,676 shares of Common Stock of the Company, which includes an aggregate of 13,084 shares of Common Stock in connection with a 25% premium and an aggregate of 842 shares of Common Stock in lieu of declaring a dividend on shares of Series A Convertible Preferred Stock.

On March 14, 2020, Mr. Brock waived accrued payroll amounts in the amount of $141,667. Between January 1 and December 15, 2020 we accrued $131,494 for salary owed during 2020 to Mr. Brock. On January 29, 2021, Mr. Brock was paid $64,344 of the accrued amount and the remaining $67,150 was paid on April 15, 2021.

On March 14, 2020, Stewart Kantor, President of Ondas Networks, waived accrued payroll amounts in the amount of $8,334. As of December 31, 2020, Ondas Networks accrued an additional $2,850 for salary owed during 2020 to Mr. Kantor, which was paid on April 15, 2021.

Between June 2 and December 31, 2020, we accrued $115,385 for salary owed to Thomas V. Bushey, then President of the Company. On January 19, 2021, Mr. Bushey waived the accrued payroll amounts in the amount of $115,385. Pursuant to the terms of a Separation Agreement and General Release (the “Separation Agreement”) dated January 19, 2021 (the “Effective Date”), between Mr. Bushey and the Company, Mr. Bushey agreed to waive his entitlement to accrued salary in the amount of $125,256 and accrued vacation in the amount of $9,846 as of the Effective Date. At the time of Mr. Bushey’s resignation as President in January 2021, Mr. Bushey had the right to receive 500,000 RSU Shares (375,000 vested as of December 31, 2020 and 125,000 of which the Compensation Committee accelerated vesting), which will be issued on June 3, 2022 pursuant to Mr. Bushey’s deferral election. The remaining 500,000 RSU Shares were canceled. As part of the Separation Agreement, Mr. Bushey and the Company entered into a Consulting Agreement dated January 19, 2021 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Bushey provided services to the Company at the direction of the Company’s Chief Executive Officer. The Consulting Agreement terminated on July 19, 2021. Mr. Bushey was paid $7,500 per month for these services.

Director Independence

A majority of our Board is independent under the rules of Nasdaq. Our Board has undertaken a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our Board has determined that Messrs. Cohen, Seidl, Silverman and Ms. Sood are “independent directors” as defined under the rules of Nasdaq.

Item 14. Principal Accountant Fees and Services.

Rosenberg Rich Baker Berman, P.A. (“RRBB”) has served as the Company’s independent registered public accounting firm since June 28, 2018.

Aggregate fees billed to the Company for the years ended December 31, 2021 and 2020 by RRBB were as follows:

	For the years ended December 31,
	2021	2020

Audit Fees	$192,400	$124,915
Audit-Related Fees	0	6,558
Tax Fees	12,500	10,000
All Other Fees	16,098	50,000
	$220,998	$191,473

Audit fees consist of fees associated with the annual audit, including the reviews of our quarterly reports. Audit-related fees consist of travel costs. Tax fees include the preparation on our tax returns. All other fees consist of fees associated with services provided related to all other filings with the SEC as well as consents.

On September 28, 2018, the Audit Committee of our Board adopted a policy and related procedures requiring its pre-approval of all audit and non-audit services to be rendered by its independent registered public accounting firm. These policies and procedures are intended to ensure that the provision of such services do not impair the independent registered public accounting firm’s independence. These services may include audit services, audit related services, tax services and other services. All services provided by RRBB during the years ended December 31, 2021 and 2020 were approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Name of Document

2.1	Agreement and Plan of Merger and Reorganization, dated as of September 28, 2018, by and among the Registrant, Zev Merger Sub, Inc. and Ondas Networks Inc. (incorporated herein by reference to Exhibit No. 2.1 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271))

2.2	Agreement and Plan of Merger, dated as of May 17, 2021, by and among Ondas Holdings Inc., Drone Merger Sub I Inc., Drone Merger Sub II Inc., American Robotics, Inc., and the Company Stockholder’s Representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 17, 2021 (File No. 001-39761))

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated September 28, 2018 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271))

3.2	Amended and Restated Bylaws of the Registrant, dated September 28, 2018 (incorporated herein by reference to Exhibit No. 3.2 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271))

3.3	Certificate of Designation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 17, 2020 (File No. 000-56004).

3.4	Certificate of Change (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 13, 2020 (File No. 000-56004))

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-3 filed on January 29, 2021 (File No. 333-252571))

4.2	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 1, 2019 (File No. 000-56004).

4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 1, 2019 (File No. 000-56004).

4.4	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 1, 2019 (File No. 000-56004).

4.5	Form of Warrant (included as Exhibit E to Exhibit 2.1 and incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 17, 2021).

4.6	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 000-56004)

10.1	Form of Lock-up Agreement executed by the former stockholders of Ondas Networks Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271))

10.2	Lease Agreement, dated November 11, 2013, between Full Spectrum Inc. and SCP-1, LP (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271))

10.3	Amendment to Lease Agreement, dated October 16, 2017, between Full Spectrum Inc. and SCP-1, LP (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271))

10.4	Loan and Security Agreement, dated as of March 9, 2018, by and between Full Spectrum Inc. and Steward Capital Holdings, LP (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271))

10.5	Form of Secured Promissory Note issued to Steward Capital Holdings, LP by Ondas Networks Inc. dated March 19, 2018 (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271))

10.6	Secured Promissory Note for $5,000,000 issued to Steward Capital Holdings, LP by Ondas Networks Inc. dated October 9, 2018 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 15, 2018 (File No. 333-205271))

10.7	Form of Securities Purchase Agreement of Ondas Networks Inc. (formerly Full Spectrum Inc.) (incorporated herein by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2018 (File No. 333-205271))

10.8	Form of Security Purchase Agreement (incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on January 7, 2019 (File No. 000-56004))

10.9	Form of Convertible Promissory Note (incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on January 7, 2019 (File No. 000-56004))

10.10	First Amendment to Loan and Security Agreement, dated as of June 18, 2019, by and between Ondas Networks Inc. and Steward Capital Holdings, LP (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 18, 2019 (File No. 000-56004)).

10.11	Amendment to Secured Promissory Notes dated June 18, 2019 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 18, 2019 (File No. 000-56004)).

10.12	Form of First Amendment to Lock-Up Agreement. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2019 (File No. 000-56004).

10.13	Form of Securities Purchase Agreement, dated September 27, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2019 (File No. 000-56004).

10.14	Form of Registration Rights Agreement, dated September 27, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2019 (File No. 000-56004).

10.15	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2019 (File No. 000-56004).

10.16	Second Amendment to Loan and Security Agreement, dated as of October 28, 2019, by and between Ondas Networks Inc. and Steward Capital Holdings, LP. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 1, 2019 (File No. 000-56004).

10.17	Paycheck Protection Program Promissory Note and Agreement, dated as of May 7, 2020, by and between Ondas Networks Inc. and Steward Capital Holdings, LP. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2020 (File No. 000-56004).

10.18	Form of Warrant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 7, 2020 (File No. 000-56004).

10.19	Employment Agreement, dated June 3, 2020, between Ondas Holdings Inc. and Thomas Bushey.#(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2020 (File No. 000-56004).

10.20 #	Amended and Restated Employment Agreement, dated June 3, 2020, between Ondas Holdings Inc. and Eric Brock.# (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 3, 2020 (File No. 000-56004).

10.21 #	Amended and Restated Employment Agreement, dated June 3, 2020, between Ondas Holdings Inc. and Stewart Kantor.# (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 3, 2020 (File No. 000-56004).

10.22 #	2018 Equity Incentive Plan# (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271))

10.23 #	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 7, 2020 (File No. 000-56004).

10.24 #	Form of Restricted Stock Unit Agreement.# (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 3, 2020 (File No. 000-56004).

10.25	Form of Nonstatutory Stock Option Agreement.# (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 3, 2020 (File No. 000-56004).

10.26	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 17, 2020 (File No. 000-56004).

10.27	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2020 (File No. 000-56004).

10.28	Second Amendment to Loan and Security Agreement, dated as of September 4, 2020, by and between Ondas Networks Inc. and Steward Capital Holdings, LP. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 11, 2020 (File No. 000-56004).

10.29	Second Amendment to Secured Promissory Notes dated as of September 4, 2020, by and between Ondas Networks Inc. and Steward Capital Holdings, LP. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 11, 2020 (File No. 000-56004).

10.30 #	Separation Agreement and General Release, including Consulting Agreement, dated January 19, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on January 20, 2021).

10.31	Ondas Holdings Inc. 2021 Director Compensation Policy (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2021).

10.32	Form of Lock-up Agreement executed by the former stockholders of American Robotics, Inc.. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2021 (File No. 001-39761))

10.33	Form of Joinder to Lock-Up and Registration Rights Agreement executed by the former stockholders of American Robotics, Inc., (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 9, 2021 (File No. 001-39761))

10.34#	Ondas Holdings Inc. 2021 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2021).

10.35#	Employment Agreement, dated December 10, 2021, between Ondas Holdings Inc. and Derek Reisfield. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2021 (File No. 001-39761).

21	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 8, 2021(File No. 001-39761)).

23.1	Consent of Rosenberg Rich Baker Berman, P.A.*

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated March 22, 2021*

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated March 22, 2021*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated March 22, 2021**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated March 22, 2021**

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.
#	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 22, 2022	ONDAS HOLDINGS INC.

	By:	/s/ Eric A. Brock
Eric A. Brock
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Derek Reisfield
Derek Reisfield
Chief Financial Officer
(Principal Financial Officer
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric A. Brock	Chairman and Chief Executive Officer	March 22, 2022
Eric A. Brock

/s/ Derek Reisfield	Director, President, Chief Financial Officer,	March 22, 2022
Derek Reisfield	Treasurer and Secretary

/s/ Thomas V. Bushey	Director	March 22, 2022
Thomas V. Bushey

/s/ Richard M. Cohen	Director	March 22, 2022
Richard M. Cohen

/s/ Randall P. Seidl	Director	March 22, 2022
Randall P. Seidl

/s/ Richard H. Silverman	Director	March 22, 2022
Richard H. Silverman

/s/ Jaspreet Sood	Director	March 22, 2022
Jaspreet Sood