Form 10-Q
period 2022-03-31
Ondas Holdings Inc.
filed 2022-05-11
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock as of May 10, 2022 was 42,034,133.

ONDAS HOLDINGS INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$32,060,661	$40,815,123
Accounts receivable, net	474,471	1,213,195
Inventory, net	1,305,603	1,178,345
Other current assets	1,877,756	1,449,610
Total current assets	35,718,491	44,656,273

Property and equipment, net	2,545,577	1,031,999

Other Assets:
Goodwill	45,026,583	45,026,583
Intangible assets, net	24,323,246	25,169,489
Long-term equity investment	500,000	500,000
Lease deposits	218,206	218,206
Operating lease right of use assets	3,635,416	836,025
Total other assets	73,703,451	71,750,303
Total assets	$111,967,519	$117,438,575

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,397,898	$2,411,085
Operating lease liabilities	861,978	550,525
Accrued expenses and other current liabilities	1,742,467	1,149,907
Deferred revenue	341,469	512,397
Total current liabilities	5,343,812	4,623,914

Long-Term Liabilities:
Notes payable	300,000	300,000
Accrued interest	39,899	40,152
Operating lease liabilities, net of current	2,732,980	241,677
Total long-term liabilities	3,072,879	581,829
Total liabilities	8,416,691	5,205,743

Commitments and Contingencies (Note 12)

Stockholders’ Equity

Preferred stock - par value $0.0001; 5,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively, and none issued or outstanding at March 31, 2022 and December 31, 2021, respectively	-	-
Preferred stock, Series A - par value $0.0001; 5,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively, and none issued or outstanding at March 31, 2022 and December 31, 2021, respectively	-	-
Common stock - par value $0.0001; 116,666,667 shares authorized; 40,990,604 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	4,099	4,099
Additional paid in capital	193,830,517	192,502,122
Accumulated deficit	(90,283,788)	(80,273,389)
Total stockholders’ equity	103,550,828	112,232,832
Total liabilities and stockholders’ equity	$111,967,519	$117,438,575

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Revenues, net	$410,198	$1,164,764
Cost of goods sold	287,932	555,350
Gross profit	122,266	609,414

Operating expenses:
General and administration	5,524,717	2,408,854
Sales and marketing	681,663	187,372
Research and development	3,907,219	894,576
Total operating expenses	10,113,599	3,490,802

Operating loss	(9,991,333)	(2,881,388)

Other income (expense)
Other expense	(4,392)	(34,176)
Interest income	-	32
Interest expense	(14,674)	(222,587)
Total other expense	(19,066)	(256,731)

Loss before provision for income taxes	(10,010,399)	(3,138,119)

Provision for income taxes	-	-

Net loss	(10,010,399)	(3,138,119)

Net loss per share - basic and diluted	$(0.24)	$(0.12)

Weighted average number of common shares outstanding, basic and diluted	40,990,604	26,672,040

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2021	26,540,769	$2,654	$80,330,488	$(65,249,547)	$15,083,595
Stock-based compensation	-	-	1,348,462	-	1,348,462
Shares issued in exercise of warrants	131,271	13	1,279,879	-	1,279,892
Forgiveness of accrued officers salary	-	-	135,103	-	135,103
Net loss	-	-	-	(3,138,119)	(3,138,119)

Balance, March 31, 2021	26,672,040	$2,667	$83,093,932	$(68,387,666)	$14,708,933

Balance, January 1, 2022	40,990,604	$4,099	$192,502,122	$(80,273,389)	$112,232,832
Stock-based compensation	-	-	1,328,395	-	1,328,395
Net loss	-	-	-	(10,010,399)	(10,010,399)

Balance, March 31, 2022	40,990,604	$4,099	$193,830,517	$(90,283,788)	$103,550,828

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,010,399)	$(3,138,119)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	39,634	25,142
Amortization of deferred financing costs	-	60,797
Amortization of intangible assets	855,326	12,750
Amortization of right of use asset	168,895	51,065
Loss on Intellectual Property	-	34,178
Stock-based compensation	1,328,395	1,348,462
Changes in operating assets and liabilities:
Accounts receivable	738,724	28,419
Inventory	(127,258)	(142)
Other current assets	(377,284)	(374,452)
Accounts payable	(13,187)	(433,400)
Deferred revenue	(170,928)	(108,851)
Operating lease liability	(126,155)	(56,168)
Accrued expenses and other current liabilities	592,307	(515,880)
Net cash flows used in operating activities	(7,101,930)	(3,066,199)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(9,083)	-
Purchase of equipment	(1,553,212)	(58,281)
Security deposit	-	(90,000)
Net cash flows used in investing activities	(1,562,295)	(148,281)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	-	1,279,892
Payments for deferred offering costs	(90,237)	(99,958)
Net cash flows provided by (used in) financing activities	(90,237)	1,179,934

Decrease in cash and cash equivalents	(8,754,462)	(2,034,546)
Cash and cash equivalents, beginning of period	40,815,123	26,060,733
Cash and cash equivalents, end of period	$32,060,661	$24,026,187

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$4,003	$11,705
Cash paid for income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Forgiveness of accrued officers salary	$-	$135,103
Operating leases right-of-use assets obtained in exchange for lease liabilities	$2,928,911	$-

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company

Ondas Holdings Inc. (“Ondas Holdings,” “Ondas,” the “Company,” “we,” or “our”) was originally incorporated in Nevada on December 22, 2014, under the name of Zev Ventures Incorporated. On September 28, 2018, we acquired Ondas Networks Inc., a Delaware corporation (“Ondas Networks”), and changed our name to Ondas Holdings Inc. On August 5, 2021, we acquired American Robotics, Inc., a Delaware corporation (“American Robotics” or “AR”). As a result of these acquisitions, Ondas Networks and American Robotics became our wholly owned subsidiaries. These two wholly owned subsidiaries are now Ondas’ primary focus. Ondas’ corporate headquarters are located in Waltham, Massachusetts. Ondas Networks has offices and facilities in Sunnyvale, California, and American Robotics’ offices and facilities are located in Waltham, Massachusetts and Marlborough, Massachusetts.

Ondas has a third wholly owned subsidiary, FS Partners (Cayman) Limited, a Cayman Islands limited liability company (“FS Partners”), and one majority owned subsidiary, Full Spectrum Holding Limited, a Cayman Islands limited liability company (“FS Holding”). FS Partners and Ondas Network Limited were both formed for the purpose of operating in China. As of December 31, 2019, we revised our business strategy, and discontinued all operations in China. Both FS Partners and FS Holdings had no operations for the three months ended March 31, 2022 and 2021, and we are in the process of dissolving them and expect the process to be completed by the end of 2022.

Business Activity

Ondas is a leading provider of private wireless, drone and automated data solutions through its wholly owned subsidiaries, Ondas Networks and American Robotics. We operate our two subsidiaries as separate business segments.

Ondas Networks

Ondas Networks provides wireless connectivity solutions enabling mission-critical Industrial Internet applications and services. We refer to these applications as the Mission Critical Internet of Things (“MC-IoT”). Our wireless networking products are applicable to a wide range of MC-IoT applications which are most often located at the very edge of large industrial networks. These applications require secure, real-time connectivity with the ability to process large amounts of data at the edge of large industrial networks. Such applications are required in all of the major critical infrastructure markets, including rail, electric grids, drones, oil and gas, and public safety, homeland security and government, where secure, reliable and fast operational decisions are required in order to improve efficiency and ensure a high degree of safety and security.

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. On March 31, 2022, we had stockholders’ equity of approximately $103,551,000, net short and long-term borrowings outstanding of approximately $0 and $300,000, respectively, cash of approximately $32,061,000 and working capital of approximately $30,375,000.

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

The Company’s business, financial condition and results of operations were impacted from the COVID-19 pandemic for the three months ended March 31, 2022 and the year ended December 31, 2021 as follows:

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

The Company expects its business, financial condition and results of operations will be impacted from the COVID-19 pandemic during 2022, primarily due to the slowdown of customer activity during 2021 and 2020, ongoing supply chain constraints for certain critical parts, and difficulties in attracting employees. The extent to which the coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 and its variants. As a result, the Company is unable to reasonably estimate the full extent of the impact from the COVID-19 pandemic on its future business, financial conditions, and results of operations. In addition, if the Company were to experience any new impact to its operations or incur additional unanticipated costs and expenses as a result of the COVID-19 pandemic, such operational delays and unanticipated costs and expenses could further adversely impact the Company’s business, financial condition and results of operations during 2022.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2021 Form 10-K and are updated, as necessary, in this Form 10-Q. The December 31, 2021 condensed consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

The consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, Ondas Networks, American Robotics, and FS Partners, and our majority owned subsidiary, FS Holding. All significant inter-company accounts and transactions between these entities have been eliminated in these unaudited condensed consolidated financial statements.

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment Information

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The Company’s CODM is its Chief Executive Officer. The Company determined it has two reportable segments: Ondas Networks and American Robotics as the CODM reviews financial information for these two businesses separately. The Company has no inter-segment sales.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. On March 31, 2022 and December 31, 2021, we had no cash equivalents. The Company periodically monitors its positions with, and the credit quality of the financial institutions with which it invests. Periodically, throughout the three months ended, and as of March 31, 2022, the Company has maintained balances in excess of federally insured limits. As of March 31, 2022, the Company was approximately $31,423,000 in excess of federally insured limits.

Accounts Receivable

Accounts receivable are stated at a gross invoice amount less an allowance for credit losses. We estimate allowance for credit losses by evaluating specific accounts where information indicates our customers may have an inability to meet financial obligations, such as customer payment history, credit worthiness and receivable amounts outstanding for an extended period beyond contractual terms. We use assumptions and judgment, based on the best available facts and circumstances, to record an allowance to reduce the receivable to the amount expected to be collected. These allowances are evaluated and adjusted as additional information is received. We had no allowance for credit losses as of March 31, 2022 and December 31, 2021.

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

Inventory consists of the following:

	March 31, 2022	December 31, 2021
Raw Material	$1,268,498	$1,153,254
Work in Process	25,590	65,192
Finished Goods	111,769	60,153
Less Inventory Reserves	(100,254)	(100,254)
Total Inventory, Net	$1,305,603	$1,178,345

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

Software

Costs incurred internally in researching and developing a software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to production. The amortization of these costs is included in cost of revenue over the estimated life of the products. As of March 31, 2022 and December 31, 2021, the Company had no internally developed software.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

Long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows is less than its carrying value. The amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. The impairments of long-lived assets was $0 and $34,178 for the three months ended March 31, 2022 and 2021, respectively.

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

The Company had no financial instruments that are required to be valued at fair value as of March 31, 2022 and December 31, 2021.

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Share-Based Compensation

We calculate share-based compensation expense for option awards and certain warrant issuances (“Share-based Award(s)”) based on the estimated grant/issue date fair value using the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) and recognize the expense on a straight-line basis over the vesting period. We account for forfeitures as they occur. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the expected term of the Share-based Award in determining the fair value of Share-based Awards. In determining the expected term, the Company uses the simplified method due the lack of sufficient exercise history. Although we believe our assumptions used to calculate share-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Collaboration Arrangements Within the Scope of ASC 808, Collaborative Arrangements

The Company’s development revenue includes contracts where the Company and the customer work cooperatively to develop software and hardware applications. The Company analyzes these contracts to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and are therefore within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.  For collaboration arrangements that are deemed to be within the scope of ASC 808, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company’s policy is generally to recognize amounts received from collaborators in connection with joint operating activities that are within the scope of ASC 808 as a reduction in research and development expense. As of March 31, 2022, the Company has not identified any contracts with its customers that meet the criteria of ASC 808.

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

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the products or services promised within each contract and determines those that are performance obligations and assesses whether each promised product or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales and other taxes collected on behalf of third parties are excluded from revenue. For the three months ended March 31, 2022 and 2021, none of our contracts with customers included variable consideration.

Contracts that are modified to account for changes in contract specifications and requirements are assessed to determine if the modification either creates new or changes the existing enforceable rights and obligations. Generally, contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. For the three months ended March 31, 2022 and 2021, there were no modifications to contract specifications.

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Service revenue is comprised of separately priced extended warranty sales, network support and maintenance, remote monitoring, as well as ancillary services directly related to the sale of the Ondas Networks’ wireless communications products including wireless network design, systems engineering, radio frequency planning, software configuration, product training, installation, and onsite support. The extended warranty Ondas Networks sells provides a level of assurance beyond the coverage for defects that existed at the time of a sale or against certain types of covered damage. The extended warranty includes 1) factory hardware repair or replacement of the base station and remote radios, at our election, 2) software upgrades, bug fixes and new features of the radio software and network management systems (“NMS”), 3) deployment and network architecture support, and 4) technical support by phone and email. Ancillary service revenues are recognized at the point in time when those services have been provided to the customer and the performance obligation has been satisfied. The Company allocates the transaction price to the service and extended warranty based on the stand-alone selling prices of these performance obligations, which are stated in our contracts. Revenue for the extended warranty is recognized over time.

Development revenue is comprised primarily of non-recurring engineering service contracts to develop software and hardware applications for various customers. For Ondas Networks, a significant portion of this revenue is generated through four contracts with two customers whereby Ondas Networks is to develop such applications to interoperate within the customers’ infrastructure. For these contracts, Ondas Networks and the customers work cooperatively, whereby the customers’ involvement is to provide technical specifications for the product design, as well as, to review and approve the project progress at various markers based on predetermined milestones. The products developed are not able to be sold to any other customer and are based in part upon existing Ondas Networks and customer technology. Development revenue is recognized as services are provided over the life of the contract as Ondas Networks has an enforceable right to payment for services completed to date and there is no alternative use of the product.

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

Disaggregation of Revenue

The following tables present our disaggregated revenues by Type of Revenue and Timing of Revenue:

	Three Months Ended March 31,
	2022	2021
Type of Revenue
Product revenue	$149,270	$17,600
Service revenue	60,117	8,210
Development revenue	200,811	1,138,140
Other revenue	-	814
Total revenue	$410,198	$1,164,764

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2022	2021
Timing of Revenue
Revenue recognized point in time	$149,270	$18,414
Revenue recognized over time	260,928	1,146,350
Total revenue	$410,198	$1,164,764

Contract Assets and Liabilities

We recognize a receivable or contract asset when we perform a service or transfer a good in advance of receiving consideration. A receivable is recorded when our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. A contract asset is recorded when our right to consideration in exchange for goods or services that we have transferred or provided to a customer is conditional on something other than the passage of time. We did not have any contract assets recorded at March 31, 2022 and December 31, 2021.

We recognize a contract liability when we receive consideration, or if we have the unconditional right to receive consideration, in advance of satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. The table below details the activity in our contract liabilities during the three months ended March 31, 2022, and the year ended December 31, 2021, which is included in accrued expenses and other current liabilities in the Company’s unaudited condensed consolidated balance sheet.

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Balance at beginning of period	$512,397	$165,035
Additions, net	90,000	2,238,137
Transfer to revenue	(260,928)	(1,890,775)
Balance at end of period	$341,469	$512,397

Warranty Reserve

For our software and hardware products, we provide a limited one-year assurance-type warranty and for our development service, we provide no warranties. The assurance-type warranty covers defects in material and workmanship only. If a software or hardware component is determined to be defective after being tested by the Company within the one-year, the Company will repair, replace or refund the price of the covered hardware and/or software to the customer (not including any shipping, handling, delivery or installation charges). We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance-type warranties and has determined that the estimated outstanding warranty obligation on March 31, 2022 or December 31, 2021 are immaterial to the Company’s financial statements.

Leases

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. During the three months ended March 31, 2022, the Company’s operating leases consisted of office space in Sunnyvale, CA (the “Gibraltar Lease”), Marlborough, MA (the “American Robotics Lease”), and Waltham, MA (the “Waltham Lease”).

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On October 8, 2021, American Robotics entered into an 86-month operating lease for space in Waltham, Massachusetts. The Waltham Lease has commenced on March 1, 2022, and is scheduled to terminate on April 30, 2029, wherein the base rate is $39,375 per month, increasing 3% annually, with a security deposit due in the amount of $104,040. These facilities also serve as Ondas’ corporate headquarters.

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

Lease Positions as of March 31, 2022 and December 31, 2021

ROU lease assets and lease liabilities for our operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	March 31, 2022	December 31, 2021
Assets:
Operating lease assets	$3,635,416	$836,025
Total lease assets	$3,635,416	$836,025

Liabilities:
Operating lease liabilities, current	$861,978	$550,525
Operating lease liabilities, net of current	2,732,980	241,677
Total lease liabilities	$3,594,958	$792,202

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Information

	Three Months Ended March 31,
	2022	2021
Operating cash flows for operating leases	$160,500	$85,730
Weighted average remaining lease term (in years) – operating lease	6.03	-
Weighted average discount rate – operating lease	6.4%	14%

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average shares of common stock outstanding for each period. Diluted net loss per share is the same as basic net loss per share since we have net losses for each period presented.

The following potentially dilutive securities for the three months ended March 31, 2022 and 2021 have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	Three months ended March 31,
	2022	2021
Warrants to purchase common stock	3,258,961	593,006
Options to purchase common stock	1,514,941	1,701,639
Restricted stock purchase offers	1,391,150	640,805
Total potentially dilutive securities	6,165,052	2,935,450

Concentration of Customers

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue.

The table below sets forth the Company’s customers that accounted for greater than 10% of its revenues for the three-month periods ended March 31, 2022 and 2021, respectively:

	Three Months Ended
	March 31,
Customer	2022	2021
A	84%	81%
B	below 10%	18%

Customer A accounted for 52% of the Company’s accounts receivable balance at March 31, 2022.

Recently Adopted Accounting Pronouncements

In May 2021, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2021-04—Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU are effective for public and nonpublic entities for fiscal years beginning after December 15, 2021, and interim periods with fiscal years beginning after December 15, 2021. Early adoption was permitted, including adoption in an interim period. The adoption of this pronouncement had no impact on our accompanying consolidated financial statements.

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

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments by reducing the number of accounting models that require separate accounting for embedded conversion features. ASU 2020-06 also simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification and makes targeted improvements to the disclosures for convertible instruments and earnings-per-share (“EPS”) guidance. This update will be effective for the Company’s fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Entities can elect to adopt the new guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company is currently evaluating the impact of the pending adoption of the new standard on its financial statements and intends to adopt the standard as of January 1, 2024.

Reclassification

Certain amounts reported in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 3 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2022	December 31, 2021
Prepaid insurance	$806,811	$1,026,212
Other prepaid expenses	1,070,946	423,398
Total other current assets	$1,877,757	$1,449,610

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2022	December 31, 2021
Vehicles	$149,916	$149,916
Computer equipment	216,124	183,869
Furniture and fixtures	141,053	141,053
Software	115,282	88,284
Leasehold improvements	37,401	37,401
Development equipment	56,274	56,275
Base stations	176,775	117,850
Drones	73,292	54,969
Construction in progress	2,043,755	627,044
	3,009,872	1,456,661
Less: accumulated depreciation	(464,295)	(424,662)
Total property and equipment	$2,545,577	$1,031,999

Depreciation expense for the three months ended March 31, 2022 and 2021 was $39,634 and $25,142, respectively.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – GOODWILL AND BUSINESS ACQUISITION

We account for acquisitions in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”), and goodwill in accordance with ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”). The excess of the purchase price over the estimated fair value of net assets acquired in a business combination is recorded as goodwill. On May 17, 2021, the Company entered into an Agreement and Plan of Merger (the “AR Agreement”) with Drone Merger Sub I Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub I”), Drone Merger Sub II Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub II”), American Robotics, and Reese Mozer, solely in his capacity as the representative of American Robotics’ Stockholders (as defined in the AR Agreement).

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

Pursuant to the AR Agreement, American Robotics stockholders and certain service providers received (i) cash consideration in an amount equal to $7,500,000, less certain indebtedness, transaction expenses and other expense amounts as described in the AR Agreement; (ii) 6,750,000 shares of the Company’s common stock (inclusive of 26 fractional shares paid in cash as set forth in the AR Agreement); (iii) warrants exercisable for 1,875,000 shares of the Company’s common stock (the “Warrants”) (inclusive of 24 fractional shares paid in cash and the equivalent of Warrants for 309,320 shares representing the value of options exercisable for 211,038 shares issued under the Company’s incentive stock plan and reducing the aggregate amount of Warrants as set forth in the AR Agreement); and (iv) the cash release from the PPP Loan Escrow Amount (as defined in the AR Agreement). Each of the Warrants entitle the holder to purchase a number of shares of the Company’s common stock at an exercise price of $7.89. Each of the Warrants shall be exercisable in three equal annual instalments commencing on the one-year anniversary of the Closing Date and shall have a term of ten years. 59,544 of the stock options were issued fully vested to employees who did not exercise their American Robotics options prior to the Closing Date and had no ongoing service requirements and therefore they were included in the purchase consideration. The remaining 151,494 stock options issued vest over four years and are contingent on ongoing employment by the employee and are recorded as compensation expense over the service period.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Also on the Closing Date, the Company entered into employment agreements and issued 1,375,000 restricted stock units (“RSUs”) under the Company’s incentive stock plan to key members of American Robotics’ management. These RSUs vest in equal installments on the next three anniversaries of the Closing Date and vesting is contingent on the individuals remaining employed by the Company. These RSUs are not included in purchase consideration and are expensed ratably over the service period. They were valued at the closing market price on the Closing Date. The compensation expense recognized in the three-month period ended March 31, 2022 in respect of these restricted stock units was $872,734, and as of March 31, 2022 the unrecognized compensation expense was $8,372,381.

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our results for the three months ended March 31, 2022 include results from American Robotics. The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of American Robotics had occurred on January 1, 2021. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred on January 1, 2021 or what the Company’s operating results will be in future periods.

	(Unaudited)
	Three months ended
	March 31,
	2022	2021
Revenue, net	$410,198	$1,214,764
Net loss	$(10,010,399)	$(5,458,620)
Basic Earnings Per Share	$(0.24)	$(0.15)
Diluted Earnings Per Share	$(0.24)	$(0.15)

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

NOTE 6 – INTANGIBLE ASSETS

The components of intangible assets, all of which are finite lived, were as follows:

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life

Patents	$77,772	$(17,356)	$60,416	$75,266	$(13,077)	$62,189	10
Patents in process	96,345	-	96,344	89,767	-	89,767	N/A
Licenses	241,909	(47,520)	194,389	241,909	(41,471)	200,438	10
Trademarks	3,230,000	(210,992)	3,019,008	3,230,000	(130,242)	3,099,758	10
FAA waiver	5,930,000	(387,363)	5,542,637	5,930,000	(239,113)	5,690,887	10
Developed technology	16,120,000	(1,053,000)	15,067,000	16,120,000	(650,000)	15,470,000	10
Non-compete agreements	840,000	(548,710)	291,290	840,000	(338,710)	501,290	1
Customer relationships	60,000	(7,839)	52,161	60,000	(4,839)	55,161	5
	$26,596,026	$(2,272,780)	$24,323,246	$26,586,942	$(1,417,452)	$25,169,489

Amortization expense for the three months ended March 31, 2022 and 2021 was $855,326 and $12,750, respectively.

We recognized no losses on intellectual property for the three months ended March 31, 2022 and 2021, respectively.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Estimated amortization expense for the next five years for the intangible assets currently being amortized is as follows:

Year Ending December 31,	Estimated Amortization
2022 (9 months)	$1,372,244
2023	$2,571,280
2024	$2,571,003
2025	$2,571,003
2026	$2,566,164
Thereafter	$12,575,208
Total	$24,226,902

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

This long-term equity investment consists of an equity investment in a private company through preferred shares, which are not considered in-substance common stock, that is accounted for at cost, with adjustments for observable changes in prices or impairments, and is classified as long-term equity investment on our consolidated balance sheets with adjustments recognized in other (expense) income, net on our consolidated statements of operations. The Company has determined that the equity investment does not have a readily determinable fair value and elected the measurement alternative. Therefore, the equity investment’s carrying amount will be adjusted to fair value at the time of the next observable price change for the identical or similar investment of the same issuer or when an impairment is recognized. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investment is impaired. The assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. If the investment is impaired, the Company writes it down to its estimated fair value. As of March 31, 2022 and December 31, 2021 the long-term equity investment had a carrying value of $500,000.

Our CEO Eric Brock is a director of Dynam.

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31, 2022	December 31, 2021
Accrued payroll and other benefits	$736,327	$269,725
D&O insurance financing payable	527,453	719,313
Accrued professional fees	374,867	117,008
Other accrued expenses	103,820	43,861
Total accrued expenses and other current liabilities	$1,742,467	$1,149,907

NOTE 9 – SECURED PROMISSORY NOTES

Steward Capital Holdings LP

On March 9, 2018, we entered into a loan and security agreement (the “Agreement”) with Steward Capital Holdings LP (the “Steward Capital”) wherein Steward Capital made available to us a loan in the aggregate principal amount of up to $10,000,000 (the “Loan”). On March 9, 2018, the Company and Steward Capital, pursuant to the Agreement, entered into a Secured Term Promissory Note for $5,000,000, having a maturity date of September 9, 2019 (“Tranche A”). The Note bore interest at a per annum rate equal to the greater of (a) 11.25% or (b) 11.25% plus the Prime Rate, less 3.25%. The Agreement also included payments of $25,000 in loan commitment fees and $100,000, one percent (1%) of the funding in loan facility charges. The loan commitment fees and $50,000 in loan facility charges associated with Tranche A were recorded as debt discount and amortized over the life of the Loan. There was also an end of term charge of $250,000. The end of term charge was being recorded as accreted costs over the term of the Loan. The Note was secured by substantially all of the assets of the Company.

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

On both March 31, 2022 and December 31, 2021, the total outstanding balance of the Convertible Promissory Note was $300,000. The maturity date of the Convertible Promissory Note is based on the payment of 0.6% of quarterly gross revenue until 1.5 times the amount of the Convertible Promissory Note is paid. Accrued interest on March 31, 2022 and December 31, 2021 was $39,899 and $40,152, respectively. Interest expense for the three months ended March 31, 2022 and 2021 was $3,750.

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

All or a portion of the PPP Loan could be forgiven by the SBA upon application to the Lender by the Company within 10 months after the last day of the covered period. The Lender would have 90 days to review borrower’s forgiveness application and the SBA had an additional 60 days to review the Lender’s decision as to whether the borrower’s loan could be forgiven. Under the CARES Act, loan forgiveness was available for the sum of documented payroll costs, covered rent payments, and covered utilities, and certain covered mortgage interest payments during the twenty-four-week period beginning on the date of the first disbursement of the PPP Loan. For purposes of the CARES Act, payroll costs excluded compensation of an individual employee earning more than $100,000, prorated annually. Not more than 40% of the forgiven amount could be for non-payroll costs. Forgiveness was reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually were reduced by more than 25%. On May 4, 2021, the Company submitted an application to the lender with supporting detail requesting forgiveness of the loan. On May 26, 2021, the Company received full forgiveness for both the principal and accrued interest, which was included in other income on the Company’s accompanying consolidated statements of operations.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock

On March 31, 2022 the Company had 116,666,667 shares of common stock, par value $0.0001 (the “Common Stock”), authorized for issuance, of which 40,990,604 shares of our Common Stock were issued and outstanding.

Preferred Stock

At March 31, 2022 and December 31, 2021, the Company had 10,000,000 shares of preferred stock, par value $0.0001, authorized, of which 5,000,000 shares are designated as Series A Convertible Preferred Stock (“Series A Preferred”) and 5,000,000 shares are non-designated (“blank check”) shares. As of March 31, 2022 and December 31, 2021, the Company had no preferred stock outstanding.

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ATM Offering

On March 22, 2022, the Company, entered into an Equity Distribution Agreement (the “ATM Agreement”) with Oppenheimer & Co. Inc. (the “Sales Agent”). Pursuant to the terms of the ATM Agreement, the Company may offer and sell (the “ATM Offering”) from time to time through the Sales Agent, as the Company’s sales agent, up to $50 million of shares of the Company’s common stock, par value $0.0001 per share (the “ATM Shares”). Sales of the ATM Shares, if any, may be made in sales deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act. The Sales Agent is not required to sell any specific number or dollar amount of ATM Shares, but will act as a sales agent using commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules, and regulations and the rules of the Nasdaq Stock Market, on mutually agreed terms between the Sales Agent and the Company. The Sales Agent will receive from the Company a commission of 3.0% of the gross proceeds from the sales of ATM Shares by the Sales Agent pursuant to the terms of the Agreement. Net proceeds from the sale of the ATM Shares will be used for general corporate purposes.

The offering of ATM Shares pursuant to the ATM Agreement will terminate upon the earliest of (i) the sale of all ATM Shares subject to the ATM Agreement, and (ii) the termination of the ATM Agreement pursuant to its terms.

The ATM Shares are issued pursuant to the Company’s shelf registration statement (the “Registration Statement”) on Form S-3 (File No. 333-252571) filed on January 29, 2021, which became effective on February 5, 2021, and the prospectus supplement thereto dated March 22, 2022.

In April 2022 the Company sold 343,045 ATM Shares through the Sales Agent at an average price of $7.72 with the net proceeds of $2.5 million. In connection with the sale of these ATM Shares, the compensation paid by the Company to the Sales Agent was $77,421.

Warrants to Purchase Common Stock

We use the Black-Scholes-Merton option model (the “Black-Scholes Model”) to determine the fair value of warrants to purchase Common Stock of the Company. The Black-Scholes Model is an acceptable model in accordance with U.S GAAP. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average term of the warrant.

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

As of March 31, 2022, we had warrants outstanding to purchase an aggregate of 3,305,854 shares of Common Stock with a weighted-average contractual remaining life of approximately 5 years, and a weighted average exercise price of $8.53 per share. No new warrants were issued, exercised, or expired in the three months ended March 31, 2022.

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

At the 2021 Annual Meeting of Stockholders of the Company held on November 5, 2021, stockholders of the Company approved, among other matters, the Ondas Holdings Inc. 2021 Stock Incentive Plan (the “Plan”). The Compensation Committee of the Board of the Company adopted the Plan on September 30, 2021, subject to stockholder approval. The purpose of the Plan is to enable the Company to attract, retain, reward, and motivate eligible individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum efforts for the growth and success of the Company, so as to strengthen the mutuality of the interests between the eligible individuals and the shareholders of the Company. The Plan provides for the issuance of awards including stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards. The Plan provides for a reserve of 6,000,000 shares of the Company’s common stock.

Stock Options to Purchase Common Stock

On March 18, 2022, the Compensation Committee of the Board granted an aggregate of 135,000 stock options to purchase shares of the Company’s Common Stock to certain employees. The stock options vest over a four-year period and are contingent on ongoing employment. They are included in compensation expense.

On March 18, 2022, the Compensation Committee of the Board granted an aggregate of 65,000 stock options to purchase shares of the Company’s Common Stock to certain non-employees. The stock options vest on December 31, 2022. They are included in compensation expense.

On March 18, 2022, the Compensation Committee of the Board granted an aggregate of 210,000 performance-based stock options to purchase shares of the Company’s Common Stock to two non-employees that are subject to the attainment of pre-established performance conditions in the year ending December 31, 2022. The actual number of shares subject to the award is determined at the end of the performance period and may range from zero to 100% of the target shares granted depending upon the terms of the award. Compensation expense related to these awards is recognized when the performance conditions are satisfied.

On February 7, 2022, the Compensation Committee of the Board granted an aggregate of 1,248,000 stock options to purchase shares of the Company’s Common Stock to certain employees. The stock options vest over a two-year period and are contingent on ongoing employment. They are included in compensation expense.

The assumptions used in the Black-Scholes Model are set forth in the table below.

Three months ended,
March 31, 2022
Stock price	$4.99-6.55
Risk-free interest rate	1.82-2.16%
Volatility	46.42-56.81%
Expected life in years	2.9-6.3
Dividend yield	0.00%

A summary of our Option activity and related information follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Shares Under	Exercise	Contractual
	Option	Price	Life
Balance on December 31, 2021	687,448	$6.79	8.2
Granted	1,658,000	$5.12	5.3
Expired	(3,015)	-
Terminated	-	-
Canceled	-	-
Balance on March 31, 2022	2,342,433	$5.62	6.1
Vested and Exercisable at March 31, 2022	558,046	$7.88	7.7

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2022, total unrecognized estimated compensation expense related to non-vested options issued prior to that date was approximately $4,672,000, which is expected to be recognized over a weighted-average period of 5.29 years. For the three months ended March 31, 2022 and 2021, $332,642 and $97,162, respectively, was recorded in stock-based compensation in the accompanying unaudited condensed consolidated financial statements.

Restricted Stock Units

On March 22, 2022, the Compensation Committee approved the grant of 14,800 restricted stock units to an employee. The restricted stock units vest in four successive equal annual installments with the first vesting date commencing on the first anniversary of the award date and are contingent on continuing employment. The compensation expense recognized in the three months ended March 31, 2022 in respect of these restricted stock units was $656, and as of March 31, 2022 the unrecognized compensation expense was $105,756.

On November 5, 2021, the Compensation Committee approved the grants of 6,362 restricted stock units for each of Ondas’ directors (Messrs. Cohen, Reisfield, Silverman, Seidl, Bushey and Sood). Each restricted stock unit represents a contingent right to receive one share of common stock of the Company. These restricted stock units vest in four successive equal quarterly installments with the first vesting date commencing on the first day of the next calendar quarter, provided that such director is a director of the Company on the applicable vesting dates. The compensation expense recognized in the three months ended March 31, 2022 in respect of these restricted stock units was $90,563, and as of March 31, 2022 the unrecognized compensation expense was $271,689.

On August 5, 2021, the Company entered into employment agreements and awarded 1,375,000 restricted stock units pursuant to the 2018 Plan to key members of American Robotics’ management. Each restricted stock unit represents a contingent right to receive one share of common stock of the Company. The restricted stock units vest in three successive equal annual installments with the first vesting date commencing on the first anniversary of the award date and are contingent on continuing employment. The compensation expense recognized in the three months ended March 31, 2022 in respect of these restricted stock units was $872,734, and as of March 31, 2022 the unrecognized compensation expense was $8,372,381.

On January 25, 2021, the Compensation Committee approved the following grants: (a) for Messrs. Cohen, Reisfield and Silverman (i) 5,000 restricted stock units pursuant to the 2018 Plan, and (b) for Mr. Seidl and Ms. Sood (i) 5,000 restricted stock units pursuant to the 2018 Plan, and (ii) 10,000 restricted stock units pursuant to the 2018 Plan. Each restricted stock unit represents a contingent right to receive one share of common stock of the Company. The 5,000 restricted stock units granted to each of Messrs. Cohen, Reisfield, Silverman and Seidl and Ms. Sood vest in four successive equal quarterly installments with the first vesting date commencing on the first day of the next calendar quarter, provided that such director is a director of the Company on the applicable vesting dates. The 10,000 restricted stock units granted to Mr. Seidl and Ms. Sood vest in eight successive equal quarterly installments with the first vesting date commencing on the first day of the next calendar quarter, provided that such director is a director of the Company on the applicable vesting dates. All restricted stock units granted to these directors shall vest in full immediately upon a change in control. The Company recognized stock-based compensation of $31,800 for the three months ended March 31, 2022. As of March 31, 2022, the unrecognized compensation expense was $95,400.

The Company recognizes restricted stock unit expense over the period of vesting or period that services will be provided. Compensation associated with shares of Common Stock issued or to be issued to consultants and other non-employees is recognized over the expected service period beginning on the measurement date, which is generally the time the Company and the service provider enter into a commitment whereby the Company agrees to grant shares in exchange for the services to be provided.

The following is a summary of restricted stock unit activity for the three months ended March 31, 2022:

		Weighted
		Average
	Shares	Grant Date Fair Value
Unvested balance on December 31, 2021	1,385,000	$7.82
Granted	14,800	$7.19
Vested	(2,500)	12.72
Unvested balance on March 31, 2022	1,397,300	$7.80

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of March 31, 2022.

NOTE 13 – SEGMENT INFORMATION

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the CODM in making decisions regarding resource allocation and performance assessment. The Company’s CODM is its Chief Executive Officer. The Company determined it has two reportable segments: Ondas Networks and American Robotics as the CODM reviews financial information for these two businesses separately The Company has no inter-segment sales.  Our segment structure presented below represents a change from the prior year for the inclusion of our American Robotics segment, which the Company acquired on August 5, 2021. The following table presents segment information for three months ended March 31, 2022:

	Three Months Ended
	March 31, 2022
	Ondas Networks	American Robotics	Total
Revenue, net	$350,081	$60,117	$410,198
Depreciation and amortization	32,001	862,959	894,960
Interest expense	14,674	-	14,674
Stock based compensation	302,003	1,026,392	1,328,395
Net loss	(3,291,847)	(6,718,552)	(10,010,399)
Goodwill		45,026,583	45,026,583
Total assets	34,974,289	76,993,230	111,967,519

NOTE 14 – INCOME TAXES

The Company had a net deferred tax asset of $14,528,920 as of December 31, 2021, including a tax benefit from net operating loss carry-forwards of $17,577,952. A valuation allowance of $14,528,920 was provided against this asset resulting in deferred assets, net of valuation allowance of $0.

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

As of March 31, 2022 and December 31, 2021, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – RELATED PARTY TRANSACTIONS

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

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events as of May 15, 2022, the date the consolidated financial statements were available to be issued according to the requirements of ASC topic 855.

Ardenna Acquisition

On March 20, 2022, the Company entered into a Purchase Agreement to acquire the assets of Ardenna, Inc., a leading provider of image processing and machine learning software solutions for rail infrastructure monitoring and inspections. The consideration for the acquisition is $900,000 in cash and 780,000 shares of the Company’s common stock (the “Ardenna Consideration Shares”). In connection with the acquisition, the parties have entered into a Registration Rights and Lock-Up Agreement, which requires the Company to file a resale registration statement covering the resale of the Ardenna Consideration Shares no later than ninety (90) days after the closing date and restricts the holder from transferring the Ardenna Consideration Shares for 180 days from the closing date, subject to certain exceptions.

On April 6, 2022, the Company completed the previously announced acquisition of the assets of Ardenna Inc., a leading provider of image processing and machine learning software solutions for rail infrastructure monitoring and inspections.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis provide information which our management believes to be relevant to an assessment and understanding of the results of operations and financial condition of Ondas Holdings Inc. (“Ondas,” “we” or the “Company”). This discussion should be read together with our condensed consolidated financial statements and the notes included therein, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2022, including the audited consolidated financial statements and notes included therein as of and for the year ended December 31, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. For a description of factors that may cause our actual results to differ materially from those anticipated in these forward-looking statements, please refer to the below section of this Report titled “Cautionary Note Regarding Forward-Looking Statements.” The reported results will not necessarily reflect future results of operations or financial condition.

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

We sell our products and services globally through a direct sales force and value-added sales partners to critical infrastructure providers including major rail operators, commercial and industrial drone operators, electric and gas utilities, water and wastewater utilities, oil and gas producers and pipeline operators, and for other critical infrastructure applications in areas such as homeland security and defense, and transportation. We continue to develop our value-added reseller relationships which today include a major strategic partnership with Siemens Mobility (“Siemens”) for the development of new types of wireless connectivity for the global rail markets. In addition, Ondas and JVCKenwood, a global supplier of Land Mobile Radio (“LMR”) systems, have jointly responded to a request from the rail industry for the design and delivery of a next generation data and voice platform.  We believe our Siemens Mobility partnership and our joint effort with JVCKenwood are indicative of the potential for additional Tier 1 partnerships in our other vertical markets including securing reseller relationships with major suppliers to the worldwide government and homeland security markets. These partnerships are being driven by the flexibility of our FullMAX software to support legacy industrial protocols (e.g., Push to Talk Voice, Dial-up Serial Data Communications, and Advanced Train Control System – ATCS) while simultaneously operating our state-of-the-art MC-IoT protocols. This dual and multi-mode software capability provides major industrial customers with a seamless migration path to advanced internet-protocol-based networks. Over time, these legacy functions, like Push to Talk Voice and ATCS, are transformed into just several of many new data applications we can support.

The Global Rail Markets and our Siemens Mobility Partnership

The North American Rail Network is vast in scale, consisting of 140,000 miles of track, 25,000 locomotives, and 1.6 million railcars. Within this large footprint, we believe there are 200,000 highway crossings, with at least 65,000 of the crossings equipped with electronic systems today, a number which is expected to increase in the coming years. We believe a significant portion of the communications infrastructure has been in operation for more than 20 years and now requires a technological upgrade to support new applications and increased capacity requirements. Our MC-IoT platform offers an excellent migration path for these applications. We believe the Class I Rails value the ability of Ondas’ frequency-agnostic SDR architecture to enable a substantial capacity increase utilizing the railroad’s existing wireless infrastructure and dedicated Federal Communication Commission (“FCC”) licensed radio frequencies, as well as the flexibility to adapt to and take advantage of future changes in spectrum availability. The Class 1 Rails operate four separate nationwide networks, all of which are addressable by our FullMAX platform. Ondas is targeting the 900 MHz network for the initial adoption of its wireless platform by the Class 1 Rails, who were awarded greenfield spectrum in the 900 MHz band by the FCC in 2020.

Siemens Partnership, ATCS Development Program

In April 2020, we entered a strategic partnership with Siemens, to jointly develop wireless communications products for the North American Rail Industry based on Siemens’ Advanced Train Control System (“ATCS”) protocol and our MC-IoT platform. At the same time, we entered into an agreement to allow Siemens to sell Ondas’ 802.16 MC-IoT standardized products to the North American Rails under the Siemens’ brand name “Airlink.” The dual-mode ATCS/MC-IoT radio system was designed to support Siemens’ extensive installed base of ATCS radios as well as offer Siemens’ customers the ability to support a host of new advanced rail applications utilizing our MC-IoT wireless system. These new applications, including Advanced Grade Crossing Activation and Monitoring, Wayside Inspection, Railcar Monitoring, and support for next generation signaling and train control systems, are designed to increase railroad productivity, reduce costs, and improve safety. Siemens formally launched the dual mode ATCS/MC-IoT radio products along with the Siemens branded Airlink radios in September 2021 at the Railway Systems Suppliers (RSSI) conference in Indianapolis. In November 2021, Siemens secured its first commercial 900 MHz rail order for a major Class I Railroad for delivery by year-end. Ondas delivered this initial order as requested in December 2021.

Multiple New Joint Development Programs

In January 2021, Ondas Networks and Siemens signed a Letter of Intent (“LOI”) for the development of a next generation radio product for the global rail markets including support for our first onboard locomotive radio. The formal agreement, referred to as the Next Generation Radio Board, was signed by the parties in July 2021 with a targeted completion date in first quarter 2022. Also in July 2021, Ondas Networks received a purchase order from Siemens Mobility for the development of a new industrial radio to support rail safety. This program was completed as requested by September 2021. In October 2021, Siemens substantially expanded the Next Generation Radio Board development program by issuing to Ondas Networks four new purchase orders which included customized hardware and software solutions for Head of Train (HOT) locomotive applications for the North American market and for a major Asian Rail customer. The expanded program reprioritized the July 2021 agreement deliverables with a second quarter of 2022 delivery of completed products to the Asian Rail customer.

802.16 (“dot16”) Rail Lab

In December 2021, we received an order from Siemens for the implementation of the “dot16” North American Rail Lab (“Rail Lab”). The Rail Lab, hosted at Ondas Networks headquarters facility in Sunnyvale, CA, serves multiple purposes including interoperability and coexistence testing of 802.16 compliant wireless systems, customization and optimization of different network rail configurations, and next generation rail application testing. Importantly, the lab is focused on multiple frequency bands and networks beyond the 900 MHz that Ondas is targeting for commercial deployment.

To summarize, since announcing our strategic partnership in April 2020, Ondas and Siemens have completed our first major joint development program for ATCS/MC-IoT 900 MHz radios for the North American market and have secured and delivered on initial orders of these products to a Class I railroad. In July 2021, we entered into our second major joint development program for a global onboard locomotive radio and this program was significantly expanded in October 2021 to incorporate specific locomotive protocols with initial delivery of completed products in the second quarter of 2022. In September 2021, Siemens launched their Siemens-branded MC-IoT wireless systems under brand name ‘Airlink.’ In December 2021, Siemens together with Ondas secured the Rail Lab order from the North American railroads which will allow the companies to support the deployment of multiple North American rail communications networks based on the 802.16 standard.

Ondas believes the Siemens strategic partnership validates our wireless connectivity solutions and will serve as the foundation for the continued adoption of our wireless technology in the global rail markets.

UAS, Drones and AURA Network Systems

In December 2019, Ondas Networks received a purchase order for FullMAX base stations and remote radios from AURA Networks Systems (“AURA”), a privately held company deploying a nationwide network for the command and control of commercial drones. AURA’s key differentiator is its exclusive ownership of dedicated, licensed Air-to-Ground frequencies. We believe that operators of large, fast-moving, and high-flying drones, including those used for inspection and security applications as well as those for the Urban Air Mobility market (also known as “flying cars”), will require a secure command and control network like that planned by AURA. This command and control (C2) network will be designed to meet Federal Aviation Administration (“FAA”) requirements in order to fly long distances beyond visual line of site (BVLOS) of a drone operator.

In July 2020, we completed delivery of AURA’s first purchase order for the ground infrastructure. AURA has now installed its initial nationwide infrastructure based on our FullMAX technology in order to satisfy their FCC license requirements. In January 2021, AURA achieved another major milestone with approval from the FCC to use their frequencies for Unmanned Ariel Systems (“UAS”)/Drone operation. Based on this approval and other advances in the network, AURA placed a new purchase order in the first quarter of 2021 for continued system development related to the optimization of FullMAX base station and remote radio equipment for customer testing and demonstration networks. We have completed this project as of December 2021.

Additional Critical Markets

In the coming quarters we expect to launch additional initiatives to take our MC-IoT connectivity and ecosystem partnering strategy into other critical infrastructure markets. As evidence of this, in February 2021, we announced a new partnership with Rogue Industries (“Rogue”) to target opportunities in US Government and DoD markets. Rogue is an agile, focused marketing organization with significant expertise in bringing new technologies to these critical markets along with significant governmental procurement expertise. This expertise would otherwise require significant expense and time for Ondas to develop internally. Our agreement with Rogue is another example of Ondas leveraging what we refer to our “Ecosystem Flywheel” with our capital-light business model.

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

The Scout System™ consists of (i) Scout™, a highly automated, AI-powered drone with advanced imaging payloads (ii) the ScoutBaseTM, a ruggedized weatherproof base station for housing, charging, data processing, and cloud transfer, and (iii) ScoutViewTM, a secure web portal and API which enables remote interaction with the system, data, and resulting analytics anywhere in the world. These major subsystems are connected via a host of supporting technologies. Using a suite of proprietary technologies, including Detect-and-Avoid (“DAA”) and other proprietary intelligent safety systems, we achieved the first and only FAA approval for automated operations without a human on-site in the United States on January 15, 2021. As a result, American Robotics currently has the unique ability to serve markets which require automated drone technology to enable scalable drone operations, which the Company estimates to be 90% of all commercial drone applications.

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

As of March 31, 2022, American Robotics had signed subscription agreements of varying contract lengths with customers in multiple industries including agriculture, oil and gas and materials management.

COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified and has resulted in increased travel restrictions, business disruptions and emergency quarantine measures across the world including the United States.

The Company’s business, financial condition and results of operations were impacted from the COVID-19 pandemic for the three months ended March 31, 2022 and 2021 as follows:

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

Recent Developments

Ardenna Acquisition

As described above, on March 20, 2022, the Company entered into a Purchase Agreement to acquire the assets of Ardenna, Inc. The consideration for the acquisition is $900,000 in cash and 780,000 shares of the Company’s common stock. On April 6, 2022, the Company completed the previously announced acquisition of the assets of Ardenna Inc., a leading provider of image processing and machine learning software solutions for rail infrastructure monitoring and inspections.

Results of Operations

Three months ended March 31, 2022 compared to three months ended March 31, 2021

	Three Months Ended March 31,
			Increase
	2022	2021	(Decrease)
Revenue, net	$410,198	$1,164,764	$(754,566)
Cost of goods sold	287,932	555,350	(267,418)
Gross profit	122,266	609,414	(487,148)
Operating expenses:			-
General and administrative	5,524,717	2,408,854	3,115,863
Sales and marketing	681,663	187,372	494,291
Research and development	3,907,219	894,576	3,012,643
Total operating expense	10,113,599	3,490,802	6,622,797
Operating loss	(9,991,333)	(2,881,388)	(7,109,945)
Other income (expense)	(19,066)	(256,731)	237,665
Net loss	(10,010,399)	(3,138,119)	(6,872,280)

Revenues

	Three Months Ended March 31,
			Increase
	2022	2021	(Decrease)
Revenue, net
Ondas Networks	350,081	1,164,764	(814,683)
American Robotics	60,117	-	60,117
Total	410,198	1,164,764	(754,566)

Our revenues decreased by $754,566 to $410,198 for the three months ended March 31, 2022 compared to $1,164,764 for the three months ended March 31, 2021. Revenues during the three months ended March 31, 2022 included $149,270 for products, $60,117 for maintenance, service, support, and subscriptions, and $200,811 for development agreements with Siemens and AURA. Revenues during the three months ended March 31, 2021 included $17,600 for product, $8,210 for maintenance, service and support and $1,138,140 for development agreements with Siemens and AURA. The decrease in our development revenues were the result of substantial completion of our development contracts in 2021.

Cost of goods sold

Our cost of goods sold was $287,932 for the three months ended March 31, 2022 compared to $555,350 for the three months ended March 31, 2021. The decrease in cost of goods sold was primarily a result of a decline in costs related to the development agreements.

Gross profit

Our gross profit decreased by $487,148 for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 based on the changes in revenues and costs of goods sold as discussed above. Gross margin for the three months ended March 31, 2022 and 2021 was 30% and 52%, respectively. This decrease in gross margin is a direct result of a decline in the development revenues.

Operating Expenses

	Three Months Ended March 31,
			Increase
	2022	2021	(Decrease)
Operating expenses:
General and administrative	5,524,717	2,408,854	3,115,863
Sales and marketing	681,663	187,372	494,291
Research and development	3,907,219	894,576	3,012,643
Total	10,113,599	3,490,802	6,622,797

Our principal operating costs include the following items as a percentage of total expense.

	Three Months Ended March 31,
	2022	2021
Human resource costs, including benefits	42.9%	44.0%
Travel and entertainment	2.0%	0.1%
Other general and administration costs:
Professional fees and consulting expenses	14.7%	35.6%
Other expense	15.7%	15.2%
Depreciation and amortization	8.7%	1.1%
Other research and deployment costs, excluding human resources and travel and entertainment	15.4%	3.9%
Other sales and marketing costs, excluding human resources and travel and entertainment	0.6%	0.1%

Operating expenses increased by $6,622,797, or 190% as a result of the following items:

	(000s	)
Human resource costs, including benefits	$2,803
Travel and entertainment	199
Other general and administration costs:
Professional fees and consulting costs	244
Other expense	1,057
Depreciation and amortization	841
Other research and deployment costs, excluding human resources and travel and entertainment	1,422
Other sales and marketing costs, excluding human resources and travel and entertainment	57
	$6,623

The increase in operating expenses was primarily as the result of the acquisition of American Robotics which accounted for $6,053,000 of the increase, specifically in compensation expense, depreciation and amortization and research and development expenses. The rest of the increase was primarily in legal, accounting and other services and insurance.

Operating Loss

As a result of the foregoing, our operating loss increased by $7,109,945, or 247%, to $9,991,333 for the three months ended March 31, 2022, compared with $2,881,388 for the three months ended March 31, 2021. Operating loss increased primarily as a result of higher general and administration expenses and research and development expenses for the three months ended March 31, 2022.

Other Income (Expense), net

Other expense, net decreased by $237,665, or 93%, to $19,066 for the three months ended March 31, 2022, compared with $256,731 for the three months ended March 31, 2021. During the three months ended March 31, 2022, compared to the same period in 2021, we reported a decrease in interest expense of approximately $207,913. as a result of paying off the promissory note from Steward Capital Holdings LP on June 25, 2021.

Net Loss

As a result of the net effects of the foregoing, net loss increased by $6,872,280, or 219%, to $10,010,399 for the three months ended March 31, 2022, compared with $3,138,119 for the three months ended March 31, 2021. Net loss per share of common stock, basic and diluted, was $(0.12) for the three months ended March 31, 2021, compared with $(0.24) for the three months ended March 31, 2022.

Summary of (Uses) and Sources of Cash

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(7,101,930)	$(3,066,199)
Net cash used in investing activities	(1,562,295)	(148,281)
Net cash provided by financing activities	(90,237)	1,179,934
Decrease in cash and cash equivalents	(8,754,462)	(2,034,546)
Cash and cash equivalents, beginning of period	40,815,123	26,060,733
Cash and cash equivalents, end of period	$32,060,661	$24,026,187

The principal use of cash in operating activities for the three months ended March 31, 2022 was to fund the Company’s current expenses primarily related to operating activities necessary to allow us to service and support customers. The increase in cash flows used in operating activities of $4,035,731 was primarily due to the increase in operating expenses. Cash flows used in investing activities increased by $1,414,014 due to purchase of equipment and patent costs.

For a summary of our outstanding Secured Promissory Notes and Long-Term Notes Payable and, see NOTES 9 and 10 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. As of March 31, 2022, we had a stockholders’ equity of approximately $103,551,000. At March 31, 2022, we had short-term and long-term borrowings outstanding of approximately $0 and $300,000, respectively. As of March 31, 2022, we had cash of approximately $32,061,000 and working capital of approximately $30,375,000.

We believe available cash on hand, in addition to growth in revenue and profitability expected as the Company executes its business plan, will fund its operations for at least the next twelve months from the filing date of this Form 10-Q.

ATM Offering

On March 22, 2022, the Company, entered into an Equity Distribution Agreement (the “ATM Agreement”) with Oppenheimer & Co. Inc. (the “Sales Agent”). Pursuant to the terms of the ATM Agreement, the Company may offer and sell (the “ATM Offering”) from time to time through the Sales Agent, as the Company’s sales agent, up to $50 million of shares of the Company’s common stock, par value $0.0001 per share (the “ATM Shares”). Sales of the ATM Shares, if any, may be made in sales deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act. The Sales Agent is not required to sell any specific number or dollar amount of ATM Shares, but will act as a sales agent using commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules, and regulations and the rules of the Nasdaq Stock Market, on mutually agreed terms between the Sales Agent and the Company. The Sales Agent will receive from the Company a commission of 3.0% of the gross proceeds from the sales of ATM Shares by the Sales Agent pursuant to the terms of the Agreement. Net proceeds from the sale of the ATM Shares will be used for general corporate purposes.

The offering of ATM Shares pursuant to the ATM Agreement will terminate upon the earliest of (i) the sale of all ATM Shares subject to the ATM Agreement, and (ii) the termination of the ATM Agreement pursuant to its terms.

The ATM Shares are issued pursuant to the Company’s shelf registration statement (the “Registration Statement”) on Form S-3 (File No. 333-252571) filed on January 29, 2021, which became effective on February 5, 2021, and the prospectus supplement thereto dated March 22, 2022.

In April 2022 the Company sold 343,045 ATM Shares through the Sales Agent at an average price of $7.72 with the net proceeds of $2.5 million. In connection with the sale of these ATM Shares, the compensation paid by the Company to the Sales Agent was $77,421.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no off-balance sheet arrangements.

Contractual Obligations

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. Information concerning our critical accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 22, 2022. There have been no significant changes in our critical accounting polies since the filing of the Form 10-K.

Recent Accounting Pronouncements

There have been no material changes to our significant accounting policies as summarized in NOTE 2 of our Annual Report on Form 10-K for the year ended December 31, 2021. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying condensed consolidated financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are neither historical facts nor assurances of future performance. These forward-looking statements are based on our current, reasonable expectations and assumptions, which expectations and assumptions are subject to risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 22, 2022, and the risks discussed under the caption “Risk Factors” included in this Quarterly Report on Form 10-Q. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2022. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of March 31, 2022, due to the existence of the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the control deficiencies identified during this evaluation and set forth below, our senior management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2022 due to the existence of a material weakness in internal control over financial reporting as described below.

As set forth below, management will take steps to remediate the control deficiencies identified below. Notwithstanding the control deficiencies described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the quarter ended March 31, 2022.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company did not maintain effective internal control over financial reporting as of the three-month period ended March 31, 2022, due to the existence of the following material weakness identified by management:

Inadequate review of stock-based compensation issued in connection with the acquisition of American Robotics

The Company has initiated a remediation plan that includes the following:

Remediation plan	Status
Implementation of a third-party equity management software to calculate stock compensation expense relating to all equity awards; and	The third-party stock plan administration platform service provider has been engaged in May 2022 and the Company is working with a third party to implement the software.
Restructuring working papers and the review process to ensure that stock compensation expense is correctly calculated.	Completed in April 2022.

Changes in Internal Control Over Financial Reporting

We are in the process of incorporating the controls and related procedures of American Robotics acquired in August 2021. Other than incorporating the controls and procedures of American Robotics and the Remediation Plan set forth above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our Annual Report on 10-K for the year ended December 31, 2021, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None, other than those previously disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Name of Document

10.1	Equity Distribution Agreement, dated March 22, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2022).

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated May 10, 2022*

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated May 10, 2022*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated May 10, 2022**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated May 10, 2022**

101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 10, 2022

ONDAS HOLDINGS INC.

By:	/s/ Eric A. Brock
Eric A. Brock
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Derek Reisfield
Derek Reisfield
Chief Financial Officer
(Principal Financial and Accounting Officer)