Form 10-Q
period 2022-06-30
Ondas Holdings Inc.
filed 2022-08-09
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares outstanding of the issuer’s common stock as of August 4, 2022 was 42,666,335.

ONDAS HOLDINGS INC.

i

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$28,014,077	$40,815,123
Accounts receivable, net	265,279	1,213,195
Inventory, net	1,269,748	1,178,345
Other current assets	1,460,223	1,449,610
Total current assets	31,009,327	44,656,273

Property and equipment, net	3,517,567	1,031,999

Other Assets:
Goodwill	45,026,583	45,026,583
Intangible assets, net	30,205,303	25,169,489
Long-term equity investment	500,000	500,000
Lease deposits	218,206	218,206
Operating lease right of use assets	3,443,315	836,025
Total other assets	79,393,407	71,750,303
Total assets	$113,920,301	$117,438,575

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,376,620	$2,411,085
Operating lease liabilities	811,607	550,525
Accrued expenses and other current liabilities	1,812,413	1,149,907
Deferred revenue	199,663	512,397
Total current liabilities	5,200,303	4,623,914

Long-Term Liabilities:
Notes payable	300,000	300,000
Accrued interest	37,709	40,152
Operating lease liabilities, net of current	2,684,997	241,677
Total long-term liabilities	3,022,706	581,829
Total liabilities	8,223,009	5,205,743

Commitments and Contingencies (Note 12)

Stockholders’ Equity

Preferred stock - par value $0.0001; 5,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively, and none issued or outstanding at June 30, 2022 and December 31, 2021, respectively	-	-
Preferred stock, Series A - par value $0.0001; 5,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively, and none issued or outstanding at June 30, 2022 and December 31, 2021, respectively	-	-
Common stock - par value $0.0001; 116,666,667 shares authorized; 42,623,283 and 40,990,604 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	4,262	4,099
Additional paid in capital	207,368,243	192,502,122
Accumulated deficit	(101,675,213)	(80,273,389)
Total stockholders’ equity	105,697,292	112,232,832
Total liabilities and stockholders’ equity	$113,920,301	$117,438,575

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues, net	$604,219	$887,432	$1,014,417	$2,052,196
Cost of goods sold	285,639	580,675	573,571	1,136,025
Gross profit	318,580	306,757	440,846	916,171

Operating expenses:
General and administration	6,090,053	2,495,271	11,614,770	4,904,124
Sales and marketing	731,246	196,149	1,412,909	383,521
Research and development	4,870,369	753,642	8,777,588	1,648,219
Total operating expenses	11,691,668	3,445,062	21,805,267	6,935,864

Operating loss	(11,373,088)	(3,138,305)	(21,364,421)	(6,019,693)

Other income (expense)	(6,871)	652,957	(11,263)	618,781
Interest income	-	7,594	-	7,626
Interest expense	(11,466)	(344,012)	(26,140)	(566,600)
Total other income (expense)	(18,337)	316,539	(37,403)	59,807

Net loss	(11,391,425)	(2,821,766)	(21,401,824)	(5,959,886)

Net loss per share - basic and diluted	$(0.27)	$(0.10)	$(0.51)	$(0.21)

Weighted average number of common shares outstanding, basic and diluted	42,167,548	28,890,547	41,582,327	28,083,888

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2021	26,540,769	$2,654	$80,330,488	$(65,249,547)	$15,083,595
Stock-based compensation	-	-	1,348,462	-	1,348,462
Shares issued in exercise of warrants	131,271	13	1,279,879	-	1,279,892
Forgiveness of accrued officers' salary	-	-	135,103	-	135,103
Net loss	-	-	-	(3,138,119)	(3,138,119)

Balance, March 31, 2021	26,672,040	$2,667	$83,093,932	$(68,387,666)	$14,708,933
Issuance of shares from 2021 Public Offering, net of costs	7,360,000	736	47,522,833	-	47,523,569
Stock-based compensation			301,657	-	301,657
Shares issued in exercise of warrants	6,667	1	65,002	-	65,003
Net loss	-	-	-	(2,821,766)	(2,821,766)
Balance, June 30, 2021	34,038,707	$3,404	$130,983,424	$(71,209,432)	$59,777,396

Balance, January 1, 2022	40,990,604	$4,099	$192,502,122	$(80,273,389)	$112,232,832
Stock-based compensation	-	-	1,328,395	-	1,328,395
Net loss	-	-	-	(10,010,399)	(10,010,399)

Balance, March 31, 2022	40,990,604	$4,099	$193,830,517	$(90,283,788)	$103,550,828

Issuance of shares in connection with acquisition of asset from Ardenna, Inc.	780,000	78	5,943,522	-	5,943,600
Stock-based compensation	-	-	1,555,184	-	1,555,184
Shares issued as per ATM agreement (Net of offering costs)	852,679	85	6,039,020	-	6,039,105
Net loss				(11,391,425)	(11,391,425)
Balance, June 30, 2022	42,623,283	4,262	207,368,243	(101,675,213)	105,697,292

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,401,824)	$(5,959,886)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	127,036	50,272
Amortization of deferred financing costs	-	120,712
PPP Loan forgiveness	-	(666,091)
Amortization of intangible assets	1,822,236	19,617
Amortization of right of use asset	400,370	154,457
Loss on Intellectual Property	11,095	70,895
Stock-based compensation	2,883,579	1,650,119
Changes in operating assets and liabilities:
Accounts receivable	947,916	(678,694)
Inventory	(91,403)	5,387
Other current assets	(49,988)	(435,929)
Accounts payable	(34,465)	(496,344)
Deferred revenue	(312,734)	(140,343)
Operating lease liability	(263,884)	(159,560)
Accrued expenses and other current liabilities	660,063	(623,300)
Net cash flows used in operating activities	(15,302,003)	(7,088,688)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(25,544)	(3,698)
Purchase of equipment	(2,612,604)	(72,429)
Security deposit	-	(90,000)
Cash paid for Ardenna Inc. asset acquisition	(900,000)	-
Cash paid for note receivable	-	(2,000,000)
Net cash flows used in investing activities	(3,538,148)	(2,166,127)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants/options	-	1,344,882
Proceeds from 2021 Public Offering, net of costs	-	47,523,583
Proceeds from sale of shares under ATM agreement	6,039,105	-
Payments on loan payable	-	(7,124,278)
Net cash flows provided by financing activities	6,039,105	41,744,187

Increase (decrease) in cash and cash equivalents	(12,801,046)	32,489,372
Cash and cash equivalents, beginning of period	40,815,123	26,060,733
Cash and cash equivalents, end of period	$28,014,077	$58,550,105

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$4,003	$1,038,532
Cash paid for income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Forgiveness of accrued officers’ salary	$-	$135,103
Non-cash consideration for purchase of intangible asset	5,943,600	-
Operating leases right-of-use assets obtained in exchange for lease liabilities	$2,928,911	$-

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

Ondas has a third wholly owned subsidiary, FS Partners (Cayman) Limited, a Cayman Islands limited liability company (“FS Partners”), and one majority owned subsidiary, Full Spectrum Holding Limited, a Cayman Islands limited liability company (“FS Holding”). FS Partners and Ondas Network Limited were both formed for the purpose of operating in China. As of December 31, 2019, we revised our business strategy, and discontinued all operations in China. Both FS Partners and FS Holdings had no operations for the six months ended June 30, 2022 and 2021, and we are in the process of dissolving them and expect the process to be completed by the end of 2022.

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

Liquidity

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. On June 30, 2022, we had stockholders’ equity of $105,697,292, net short and long-term borrowings outstanding of $0 and $300,000, respectively, cash and cash equivalents of $28,014,077 and working capital of $25,809,024.

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

The Company’s business, financial condition and results of operations were impacted from the COVID-19 pandemic for the three and six months ended June 30, 2022 and the year ended December 31, 2021 as follows:

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company expects its business, financial condition and results of operations will continue to be impacted from the COVID-19 pandemic during 2022, primarily due to the slowdown of customer activity during 2021 and 2020, ongoing supply chain constraints for certain critical parts, and difficulties in attracting employees. The extent to which the coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 and its variants. As a result, the Company is unable to reasonably estimate the full extent of the impact from the COVID-19 pandemic on its future business, financial conditions, and results of operations. In addition, if the Company were to experience any new impact to its operations or incur additional unanticipated costs and expenses as a result of the COVID-19 pandemic, such operational delays and unanticipated costs and expenses could further adversely impact the Company’s business, financial condition and results of operations during 2022.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2021 Form 10-K and are updated, as necessary, in this Form 10-Q. The December 31, 2021 condensed consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

The condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, Ondas Networks, American Robotics, and FS Partners, and our majority owned subsidiary, FS Holding. All significant inter-company accounts and transactions between these entities have been eliminated in these unaudited condensed consolidated financial statements.

Business Combinations

We utilize the purchase method of accounting for business combinations. This method requires, among other things, that results of operations of acquired companies are included in Ondas' results of operations beginning on the respective acquisition dates and that assets acquired, and liabilities assumed are recognized at fair value as of the acquisition date. Any excess of the fair value of consideration transferred over the fair values of the net assets acquired is recognized as goodwill. Contingent consideration liabilities are recognized at the estimated fair value on the acquisition date; these are recorded in either other accruals within current liabilities (for expected payments in less than a year) or other non-current liabilities (for expected payments in greater than a year), both on our condensed consolidated balance sheets. Subsequent changes to the fair value of contingent consideration liabilities are recognized in other income (expense) in the consolidated statements of income. Contingent consideration payments made soon after the acquisition date are classified as investing activities in the consolidated statements of cash flows. Contingent consideration payments not made soon after the acquisition date that are related to the acquisition date fair value are reported as financing activities in the consolidated statements of cash flows, and amounts paid in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows. The fair value of assets acquired and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value during a period of time not to exceed 12 months from the acquisition date. Legal costs, due diligence costs, business valuation costs and all other business acquisition costs are expensed when incurred.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

We amortize our intangible assets with a finite life on a straight-line basis, over 10 years for patents; 10 years for developed technology, 10 years for licenses, trademarks, and the FAA waiver; 5 years for customer relationships; and 1 year for non-compete agreements.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. On June 30, 2022 and December 31, 2021, we had no cash equivalents. The Company periodically monitors its positions with, and the credit quality of the financial institutions with which it invests. Periodically, throughout the six months ended, and as of June 30, 2022, the Company has maintained balances in excess of federally insured limits. As of June 30, 2022, the Company was $27,506,372 in excess of federally insured limits.

Accounts Receivable

Accounts receivable are stated at a gross invoice amount less an allowance for credit losses. We estimate allowance for credit losses by evaluating specific accounts where information indicates our customers may have an inability to meet financial obligations, such as customer payment history, credit worthiness and receivable amounts outstanding for an extended period beyond contractual terms. We use assumptions and judgment, based on the best available facts and circumstances, to record an allowance to reduce the receivable to the amount expected to be collected. These allowances are evaluated and adjusted as additional information is received. We had no allowance for credit losses as of June 30, 2022 and December 31, 2021.

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

Inventory consists of the following:

	June 30, 2022	December 31, 2021
Raw Material	$1,181,941	$1,153,254
Work in Process	123,449	65,192
Finished Goods	64,612	60,153
Less Inventory Reserves	(100,254)	(100,254)
Total Inventory, Net	$1,269,748	$1,178,345

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

Software

Costs incurred internally in researching and developing a software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to production. The amortization of these costs is included in cost of revenue over the estimated life of the products. As of June 30, 2022, and December 31, 2021, the Company had no internally developed software.

Impairment of Long-Lived Assets

Long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows is less than its carrying value. The amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. The impairments of long-lived assets were $11,095 and $70,895 for the six months ended June 30, 2022, and 2021, respectively. The impairments of long-lived assets were $6,929 and $36,716 for the three months ended June 30, 2022, and 2021, respectively.

Research and Development

Costs for research and development are expensed as incurred. Research and development expenses consist primarily of salaries, salary related expenses and costs of contractors and materials.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Our financial instruments consist primarily of receivables, accounts payable, accrued expenses and short- and long-term debt. The carrying amount of receivables, accounts payable and accrued expenses approximate our fair value because of the short-term maturity of such instruments.

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

The Company had no financial instruments that are required to be valued at fair value as of June 30, 2022 and December 31, 2021.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financing as deferred offering costs until such financing is consummated. After consummation of equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs are expensed immediately as a charge to other income (expense) in the consolidated statement of operations.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with US GAAP, we recognize the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur. We recognize both interest and penalties related to uncertain tax positions as part of the income tax provision.

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Shipping and Handling

We expense all shipping and handling costs as incurred. These costs are included in the cost of goods sold on the accompanying consolidated financial statements.

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Collaboration Arrangements Within the Scope of ASC 808, Collaborative Arrangements

The Company’s development revenue includes contracts where the Company and the customer work cooperatively to develop software and hardware applications. The Company analyzes these contracts to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and are therefore within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.  For collaboration arrangements that are deemed to be within the scope of ASC 808, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company’s policy is generally to recognize amounts received from collaborators in connection with joint operating activities that are within the scope of ASC 808 as a reduction in research and development expense. As of June 30, 2022, the Company has not identified any contracts with its customers that meet the criteria of ASC 808.

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

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the products or services promised within each contract and determines those that are performance obligations and assesses whether each promised product or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales and other taxes collected on behalf of third parties are excluded from revenue. For the three and six months ended June 30, 2022 and 2021, none of our contracts with customers included variable consideration.

Contracts that are modified to account for changes in contract specifications and requirements are assessed to determine if the modification either creates new or changes the existing enforceable rights and obligations. Generally, contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. For the three and six months ended June 30, 2022 and 2021, there were no modifications to contract specifications.

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

Ondas Networks’ payment terms vary and range from Net 15 to Net 30 days from the date of the invoices for product and services related revenue. Ondas Networks’ payment terms for the majority of their development related revenue carry milestone-related payment obligations which span the contract life. For milestone-based contracts, the customer reviews the completed milestone and once approved, makes payment pursuant to the applicable contract.

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue

The following tables present our disaggregated revenues by type of revenue and timing of revenue:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Type of Revenue
Product revenue	$422,413	$71,400	$571,683	$89,000
Service and subscription revenue	83,755	14,107	143,872	22,317
Development revenue	98,051	801,237	298,862	1,939,377
Other revenue	-	688	-	1,502
Total revenue	$604,219	$887,432	$1,014,417	$2,052,196

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Timing of Revenue
Revenue recognized point in time	$422,413	$72,088	$571,683	$90,502
Revenue recognized over time	181,806	815,344	442,734	1,961,694
Total revenue	$604,219	$887,432	$1,014,417	$2,052,196

Contract Assets and Liabilities

We recognize a receivable or contract asset when we perform a service or transfer a good in advance of receiving consideration. A receivable is recorded when our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. A contract asset is recorded when our right to consideration in exchange for goods or services that we have transferred or provided to a customer is conditional on something other than the passage of time. We did not have any contract assets recorded at June 30, 2022 and December 31, 2021.

We recognize a contract liability when we receive consideration, or if we have the unconditional right to receive consideration, in advance of satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. The table below details the activity in our contract liabilities during the six months ended June 30, 2022, and the year ended December 31, 2021.

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Balance at beginning of period	$512,397	$165,035
Additions, net	130,000	2,238,137
Transfer to revenue	(442,734)	(1,890,775)
Balance at end of period	$199,663	$512,397

Warranty Reserve

For our software and hardware products, we provide a limited one-year assurance-type warranty and for our development service, we provide no warranties. The assurance-type warranty covers defects in material and workmanship only. If a software or hardware component is determined to be defective after being tested by the Company within the one-year, the Company will repair, replace or refund the price of the covered hardware and/or software to the customer (not including any shipping, handling, delivery or installation charges). We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance-type warranties and has determined that the estimated outstanding warranty obligation on June 30, 2022 or December 31, 2021 are immaterial to the Company’s financial statements.

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

On October 8, 2021, American Robotics entered into an 86-month operating lease for space in Waltham, Massachusetts. The Waltham Lease commenced on March 1, 2022, and is scheduled to terminate on April 30, 2029, wherein the base rate is $39,375 per month, increasing 3% annually, with a security deposit due in the amount of $104,040. These facilities also serve as Ondas’ corporate headquarters.

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

Lease Positions as of June 30, 2022, and December 31, 2021

ROU lease assets and lease liabilities for our operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	June 30, 2022	December 31, 2021
Assets:
Operating lease assets	$3,443,315	$836,025
Total lease assets	$3,443,315	$836,025

Liabilities:
Operating lease liabilities, current	$811,607	$550,525
Operating lease liabilities, net of current	2,684,997	241,677
Total lease liabilities	$3,496,604	$792,202

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Information

	Six Months Ended June 30,
	2022	2021
Operating cash flows for operating leases	$362,980	$220,730
Weighted average remaining lease term (in years) – operating lease	5.78	1.75
Weighted average discount rate – operating lease	6.4%	14%

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average shares of common stock outstanding for each period. Diluted net loss per share is the same as basic net loss per share since we have net losses for each period presented.

The following potentially dilutive securities for the six months ended June 30, 2022 and 2021 have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	Six months ended June 30,
	2022	2021
Warrants to purchase common stock	3,258,961	1,694,972
Options to purchase common stock	1,819,241	643,006
Restricted stock purchase offers	1,397,000	643,660
Total potentially dilutive securities	6,475,202	2,981,638

Concentration of Customers

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue.

The table below sets forth the Company’s customers that accounted for greater than 10% of its revenues for the three- and six-month periods ended June 30, 2022, and 2021, respectively:

	Three months ended		Six months ended
	June 30,		June 30,
Customer	2022	2021	2022	2021
A	86%	57%	85%	71%
B	0%	43%	0%	29%

Customer A accounted for 77% of the Company’s accounts receivable balance at June 30, 2022.

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

Reclassification

Certain amounts reported in the prior year financial statements have been reclassified to conform to the current year’s presentation.

NOTE 3 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2022	December 31, 2021
Prepaid insurance	$630,969	$1,026,212
Other prepaid expenses	829,254	423,398
Total other current assets	$1,460,223	$1,449,610

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2022	December 31, 2021
Vehicles	$149,916	$149,916
Computer equipment	282,538	183,869
Furniture and fixtures	254,733	141,053
Software	128,714	88,284
Leasehold improvements	1,926,158	37,401
Development equipment	77,274	56,275
Base stations	239,380	117,850
Drones	172,611	54,969
Construction in progress	838,181	627,044
	4,069,265	1,456,661
Less: accumulated depreciation	(551,698)	(424,662)
Total property and equipment	$3,517,567	$1,031,999

Depreciation expenses for the three months ended June 30, 2022 and 2021 were $87,401 and $25,130, respectively. Depreciation expenses for the six months ended June 30, 2022 and 2021 were $127,036 and $50,272, respectively.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – GOODWILL AND BUSINESS ACQUISITION

We account for acquisitions in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”), and goodwill in accordance with ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”). The excess of the purchase price over the estimated fair value of net assets acquired in a business combination is recorded as goodwill. On May 17, 2021, the Company entered into an Agreement and Plan of Merger (the “AR Agreement”) with Drone Merger Sub I Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub I”), Drone Merger Sub II Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company “Merger Sub II”), American Robotics, and Reese Mozer, solely in his capacity as the representative of American Robotics’ Stockholders (as defined in the AR Agreement).

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

Also on the Closing Date, the Company entered into employment agreements and issued 1,375,000 restricted stock units (“RSUs”) under the Company’s incentive stock plan to key members of American Robotics’ management. These RSUs vest in equal installments on the next three anniversaries of the Closing Date and vesting is contingent on the individuals remaining employed by the Company. These RSUs are not included in purchase consideration and are expensed ratably over the service period. They were valued at the closing market price on the Closing Date. The compensation expense recognized in the three- and six- month periods ended June 30, 2022 in respect of these restricted stock units was $889,016 and $1,761,750, respectively, and as of June 30, 2022 the unrecognized compensation expense was $7,483,365.

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

Our results for the three- and six- months ended June 30, 2022, include results from American Robotics. The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of American Robotics had occurred on January 1, 2021. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred on January 1, 2021 or what the Company’s operating results will be in future periods.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	(Unaudited)
	Three months ended June 30, 2021	Six months ended June 30, 2021
Revenue, net	$887,432	$2,102,196
Net loss	$(5,913,496)	$(11,372,118)
Basic Earnings Per Share	$(0.16)	$(0.31)
Earnings Per Share Diluted	$(0.16)	$(0.31)

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

NOTE 6 – INTANGIBLE ASSETS

The components of intangible assets, all of which are finite lived, were as follows:

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life

Patents	$77,810	$(19,166)	$58,644	$75,266	$(13,077)	$62,189	10
Patents in process	101,681	-	101,681	89,767	-	89,767	N/A
Licenses	241,909	(53,568)	188,341	241,909	(41,471)	200,438	10
Trademarks	3,230,000	(291,741)	2,938,259	3,230,000	(130,242)	3,099,758	10
FAA waiver	5,930,000	(535,613)	5,394,387	5,930,000	(239,113)	5,690,887	10
Developed technology	22,963,600	(1,570,060)	21,393,540	16,120,000	(650,000)	15,470,000	10
Non-compete agreements	840,000	(758,709)	81,291	840,000	(338,710)	501,290	1
Customer relationships	60,000	(10,840)	49,161	60,000	(4,839)	55,161	5
	$33,445,000	$(3,239,697)	$30,205,303	$26,586,942	$(1,417,452)	$25,169,489

Amortization expenses for the three months ended June 30, 2022 and 2021 were $966,918 and $6,867, respectively. Amortization expenses for the six months ended June 30, 2022 and 2021 were $1,822,244 and $19,617, respectively.

We recognized losses on intellectual property amounting to $11,095 and $70,895 for the six months ended June 30, 2022 and 2021, respectively.

On March 20, 2022, the Company entered into a Purchase Agreement to acquire the assets of Ardenna, Inc., a leading provider of image processing and machine learning software solutions for rail infrastructure monitoring and inspections. The consideration for the acquisition is $900,000 in cash and 780,000 shares of the Company’s common stock (the “Ardenna Consideration Shares”). In connection with the acquisition, the parties have entered into a Registration Rights and Lock-Up Agreement, which requires the Company to file a resale registration statement covering the resale of the Ardenna Consideration Shares no later than ninety (90) days after the closing date and restricts the holder from transferring the Ardenna Consideration Shares for 180 days from the closing date, subject to certain exceptions. On April 5, 2022, the Company completed the acquisition. As a result of this transaction, the Company recognized developed technology in the amount of $6,843,600.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Estimated amortization expense for the next five years for the intangible assets currently being amortized is as follows:

Year Ending December 31,	Estimated Amortization
2022 (6 months)	$1,709,110
2023	$3,255,640
2024	$3,255,363
2025	$3,255,363
2026	$3,250,525
Thereafter	$15,377,621
Total	$30,103,622

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

This long-term equity investment consists of an equity investment in a private company through preferred shares, which are not considered in-substance common stock, that is accounted for at cost, with adjustments for observable changes in prices or impairments, and is classified as long-term equity investment on our consolidated balance sheets with adjustments recognized in other (expense) income, net on our consolidated statements of operations. The Company has determined that the equity investment does not have a readily determinable fair value and elected the measurement alternative. Therefore, the equity investment’s carrying amount will be adjusted to fair value at the time of the next observable price change for the identical or similar investment of the same issuer or when an impairment is recognized. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investment is impaired. The assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. If the investment is impaired, the Company writes it down to its estimated fair value. As of June 30, 2022 and December 31, 2021 the long-term equity investment had a carrying value of $500,000.

Our CEO Eric Brock is a director of Dynam.

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30, 2022	December 31, 2021
Accrued payroll and other benefits	$1,154,132	$269,725
D&O insurance financing payable	332,386	719,313
Accrued professional fees	196,058	117,008
Other accrued expenses	129,837	43,861
Total accrued expenses and other current liabilities	$1,812,413	$1,149,907

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

On both June 30, 2022, and December 31, 2021, the total outstanding balance of the Convertible Promissory Note was $300,000. The maturity date of the Convertible Promissory Note is based on the payment of 0.6% of quarterly gross revenue until 1.5 times the amount of the Convertible Promissory Note is paid. Accrued interest on June 30, 2022 and December 31, 2021 was $37,708 and $40,152, respectively. Interest expense for the three and six months ended June 30, 2022 was $3,750 and $7,500, respectively. Interest expense for the three and six months ended June 30, 2021 was $3,750 and $7,500, respectively.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock

On June 30, 2022 the Company had 116,666,667 shares of common stock, par value $0.0001 (the “Common Stock”), authorized for issuance, of which 42,623,283 shares of our Common Stock were issued and outstanding.

Preferred Stock

At June 30, 2022 and December 31, 2021, the Company had 10,000,000 shares of preferred stock, par value $0.0001, authorized, of which 5,000,000 shares are designated as Series A Convertible Preferred Stock (“Series A Preferred”) and 5,000,000 shares are non-designated (“blank check”) shares. As of June 30, 2022 and December 31, 2021, the Company had no preferred stock outstanding.

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

The Underwriters agreed to purchase the 2021 Firm Shares from the Company with the option to purchase the 2021 Option Shares at a price of $6.51 per share. The 2021 Shares were offered, issued, and sold pursuant to the Form S-3 and accompanying prospectus filed with the SEC under the Securities Act of 1933 as amended (“Securities Act”).

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In April 2022 the Company sold 343,045 ATM Shares through the Sales Agent at an average price of $7.49 with the net proceeds of $2.50 million. In connection with the sale of these ATM Shares, the compensation paid by the Company to the Sales Agent was $77,421.

  In May 2022 the Company sold 171,775 ATM Shares through the Sales Agent at an average price of $7.19 with the net proceeds of $1.20 million. In connection with the sale of these ATM Shares, the compensation paid by the Company to the Sales Agent was $37,242.

In June 2022 the Company sold 337,859 ATM Shares through the Sales Agent at an average price of $7.12 with the net proceeds of $2.36 million. In connection with the sale of these ATM Shares, the compensation paid by the Company to the Sales Agent was $110,428.

In July 2022 the Company sold 11,995 ATM Shares through the Sales Agent at an average price of $5.62 with the net proceeds of $0.65 million. In connection with the sale of these ATM Shares, the compensation paid by the Company to the Sales Agent was $1,844.

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

As of June 30, 2022, we had warrants outstanding to purchase an aggregate of 3,305,854 shares of Common Stock with a weighted average contractual remaining life of approximately 4.75 years, and a weighted average exercise price of $8.53 per share. No new warrants were issued, exercised, or expired in the six months ended June 30, 2022.

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

Stock Options to Purchase Common Stock

On May 9, 2022, the Compensation Committee of the Board granted an aggregate of 216,500 stock options to purchase shares of the Company’s Common Stock to certain employees. The stock options vest over a fouryear period and are contingent on ongoing employment. They are included in compensation expenses.

On March 18, 2022, the Compensation Committee of the Board granted an aggregate of 135,000 stock options to purchase shares of the Company’s Common Stock to certain employees. The stock options vest over a fouryear period and are contingent on ongoing employment. They are included in compensation expenses.

On March 18, 2022, the Compensation Committee of the Board granted an aggregate of 65,000 stock options to purchase shares of the Company’s Common Stock to certain non-employees. The stock options vest on December 31, 2022. They are included in compensation expenses.

On March 18, 2022, the Compensation Committee of the Board granted an aggregate of 210,000 performance-based stock options to purchase shares of the Company’s Common Stock to two non-employees that are subject to the attainment of pre-established performance conditions in the year ending December 31, 2022. The actual number of shares subject to the award is determined at the end of the performance period and may range from zero to 100% of the target shares granted depending upon the terms of the award. Compensation expenses related to these awards is recognized when the performance conditions are satisfied.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 7, 2022, the Compensation Committee of the Board granted an aggregate of 1,248,000 stock options to purchase shares of the Company’s Common Stock to certain employees. The stock options vest over a two-year period and are contingent on ongoing employment. They are included in compensation expenses.

The assumptions used in the Black-Scholes Model are set forth in the table below.

Six months ended,
June 30, 2022
Stock price	$4.99-6.55
Risk-free interest rate	1.82-3.00%
Volatility	46.42-56.81%
Expected life in years	2.9-6.3
Dividend yield	0.00%

A summary of our Option activity and related information follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Shares Under	Exercise	Contractual
	Option	Price	Life
Balance on December 31, 2021	687,448	$6.79	8.2
Granted	1,658,000	$5.12	9
Expired	(3,015)	-
Terminated	-	-
Canceled	-	-
Balance on March 31, 2022	2,342,433	$5.62	8.6
Granted	216,500	6.79	9.9
Exercised
Terminated	(131,090)	2.09
Canceled
Balance on June 30, 2022	2,427,843	5.90	8.7
Vested and Exercisable at June 30, 2022	598,046	$7.77	7.4

At June 30, 2022, total unrecognized estimated compensation expense related to non-vested options issued prior to that date was $3,612,189, which is expected to be recognized over a weighted average period of 4.74 years. For the three months ended June 30, 2022 and 2021, $531,450 and $190,357, respectively, was recorded in stock-based compensation in the accompanying unaudited condensed consolidated financial statements. For the six months ended June 30, 2022 and 2021, $864,093 and $287,519, respectively, was recorded in stock-based compensation in the accompanying unaudited condensed consolidated financial statements.

Restricted Stock Units

On May 9, 2022, the Compensation Committee approved the grant of 13,900 restricted stock units to three employees. The restricted stock units vest in two successive equal annual installments with the first vesting date commencing on the first anniversary of the award date and are contingent on continuing employment. The compensation expense recognized in the three months ended June 30, 2022 in respect of these restricted stock units was $5,723, and as of June 30, 2022 the unrecognized compensation expense was $74,619.

On March 22, 2022, the Compensation Committee approved the grant of 14,800 restricted stock units to an employee. The restricted stock units vest in four successive equal annual installments with the first vesting date commencing on the first anniversary of the award date and are contingent on continuing employment. The compensation expense recognized in the three- and six-months ended June 30, 2022 in respect of these restricted stock units was $6,633 and $7,288, and as of June 30, 2022 the unrecognized compensation expense was $99,124.

On November 5, 2021, the Compensation Committee approved the grants of 6,362 restricted stock units for each of Ondas’ directors (Messrs. Cohen, Reisfield, Silverman, Seidl, Bushey and Sood). Each restricted stock unit represents a contingent right to receive one share of common stock of the Company. These restricted stock units vest in four successive equal quarterly installments with the first vesting date commencing on the first day of the next calendar quarter, provided that such director is a director of the Company on the applicable vesting dates. The compensation expense recognized in the three- and six-months ended June 30, 2022 in respect of these restricted stock units was $90,563 and $181,126, and as of June 30, 2022 the unrecognized compensation expense was $181,126.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 5, 2021, the Company entered into employment agreements and awarded 1,375,000 restricted stock units pursuant to the 2018 Plan to key members of American Robotics’ management. Each restricted stock unit represents a contingent right to receive one share of common stock of the Company. The restricted stock units vest in three successive equal annual installments with the first vesting date commencing on the first anniversary of the award date and are contingent on continuing employment. The compensation expense recognized in the three- and six-months ended June 30, 2022 in respect of these restricted stock units was $889,016 and $1,761,750, and as of June 30, 2022 the unrecognized compensation expense was $7,483,365.

On January 25, 2021, the Compensation Committee approved the following grants: (a) for Messrs. Cohen, Reisfield and Silverman (i) 5,000 restricted stock units pursuant to the 2018 Plan, and (b) for Mr. Seidl and Ms. Sood (i) 5,000 restricted stock units pursuant to the 2018 Plan, and (ii) 10,000 restricted stock units pursuant to the 2018 Plan. Each restricted stock unit represents a contingent right to receive one share of common stock of the Company. The 5,000 restricted stock units granted to each of Messrs. Cohen, Reisfield, Silverman and Seidl and Ms. Sood vest in four successive equal quarterly installments with the first vesting date commencing on the first day of the next calendar quarter, provided that such director is a director of the Company on the applicable vesting dates. The 10,000 restricted stock units granted to Mr. Seidl and Ms. Sood vest in eight successive equal quarterly installments with the first vesting date commencing on the first day of the next calendar quarter, provided that such director is a director of the Company on the applicable vesting dates. All restricted stock units granted to these directors shall vest in full immediately upon a change in control. The Company recognized stock-based compensation of $31,800 and $63,600 for the three- and six-months ended June 30, 2022. As of June 30, 2022, the unrecognized compensation expense was $63,600.

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

The following is a summary of restricted stock unit activity for the three- and six-months ended June 30, 2022:

		Weighted
		Average
	Shares	Grant Date Fair Value
Unvested balance on December 31, 2021	1,385,000	$7.82
Granted	14,800	$7.19
Vested	(12,043)	10.16
Unvested balance on March 31, 2022	1,387,757	$7.96
Granted	13,900	5.78
Vested	(12,043)	10.16
Unvested balance on June 30, 2022	1,389,614	8.10

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of June 30, 2022.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SEGMENT INFORMATION

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the CODM in making decisions regarding resource allocation and performance assessment. The Company’s CODM is its Chief Executive Officer. The Company determined it has two reportable segments: Ondas Networks and American Robotics as the CODM reviews financial information for these two businesses separately The Company has no inter-segment sales.  Our segment structure presented below represents a change from the prior year for the inclusion of our American Robotics segment, which the Company acquired on August 5, 2021. The following table presents segment information for three- and six-months ended June 30, 2022:

	Six Months Ended
	June 30, 2022
	Ondas Networks	American Robotics	Total
Revenue, net	$870,545	$143,872	$1,014,417
Depreciation and amortization	300,677	2,048,965	2,349,642
Interest expense	16,820	9,320	26,140
Stock based compensation	809,243	2,074,336	2,883,579
Net loss	(6,636,152)	(14,765,673)	(21,401,824)
Goodwill	-	45,026,583	45,026,583
Total assets	46,598,686	81,733,939	128,332,625

	Three Months Ended
	June 30, 2022
	Ondas Networks	American Robotics	Total
Revenue, net	$520,464	$83,755	$604,219
Depreciation and amortization	153,907	1,131,431	1,285,338
Interest expense	2,146	9,320	11,466
Stock based compensation	507,240	1,047,944	1,555,184
Net loss	(3,344,306)	(8,047,121)	(11,391,425)
Goodwill	-	45,026,583	45,026,583
Total assets	46,598,686	81,733,939	128,332,625

NOTE 14 – INCOME TAXES

The Company had a net deferred tax asset of $14,528,920 as of December 31, 2021, including a tax benefit from net operating loss carry-forwards of $17,577,952. A valuation allowance of $14,528,920 was provided against this asset resulting in deferred assets, net of valuation allowance of $0.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2022 and December 31, 2021, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SUBSEQUENT EVENTS

On August 4, 2022, the Company entered into an Agreement of Merger (the “Agreement”) with Talos Ltd. (or such other name as shall be approved by the Israeli Registrar of Companies), an Israeli company in formation as a wholly owned subsidiary of the Company (“Merger Sub”), and AIROBOTICS Ltd., an Israeli publicly traded company on the Tel Aviv Stock Exchange and a leading Israeli developer of autonomous unmanned aircraft systems and automated data analysis and visualization platforms (“Airobotics”).

The Agreement provides that, upon the terms and subject to the conditions set forth in the Agreement, and in accordance with the Companies Law 5759-1999 of the State of Israel (together with the rules and regulations thereunder), Merger Sub shall be merged with and into Airobotics, and Airobotics will continue as a wholly owned subsidiary of the Company (the “Merger”). At the closing of the Merger, upon the terms and subject to the conditions set forth in the Agreement, each ordinary share of Airobotics issued and outstanding immediately prior to the closing of the Merger (other than shares owned by Airobotics or its subsidiaries (dormant or otherwise) or by the Company or Merger Sub) shall be exchanged for and converted into the right to receive 0.16806 of a fully paid and nonassessable share of the Company common stock without interest and subject to applicable tax withholdings ("Merger Consideration"). All fractional shares of the Company common stock that would otherwise be issued to a holder of Airobotics ordinary shares as part of the Merger Consideration will be rounded up to the nearest whole share based on the total number of shares of the Company's common stock to be issued to such holder of Airobotics ordinary shares.

Each of the Company, Merger Sub, and Airobotics has provided customary representations, warranties and covenants in the Agreement. The completion of the Merger is subject to various closing conditions, including (a) the requisite regulatory approvals being obtained; (b) the absence of any applicable order (whether temporary, preliminary or permanent) in effect which prohibits the consummation of the Merger; (c) the absence of any law of any governmental authority of competent jurisdiction prohibiting the consummation of the Merger; and (d) Airobotics obtaining the requisite stockholder approval. The Agreement contains customary termination rights for both the Company and Airobotics. Both the Company and Airobotics have the right to terminate the Agreement if the closing of the Merger does not occur on or before January 15, 2023.

The Merger is expected to close in the second half of 2022.

On July 14, 2021, Ondas Holdings irrevocably subscribed and agreed to purchase 3,357,958 shares of Series Seed Preferred Stock of Dynam.AI, Inc. (“Dynam”), a tech-enabled services provider for critical or complex artificial intelligence and machine learning projects, par value $0.00001 for the aggregate price of $1,000,000 representing a subscription price of $0.2978 per share by way of a non-brokered private placement for approximately 8% ownership in Dynam. This brings Ondas Holdings investment in Dynam to 6,499,056 shares or approximately 19% ownership.

Management has evaluated subsequent events as of August 9, 2022, the date the consolidated financial statements were available to be issued according to the requirements of ASC topic 855.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis provide information which our management believes to be relevant to an assessment and understanding of the results of operations and financial condition of Ondas Holdings Inc. (“Ondas,” “we” or the “Company”). This discussion should be read together with our condensed consolidated financial statements and the notes included therein, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2022, including the audited consolidated financial statements and notes included therein as of and for the year ended December 31, 2021 (“2021 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. For a description of factors that may cause our actual results to differ materially from those anticipated in these forward-looking statements, please refer to the below section of this Report titled “Cautionary Note Regarding Forward-Looking Statements.” The reported results will not necessarily reflect future results of operations or financial condition.

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

The Scout System™ consists of (i) Scout™, a highly automated, AI-powered drone with advanced imaging payloads, (ii) the ScoutBaseTM, a ruggedized weatherproof base station for housing, charging, data processing, and cloud transfer, and (iii) ScoutViewTM, a secure web portal and API which enables remote interaction with the system, data, and resulting analytics anywhere in the world. These major subsystems are connected via a host of supporting technologies. Using a suite of proprietary technologies, including Detect-and-Avoid (“DAA”) and other proprietary intelligent safety systems, we achieved the first and only FAA approval for automated operations without a human on-site in the United States on January 15, 2021. As a result, American Robotics currently has the unique ability to serve markets which require automated drone technology to enable scalable drone operations, which the Company estimates to be 90% of all commercial drone applications.

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

As of June 30, 2022, American Robotics had signed subscription agreements of varying contract lengths with customers in multiple industries including agriculture, oil and gas and materials management.

COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified and has resulted in increased travel restrictions, business disruptions and emergency quarantine measures across the world including the United States.

The Company’s business, financial condition and results of operations were impacted from the COVID-19 pandemic for the six months ended June 30, 2022 and 2021 as follows:

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

Recent Deveopments

Airobotics Transaction

On August 4, 2022, the Company entered into an Agreement of Merger (the “Agreement”) with Talos Ltd. (or such other name as shall be approved by the Israeli Registrar of Companies), an Israeli company in formation as a wholly owned subsidiary of the Company (“Merger Sub”), and AIROBOTICS Ltd., an Israeli publicly traded company on the Tel Aviv Stock Exchange and a leading Israeli developer of autonomous unmanned aircraft systems and automated data analysis and visualization platforms (“Airobotics”).

The Agreement provides that, upon the terms and subject to the conditions set forth in the Agreement, and in accordance with the Companies Law 5759-1999 of the State of Israel (together with the rules and regulations thereunder), Merger Sub shall be merged with and into Airobotics, and Airobotics will continue as a wholly owned subsidiary of the Company (the “Merger”). At the closing of the Merger, upon the terms and subject to the conditions set forth in the Agreement, each ordinary share of Airobotics issued and outstanding immediately prior to the closing of the Merger (other than shares owned by Airobotics or its subsidiaries (dormant or otherwise) or by the Company or Merger Sub) shall be exchanged for and converted into the right to receive 0.16806 of a fully paid and nonassessable share of the Company common stock without interest and subject to applicable tax withholdings ("Merger Consideration"). All fractional shares of the Company common stock that would otherwise be issued to a holder of Airobotics ordinary shares as part of the Merger Consideration will be rounded up to the nearest whole share based on the total number of shares of the Company's common stock to be issued to such holder of Airobotics ordinary shares.

Each of the Company, Merger Sub, and Airobotics has provided customary representations, warranties and covenants in the Agreement. The completion of the Merger is subject to various closing conditions, including (a) the requisite regulatory approvals being obtained; (b) the absence of any applicable order (whether temporary, preliminary or permanent) in effect which prohibits the consummation of the Merger; (c) the absence of any law of any governmental authority of competent jurisdiction prohibiting the consummation of the Merger; and (d) Airobotics obtaining the requisite stockholder approval. The Agreement contains customary termination rights for both the Company and Airobotics. Both the Company and Airobotics have the right to terminate the Agreement if the closing of the Merger does not occur on or before January 15, 2023.

The Merger is expected to close in the second half of 2022.

Results of Operations

Three months ended June 30, 2022, compared to three months ended June 30, 2021

	Three Months Ended June 30,
			Increase
	2022	2021	(Decrease)
Revenue, net	$604,219	$887,432	$(283,213)
Cost of goods sold	285,638	580,675	(295,037)
Gross profit	318,581	306,757	(11,824)
Operating expenses:			-
General and administrative	6,090,053	2,495,271	3,594,782
Sales and marketing	731,246	196,149	535,097
Research and development	4,870,369	753,642	4,116,717
Total operating expense	11,691,668	3,445,062	8,246,606
Operating loss	(11,373,088)	(3,138,305)	(8,229,607)
Other income (expense)	(18,337)	316,539	334,876
Net loss	(11,391,425)	(2,821,766)	(8,569,659)

Revenues

	Three Months Ended June 30,
			Increase
	2022	2021	(Decrease)
Revenue, net
Ondas Networks	520,464	887,432	(366,968)
American Robotics	83,755	-	83,755
Total	604,219	887,432	(283,213)

Our revenues decreased by $283,213 to $604,219 for the three months ended June 30, 2022, compared to $887,432 for the three months ended June 30, 2021. Revenues during the three months ended June 30, 2022, included $422,413 for products, $83,755 for maintenance, service, support, and subscriptions, and $98,051 for development agreements with Siemens and AURA. Revenues during the three months ended June 30, 2021, included $71,400 for product, $14,795 for maintenance, service and support and $ 801,237 for development agreements with Siemens and AURA. The decrease in our development revenues were the result of substantial completion of our development contracts in 2021 partially offset by increased product revenue.

Cost of goods sold

Our cost of goods sold was $295,037 for the three months ended June 30, 2022, compared to $580,675 for the three months ended June 30, 2021. The decrease in cost of goods sold was primarily a result of a decline in costs related to the development agreements.

Gross profit

Our gross profit decreased by $11,824 for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 based on the changes in revenues and costs of goods sold as discussed above. Gross margin for the three months ended June 30, 2022 and 2021 was 53% and 35%, respectively. This increase in gross margin is a direct result of a decline in the development revenues that have relatively lower margins and improvement in the gross margin on the product revenue.

Operating Expenses

	Three Months Ended June 30,
			Increase
	2022	2021	(Decrease)
Operating expenses:
General and administrative	6,090,053	2,495,271	3,594,782
Sales and marketing	731,246	196,149	535,097
Research and development	4,870,369	753,642	4,116,727
Total	11,691,668	3,445,062	8,246,606

Our principal operating costs include the following items as a percentage of total expense.

	Three Months Ended June 30,
	2022	2021
Human resource costs, including benefits	44%	28%
Travel and entertainment	3%	1%
Other general and administration costs:
Professional fees and consulting expenses	12%	50%
Other expense	14%	15%
Depreciation and amortization	9%	1%
Other research and deployment costs, excluding human resources and travel and entertainment	17%	6%
Other sales and marketing costs, excluding human resources and travel and entertainment	1%	-

Operating expenses increased by $8,246,606, or 239% as a result of the following items:

Three Months Ended June 30,2022 (000s)
Human resource costs, including benefits	$4,213
Travel and entertainment	305
Other general and administration costs:
Professional fees and consulting costs	(282)
Other expense	1,147
Depreciation and amortization	990
Other research and deployment costs, excluding human resources and travel and entertainment	1,810
Other sales and marketing costs, excluding human resources and travel and entertainment	62
$8,246

The increase in operating expenses was primarily as the result of the acquisition of American Robotics which accounted for $6,053,038 of the increase, specifically in compensation expense, depreciation and amortization and research and development expenses. The rest of the increase was primarily in legal, accounting and other services and insurance.

Operating Loss

As a result of the foregoing, our operating loss increased by $8,229,607, or 262%, to $11,367,912 for the three months ended June 30, 2022, compared with $3,138,305 for the three months ended June 30, 2021. Operating loss increased primarily as a result of higher general and administration expenses and research and development expenses for the three months ended June 30, 2022.

Other Income (Expense), net

Other expense, net decreased by $334,934, or 205%, to $18,395 for the three months ended June, 2022, compared with the other income of $316,539 for the three months ended June 30, 2021. During the three months ended June 30, 2022, compared to the same period in 2021, we reported a decrease in interest expense of approximately $332,546 as a result of paying off the promissory note from Steward Capital Holdings LP on June 25, 2021. Also, the other income decreased during the period ended June 30, 2022 as compared to the three months ended June 30, 2021 on account of PPP loan forgiveness of $666,091 granted during quarter ended June 30, 2021.

Net Loss

As a result of the net effects of the foregoing, net loss increased by $8,564,541, or 304%, to $11,386,307 for the three months ended June 30, 2022, compared with $2,821,766 for the three months ended June, 30 2021. Net loss per share of common stock, basic and diluted, was $(0.10) for the three months ended June 30, 2021, compared with $(0.27) for the three months ended June 30, 2022.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

	Six Months Ended June 30,
			Increase
	2022	2021	(Decrease)
Revenue, net	$1,014,417	$2,052,196	$(1,037,779)
Cost of goods sold	573,571	1,136,025	(562,454)
Gross profit	440,846	916,171	(475,325)
Operating expenses:			-
General and administrative	11,614,770	4,904,124	6,710,646
Sales and marketing	1,412,909	383,521	1,029,388
Research and development	8,777,588	1,648,219	7,129,369
Total operating expense	21,805,267	6,935,864	14,869,403
Operating loss	(21,364,421)	(6,019,693)	(15,344,728)
Other income (expense)	(37,403)	59,807	97,210
Net loss	(21,401,824)	(5,959,886)	(15,441,938)

Revenues

	Six Months Ended June 30,
			Increase
	2022	2021	(Decrease)
Revenue, net
Ondas Networks	870,545	2,052,196	(1,181,651)
American Robotics	143,872	-	143,872
Total	1,014,417	2,052,196	(1,037,779)

Our revenues decreased by $1,037,779 to $ 1,014,417 for the six months ended June 30, 2022, compared to $ 2,052,196 for the six months ended June 30, 2021. Revenues during the six months ended June 30, 2022, included $588,013 for products, $143,872 for maintenance, service, support, and subscriptions, and $298,862 for development agreements with Siemens and AURA. Revenues during the six months ended June 30, 2021, included $89,000 for product, $23,819 for maintenance, service and support and $ 1,939,376 for development agreements with Siemens and AURA. The decrease in our development revenues were the result of substantial completion of our development contracts in 2021.

Cost of goods sold

Our cost of goods sold was $573,571 for the six months ended June 30, 2022, compared to $1,136,025 for the six months ended June 30, 2021. The decrease in the cost of goods sold was primarily a result of a decline in costs related to the development agreements.

Gross profit

Our gross profit decreased by $475,325 for the six months ended June 30, 2022, compared to the six months ended June 30, 2021 based on the changes in revenues and costs of goods sold as discussed above. Gross margin for the six months ended June 30, 2022, and 2021 was 43% and 45%, respectively. This decrease in gross margin is a direct result of a decline in the development revenues that have relatively lower margins and improvement in the gross margin on the product revenue.

Operating Expenses

	Six Months Ended June 30,
			Increase
	2022	2021	(Decrease)
Operating expenses:
General and administrative	11,614,770	4,904,124	6,701,646
Sales and marketing	1,412,909	383,521	1,029,388
Research and development	8,777,588	1,648,219	7,129,369
Total	21,805,267	6,935,864	14,869,403

Our principal operating costs include the following items as a percentage of total expenses.

	Six Months Ended June 30,
	2022	2021
Human resource costs, including benefits	44%	36%
Travel and entertainment	2%	0%
Other general and administration costs:
Professional fees and consulting expenses	13%	43%
Other expense	15%	15%
Depreciation and amortization	9%	1%
Other research and deployment costs, excluding human resources and travel and entertainment	16%	5%
Other sales and marketing costs, excluding human resources and travel and entertainment	1%	0%

Operating expenses increased by $14,869,406, or 214% as a result of the following items:

	(000s	)
Human resource costs, including benefits	$7,008
Travel and entertainment	499
Other general and administration costs:
Professional fees and consulting costs	(22)
Other expense	2,202
Depreciation and amortization	1,833
Other research and deployment costs, excluding human resources and travel and entertainment	3,230
Other sales and marketing costs, excluding human resources and travel and entertainment	118
	$14,869

The increase in operating expenses was primarily as the result of the acquisition of American Robotics which accounted for $13,191,713 of the increase, specifically in compensation expense, depreciation and amortization and research and development expenses. The rest of the increase was primarily in legal, accounting and other services and insurance.

Operating Loss

As a result of the foregoing, our operating loss increased by $ 15,344,728, or 255%, to $21,354,421 for the six months ended June 30, 2022, compared with $6,019,693 for the six months ended June 30, 2021. Operating loss increased primarily as a result of higher general and administration expenses and research and development expenses for the six months ended June 30, 2022.

Other Income (Expense), net

Other income (Expense), net decreased by $97,210, or 163%, to $ (37,403) for the six months ended June, 2022, compared with the other income of $ 59,807 for the six months ended June 30, 2021. During the six months ended June 30, 2022, compared to the same period in 2021, we reported a decrease in interest expense of approximately $ 540,460 as a result of paying off the promissory note from Steward Capital Holdings LP on June 25, 2021. Also, the other income decreased during the period ended June 30, 2022, as compared to the six months ended June 30, 2021 on account of PPP loan forgiveness of $666,091 granted during quarter ended June 30, 2021.

Net Loss

As a result of the net effects of the foregoing, net loss increased by $ 15,441,938, or 259%, to $ 21,401,824 for the six months ended June 30, 2022, compared with $5,959,886 for the six months ended June, 2021. Net loss per share of common stock, basic and diluted, was $(0.21) for the six months ended June 30, 2021, compared with $(0.51) for the six months ended June 30, 2022.

Summary of (Uses) and Sources of Cash

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(15,302,003)	$(7,088,688)
Net cash used in investing activities	(3,538,148)	(2,166,127)
Net cash provided by financing activities	6,039,105	41,744,487
Increase (decrease) in cash and cash equivalents	(12,801,046)	32,489,372
Cash and cash equivalents, beginning of period	40,815,123	26,060,733
Cash and cash equivalents, end of period	$28,014,077	$58,550,105

The principal use of cash in operating activities for the six months ended June 30, 2022, was to fund the Company’s current expenses primarily related to operating activities necessary to allow us to service and support customers. The increase in cash flows used in operating activities of $ 8,200,073 was primarily due to the increase in operating expenses. Net cash flows used in investing activities increased by $1,975,853 due to purchase of equipment and patent costs, and purchase of development technology on account of asset acquisition from Ardenna Inc amounting to $ 900,000 as cash consideration. The cash flows provided by financing activities includes proceeds from the sale of shares under the Equity Distribution Agreement (“ATM Offering”), amounting to $ 6,039,105.

For a summary of our outstanding Secured Promissory Notes and Long-Term Notes Payable and, see NOTES 9 and 10 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. As of June 30, 2022, we had a stockholders’ equity of $105,697,292. As of June 30, 2022, we had short-term and long-term borrowings outstanding of approximately $0 and $300,000, respectively. As of June 30, 2022, we had cash and cash equivalents of $ 28,014,077 and working capital of $25,809,024.

We believe available cash on hand, in addition to the growth in revenue and profitability expected as the Company executes its business plan, will fund its operations for at least the next twelve months from the filing date of this Form 10-Q.

ATM Offering

On March 22, 2022, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) with Oppenheimer & Co. Inc. (the “Sales Agent”). Pursuant to the terms of the ATM Agreement, the Company may offer and sell (the “ATM Offering”) defined above from time to time through the Sales Agent, as the Company’s sales agent, up to $50 million of shares of the Company’s common stock, par value $0.0001 per share (the “ATM Shares”). Sales of the ATM Shares, if any, may be made in sales deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act. The Sales Agent is not required to sell any specific number or dollar amount of ATM Shares, but will act as a sales agent using commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules, and regulations and the rules of the Nasdaq Stock Market, on mutually agreed terms between the Sales Agent and the Company. The Sales Agent will receive from the Company a commission of 3.0% of the gross proceeds from the sales of ATM Shares by the Sales Agent pursuant to the terms of the ATM Agreement. Net proceeds from the sale of the ATM Shares will be used for general corporate purposes.

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

In April 2022 the Company sold 343,045 ATM Shares through the Sales Agent at an average price of $7.49 with the net proceeds of $2.50 million. In connection with the sale of these ATM Shares, the compensation paid by the Company to the Sales Agent was $77,421.

In May 2022 the Company sold 171,775 ATM Shares through the Sales Agent at an average price of $7.19 with the net proceeds of $1.20 million. In connection with the sale of these ATM Shares, the compensation paid by the Company to the Sales Agent was $37,242.

In June 2022 the Company sold 337,859 ATM Shares through the Sales Agent at an average price of $7.12 with the net proceeds of $2.36 million. In connection with the sale of these ATM Shares, the compensation paid by the Company to the Sales Agent was $110,428.

In July 2022 the Company sold 11,995 ATM Shares through the Sales Agent at an average price of $5.62 with the net proceeds of $0.65 million. In connection with the sale of these ATM Shares, the compensation paid by the Company to the Sales Agent was $1,844.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we had no off-balance sheet arrangements.

Contractual Obligations

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. Information concerning our critical accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2021 Form 10-K. There have been no significant changes in our critical accounting polies since the filing of the Form 10-K.

Recent Accounting Pronouncements

There have been no material changes to our significant accounting policies as summarized in NOTE 2 of our 2021 Form 10-K. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying condensed consolidated financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are neither historical facts nor assurances of future performance. These forward-looking statements are based on our current, reasonable expectations and assumptions, which expectations and assumptions are subject to risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our 2021 Form 10-K and the risks discussed under the caption “Risk Factors” included in this Quarterly Report on Form 10-Q. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2022. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of June 30, 2022, due to the existence of the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the control deficiencies identified during this evaluation and set forth below, our senior management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2022 due to the existence of a material weakness in internal control over financial reporting as described below.

As set forth below, management will take steps to remediate the control deficiencies identified below. Notwithstanding the control deficiencies described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the quarter ended June 30, 2022.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company did not maintain effective internal control over financial reporting as of the three- and six-month period ended June 30, 2022, due to the existence of the following material weakness identified by management:

Inadequate review of stock-based compensation issued in connection with the acquisition of American Robotics

The Company has initiated a remediation plan that includes the following:

Remediation plan	Status
Implementation of a third-party equity management software to calculate stock compensation expense relating to all equity awards; and	The third-party stock plan administration platform service provider was engaged in May 2022 and the new service went live on June 30, 2022. During the third quarter of 2022 the Company will run the new system in parallel with the previous system to confirm the accuracy.

Restructuring working papers and the review process to ensure that stock compensation expense is correctly calculated.	Completed in April 2022.

Changes in Internal Control Over Financial Reporting

We are in the process of incorporating the controls and related procedures of American Robotics acquired in August 2021. Other than incorporating the controls and procedures of American Robotics and the Remediation Plan set forth above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, except as set forth below:

Airobotics Transaction

Completion of the Airobotics Transaction is subject to the conditions contained in the Agreement and if these conditions are not satisfied, the Airobotics Transaction will not be completed.

The completion of the Airobotics Transaction is subject to various closing conditions, including (a) Airobotics obtaining shareholder approval, and (b) the shares of the common stock to be issued as consideration in the Airobotics Transaction being approved for listing on Nasdaq.

Many of the conditions to the closing of the Airobotics Transaction are not within our control, and we cannot predict with certainty when or if these conditions will be satisfied. The failure to satisfy any of the required conditions could delay the completion of the Airobotics Transaction or prevent it from occurring. Any delay in completing the Airobotics Transaction could cause us not to realize some or all of the benefits that we expect to achieve if the Airobotics Transaction is successfully completed within the expected timeframe. There can be no assurance that the conditions to the closing of the Airobotics Transaction will be satisfied or that the Airobotics Transaction will be completed or that if completed we will realize the anticipated benefits.

Failure to complete the Airobotics Transaction could negatively impact our stock price and our future business and financial results.

If the Airobotics Transaction is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Airobotics Transaction, we could be subject to a number of negative consequences, including, among others: (i) we may experience negative reactions from the financial markets, including negative impacts on our stock price; (ii) we will still be required to pay certain significant costs relating to the Airobotics Transaction, including legal, accounting, and financial advisor costs; and (iii) matters related to the Airobotics Transaction (including integration planning) require substantial commitments of our time and resources, which could result in our inability to pursue other opportunities that could be beneficial to us. If the Airobotics Transaction is not completed or if completion of the Airobotics Transaction is delayed, any of these risks could occur and may adversely affect our business, financial condition, financial results, and stock price.

The Airobotics Transaction will involve substantial costs.

We have incurred, and expect to continue to incur, a number of non-recurring costs associated with the Airobotics Transaction. The substantial majority of the non-recurring expenses will consist of transaction and regulatory costs related to the Airobotics Transaction. We will also incur transaction fees and costs related to formulating and implementing integration plans, including system consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred from the Airobotics Transaction and integration. Although we anticipate that the elimination of duplicative costs and the realization of other efficiencies and synergies related to the integration should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 20, 2022, the Company entered into a Purchase Agreement to acquire the assets of Ardenna, Inc., a leading provider of image processing and machine learning software solutions for rail infrastructure monitoring and inspections. On April 5, 2022, the Company completed the acquisition of the assets of Ardenna. The consideration for the acquisition was $900,000 in cash and 780,000 shares of the Company’s common stock (the “Ardenna Consideration Shares”). The issuance of the Ardenna Consideration Shares was not registered under the Securities Act, in accordance with Section 4(a)(2) and Regulation D, Rule 506 thereunder, as transactions by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Name of Document
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated August 9, 2022*
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated August 9, 2022*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated August 9, 2022**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated August 9, 2022**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 9, 2022

ONDAS HOLDINGS INC.

By:	/s/ Eric A. Brock
Eric A. Brock
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Derek Reisfield
Derek Reisfield
Chief Financial Officer
(Principal Financial and Accounting Officer)