Form 10-Q
period 2022-09-30
Ondas Holdings Inc.
filed 2022-11-14
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares outstanding of the issuer’s common stock as of November 9, 2022, was 42,885,046.

ONDAS HOLDINGS INC.

i

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,283,557	$40,815,123
Accounts receivable, net	821,159	1,213,195
Inventory, net	1,431,816	1,178,345
Other current assets	1,643,969	1,449,610
Total current assets	19,180,501	44,656,273

Property and equipment, net	4,296,034	1,031,999

Other Assets:
Goodwill	45,026,583	45,026,583
Intangible assets, net	29,612,392	25,169,489
Long-term equity investment	1,500,000	500,000
Lease deposits	218,206	218,206
Operating lease right of use assets	3,182,266	836,025
Total other assets	79,539,447	71,750,303
Total assets	$103,015,982	$117,438,575

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$3,398,477	$2,411,085
Operating lease liabilities	698,217	550,525
Accrued expenses and other current liabilities	1,862,812	1,149,907
Deferred revenue	343,944	512,397
Total current liabilities	6,303,450	4,623,914

Long-Term Liabilities:
Notes payable	300,000	300,000
Accrued interest	38,481	40,152
Operating lease liabilities, net of current	2,571,353	241,677
Total long-term liabilities	2,909,834	581,829
Total liabilities	9,213,284	5,205,743

Commitments and Contingencies (Note 12)

Stockholders’ Equity

Preferred stock - par value $0.0001; 5,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively, and none issued or outstanding at September 30, 2022 and December 31, 2021, respectively	-	-
Preferred stock, Series A - par value $0.0001; 5,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively, and none issued or outstanding at September 30, 2022 and December 31, 2021, respectively	-	-
Common stock - par value $0.0001; 116,666,667 shares authorized; 42,682,335 and 40,990,604 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	4,268	4,099
Additional paid in capital	209,051,984	192,502,122
Accumulated deficit	(115,253,554)	(80,273,389)
Total stockholders’ equity	93,802,698	112,232,832
Total liabilities and stockholders’ equity	$103,015,982	$117,438,575

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenues, net	$632,489	$283,329	$1,646,905	$2,335,525
Cost of goods sold	233,001	269,716	806,571	1,405,741
Gross profit	399,488	13,613	840,334	929,784

Operating expenses:
General and administration	7,362,274	2,721,785	18,727,626	7,625,909
Sales and marketing	792,613	424,992	2,210,021	808,513
Research and development	5,793,345	1,780,187	14,815,852	3,428,406
Total operating expenses	13,948,232	4,926,964	35,753,499	11,862,828

Operating loss	(13,548,744)	(4,913,351)	(34,913,165)	(10,933,044)

Other income (expense)	(21,392)	-	(32,655)	618,781
Interest income	-	3,953	-	11,579
Interest expense	(8,205)	(4,874)	(34,345)	(571,473)
Total other income (expense)	(29,597)	(921)	(67,000)	58,887

Net loss	(13,578,341)	(4,914,272)	(34,980,165)	(10,874,157)

Net loss per share - basic and diluted	$(0.32)	$(0.13)	$(0.83)	$(0.34)

Weighted average number of common shares outstanding, basic and diluted	42,661,607	38,837,940	41,946,041	31,707,964

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2021	26,540,769	$2,654	$80,330,488	$(65,249,547)	$15,083,595
Stock-based compensation	-	-	1,348,462	-	1,348,462
Shares issued in exercise of warrants	131,271	13	1,279,879	-	1,279,892
Forgiveness of accrued officers’ salary	-	-	135,103	-	135,103
Net loss	-	-	-	(3,138,119)	(3,138,119)

Balance, March 31, 2021	26,672,040	$2,667	$83,093,932	$(68,387,666)	$14,708,933
Issuance of shares from 2021 Public Offering, net of costs	7,360,000	736	47,522,833	-	47,523,569
Stock-based compensation			301,657	-	301,657
Shares issued in exercise of warrants	6,667	1	65,002	-	65,003
Net loss	-	-	-	(2,821,766)	(2,821,766)

Balance, June 30, 2021	34,038,707	$3,404	$130,983,424	$(71,209,432)	$59,777,396
Issuance of shares in connection with acquisition of American Robotics, Inc.	6,749,974	675	52,514,123	-	52,514,798
Issuance of warrants in connection with acquisition of American Robotics, Inc.	-	-	6,904,543	-	6,904,543
Issuance of vested stock options in connection with acquisition of American Robotics, Inc.	-	-	343,143	-	343,143
Stock-based compensation	-	-	304,954	-	304,954
Net loss	-	-	-	(4,914,272)	(4,914,272)
Balance, September 30, 2021	40,788,681	$4,079	$191,050,187	$(76,123,704)	$114,930,562

Balance, January 1, 2022	40,990,604	$4,099	$192,502,122	$(80,273,389)	$112,232,832
Stock-based compensation	-	-	1,328,395	-	1,328,395
Net loss	-	-	-	(10,010,399)	(10,010,399)

Balance, March 31, 2022	40,990,604	$4,099	$193,830,517	$(90,283,788)	$103,550,828

Issuance of shares in connection with acquisition of asset from Ardenna, Inc.	780,000	78	5,943,522	-	5,943,600
Stock-based compensation	-	-	1,555,184	-	1,555,184
Shares issued as per ATM agreement (Net of offering costs)	852,679	85	6,039,020	-	6,039,105
Net loss				(11,391,425)	(11,391,425)

Balance, June 30, 2022	42,623,283	4,262	207,368,243	(101,675,213)	105,697,292

Shares issued as per ATM agreement (Net of offering costs)	11,995	1	61,662		61,663
Issuance of shares in connection with acquisition of asset from Field of View LLC	16,000	2	74,018		74,020
Shares issued in exercise of options	31,057	3	64,906		64,909
Stock-based compensation	-	-	1,483,155	-	1,483,155
Net loss	-	-	-	(13,578,341)	(13,578,341)
Balance, September 30, 2022	42,682,335	4,268	209,051,984	(115,253,554)	93,802,698

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,980,165)	$(10,874,157)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	280,195	77,825
Amortization of debt discount	-	120,712
PPP Loan forgiveness	-	(666,091)
Amortization of intangible assets	2,726,295	682,239
Amortization of right of use asset	633,110	166,580
Loss on Intellectual Property	11,095	-
Stock-based compensation	4,366,734	1,955,073
Changes in operating assets and liabilities:
Accounts receivable	392,036	(1,165,219)
Inventory	(253,471)	(132,231)
Other current assets	(244,800)	101,148
Accounts payable	987,392	(577,269)
Deferred revenue	(168,453)	173,377
Operating lease liability	(451,542)	(155,963)
Accrued expenses and other current liabilities	502,901	(1,329,680)
Net cash flows used in operating activities	(26,198,673)	(11,623,656)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(29,678)	(14,111)
Purchase of property and equipment	(3,525,724)	(80,358)
Cash paid for Ardenna Inc. asset acquisition	(900,000)
Purchase of American Robotics, Inc., net of cash acquired	-	(8,528,844)
Cash paid for Field of View LLC asset acquisition	(41,667)
Security deposit	-	(61,423)
Investment in Dynam AI	(1,000,000)	-
Net cash flows used in investing activities	(5,497,069)	(8,684,736)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants/options	64,909	1,344,895
Proceeds from 2021 Public Offering, net of costs	-	47,523,569
Proceeds from sale of shares under ATM agreement	6,099,267	-
Payments on loan payable	-	(7,124,278)
Net cash flows provided by financing activities	6,164,176	41,744,186

Increase (decrease) in cash and cash equivalents	(25,531,566)	21,435,794
Cash and cash equivalents, beginning of period	40,815,123	26,060,733
Cash and cash equivalents, end of period	$15,283,557	$47,496,527

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$12,920	$1,038,532
Cash paid for income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Forgiveness of accrued officers’ salary	$-	$135,103
Non-cash consideration for purchase of intangible assets	6,019,120	-
Operating leases right-of-use assets obtained in exchange for lease liabilities	$2,928,911	$-

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

Ondas has a third wholly owned subsidiary, FS Partners (Cayman) Limited, a Cayman Islands limited liability company (“FS Partners”), and one majority owned subsidiary, Full Spectrum Holding Limited, a Cayman Islands limited liability company (“FS Holding”). FS Partners and FS Holding were both formed for the purpose of operating in China. As of December 31, 2019, we revised our business strategy, and discontinued all operations in China. Both FS Partners and FS Holding had no operations for the nine months ended September 30, 2022 and 2021, and we are in the process of dissolving these entities effective as of January 4, 2023.

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

Liquidity

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. On September 30, 2022, we had stockholders’ equity of $93,802,698, net short and long-term borrowings outstanding of $0 and $300,000, respectively, cash and cash equivalents of $15,283,557 and working capital of $12,877,051. Also, on October 28, 2022, we closed the Notes Offering as explained in detail in Note 16 – Subsequent events, which provided us net proceeds of approximately $27,750,000 after deducting the placement agent’s fees and offering expenses.

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

The Company’s business, financial condition and results of operations were impacted from the COVID-19 pandemic for the three and nine months ended September 30, 2022 and the year ended December 31, 2021 as follows:

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA includes a 15% Corporate Alternative Minimum Tax (“Corporate AMT”) for tax years beginning after December 31, 2022. We do not expect the Corporate AMT to have a material impact on our consolidated financial statements. Additionally, the IRA imposes a 1% excise tax on net repurchases of stock by certain publicly traded corporations. The excise tax is imposed on the value of the net stock repurchased or treated as repurchased. The new law will apply to stock repurchases occurring after December 31, 2022.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2021 Form 10-K and are updated, as necessary, in this Form 10-Q. The December 31, 2021 condensed consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

The condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, Ondas Networks, American Robotics, and FS Partners, and our majority owned subsidiary, FS Holding. All significant inter-company accounts and transactions between these entities have been eliminated in these unaudited condensed consolidated financial statements.

Business Combinations

We utilize the purchase method of accounting for business combinations. This method requires, among other things, that results of operations of acquired companies are included in Ondas’ results of operations beginning on the respective acquisition dates and that assets acquired, and liabilities assumed are recognized at fair value as of the acquisition date. Any excess of the fair value of consideration transferred over the fair values of the net assets acquired is recognized as goodwill. Contingent consideration liabilities are recognized at the estimated fair value on the acquisition date; these are recorded in either other accruals within current liabilities (for expected payments in less than a year) or other non-current liabilities (for expected payments in greater than a year), both on our condensed consolidated balance sheets. Subsequent changes to the fair value of contingent consideration liabilities are recognized in other income (expense) in the consolidated statements of income. Contingent consideration payments made soon after the acquisition date are classified as investing activities in the consolidated statements of cash flows. Contingent consideration payments not made soon after the acquisition date that are related to the acquisition date fair value are reported as financing activities in the consolidated statements of cash flows, and amounts paid in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows. The fair value of assets acquired and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value during a period of time not to exceed 12 months from the acquisition date. Legal costs, due diligence costs, business valuation costs and all other business acquisition costs are expensed when incurred.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. On September 30, 2022 and December 31, 2021, we had no cash equivalents. The Company periodically monitors its positions with, and the credit quality of the financial institutions with which it invests. Periodically, throughout the nine months ended, and as of September 30, 2022, the Company has maintained balances in excess of federally insured limits. As of September 30, 2022, the Company was $14,776,752 in excess of federally insured limits.

Accounts Receivable

Accounts receivable are stated at a gross invoice amount less an allowance for credit losses as well as net of any discounts or other forms of variable consideration. We estimate allowance for credit losses by evaluating specific accounts where information indicates our customers may have an inability to meet financial obligations, such as customer payment history, credit worthiness and receivable amounts outstanding for an extended period beyond contractual terms. We use assumptions and judgment, based on the best available facts and circumstances, to record an allowance to reduce the receivable to the amount expected to be collected. These allowances are evaluated and adjusted as additional information is received. We had no allowance for credit losses as of September 30, 2022 and December 31, 2021.

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

Inventory consists of the following:

	September 30, 2022	December 31, 2021
Raw Material	$1,325,659	$1,153,254
Work in Process	95,010	65,192
Finished Goods	111,401	60,153
Less Inventory Reserves	(100,254)	(100,254)
Total Inventory, Net	$1,431,816	$1,178,345

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

Software

Costs incurred internally in researching and developing a software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to production. The amortization of these costs is included in cost of revenue over the estimated life of the products. As of September 30, 2022, and December 31, 2021, the Company had no internally developed software.

Impairment of Long-Lived Assets

Long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. The impairments of long-lived assets were $11,095 and $70,895 for the nine months ended September 30, 2022, and 2021, respectively. The impairments of long-lived assets were $0 and $0 for the three months ended September 30, 2022, and 2021, respectively.

Research and Development

Costs for research and development are expensed as incurred except for research and development equipment with alternative future use. Research and development expenses consist primarily of salaries, salary related expenses and costs of contractors and materials.

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

The Company had no financial instruments that are required to be valued at fair value as of September 30, 2022 and December 31, 2021.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financing as deferred offering costs until such financing is consummated. After consummation of equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs are expensed immediately as a charge to other income (expense) in the consolidated statement of operations. The deferred offering costs outstanding as on September 30, 2022, was $204,877.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with U.S. GAAP, we recognize the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur. We recognize both interest and penalties related to uncertain tax positions as part of the income tax provision.

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Collaboration Arrangements Within the Scope of ASC 808, Collaborative Arrangements

The Company’s development revenue includes contracts where the Company and the customer work cooperatively to develop software and hardware applications. The Company analyzes these contracts to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and are therefore within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.  For collaboration arrangements that are deemed to be within the scope of ASC 808, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company’s policy is generally to recognize amounts received from collaborators in connection with joint operating activities that are within the scope of ASC 808 as a reduction in research and development expense. As of September 30, 2022, the Company has not identified any contracts with its customers that meet the criteria of ASC 808.

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

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the products or services promised within each contract and determines those that are performance obligations and assesses whether each promised product or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales and other taxes collected on behalf of third parties are excluded from revenue. For the three and nine months ended September 30, 2022 and 2021, none of our contracts with customers included variable consideration.

Contracts that are modified to account for changes in contract specifications and requirements are assessed to determine if the modification either creates new or changes the existing enforceable rights and obligations. Generally, contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. For the three and nine months ended September 30, 2022 and 2021, there were no modifications to contract specifications.

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

American Robotics generates revenue by selling a data subscription service to its customers based on the information collected by the Scout System. The customer pays for a monthly, annual, or multi-annual subscription service to access the data collected by the Scout System. The customer accesses its data remotely through ScoutViewTM, AR’s secure web portal for displaying, analyzing, and storing customer information and captured image data. American Robotics also generates development revenue from customers who are interested in customized solutions. American Robotics’ payment terms vary and range from Net 30 to Net 60 days from the date of the invoices for product and services related revenue

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue

The following tables present our disaggregated revenues by type of revenue and timing of revenue:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Type of Revenue
Product revenue	$101,502	$45,358	$673,184	$134,358
Service and subscription revenue	173,375	20,693	318,247	43,010
Development revenue	356,612	215,987	655,474	2,155,363
Other revenue	-	1,291	-	2,794
Total revenue	$632,489	$283,329	$1,646,905	$2,335,525

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Timing of Revenue
Revenue recognized point in time	$251,502	$44,649	$823,184	$157,202
Revenue recognized over time	380,987	238,680	823,721	2,178,323
Total revenue	$632,489	$283,329	$1,646,905	$2,335,525

Contract Assets and Liabilities

We recognize a receivable or contract asset when we perform a service or transfer a good in advance of receiving consideration. A receivable is recorded when our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. A contract asset is recorded when our right to consideration in exchange for goods or services that we have transferred or provided to a customer is conditional on something other than the passage of time. We did not have any contract assets recorded at September 30, 2022 and December 31, 2021.

We recognize a contract liability when we receive consideration, or if we have the unconditional right to receive consideration, in advance of satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. The table below details the activity in our contract liabilities during the nine months ended September 30, 2022, and the year ended December 31, 2021.

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Balance at beginning of period	$512,397	$165,035
Additions, net	530,268	2,238,137
Transfer to revenue	(698,721)	(1,890,775)
Balance at end of period	$343,944	$512,397

Warranty Reserve

For our software and hardware products, we provide a limited one-year assurance-type warranty and for our development service, we provide no warranties. The assurance-type warranty covers defects in material and workmanship only. If a software or hardware component is determined to be defective after being tested by the Company within the one-year, the Company will repair, replace or refund the price of the covered hardware and/or software to the customer (not including any shipping, handling, delivery or installation charges). We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance-type warranties and has determined that the estimated outstanding warranty obligation on September 30, 2022, or December 31, 2021 are immaterial to the Company’s financial statements.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Leases

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. During the three months ended September 30, 2022, the Company’s operating leases consisted of office space in Sunnyvale, CA (the “Gibraltar Lease”), Marlborough, MA (the “American Robotics Lease”), and Waltham, MA (the “Waltham Lease”).

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

Lease Positions as of September 30, 2022, and December 31, 2021

ROU lease assets and lease liabilities for our operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	September 30, 2022	December 31, 2021
Assets:
Operating lease assets	$3,182,266	$836,025
Total lease assets	$3,182,266	$836,025

Liabilities:
Operating lease liabilities, current	$698,217	$550,525
Operating lease liabilities, net of current	2,571,353	241,677
Total lease liabilities	$3,269,570	$792,202

Future lease payments included in the measurement of lease liabilities on the unaudited condensed consolidated balance sheet as of September 30, 2022, for the following five years and thereafter are as follows:

Year Ending December 31,	Future lease payments
2022 (3 months)	280,324
2023	730,592
2024	508,208
2025	513,900
2026	529,320
Thereafter	1,297,740
Total	$3,860,084

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Information

	Nine Months Ended September 30,
	2022	2021
Operating cash flows for operating leases	$598,304	$220,730
Weighted average remaining lease term (in years) – operating lease	5.87	2.00
Weighted average discount rate – operating lease	6.00%	12.06%

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average shares of common stock outstanding for each period. Diluted net loss per share is the same as basic net loss per share since we have net losses for each period presented.

The following potentially dilutive securities for the nine months ended September 30, 2022 have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

2022
Warrants to purchase common stock	1,993,741
Options to purchase common stock	2,462,786
Restricted stock purchase offers	1,960,622
Total potentially dilutive securities	6,417,149

Concentration of Customers

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue.

The table below sets forth the Company’s customers that accounted for greater than 10% of its revenues for the three- and nine-month periods ended September 30, 2022, and 2021, respectively:

	Three months ended		Nine months ended
	September 30,		September 30,
Customer	2022	2021	2022	2021
A	92%	67%	88%	34%
B	0%	25%	0%	66%

Customer A accounted for 95% of the Company’s accounts receivable balance on September 30, 2022.

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

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

On June 30, 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-03, which (1) clarifies existing guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and (2) introduces new disclosure requirements for equity securities subject to contractual sale restrictions. The ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security. Instead, the contractual sale restriction is a characteristic of the reporting entity. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value. Additionally, the ASU clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the effects of the adoption of ASU No. 2022-03 on its consolidated financial statements.

On September 29, 2022, FASB issued Accounting Standards Update (ASU) No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which enhances the transparency about the use of supplier finance programs for investors and other allocators of capital. Under the new ASU, a company that uses a supplier finance program in connection with the purchase of goods or services will be required to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. ASU No. 2022-04 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022, except for the roll forward of the supplier finance program obligations, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the effects of the adoption of ASU No. 2022-03 on its consolidated financial statements.

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

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments by reducing the number of accounting models that require separate accounting for embedded conversion features. ASU 2020-06 also simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification and makes targeted improvements to the disclosures for convertible instruments and earnings-per-share (“EPS”) guidance. This update will be effective for the Company’s fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Entities can elect to adopt the new guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company has elected to adopt the standard early using the modified retrospective method of transition with effect from January 1, 2022. The adoption had no impact on the consolidated financial statements.

Reclassification

Certain amounts reported in the prior year financial statements have been reclassified to conform to the current year’s presentation.

NOTE 3 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2022	December 31, 2021
Prepaid insurance	$428,372	$1,026,212
Advance to vendors	437,352	-
Other prepaid expenses	778,245	423,398
Total other current assets	$1,643,969	$1,449,610

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2022	December 31, 2021
Vehicles	$149,916	$149,916
Computer equipment	348,408	183,869
Furniture and fixtures	461,352	141,053
Software	161,284	88,284
Leasehold improvements	2,038,443	37,401
Development equipment	288,121	56,275
Base stations	258,411	117,850
Drones	106,222	54,969
Construction in progress	1,144,015	627,044
Total property and equipment	4,956,172	1,456,661
Less: accumulated depreciation	(660,138)	(424,662)
Net property and equipment	$4,296,034	$1,031,999

Depreciation expenses for the three months ended September 30, 2022, and 2021 were $153,213 and $27,553, respectively. Depreciation expenses for the nine months ended September 30, 2022, and 2021 were $280,195 and $77,825, respectively.

NOTE 5 – GOODWILL AND BUSINESS ACQUISITION

We account for acquisitions in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”), and goodwill in accordance with ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”). The excess of the purchase price over the estimated fair value of net assets acquired in a business combination is recorded as goodwill.

American Robotics

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

Also on the Closing Date, the Company entered into employment agreements and issued 1,375,000 restricted stock units (“RSUs”) under the Company’s incentive stock plan to key members of American Robotics’ management. These RSUs vest in equal installments on the next three anniversaries of the Closing Date and vesting is contingent on the individuals remaining employed by the Company. These RSUs are not included in purchase consideration and are expensed ratably over the service period. They were valued at the closing market price on the Closing Date. The compensation expense recognized in the three- and nine- month periods ended September 30, 2022 in respect of these restricted stock units was $897,965 and $2,656,782, respectively, and as of September 30, 2022 the unrecognized compensation expense was $6,588,333.

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

Our results for the three- and nine- months ended September 30, 2022, include results from American Robotics. The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of American Robotics had occurred on January 1, 2021. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred on January 1, 2021 or what the Company’s operating results will be in future periods.

	(Unaudited)
	Three months ended September 30, 2021	Nine months ended September 30, 2021
Revenue, net	$294,149	$2,396,345
Net loss	$(7,499,846)	$(18,871,963)
Basic Earnings Per Share	$(0.18)	$(0.51)
Earnings Per Share Diluted	$(0.18)	$(0.51)

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Airobotics

On August 4, 2022, the Company entered into an Agreement of Merger (the “AIRO Agreement”) with Talos Ltd. (or such other name as shall be approved by the Israeli Registrar of Companies), an Israeli company in formation as a wholly owned subsidiary of the Company (“Merger Sub”), and AIROBOTICS Ltd., an Israeli publicly traded company on the Tel Aviv Stock Exchange and a leading Israeli developer of autonomous unmanned aircraft systems and automated data analysis and visualization platforms (“Airobotics”).

The AIRO Agreement provides that, upon the terms and subject to the conditions set forth in the AIRO Agreement, and in accordance with the Companies Law 5759-1999 of the State of Israel (together with the rules and regulations thereunder), Merger Sub shall be merged with and into Airobotics, and Airobotics will continue as a wholly owned subsidiary of the Company (the “AIRO Merger”). At the closing of the AIRO Merger, upon the terms and subject to the conditions set forth in the AIRO Agreement, each ordinary share of Airobotics issued and outstanding immediately prior to the closing of the AIRO Merger (other than shares owned by Airobotics or its subsidiaries (dormant or otherwise) or by the Company or Merger Sub) shall be exchanged for and converted into the right to receive 0.16806 of a fully paid and nonassessable share of the Company common stock without interest and subject to applicable tax withholdings (“Merger Consideration”). All fractional shares of the Company common stock that would otherwise be issued to a holder of Airobotics ordinary shares as part of the Merger Consideration will be rounded up to the nearest whole share based on the total number of shares of the Company’s common stock to be issued to such holder of Airobotics ordinary shares.

Each of the Company, Merger Sub, and Airobotics has provided customary representations, warranties and covenants in the AIRO Agreement. The completion of the AIRO Merger is subject to various closing conditions, including (a) the requisite regulatory approvals being obtained; (b) the absence of any applicable order (whether temporary, preliminary or permanent) in effect which prohibits the consummation of the AIRO Merger; (c) the absence of any law of any governmental authority of competent jurisdiction prohibiting the consummation of the AIRO Merger; and (d) Airobotics obtaining the requisite stockholder approval. The AIRO Agreement contains customary termination rights for both the Company and Airobotics. Both the Company and Airobotics have the right to terminate the AIRO Agreement if the closing of the AIRO Merger does not occur on or before February 15, 2023.

The AIRO Merger is expected to close in the first quarter of 2023.

NOTE 6 – INTANGIBLE ASSETS

The components of intangible assets, all of which are finite lived, were as follows:

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life

Patents	$78,132	$(21,261)	$56,971	$75,266	$(13,077)	$62,189	10
Patents in process	105,485	-	105,485	89,767	-	89,767	N/A
Licenses	241,909	(59,616)	182,293	241,909	(41,471)	200,438	10
Trademarks	3,230,000	(372,491)	2,857,509	3,230,000	(130,242)	3,099,758	10
FAA waiver	5,930,000	(683,863)	5,246,137	5,930,000	(239,113)	5,690,887	10
Developed technology	23,270,614	(2,152,678)	21,117,936	16,120,000	(650,000)	15,470,000	10
Non-compete agreements	840,000	(840,000)	-	840,000	(338,710)	501,290	1
Customer relationships	60,000	(13,839)	46,161	60,000	(4,839)	55,161	5
	$33,756,140	$(4,143,747)	$29,612,392	$26,586,942	$(1,417,452)	$25,169,489

Amortization expenses for the three months ended September 30, 2022, and 2021 were $904,051 and $662,622, respectively. Amortization expenses for the nine months ended September 30, 2022, and 2021 were $2,726,295 and $682,239, respectively.

We recognized losses on intellectual property amounting to $11,095 and $70,895 for the nine months ended September 30, 2022 and 2021, respectively.

On March 20, 2022, the Company entered into a Purchase Agreement to acquire the assets of Ardenna, Inc., a leading provider of image processing and machine learning software solutions for rail infrastructure monitoring and inspections. The consideration for the acquisition was $900,000 in cash and 780,000 shares of the Company’s common stock (the “Ardenna Consideration Shares”). In connection of the acquisition, the parties entered into a Registration Rights and Lock-Up Agreement, which required the Company to file a resale registration statement covering the resale of the Ardenna Consideration Shares no later than ninety (90) days after the closing date and restricted the holder from transferring the Ardenna Consideration Shares for 180 days from the closing date, subject to certain exceptions. On April 5, 2022, the Company completed the acquisition. As a result of this transaction, the Company recognized developed technology in the amount of $6,843,600. The Company filed the registration statement Form S-3 on July 1, 2022, and it was declared effective on July 15, 2022.

On August 31, 2022, the Company entered into the asset purchase agreement with Field of View LLC, a North Dakota limited liability company. The total purchase consideration consisted of $250,000 of cash payable in monthly instalments over twelve months, and $75,520 shares of the Company’s common stock, representing 16,000 shares (“FOV Consideration Shares”). The asset purchase agreement restricts the holder from transferring the FOV Consideration Shares for 180 days from the closing date, subject to certain exceptions.

The Company acquired computer and research and development equipment amounting to $18,506 and intangibles for developed technology for $307,014. As of September 30, 2022, the equity was issued in full and cash paid amounted to $41,667 the balance payable of $208,333 being accounted for as accrued purchase consideration included in accrued expenses and other current liabilities payable over twelve months

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Estimated amortization expense for the next five years for the intangible assets currently being amortized is as follows:

Year Ending December 31,	Estimated Amortization
2022 (3 months)	838,701
2023	3,357,978
2024	3,357,702
2025	3,323,589
2026	3,250,525
Thereafter	15,483,897
Total	$29,612,392

NOTE 7 – LONG-TERM EQUITY INVESTMENT

On October 5, 2021, Ondas Holdings irrevocably subscribed and agreed to purchase 3,141,098 shares of Series A-1 Preferred Stock of Dynam.AI, Inc. (“Dynam”), a tech-enabled services provider for critical or complex artificial intelligence and machine learning projects, par value $0.00001 for the aggregate price of $500,000 representing subscription price of $0.15918 per share by way of a non-brokered private placement for approximately 11% ownership in Dynam. In addition to the equity investment, Ondas Holdings’ wholly owned subsidiary, American Robotics, entered into a development, services and marketing agreement with Dynam on October 1, 2021. The agreement allows American Robotics to expand and enhance its IP library and analytics capabilities with artificial intelligence using physics-based algorithms and allows Dynam to further the development of Vizlab™, Dynam’s proprietary AI/ML platform, an advanced developer toolkit for data scientists.

On July 15, 2022, Ondas Holdings irrevocably subscribed and agreed to purchase 3,357,958 shares of Series Seed Preferred Stock of Dynam for the aggregate price of $1,000,000 representing a subscription price of $0.2978 per share by way of a non-brokered private placement for approximately 8% ownership in Dynam. This brings Ondas Holdings investment in Dynam to 6,499,056 shares or approximately 19% ownership.

This long-term equity investment consists of an equity investment in a private company through preferred shares, which are not considered in-substance common stock, that is accounted for at cost, with adjustments for observable changes in prices or impairments, and is classified as long-term equity investment on our consolidated balance sheets with adjustments recognized in other (expense) income, net on our consolidated statements of operations. The Company has determined that the equity investment does not have a readily determinable fair value and elected the measurement alternative. Therefore, the equity investment’s carrying amount will be adjusted to fair value at the time of the next observable price change for the identical or similar investment of the same issuer or when an impairment is recognized. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investment is impaired. The assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. If the investment is impaired, the Company writes it down to its estimated fair value. As of September 30, 2022 and December 31, 2021 the long-term equity investment had a carrying value of $1,500,000.

Our CEO Eric Brock is a director of Dynam.

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30, 2022	December 31, 2021
Accrued payroll and other benefits	$1,075,730	$269,725
D&O insurance financing payable	134,058	719,313
Accrued professional fees	315,972	117,008
Other accrued expenses	337,052	43,861
Total accrued expenses and other current liabilities	$1,862,812	$1,149,907

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

On both September 30, 2022, and December 31, 2021, the total outstanding balance of the Convertible Promissory Note was $300,000. The maturity date of the Convertible Promissory Note is based on the payment of 0.6% of quarterly gross revenue until 1.5 times the amount of the Convertible Promissory Note is paid. Accrued interest on September 30, 2022, and December 31, 2021, was $38,481 and $40,152, respectively. Interest expense for the three and nine months ended September 30, 2022, was $3,750 and $11,250, respectively. Interest expense for the three and nine months ended September 30, 2021, was $11,250 and $33,750, respectively.

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

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock

On September 30, 2022, the Company had 116,666,667 shares of common stock, par value $0.0001 (the “Common Stock”), authorized for issuance, of which 42,682,335 shares of our Common Stock were issued and outstanding.

Preferred Stock

At September 30, 2022 and December 31, 2021, the Company had 10,000,000 shares of preferred stock, par value $0.0001, authorized, of which 5,000,000 shares are designated as Series A Convertible Preferred Stock (“Series A Preferred”) and 5,000,000 shares are non-designated (“blank check”) shares. As of September 30, 2022, and December 31, 2021, the Company had no preferred stock outstanding.

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

The Form S-3 was expanded to cover $11,696,000 of additional securities on a Registration Statement on Form S-3MEF, dated October 26, 2022, filed with the SEC pursuant to Rule 462(b) of the Securities Act of 1933, as amended (the “Securities Act”).

2021 Public Offering

On June 8, 2021, the Company entered into an underwriting agreement (the “2021 Underwriting Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”), acting as the representative for the underwriters identified therein (the “Underwriters”), relating to the Company’s public offering (the “2021 Public Offering”) of 6,400,000 shares (the “2021 Firm Shares”) of the Company’s Common Stock. Pursuant to the 2021 Underwriting Agreement, the Company also granted the Underwriters a 30-day option to purchase up to an additional 960,000 shares of Common Stock (the “2021 Option Shares,” and together with the 2021 Firm Shares, the “2021 Shares”) to cover over-allotments.

The Underwriters agreed to purchase the 2021 Firm Shares from the Company with the option to purchase the 2021 Option Shares at a price of $6.51 per share. The 2021 Shares were offered, issued, and sold pursuant to the Form S-3 and accompanying prospectus filed with the SEC under the Securities Act..

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

ATM Offering

On March 22, 2022, the Company, entered into an Equity Distribution Agreement (the “ATM Agreement”) with Oppenheimer. (the “Sales Agent”). Pursuant to the terms of the ATM Agreement, the Company may offer and sell (the “ATM Offering”) from time to time through the Sales Agent, as the Company’s sales agent, up to $50 million of shares Common Stock, (the “ATM Shares”). Sales of the ATM Shares, if any, may be made in sales deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act. The Sales Agent is not required to sell any specific number or dollar amount of ATM Shares, but will act as a sales agent using commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules, and regulations and the rules of the Nasdaq Stock Market, on mutually agreed terms between the Sales Agent and the Company. The Sales Agent will receive from the Company a commission of 3.0% of the gross proceeds from the sales of ATM Shares by the Sales Agent pursuant to the terms of the Agreement. Net proceeds from the sale of the ATM Shares will be used for general corporate purposes.

On October 26, 2022, Ondas entered into Amendment No. 1 to the Equity Distribution Agreement, dated March 22, 2022 (“Amendment No. 1”), the Sales Agent. Amendment No. 1 provides for the reduction of the aggregate offering price from up to $50 million to up to $40 million of shares of Common Stock.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The offering of ATM Shares pursuant to the ATM Agreement will terminate upon the earliest of (i) the sale of all ATM Shares subject to the ATM Agreement, and (ii) the termination of the ATM Agreement pursuant to its terms.

The ATM Shares are issued pursuant to the Form S-3 and the prospectus supplement thereto dated March 22, 2022.

During the quarter ended June 30, 2022 the Company sold 852,679 ATM Shares through the Sales Agent at an average price of $7.29 with the net proceeds of $6.03 million. In connection with the sale of these ATM Shares, the compensation paid by the Company to the Sales Agent was $225,091.

During the quarter ended September 30, 2022 the Company sold 11,995 ATM Shares through the Sales Agent at an average price of $5.62 with the net proceeds of $65 thousand. In connection with the sale of these ATM Shares, the compensation paid by the Company to the Sales Agent was $2,025.

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

As of September 30, 2022, we had warrants outstanding to purchase an aggregate of 1,993,741 shares of Common Stock with a weighted average contractual remaining life of approximately 4 years, and a weighted average exercise price of $7.72 per share. 1,451,718 warrants expired in the month of September 2022. No new warrants were issued or exercised in the nine months ended September 30, 2022.

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

Stock Options to Purchase Common Stock

On August 1, 2022, the Compensation Committee of the Board granted an aggregate of 86,500 stock options to purchase shares of the Company’s Common Stock to certain employees. The stock options vest over a four-year period and are contingent on ongoing employment. They are included in compensation expenses.

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

The assumptions used in the Black-Scholes Model are set forth in the table below.

Nine months ended,
September 30, 2022
Stock price	$4.57-6.55
Risk-free interest rate	1.82-3.00%
Volatility	46.42-56.81%
Expected life in years	2.9-6.3
Dividend yield	0.00%

A summary of our Option activity and related information follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Shares Under	Exercise	Contractual
	Option	Price	Life
Balance on January 1, 2022	687,448	$6.79	8.2
Granted	1,658,000	$5.12	9
Expired	(3,015)	-
Terminated
Canceled
Balance on March 31, 2022	2,342,433	$5.62	8.6
Granted	216,500	6.79	9.9
Exercised
Terminated	(131,090)	2.09
Canceled
Balance on June 30, 2022	2,427,843	5.90	8.7
Granted	86,500	4.58	9.8
Exercised	(31,057)	2.09
Terminated	(20,500)	4.68
Canceled
Balance on September 30, 2022	2,462,786	5.91	8.7
Vested and Exercisable at September 30, 2022	530,286	$7.86	7.4

At September 30, 2022, total unrecognized estimated compensation expense related to non-vested options issued prior to that date was $3,025,086 which is expected to be recognized over a weighted average period of 3.99 years. For the three months ended September 30, 2022, and 2021, $446,151 and $536,797, respectively, was recorded in stock-based compensation in the accompanying unaudited condensed consolidated financial statements. For the nine months ended September 30, 2022, and 2021, $1,313,182 and $824,315, respectively, was recorded in stock-based compensation in the accompanying unaudited condensed consolidated financial statements.

Restricted Stock Units

On May 9, 2022, the Compensation Committee approved the grant of 13,900 restricted stock units to three employees. The restricted stock units vest in two successive equal annual installments with the first vesting date commencing on the first anniversary of the award date and are contingent on continuing employment. The compensation expense recognized in the three- and nine-months ended September 30, 2022, in respect of these restricted stock units was $10,125 and $15,848, and as of September 30, 2022, the unrecognized compensation expense was $64,515.

On March 22, 2022, the Compensation Committee approved the grant of 14,800 restricted stock units to an employee. The restricted stock units vest in four successive equal annual installments with the first vesting date commencing on the first anniversary of the award date and are contingent on continuing employment. The compensation expense recognized in the three- and nine-months ended September 30, 2022, in respect of these restricted stock units was $6,701 and $13,984, and as of September 30, 2022 the unrecognized compensation expense was $92,428.

On November 5, 2021, the Compensation Committee approved the grants of 6,362 restricted stock units for each of Ondas’ directors (Messrs. Cohen, Reisfield, Silverman, Seidl, Bushey and Sood). Each restricted stock unit represents a contingent right to receive one share of common stock of the Company. These restricted stock units vest in four successive equal quarterly installments with the first vesting date commencing on the first day of the next calendar quarter, provided that such director is a director of the Company on the applicable vesting dates. The compensation expense recognized in the three- and nine-months ended September 30, 2022 in respect of these restricted stock units was $90,150 and $271,276, and as of September 30, 2022 the unrecognized compensation expense was $91,349.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 5, 2021, the Company entered into employment agreements and awarded 1,375,000 restricted stock units pursuant to the 2018 Plan to key members of American Robotics’ management. Each restricted stock unit represents a contingent right to receive one share of common stock of the Company. The restricted stock units vest in three successive equal annual installments with the first vesting date commencing on the first anniversary of the award date and are contingent on continuing employment. The compensation expense recognized in the three- and nine-months ended September 30, 2022 in respect of these restricted stock units was $897,965 and $2,656,782, and as of September 30, 2022 the unrecognized compensation expense was $6,588,333.

On January 25, 2021, the Compensation Committee approved the following grants: (a) for Messrs. Cohen, Reisfield and Silverman (i) 5,000 restricted stock units pursuant to the 2018 Plan, and (b) for Mr. Seidl and Ms. Sood (i) 5,000 restricted stock units pursuant to the 2018 Plan, and (ii) 10,000 restricted stock units pursuant to the 2018 Plan. Each restricted stock unit represents a contingent right to receive one share of common stock of the Company. The 5,000 restricted stock units granted to each of Messrs. Cohen, Reisfield, Silverman and Seidl and Ms. Sood vest in four successive equal quarterly installments with the first vesting date commencing on the first day of the next calendar quarter, provided that such director is a director of the Company on the applicable vesting dates. The 10,000 restricted stock units granted to Mr. Seidl and Ms. Sood vest in eight successive equal quarterly installments with the first vesting date commencing on the first day of the next calendar quarter, provided that such director is a director of the Company on the applicable vesting dates. All restricted stock units granted to these directors shall vest in full immediately upon a change in control. The Company recognized stock-based compensation of $32,061 and $95,661 for the three- and nine-months ended September 30, 2022. As of September 30, 2022, the unrecognized compensation expense was $32,410.

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

The following is a summary of restricted stock unit activity for the three- and nine-months ended September 30, 2022:

		Weighted
		Average
	Shares	Grant Date Fair Value
Unvested balance on January 1, 2022	1,931,922	$6.57
Granted	14,800	$7.19
Vested	(12,043)	10.16
Unvested balance on March 31, 2022	1,928,429	$6.54
Granted	13,900	5.78
Vested	(512,043)	2.97
Unvested balance on June 30, 2022	1,430,286	7.80
Granted	-	-
Vested	(470,376)	7.84
Unvested balance on September 30, 2022	959,910	7.78
Vested but not issued	1,000,712	5.39

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Development contract

On August 29, 2022, the Company entered into a contract requiring 24 monthly payments, of which the first twelve months are noncancelable, to receive both 1) development services related to the advancement of a “detect and avoid” solution for the Scout System™, and 2) a long-term license for use of the developed technology. As of September 30, 2022, future payments due within the next twelve months related to noncancelable commitments under this contract are $4,995,833.

Legal Proceedings

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of September 30, 2022.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SEGMENT INFORMATION

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the CODM in making decisions regarding resource allocation and performance assessment. The Company’s CODM is its Chief Executive Officer. The Company determined it has two reportable segments: Ondas Networks and American Robotics as the CODM reviews financial information for these two businesses separately The Company has no inter-segment sales.  Our segment structure presented below represents a change from the prior year for the inclusion of our American Robotics segment, which the Company acquired on August 5, 2021. The following table presents segment information for three- and nine-months ended September 30, 2022:

	Nine Months Ended
	September 30, 2022
	Ondas Networks	American Robotics	Total
Revenue, net	$1,453,658	$193,247	$1,646,905
Depreciation and amortization	459,234	3,180,366	3,639,600
Interest expense	22,798	11,547	34,345
Stock based compensation	926,051	3,440,683	4,366,734
Net loss	(10,484,692)	(24,495,473)	(34,980,165)
Goodwill	-	45,026,583	45,026,583
Total assets	$20,032,196	$82,983,786	$103,015,982

	Three Months Ended
	September 30, 2022
	Ondas Networks	American Robotics	Total
Revenue, net	$583,113	$49,375	$632,489
Depreciation and amortization	158,557	1,131,398	1,289,955
Interest expense	5,978	2,227	8,205
Stock based compensation	116,808	1,366,347	1,483,155
Net loss	(3,848,541)	(9,729,800)	(13,578,341)
Goodwill	-	45,026,583	45,026,583
Total assets	$20,032,196	$82,983,786	$103,015,982

NOTE 14 – INCOME TAXES

The Company had a net deferred tax asset of $14.5 million as of December 31, 2021, including a tax benefit from approximately $79 million of net operating loss carry-forwards of $17.6 million. A valuation allowance of $14.5 million was provided against this asset resulting in deferred assets, net of valuation allowance of $0.

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

As of September 30, 2022 and December 31, 2021, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

NOTE 15 – RELATED PARTY TRANSACTIONS

Between June 2, 2021 and December 31, 2020, we accrued $115,385 for salary owed to Thomas V. Bushey, then President of the Company. On January 19, 2021, Mr. Bushey waived the accrued payroll amounts in the amount of $115,385. Pursuant to the terms of a Separation Agreement and General Release (the “Separation Agreement”) dated January 19, 2021 (the “Effective Date”), between Mr. Bushey and the Company, Mr. Bushey agreed to waive his entitlement to accrued salary in the amount of $125,256 and accrued vacation in the amount of $9,846 as of the Effective Date. At the time of Mr. Bushey’s resignation as President in January 2021, Mr. Bushey had the right to receive 500,000 RSU Shares (375,000 vested as of December 31, 2020 and 125,000 of which the Compensation Committee accelerated vesting), which will be issued by December 31, 2022. The remaining 500,000 RSU Shares were canceled. As part of the Separation Agreement, Mr. Bushey and the Company entered into a Consulting Agreement dated January 19, 2021 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Bushey provided services to the Company at the direction of the Company’s Chief Executive Officer. The Consulting Agreement terminated on July 19, 2021. Mr. Bushey was paid $7,500 per month for these services.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SUBSEQUENT EVENTS

October 2022 Note Offering

On October 26, 2022, Ondas entered into a placement agent agreement (the “Placement Agent Agreement”) with Oppenheimer, as the sole placement agent relating to the Company’s sale and issuance to selected institutional investors (the “Investors”) in a registered direct offering of 3% senior convertible notes due 2023 in the aggregate original principal amount of $34.5 million (the “Notes”). The Notes have an original issue discount of thirteen percent (13%) resulting in gross proceeds to the Company of $30.0 million. The Notes were sold pursuant to the terms of a Securities Purchase Agreement, dated October 26, 2022 (the “SPA”), between Ondas and each investor in connection with this offering (the “Notes Offering”). Upon Ondas’ filing of an additional prospectus supplement, indenture and supplemental indenture, if elected by the initial purchasers of Notes, we may consummate additional closings of up to an additional $34.5 million in aggregate principal amount of 3% senior convertible notes due two years after the date of issuance pursuant to the SPA. Up to 16,235,294 shares of the Company’s common stock (the “Shares”) are issuable from time to time upon conversion or otherwise under the Notes (including shares of common stock that may be issued as interest in lieu of cash payments). The Notes and Shares are being offered pursuant to the Form S-3, and a registration statement on Form S-3 (Registration No. 333-268014) pursuant to Rule 462(b) under the Securities Act of 1933, as amended, which was effective immediately upon filing. Oppenheimer served as the sole placement agent for the transaction pursuant to the terms of the Placement Agent Agreement. Under the terms of the Placement Agent Agreement, we paid our placement agent a cash fee equal to 5.0% of the gross proceeds in connection with the Notes Offering. The Notes Offering closed on October 28, 2022. The net amount of proceeds to Ondas from the Notes Offering after deducting the placement agent’s fees and offering expenses was approximately $27,750,000.

202,711 shares of the Company’s common stock were issued to the investors as the first monthly payment on the Notes on November 1, 2022.

Amendment to Equity Distribution Agreement

On October 26, 2022, Ondas entered into, (“Amendment No. 1”), with Oppenheimer, as sales agent. Amendment No. 1 provides for the reduction of the aggregate offering price from up to $50 million to up to $40 million of shares of the Company’s common stock.

Amendments to Airobotics Agreements

On September 20, 2022, Airobotics and the Company entered into a loan agreement (the “Loan Agreement”), according to which, commencing from October 3, 2022, the Company provided Airobotics with credit of up to $1.5 million, which will be utilized for the purpose of financing Airobotics’ ongoing activities, subject to customary conditions, including the delivery of documents and standard approvals of the Company. The Loan Agreement was amended on October 30,2022 to increase the available credit to $2.0 million. The primary purpose of the increase is to fund inventory for known customer demand Airobotics has borrowed $1.75 million under the Loan Agreement.

On November 13, 2022, Ondas and Airobotics entered into an amendment to the Loan Agreement, as amended, changing the maturity date to February 15, 2023.

Also, on November 13, 2022, Ondas and Airobotics entered into an amendment to the Merger Agreement changing the termination date to February 15, 2023.

Management has evaluated subsequent events as of November 14, 2022, the date the consolidated financial statements were available to be issued according to the requirements of ASC topic 855.

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

We sell our products and services globally through a direct sales force and value-added sales partners to critical infrastructure providers including major rail operators, commercial and industrial drone operators, electric and gas utilities, water and wastewater utilities, oil and gas producers and pipeline operators, and for other critical infrastructure applications in areas such as homeland security and defense, and transportation. We continue to develop our value-added reseller relationships which today include a major strategic partnership with Siemens Mobility (“Siemens”) for the development of new types of wireless connectivity for the global rail markets

The Global Rail Markets and our Siemens Mobility Partnership

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

Siemens Partnership, ATCS Development Program

In April 2020, we entered a strategic partnership with Siemens, to jointly develop wireless communications products for the North American Rail Industry based on Siemens’ Advanced Train Control System (“ATCS”) protocol and our MC-IoT platform. At the same time, we entered into an agreement to allow Siemens to sell Ondas’ 802.16 MC-IoT standardized products to the North American Rails under the Siemens’ brand name “Airlink.” The dual-mode ATCS/MC-IoT radio system was designed to support Siemens’ extensive installed base of ATCS radios as well as offer Siemens’ customers the ability to support a host of new advanced rail applications utilizing our MC-IoT wireless system. These new applications, including Advanced Grade Crossing Activation and Monitoring, Wayside Inspection, Railcar Monitoring, and support for next generation signaling and train control systems, are designed to increase railroad productivity, reduce costs, and improve safety. Siemens formally launched the dual mode ATCS/MC-IoT radio products along with the Siemens branded Airlink radios in September 2021 at the Railway Systems Suppliers (RSSI) conference in Indianapolis. In November 2021, Siemens secured its first commercial 900 MHz rail order for a major Class I Railroad in the United States for delivery by year-end. Ondas delivered this initial order as requested in December 2021. On August 9, 2022, we announced that we had secured an initial volume order from Siemens for the Class I Rail 900 MHz Network consisting of both ATCS compatible products along with Ondas’ catalog products. In September 2022, we received government authorization to sell ATCS radios in Canada.

Multiple New Joint Development Programs

In January 2021, Ondas Networks and Siemens signed a Letter of Intent (“LOI”) for the development of a next generation radio product for the global rail markets including support for our first onboard locomotive radio. The formal agreement, referred to as the Next Generation Radio Board, was signed by the parties in July 2021 with a targeted completion date in first quarter 2022. Also in July 2021, Ondas Networks received a purchase order from Siemens Mobility for the development of a new industrial radio to support rail safety. This program was completed as requested by September 2021. In October 2021, Siemens substantially expanded the Next Generation Radio Board development program by issuing to Ondas Networks four new purchase orders which included customized hardware and software solutions for Head of Train (HOT) locomotive applications for the North American market and for a major Asian Rail customer. The expanded program reprioritized the July 2021 agreement deliverables for products to be delivered to an Asian Rail customer. In November 2022, Ondas Networks received its first order for delivery of these products to Siemens.

802.16 (“dot16”) Rail Lab

In December 2021, we received an order from Siemens for the implementation of the “dot16” North American Rail Lab (“Rail Lab”). The initial construction of the Rail Lab was completed in June 2022 at our headquarters in Sunnyvale, CA. In September 2022, the Rail Lab was transferred from our headquarters to MxV Rail’s headquarters in Pueblo, Colorado. MxV Rail, formerly known as TTCI, is the subsidiary of the Association of American Railroads (AAR) responsible for standardization of rail technology. The Rail Labs,, serves multiple purposes including interoperability and coexistence testing of 802.16 compliant wireless systems, customization and optimization of different network rail configurations, and next generation rail application testing. Importantly, the lab is focused on multiple frequency bands and networks beyond the 900 MHz that Ondas is targeting for commercial deployment.

To summarize, since announcing our strategic partnership in April 2020, Ondas and Siemens have completed our first major joint development program for ATCS/MC-IoT 900 MHz radios for the North American market and secured our first volume order in August 2002 for products to be delivered to multiple Class I railroads starting in Q3 2022. In July 2021, we entered into our second major joint development program for an onboard locomotive radio. This program was significantly expanded in October 2021 to incorporate specific locomotive protocols and a global reach. We have completed the portion of the program for Siemens customer in Asia (and have received our first volume order for these products for delivery in 2023).. In September 2021, Siemens launched their Siemens-branded MC-IoT wireless systems under brand name ‘Airlink’ at the RSSI show in North America with an international launch at InnoTrans in Berlin in September 2022 In December 2021, Siemens together with Ondas secured the Rail Lab order from the North American railroads which has now been constructed and delivered to its permanent location at MxV Rail in Pueblo, Colorado In June 2022, Ondas signed an LOI with Siemens UK to develop a new locomotive radio for the European rail market with product delivery beginning in the fourth quarter of 2023.

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

In August 2022, we announced that we had started integration of our wireless technology with American Robotics’ Terrestrial Acoustic Sensor Array (TASA) detect-and-avoid system. In October 2022, American Robotics obtained site based experimental licenses from the FCC to use Ondas Networks radios at locations in California, Massachusetts, Kansas and Louisiana. Ondas Networks and American Robotics plan to standardize this licensed solution for TASA in order to obtain higher reliability and availability of frequency for this critical system.

Additional Critical Markets

In the coming quarters we expect to launch additional initiatives to take our MC-IoT connectivity and ecosystem partnering strategy into other critical infrastructure markets. In June 2022, we announced the first successful installation of our technology into an Integrated Coastal Surveillance System (ICSS) in the Caribbean with a global defense contractor. In October 2022, the defense contractor placed its next order for an ICSS system for a sovereign nation in Asia. We expect additional orders from this defense vendor for the ICSS application in 2023. We believe our FullMAX technology’s licensed frequency flexibility, reliability, and long communications range over ocean surfaces, is broadening the scale of our technology in this emerging market for homeland security.

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

As of September 30, 2022, American Robotics had signed subscription agreements of varying contract lengths with customers in multiple industries including agriculture, oil and gas and materials management.

Acquisition of Airobotics

On August 4, 2022, the Company entered into an Agreement of Merger (the “AIRO Agreement”) with Talos Ltd. (or such other name as shall be approved by the Israeli Registrar of Companies), an Israeli company in formation as a wholly owned subsidiary of the Company (“Merger Sub”), and AIROBOTICS Ltd., an Israeli publicly traded company on the Tel Aviv Stock Exchange and a leading Israeli developer of autonomous unmanned aircraft systems and automated data analysis and visualization platforms (“Airobotics”).

The AIRO Agreement provides that, upon the terms and subject to the conditions set forth in the AIRO Agreement, and in accordance with the Companies Law 5759-1999 of the State of Israel (together with the rules and regulations thereunder), Merger Sub shall be merged with and into Airobotics, and Airobotics will continue as a wholly owned subsidiary of the Company (the “AIRO Merger”). At the closing of the AIRO Merger, upon the terms and subject to the conditions set forth in the AIRO Agreement, each ordinary share of Airobotics issued and outstanding immediately prior to the closing of the AIRO Merger (other than shares owned by Airobotics or its subsidiaries (dormant or otherwise) or by the Company or Merger Sub) shall be exchanged for and converted into the right to receive 0.16806 of a fully paid and nonassessable share of the Company common stock without interest and subject to applicable tax withholdings (“Merger Consideration”). All fractional shares of the Company common stock that would otherwise be issued to a holder of Airobotics ordinary shares as part of the Merger Consideration will be rounded up to the nearest whole share based on the total number of shares of the Company’s common stock to be issued to such holder of Airobotics ordinary shares.

Each of the Company, Merger Sub, and Airobotics has provided customary representations, warranties and covenants in the AIRO Agreement. The completion of the AIRO Merger is subject to various closing conditions, including (a) the requisite regulatory approvals being obtained; (b) the absence of any applicable order (whether temporary, preliminary or permanent) in effect which prohibits the consummation of the AIRO Merger; (c) the absence of any law of any governmental authority of competent jurisdiction prohibiting the consummation of the AIRO Merger; and (d) Airobotics obtaining the requisite stockholder approval. The AIRO Agreement contains customary termination rights for both the Company and Airobotics. Both the Company and Airobotics have the right to terminate the AIRO Agreement if the closing of the AIRO Merger does not occur on or before February 15, 2023.

The AIRO Merger is expected to close in the first quarter of 2023.

COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified and has resulted in increased travel restrictions, business disruptions and emergency quarantine measures across the world including the United States.

The Company’s business, financial condition and results of operations were impacted from the COVID-19 pandemic for the nine months ended September 30, 2022 and 2021 as follows:

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

Recent Developments

October 2022 Note Offering

On October 26, 2022, Ondas entered into a placement agent agreement (the “Placement Agent Agreement”) with Oppenheimer, as the sole placement agent relating to the Company’s sale and issuance to selected institutional investors (the “Investors”) in a registered direct offering of 3% senior convertible notes due 2023 in the aggregate original principal amount of $34.5 million (the “2022 Notes”). The 2022 Notes have an original issue discount of thirteen percent (13%) resulting in gross proceeds to the Company of $30.0 million. The 2022 Notes were sold pursuant to the terms of a Securities Purchase Agreement, dated October 26, 2022 (the “SPA”), between Ondas and each investor in connection with this offering (the “Offering”). Upon Ondas’ filing of an additional prospectus supplement, indenture and supplemental indenture, if elected by the initial purchasers of 2022 Notes, we may consummate additional closings of up to an additional $34.5 million in aggregate principal amount of 3% senior convertible notes due two years after the date of issuance pursuant to the SPA. Up to 16,235,294 shares of the Company’s common stock (the “Shares”) are issuable from time to time upon conversion or otherwise under the 2022 Notes (including shares of common stock that may be issued as interest in lieu of cash payments). The 2022 Notes and Shares are being offered pursuant to the Form S-3, and a registration statement on Form S-3 (Registration No. 333-268014) pursuant to Rule 462(b) under the Securities Act of 1933, as amended, which was effective immediately upon filing. Oppenheimer served as the sole placement agent for the transaction pursuant to the terms of the Placement Agent Agreement. Under the terms of the Placement Agent Agreement, we paid our placement agent a cash fee equal to 5.0% of the gross proceeds in connection with the Offering. The Offering closed on October 28, 2022. The net amount of proceeds to Ondas from the Offering after deducting the placement agent’s fees and offering expenses was approximately $27,750,000.

202,711 shares of the Company’s common stock were issued to the investors as the first monthly payment on the Notes on November 1, 2022.

Amendment to Equity Distribution Agreement

On October 26, 2022, Ondas entered into Amendment No. 1 to the Equity Distribution Agreement, dated March 22, 2022 (“Amendment No. 1”), with Oppenheimer & Co. Inc., as sales agent. Amendment No. 1 provides for the reduction of the aggregate offering price from up to $50 million to up to $40 million of shares of the Company’s common stock.

Amendments to Agreements with Airobotics

On September 20, 2022, Airobotics and the Company entered into a loan agreement (the “Loan Agreement”), according to which, commencing from October 3, 2022, the Company provided Airobotics with credit of up to $1.5 million, which will be utilized for the purpose of financing Airobotics’ ongoing activities, subject to customary conditions, including the delivery of documents and standard approvals of the Company. The Loan Agreement was amended on October 30, 2022 to increase the available credit to $2.0 million. The primary purpose of the increase is is to fund inventory for known customer demand Airobotics has borrowed $1.75 million under the Loan Agreement.

On November 13, 2022, Ondas and Airobotics entered into an amendment to the Loan Agreement, as amended, changing the maturity date to February 15, 2023.

Also, on November 13, 2022, Ondas and Airobotics entered into an amendment to the Merger Agreement changing the termination date to February 15, 2023.

Results of Operations

Three months ended September 30, 2022, compared to three months ended September 30, 2021

	Three Months Ended September 30,
			Increase
	2022	2021	(Decrease)
Revenue, net	$632,489	$283,329	$349,160
Cost of goods sold	233,001	269,716	(36,715)
Gross profit	399,488	13,613	385,875
Operating expenses:			-
General and administrative	7,362,274	2,721,785	4,640,489
Sales and marketing	792,613	424,992	367,621
Research and development	5,793,345	1,780,187	4,013,158
Total operating expense	13,948,232	4,926,964	9,021,268
Operating loss	(13,548,744)	(4,913,351)	(8,635,393)
Other income (expense)	(29,597)	(921)	(28,676)
Net loss	(13,578,341)	(4,914,272)	(8,664,069)

Revenues

	Three Months Ended September 30,
			Increase
	2022	2021	(Decrease)
Revenue, net
Ondas Networks	566,784	260,636	306,148
American Robotics	65,705	22,693	43,012
Total	632,489	283,329	349,160

Our revenues increased by $349,160 to $632,489 for the three months ended September 30, 2022, compared to $283,329 for the three months ended September 30, 2021. Revenues during the three months ended September 30, 2022, included $235,172 for products, $190,705 for maintenance, service, support, and subscriptions, and $206,612 for development agreements with Siemens. Revenues during the three months ended September 30, 2021, included $45,358 for product, $20,693 for maintenance, service and support and $215,987 for development agreements with Siemens and AURA, and $1,291 for other revenues. The decrease in our development revenues were the result of substantial completion of our development contracts in third quarter of 2022.

Cost of goods sold

Our cost of goods sold was $233,001 for the three months ended September 30, 2022, compared to $269,716 for the three months ended September 30, 2021. The decrease in cost of goods sold was primarily a result of a decline in costs related to the development agreements and improved margins on product revenue.

Gross profit

Our gross profit increased by $385,875 for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 based on the changes in revenues and costs of goods sold as discussed above. Gross margin for the three months ended September 30, 2022 and 2021 was 63% and 5%, respectively. This increase in gross margin is a direct result of a decline in the development costs and improved margins on product revenue.

Operating Expenses

	Three Months Ended September 30,
			Increase
	2022	2021	(Decrease)
Operating expenses:
General and administrative	7,362,274	2,721,785	4,640,489
Sales and marketing	792,613	424,992	367,621
Research and development	5,793,345	1,780,187	4,013,158
Total	13,948,232	4,926,964	9,021,268

Our principal operating costs include the following items as a percentage of total expense.

	Three Months Ended September 30,
	2022	2021
Human resource costs, including benefits	38%	30%
Travel and entertainment	3%	2%
Other general and administration costs:
Professional fees and consulting expenses	21%	29%
Other expense	13%	13%
Depreciation and amortization	7%	14%
Other research and deployment costs, excluding human resources and travel and entertainment	17%	13%
Other sales and marketing costs, excluding human resources and travel and entertainment	1%	-

Operating expenses increased by $9,021,268, or 183% as a result of the following items:

Three Months Ended September 30, 2022 (000s)
Human resource costs, including benefits	$3,774
Travel and entertainment	284
Other general and administration costs:
Professional fees and consulting costs	1,512
Other expense	1,222
Depreciation and amortization	342
Other research and deployment costs, excluding human resources and travel and entertainment	1,806
Other sales and marketing costs, excluding human resources and travel and entertainment	81
$9,021

The increase in operating expenses was primarily as the result of the acquisition of American Robotics which accounted for $8,439,169 of the increase, specifically in compensation expense, depreciation and amortization and research and development expenses. The rest of the increase was primarily in legal, accounting and other services and insurance.

Operating Loss

As a result of the foregoing, our operating loss increased by $8,635,393, or 176%, to $13,548,744 for the three months ended September 30, 2022, compared with $4,913,351 for the three months ended September 30, 2021. Operating loss increased primarily as a result of higher general and administration expenses and research and development expenses for the three months ended September 30, 2022.

Total other Income (Expense), net

Other expense, net increased by $28,676, to $29,597 for the three months ended September, 2022, compared with the other expense of $921 for the three months ended September 30, 2021.

Net Loss

As a result of the net effects of the foregoing, net loss increased by $8,664,069, or 176%, to $13,578,341 for the three months ended September 30, 2022, compared with $4,914,272 for the three months ended September 30, 2021. Net loss per share of common stock, basic and diluted, was $(0.13) for the three months ended September 30, 2021, compared with $(0.32) for the three months ended September 30, 2022.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

	Nine Months Ended September 30,
			Increase
	2022	2021	(Decrease)
Revenue, net	$1,646,905	$2,335,525	$(688,620)
Cost of goods sold	806,571	1,405,741	(599,170)
Gross profit	840,334	929,784	(89,450)
Operating expenses:			-
General and administrative	18,727,626	7,625,909	11,101,717
Sales and marketing	2,210,021	808,513	1,401,508
Research and development	14,815,852	3,428,406	11,387,446
Total operating expense	35,753,499	11,862,828	23,890,671
Operating loss	(34,913,165)	(10,933,044)	(23,980,121)
Other income (expense)	(67,000)	58,887	(125,887)
Net loss	(34,980,165)	(10,874,157)	(24,106,008)

Revenues

	Nine Months Ended September 30,
			Increase
	2022	2021	(Decrease)
Revenue, net
Ondas Networks	1,453,659	2,312,832	(859,173)
American Robotics	193,246	22,693	170,553
Total	1,646,905	2,335,525	(688,620)

Our revenues decreased by $688,620 to $ 1,646,905 for the nine months ended September 30, 2022, compared to $ 2,335,525 for the nine months ended September 30, 2021. Revenues during the nine months ended September 30, 2022, included $823,184 for products, $318,247 for maintenance, service, support, and subscriptions, and $505,474 for development agreements with Siemens and AURA. Revenues during the nine months ended September 30, 2021, included $134,358 for product, $45,804 for maintenance, service and support and $ 2,155,363 for development agreements with Siemens and AURA. The decrease in our development revenues were the result of substantial completion of our development contracts in 2021.

Cost of goods sold

Our cost of goods sold was $806,571 for the nine months ended September 30, 2022, compared to $1,405,741 for the nine months ended September 30, 2021. The decrease in the cost of goods sold was primarily a result of a decline in costs related to the development agreements and improved product revenue margins.

Gross profit

Our gross profit decreased by $89,450 for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021 based on the changes in revenues and costs of goods sold as discussed above. Gross margin for the nine months ended September 30, 2022, and 2021 was 51% and 40%, respectively. This increase in gross margin is a direct result of a decline in the development revenues that have relatively lower margins and improvement in the gross margin on the product revenue.

Operating Expenses

	Nine Months Ended September 30,
			Increase
	2022	2021	(Decrease)
Operating expenses:
General and administrative	18,727,626	7,625,909	11,101,717
Sales and marketing	2,210,021	808,513	1,401,508
Research and development	14,815,852	3,428,406	11,387,446
Total	35,753,499	11,862,828	23,890,671

Our principal operating costs include the following items as a percentage of total expenses.

	Nine Months Ended September 30,
	2022	2021
Human resource costs, including benefits	41%	34%
Travel and entertainment	2%	1%
Other general and administration costs:
Professional fees and consulting expenses	17%	37%
Other expense	14%	14%
Depreciation and amortization	8%	6%
Other research and deployment costs, excluding human resources and travel and entertainment	17%	8%
Other sales and marketing costs, excluding human resources and travel and entertainment	1%	-%

Operating expenses increased by $23,890,671, or 201% as a result of the following items:

Nine Months Ended September 30, 2022 (000s)
Human resource costs, including benefits	$10,782
Travel and entertainment	783
Other general and administration costs:
Professional fees and consulting costs	1739
Other expense	3,170
Depreciation and amortization	2,176
Other research and deployment costs, excluding human resources and travel and entertainment	5,042
Other sales and marketing costs, excluding human resources and travel and entertainment	199
$23,891

The increase in operating expenses was primarily as the result of the acquisition of American Robotics which accounted for $21,989,639 of the increase, specifically in compensation expense, depreciation and amortization and research and development expenses. The rest of the increase was primarily in legal, accounting and other services and insurance.

Operating Loss

As a result of the foregoing, our operating loss increased by $ 23,980,121, or 219%, to $34,913,165 for the nine months ended September 30, 2022, compared with $10,933,044 for the nine months ended September 30, 2021. Operating loss increased primarily as a result of higher general and administration expenses and research and development expenses for the nine months ended September 30, 2022.

Total Other Income (Expense), net

Other expense decreased by $125,887, or 214%, to $ 67,000 for the nine months ended September, 2022, compared with the other income of ($58,887) for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, compared to the same period in 2021, we reported a decrease in interest expense of approximately $ 537,128 as a result of paying off the promissory note from Steward Capital Holdings LP on June 25, 2021. Also, the other income decreased during the period ended September 30, 2022, as compared to the nine months ended September 30, 2021 on account of PPP loan forgiveness of $666,091 granted during nine months ended September 30, 2021.

Net Loss

As a result of the net effects of the foregoing, net loss increased by $ 24,106,008, or 222%, to $ 34,980,165 for the nine months ended September 30, 2022, compared with $10,874,157 for the nine months ended September 30, 2021. Net loss per share of common stock, basic and diluted, was $(0.34) for the nine months ended September 30, 2021, compared with $(0.83) for the nine months ended September 30, 2022.

Summary of (Uses) and Sources of Cash

	Nine Months Ended September 30,
	2022	2021
Net cash flows used in operating activities	$(26,198,673)	$(11,623,656)
Net cash flows used in investing activities	(5,497,069)	(8,684,736)
Net cash flows provided by financing activities	6,164,176	41,744,186
Increase (decrease) in cash and cash equivalents	(25,531,566)	21,435,794
Cash and cash equivalents, beginning of period	40,815,123	26,060,733
Cash and cash equivalents, end of period	$15,283,557	$47,496,527

The principal use of cash in operating activities for the nine months ended September 30, 2022, was to fund the Company’s current expenses primarily related to operating activities necessary to allow us to service and support customers. The increase in cash flows used in operating activities of $ 14,575,017 was primarily due to the increase in operating expenses. Net cash flows used in investing activities included payments made for purchase of equipment and patent costs amounting to $ 3,555,402 and purchase of development technology on account of asset acquisition from Ardenna Inc amounting to $ 900,000 as cash consideration. Cash paid for purchase of intangibles from Field of View LLC was $ 41,667. There was an additional investment of $ 1,000,000 in Dynam AI during the quarter ended September 30, 2022. The cash flows provided by financing activities includes proceeds from the sale of shares under the Equity Distribution Agreement (“ATM Offering”), amounting to $ 6,099,267.

For a summary of our outstanding Secured Promissory Notes and Long-Term Notes Payable , see NOTES 9 and 10 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. As of September 30, 2022, we had a stockholders’ equity of $93,802,698. As of September 30, 2022, we had short-term and long-term borrowings outstanding of approximately $0 and $300,000, respectively. As of September 30, 2022, we had cash and cash equivalents of $15,283,557 and working capital of $ 12,877,051. Also, on October 28, 2022, we closed the Notes Offering, which provided us net proceeds of approximately $27,750,000 after deducting the placement agent’s fees and offering expenses.

We believe available cash on hand, in addition to the growth in revenue and profitability expected as the Company executes its business plan, will fund its operations for at least the next twelve months from the filing date of this Form 10-Q.

ATM Offering

On March 22, 2022, the Company entered into (the “ATM Agreement”) with Oppenheimer, as the Company’s sales agent, (the “Sales Agent”). Pursuant to the terms of the ATM Agreement, the Company may offer and sell (the “ATM Offering”) from time to time through the Sales Agent, up to $50 million of shares of the Company’s common stock, par value $0.0001 per share (the “ATM Shares”). Sales of the ATM Shares, if any, may be made in sales deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act. The Sales Agent is not required to sell any specific number or dollar amount of ATM Shares, but will act as a sales agent using commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules, and regulations and the rules of the Nasdaq Stock Market, on mutually agreed terms between the Sales Agent and the Company. The Sales Agent will receive from the Company a commission of 3.0% of the gross proceeds from the sales of ATM Shares by the Sales Agent pursuant to the terms of the ATM Agreement. Net proceeds from the sale of the ATM Shares will be used for general corporate purposes.

On October 26, 2022, Ondas entered into Amendment No. 1 to the Equity Distribution Agreement, dated March 22, 2022 (“Amendment No. 1”), with Oppenheimer & Co. Inc., as the Company’s sales agent. Amendment No. 1 provides for the reduction of the aggregate offering price from up to $50 million to up to $40 million of shares of the Company’s common stock.

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

During the quarter ended June 30, 2022 the Company sold 852,679 ATM Shares through the Sales Agent at an average price of $7.29 with the net proceeds of $6.03 million. In connection with the sale of these ATM Shares, the compensation paid by the Company to the Sales Agent was $225,091.

During the quarter ended September 30, 2022 the Company sold 11,995 ATM Shares through the Sales Agent at an average price of $5.62 with the net proceeds of $0.65 million. In connection with the sale of these ATM Shares, the compensation paid by the Company to the Sales Agent was $2,027.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no off-balance sheet arrangements.

Contractual Obligations

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. Information concerning our critical accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2021 Form 10-K. There have been no significant changes in our critical accounting policies since the filing of the 2021 Form 10-K.

Recent Accounting Pronouncements

There have been no material changes to our significant accounting policies as summarized in NOTE 2 of our 2021 Form 10-K. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying condensed consolidated financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are neither historical facts nor assurances of future performance. These forward-looking statements are based on our current, reasonable expectations and assumptions, which expectations and assumptions are subject to risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our 2021 Form 10-K and the risks discussed under the caption “Risk Factors” included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and this Quarterly Report on Form 10-Q. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2022. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2022.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our internal control systems evolve with our business.

As set forth below, management has remediated the control deficiency identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that as of September 30, 2022 the Company has remediated the following material control weakness identified as of December 31,2021

Inadequate review of stock-based compensation issued in connection with the acquisition of American Robotics

The Company completed the remediation plan that includes the following:

Remediation plan	Status

Restructuring working papers and the review process to ensure that stock compensation expense is correctly calculated.	Completed in April 2022.
Implementation of a third-party equity management software to calculate stock compensation expense relating to all equity awards.	The third-party stock plan administration platform service provider was engaged in May 2022 and the new service went live on June 30, 2022. The Company also calculated the expense under the previous manual system and tested the results from the new system and found no discrepancies. Based on these results, management has concluded that there is effective control over the calculation of stock compensation expense.

Changes in Internal Control Over Financial Reporting

We are in the process of incorporating the controls and related procedures of American Robotics acquired in August 2021. Other than incorporating the controls and procedures of American Robotics and the Remediation Plan set forth above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, except as set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022:

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 31, 2022, the Company entered into an Asset Purchase Agreement to acquire the assets of Field of View LLC (“FOV”). On August 31, 2022, the Company completed the acquisition of the assets of FOV. The consideration for the acquisition was $250,000 in cash and 16,000 shares of the Company’s common stock (the “FOV Consideration Shares”). The issuance of the FOV Consideration Shares was not registered under the Securities Act, in accordance with Section 4(a)(2) as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Name of Document
2.1	Agreement of Merger, dated August 4, 2022 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2022).
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated November 14, 2022*
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated November 14, 2022*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated November 14, 2022**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated November 14, 2022**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 2022

ONDAS HOLDINGS INC.

By:	/s/ Eric A. Brock
Eric A. Brock
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Derek Reisfield
Derek Reisfield
Chief Financial Officer
(Principal Financial and Accounting Officer)