Form 10-K
period 2022-12-31
Ondas Holdings Inc.
filed 2023-03-14
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Registrant’s telephone number (888) 350-9994

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $187,729,280. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares outstanding of the issuer’s common stock as of March 10, 2023 was 49,062,030.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations. “Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Risk Factor Summary

Our business is subject to a number of risks and uncertainties, including those highlighted in the section titled “Item 1A. Risk Factors” in this Annual Report on Form 10-K. Some of these principal risks include the following:

Risks Related to Our Business and Industry

●	We have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability.

●	The Company operates in evolving markets, which makes it difficult to evaluate the Company’s business and future prospects.

●	Failure to manage our planned growth could place a significant strain on our resources.

●	If we fail to retain our existing customers or do not acquire new customers in a cost-effective manner, our revenue may decrease and our business, financial condition or results of operations may be harmed.

●	Our contractors may fail to satisfy their obligations to us or other parties, or we may be unable to maintain these relationships, either of which may have a material adverse effect on our business, financial condition and results of operations.

●	Material delays or defaults in customer payments could leave us unable to cover expenditures related to such customer’s projects, including the payment of our subcontractors.

●	Warranty claims resulting from our services could have a material adverse effect on our business, financial condition or results of operations.

●	Our marketing efforts depend significantly on our ability to receive positive references from our existing customers.

●	Our technology, products and services have only been developed in the last several years and we have had only limited opportunities to deploy and assess their performance in the field at full scale.

●	We expect to incur substantial research and development costs and devote significant resources to identifying and commercializing new products and services, which could significantly reduce our profitability and may never result in revenue to us.

●	If our products do not interoperate with our customers’ other systems, the purchase or deployment of our products and services may be delayed or cancelled.

●	Cyberattacks through security vulnerabilities could lead to disruption of business, reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position.

●	If the Company is required to write down goodwill and other intangible assets, the Company’s financial condition and results could be negatively affected.

●	We may not be able to secure adequate insurance policies, or secure insurance policies at reasonable prices.

●	Litigation may adversely affect our business, financial condition, and results of operations.

●	Our products have inherent safety risks, as they often operate in hazardous industrial environments and are relied on by our customers to operate in a safe manner. If the reliability of our products fails to meet expected levels during commercial operation, this could result property damage, injury, death, financial harm to the business, and/or brand harm to the business.

Risks Related to Regulatory Requirements

●	We and our customers operate in a highly regulated business environment and changes in regulation could impose costs on us or make our products less economical.

●	Failure to obtain necessary regulatory approvals from the FAA or other governmental agencies, or limitations put on the use of small UAS in response to public privacy and other concerns, may prevent us from expanding the sales of our drone solutions to industrial and government customers in the United States.

●	Substantially all our current products depend on the availability and are subject to the use of licensed radio frequencies regulated by the FCC in the United States.

●	As a manufacturer of commercial UAS, we are subject to various government regulations, restrictions and requirements, and may be subject to additional regulations in the future, violation of which could subject us to sanctions or otherwise harm, restrict or add costs to our business.

Risks Related to our Intellectual Property

●	Our ability to protect our intellectual property and proprietary technology is uncertain.

●	Our business may suffer if it is alleged or found that our products infringe the intellectual property rights of others.

●	Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

Risks Related to our Financial Results

●	We will need to generate significant sales to achieve profitable operations.

●	Our future profitability may be dependent upon achieving cost reductions and projected economies of scale from increasing manufacturing quantities of our products. Failing to achieve such reductions in manufacturing costs and projected economies of scale could materially adversely affect our business.

●	We previously identified a material weakness in our internal control over financial reporting associated with the inadequate review of stock-based compensation issued in connection with the acquisition of American Robotics, which has since been remediated, and we may identify material weaknesses in the future.

●	Following the completion of the acquisition of Airobotics, our exposure to fluctuations in foreign currency exchange rates has increased.

Risks Related to the Airobotics Transaction

●	Our business relationships, those of Airobotics or the combined company may be subject to disruption due to uncertainty associated with the acquisition of Airobotics (the “Airobotics Transaction”).

●	Ondas may experience difficulties integrating Airobotics’ business.

●	The combined company may not fully realize the anticipated benefits of the Airobotics Transaction within the timing anticipated or at all.

●	The Airobotics Robotics Transaction involved substantial costs.

Risks Related to our Common Stock

●	Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

●	We may issue more shares to raise additional capital, which may result in substantial dilution.

ii

Item 1. Business.

This business description should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”), which are incorporated herein by this reference.

The use of the words “we,” “our,” the “Company” and “Ondas Holdings” in this Form 10-K refer to Ondas Holdings Inc. and its subsidiaries.

Corporate Overview

Ondas Holdings Inc. is a leading provider of private wireless, drone, and automated data solutions through its wholly owned subsidiaries Ondas Networks Inc. (“Ondas Networks”), American Robotics, Inc. (“American Robotics” or “AR”) and Airobotics, Ltd. (“Airobotics”).

Ondas Holdings acquired American Robotics, a leading developer of highly automated commercial drone systems on August 5, 2021.

Ondas Holdings acquired Airobotics, an Israeli-based developer of autonomous drone systems on January 23, 2023.

American Robotics and Airobotics are operated together, under a separate business unit called Ondas Autonomous Systems. Ondas Networks and Ondas Autonomous Systems together provide users in rail, energy, mining, agriculture, public safety and critical infrastructure and government markets with improved connectivity, data collection capabilities, and data collection and information processing capabilities. We operate Ondas Networks and Ondas Autonomous Systems as separate business segments. See Note 1 and Note 2 of the accompanying Consolidated Financial Statements for further information regarding our segments.

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

Ondas Autonomous Systems

Our Ondas Autonomous Systems business unit designs, develops, and markets commercial drone solutions via the Optimus System™ and Scout System™ (the “Autonomous Drone Platforms”).

The Autonomous Drone Platforms are highly automated, AI-powered drone systems capable of continuous, remote operation and are marketed as “drone-in-a-box” turnkey data solution services. They are deployed for critical industrial and government applications where data and information collection and processing are required. These use cases include public safety, security and smart city deployments where routine, high-resolution automated emergency response, mapping, surveying, and inspection services are highly valued, in addition to industrial markets such as oil & gas, rail and ports which emphasize security and inspection solutions. The Autonomous Drone Platforms are typically provided to customers under a Data-as-a-Service (DaaS) business model, while some customers will choose to purchase and own and operate an Optimus Systems™.

American Robotics and Airobotics have industry leading regulatory successes which include having the first drone system approved by the Federal Aviation Administration (“FAA”) for automated operation beyond-visual-line-of-sight (BVLOS) without a human operator on-site.

In addition to the Autonomous Drone Platforms, we also offer a counter-drone system called the Raider™. The Raider was developed by Iron Drone and is deployed by government and enterprise customers to provide security and protect critical infrastructure, assets and people from the threat of hostile drones. Ondas Holdings acquired Iron Drone on March 6, 2023.

Autonomous Drone Platforms

We design, develop and manufacture autonomous drone systems, providing high-fidelity, ultra-high-resolution aerial data to enterprise and government customers. We currently prioritize the marketing of our Optimus System™ which provides customers with a turnkey data and information solution and the ability to continuously digitize, analyze, and monitor their assets and field operations in real-time or near real-time. We believe the market opportunity for our Scout System™ remains significant. As we drive market adoption with the Optimus platform, we anticipate re-introducing the Scout platform including newly enhanced versions to help segment the market for different use cases and price points.

The Optimus System™ has been designed from the ground up as an end-to-end product capable of continuous unattended operations in the real world. Powered by innovations in robotics automation, machine vision, edge computing, and AI. Once installed in the field at customer locations, a fleet of connected Optimus Systems™, which are often deployed as networked drone infrastructure, which we refer to as Urban Drone Infrastructure, remains indefinitely positioned in an area of operation, automatically collecting and seamlessly delivering data and information regularly and reliably.

We market the Optimus System™ under a DaaS business model, whereby our drone platform aggregates customer data and provides the data analytics meeting customer requirements in return for an annual subscription fee. Some customers purchase Optimus Systems™ to own and operate themselves. We also engage distributors to assist in the sales and marketing of our Optimus System™ in geographic markets where its more cost effective to identify and service potential customers by engaging local third parties. These distribution agreements can include joint ventures, where Ondas Autonomous Systems will provide technical expertise to support the joint venture partner in the provision of aerial data services to customers.

The Optimus System™ consists of (i) Optimus™, a highly automated, AI-powered drone with advanced imaging payloads, (ii) the Airbase™, a ruggedized weatherproof base station for housing, battery swapping, battery charging, payload swapping, data processing, and cloud transfer, and (iii) Insightful™, a secure web portal and API which enables remote interaction with the system, data, and resulting analytics anywhere in the world. These major subsystems are connected via a host of supporting technologies. Airbase™ has internal robotic systems that enable the automated swapping of batteries and payloads. Automated battery swapping allows for 24/7 operation of Optimus as the Optimus drone can immediately be redeployed after returning to the dock for a battery swap. Similarly, the ability to autonomously swap sensors and advanced payloads without human intervention allows for the Optimus System™ to provide multiple applications and use cases from a single location.

American Robotics and Airobotics have industry leading regulatory successes which include having the first drone system approved by the FAA for automated operation BVLOS without a human operator or visual observer on-site. American Robotics’ FAA approvals were enabled by integrating a suite of proprietary technologies, including Detect-and-Avoid (“DAA”) and other proprietary intelligent safety systems into its autonomous drone platform, which we plan to integrate into the Optimus System™. Airobotics is in the advanced stages of receiving approval for Type Certification (“TC”) from the FAA for the Optimus UAV. TC approval will enable expanded operation for the Optimus System™ in the United States including flight operations in populated areas.

The Raider™

The Raider™ is a counter-drone system, which was designed and developed by Iron Drone, that we are marketing to government and enterprise customers who can utilize the system for security and the protection of critical infrastructure, assets and people from the threat of hostile drones. A typical Raider™ deployment location would include sensitive locations such as borders, stadiums or schools, or near critical assets such as power plants and military bases, and for high profile locations such as amusement parks or where public events are held.

The Raider™ is designed to detect, track and intercept unauthorized, or hostile unmanned aircraft and is most often sold with three small UAVs that are housed in a docking station. The Raider UAV has live video capability and a payload containing a net that can be deployed to intercept a hostile drone. Upon detection of an unauthorized drone, one or more Raider™ UAVs can be autonomously deployed at high speeds to track the unauthorized aircraft. If the unauthorized aircraft is deemed hostile, the Raider™ UAV can deploy the netting to physically intercept the aircraft. A parachute integrated with the netting allows the intercepted drone to safely fall to the ground for collection by our customer.

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

We believe Siemens has both the sales and marketing reach and support to drive our technology to wide scale acceptance across the global rail market beginning with the North American Class I Railroad market. In the third quarter of 2021 we completed the development of our first jointly-developed product with Siemens – the dual-mode ATCS/MC-IoT radio systems. Siemens is now marketing and selling these proprietary systems under the brand name Airlink to our railroad customers. The dual-mode ATCS radio systems support Siemens’ extensive installed base of ATCS radios as well as offer Siemens’ customers the ability to support a host of new advanced rail applications utilizing our MC-IoT wireless system. These new applications, including Advanced Grade Crossing Activation and Monitoring, Wayside Inspection, Railcar Monitoring and next generation signaling and train control systems, are designed to increase railroad productivity, reduce costs and improve safety. In addition, Siemens markets and sells Ondas Networks’ standalone MC-IoT 802.16 products under the Siemens Airlink brand.

Our relationship with Siemens has expanded significantly since entering into the partnership both with (i) the wider marketing of our wireless technology platform and (ii) multiple additional joint-product programs. Siemens has expanded its marketing reach of Ondas Networks products with identified opportunities in North American Transit Rail as well as in European and Asian Rail markets. We believe our technology has broad potential in these large, newly targeted markets.

In November 2021, Siemens secured its first commercial 900 MHz rail order for a major Class I Railroad in the United States which was delivered in December 2021. In August 2022, we announced that we had secured an initial volume order from Siemens for the Class I Rail 900 MHz Network consisting of both ATCS compatible products along with Ondas’ catalog products. In September 2022, we received government authorization to sell ATCS radios in Canada.

Our Strategy

Our goal is to be a global leader in providing turnkey data solutions for industrial, public safety and government markets by offering i) secure wireless connectivity solutions enabling high-bandwidth, mission-critical Industrial Internet applications and services through Ondas Networks and ii) automated commercial drone services through Ondas Autonomous Systems.

The acquisition of Airobotics was a transformative event for Ondas. Our strategy will emphasize realizing the financial and strategic benefits of combining American Robotics and Airobotics under the Ondas Autonomous Systems business unit. We believe this combination will allow us to accelerate revenue generation and allow us to operate more cost efficiently. The revenue benefits come via expanded global sales and marketing which is significantly enhanced by introducing the Optimus System™ to the US market via our American Robotics customer and field operations staff. Cost efficiencies can be realized via these global sales efforts, elimination of redundant R&D efforts, and through the integration of our product development and engineering teams focused on a single product roadmap.

The key elements of our growth strategy include the following:

●	Deliver multiple North American Class I Railroad network opportunities through our FullMAX platform. Our marketing and business development efforts combined with our exclusive strategic partnership with Siemens has generated the potential for significant sales in our targeted end markets. We expect large-scale commercial adoption of our network technology by the North American Class 1 Railroad operators in the newly awarded 900 MHz frequency band. We received an initial volume purchase for commercial deployment in August 2022 from Siemens. Ondas and Siemens together are working with our railroad customers on commercial deployment strategies which we expect will significantly increase purchase orders for equipment and services in the North American Class I Rail markets with expansion plans into passenger and transit markets. In addition, together with Siemens, we are marketing our FullMAX platform as an upgrade for both the 450 MHz HOT network and the legacy 160 MHz voice-centric networks owned and operated by the North American Class 1 Railroad operators.

●	Expand fleet deployments of our Optimus System™ as Urban Drone Infrastructure. We have developed a strong customer pipeline with planned commercial deployments of our Optimus System™ for public safety and smart city applications. We plan to focus on delivering our current backlog to existing customers, expanding the revenue collected per unit with additional users, and securing additional orders for denser, Urban Drone Infrastructure deployment with these customers. In addition, we plan to secure additional customers and distribution partners for our Optimus System™ globally including in the United States.

●	Continue to enhance the value of our Optimus System™ for customers.

o	We plan to continue development of the Optimus System™ to improve functionality and value for customers. Optimus enhancements include the planned integration of technologies and intellectual property inherent in the Scout System™. We believe continuous enhancements to our Optimus System™ which will include increased diversity of payloads and more robust analytics capability will serve to increase the value of our drone-driven data solutions to customers and lead to larger and faster deployments with customers.

o	We plan to execute programs to lower unit manufacturing costs for the Optimus drone and Airbase. These programs will incorporate a variety of strategies, including design for manufacturing, replacement component sources, supply chain optimization, and economies of scale. Lower unit costs will result in improved profitability and allow for expansion into other end markets and system applications.

●	Expand our MC-IoT capabilities via partnerships, joint ventures, or acquisitions. In addition to internal investment and development, we will continue to actively pursue external opportunities to enhance our product offerings and solutions for our critical infrastructure customers via joint ventures, partnerships, and acquisitions. We intend to focus on companies with complementary technologies or product offerings or synergistic distribution strategies.

Our Business Model

Ondas Networks

We sell our FullMAX MC-IoT wireless products and services globally through a direct sales force and value-added sales partners to industrial and critical infrastructure providers including major rail operators, commercial and industrial drone operators, electric and gas utilities, water and wastewater utilities, oil and gas producers and pipeline operators, and for other critical infrastructure applications in areas such as public safety, homeland security and defense, and transportation. We continue to develop our value-added reseller relationships which today include a strategic partnership with Siemens for the development of new types of wireless connectivity for the North American Rail market as well as selected global markets in both Europe and Asia. We believe our Siemens’ partnership is indicative of the potential for additional Tier 1 partnerships in our other vertical markets including securing reseller relationships with major suppliers to the worldwide government and homeland security markets. To that end, in 2022, we expanded our relationship with Israel Aerospace Industries’ (IAI) Elta division to deliver wireless solutions for the Integrated Coastal Surveillance markets in the Caribbean and India.

In executing our go-to-market strategy, we intend to monetize our software-based intellectual property and grow revenue and cash flow with embedded FullMAX software sales, Software-as-a-Service (“SaaS”) arrangements, IP royalties based on Ondas Networks software and through additional services provided to customers and ecosystem partners. Customers deploy our connectivity and Fog-computing platform in private networks that are designed for lifetimes of 10 – 15 years or even longer. Our FullMAX platform is software-defined and offers customers flexibility to expand capacity and evolve network utilization. Similarly, our ecosystem partners often integrate our FullMAX software and wireless capability into their own long-lived equipment and systems which their customers purchase and deploy. As such, we believe our software solutions provide ongoing revenue opportunities related to both connectivity value and edge computing capability. Customers and ecosystem partners will require ongoing FullMAX system and security enhancements and for us to design additional features which create opportunities for additional, recurring revenue and profit streams. Our monetization strategies include:

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

Ondas Autonomous Systems

Ondas Autonomous Systems markets its Optimus System™ drone platform via a direct sales force to enterprise and government customers. We focus on identifying and qualifying large, sophisticated customers with active drone programs who have the ability and intent to expand those programs and eventually deploy fleets of automated drones across their portfolio of assets. After initial customer qualification, contracting and the receipt of a purchase order, we ship and install the Optimus System™ on the customer premises. Our field service personnel remain on location for a short period of time to ensure the programmed automated drone operations are meeting customer requirements.

Our Optimus System™ and the services provided via the autonomous drone platform can typically be acquired by customers under several arrangements ranging from Data-as-a-Service (“DaaS”) agreements to a full, outright sale of an Optimus System™.

●	Under a DaaS agreement where we bundle hardware, software, operations, and maintenance into one annual subscription fee. We install an Optimus System on premises and one or multiple customers can procure services. For example, on a construction site, Airobotics can provide aerial data services via and Optimus System™ for security and safety applications, in addition to monitoring and inspection use cases. In many instances, multiple customers will subscribe for each unique service. The DaaS model is the most typical agreement we have with customers.

●	Our Optimus System™ and services can also be provided to end customers via partnerships or joint ventures with third party drone services providers. Under these arrangements, Airobotics sells an Optimus System™ to the drone services provider for an upfront payment. Airobotics and the drone services provider then enter into an agreement to share in the revenues that the system generates via the provision of aerial data services to end customers.

●	Customers can also purchase an Optimus System™ whereby they would own and operate the system. Purchases of Optimus typically come with ongoing services for maintenance. System purchases can be preferred by certain public safety and homeland security customers.

Airobotics is in the advanced stages of receiving approval for Type Certification (“TC”) from the FAA for the Optimus UAV. TC approval will enable expanded operation for the Optimus System™ in the United States including flight operations in populated areas. The significance of TC approval was highlighted by the FAA decision in April 21, 2021, to amend Part 107 rules which defined new conditions for Drone flights above people and enables night flight. The new regulations define four categories of Drones and clarify that small UAS (“sUAS”) such as the Optimus drone which are below a certain weight will be permitted to conduct flights above populated areas without receiving a specific certificate of Part 107 waiver for systems that have TC designations.

We also market The Raider™, the counter-drone system designed and developed by Iron Drone, a unit within Ondas Autonomous Systems. The Raider™ is targeted towards government and enterprise customers who can utilize the system for security and the protection of critical infrastructure, assets and people from the threat of hostile drones. The Raider™ was formally launched and available to customers in March 2022. We offer this product directly to customers and we intend to broaden the sales & marketing of the Raider™ with distribution through value-added resellers and partners in the future.

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

Our FullMAX SDR platform is designed to enable highly secure and reliable industrial-grade connectivity for truly mission-critical applications. An end-to-end FullMAX network consists of connected wireless base stations, fixed and mobile edge radios and supporting technology all enabled by critical software developed and owned by Ondas Networks. The Fog-computing capability integrated in our end-to-end FullMAX SDR platform is valued by our customers and ecosystem partners as they seek to leverage the value of MC-IoT applications for improved safety, efficiency, and profitability. Our IEEE 802.16s compliant equipment is designed to optimize the performance of unused or underutilized low frequency licensed radio spectrum and narrower channels. We do this through various patented software algorithms including via “spectrum harvesting” techniques which aggregate narrowband channels to create increased broadband network capacity. Our channel aggregation algorithms include the ability to aggregate hard to utilize, non-contiguous narrowband channels and are a hallmark feature of a FullMAX broadband system.

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

We are dedicated to promoting standards-based wireless connectivity solutions for our customers. Our FullMAX platform is compliant with the mission critical wireless Industrial Internet IEEE 802.16s. The specifications in the IEEE 802.16s standard are primarily based on our FullMAX technology, and many of our customers and industrial partners actively supported our technology during the IEEE standards-making process. In January 2020, a new working group was launched by the IEEE to establish IEEE 802.16t, a further evolution of this wireless standard. The IEEE 802.16t working group includes industry-leading trade organizations such as the Association of American Railroads (“AAR”), MxV Rail (“MxV Rail”), the Utilities Technology Council (UTC) and the Electric Power Research Institute (EPRI), as well as representation from world-leading transportation and oil and gas companies. We expect our technology to remain a prominent feature of this evolving standard.

Ondas Autonomous Systems

We provide our customers with turnkey data and information solutions designed to meet their unique requirements in the field. We do this via our internally developed Optimus System™, a highly automated commercial drone platform which provides customers with the ability to continuously digitize, analyze, and monitor their assets and field operations in real-time or near real-time.

The Optimus System™ has been designed from the ground up as an end-to-end product capable of continuous unattended operations in the real world. The Optimus System™ consists of (i) Optimus™, a highly automated, AI-powered drone with advanced imaging payloads (ii) the AirbaseTM, a ruggedized weatherproof base station for housing, data processing, and cloud transfer, and (iii) InsightfulTM, a secure web portal and API which enables remote interaction with the system, data, and resulting analytics anywhere in the world. These major subsystems are connected via a host of supporting technologies. Using advanced robotic techniques, the AirbaseTM has functionality that enables the automated swapping of batteries and payloads. Automated battery swapping allows for 24/7 operation of Optimus™ as the Optimus drone can immediately be redeployed after returning to the dock for a battery swap. Similarly, the ability to autonomously swap sensors and advanced payloads without human intervention allows for the Optimus System™ to provide multiple applications and use cases from a single location.

When deployed in smart city applications, the Optimus System™ is designed to operate as a network of smart drones linked to an urban control center and will function as a municipal infrastructure providing a variety of automated data solutions. The primary function of the deployed Urban Drone Infrastructure is to shorten response times of security and rescue forces to emergency situations, supporting law enforcement and homeland security activities, and streamlining diverse services provided by the municipality for the public’s benefit. The Company is also examining drone parcel delivery and other smart city applications to be provided by the infrastructure.

In these deployments, customers establish permanent infrastructure which rely on fleets of automated drones that do not require on the ground human intervention to operate. The drones are able to operate as a task force that can simultaneously collect and provide critical information for a variety of customer requirements. The Airobotics drone infrastructure is specifically designed for urban environments and strategic facilities that require immediate security, monitoring and emergency response. Each system within the infrastructure framework includes a smart Airbase enabling automated battery changes enabling 24/7 operations, along with the automated loading and installation of sensors appropriate for each specified mission. Each system covers a perimeter up to 80 square kilometers surrounding an Airbase. Drone flights can be tasked to carry specific sensors, enabling every drone in the system to execute diverse tasks. The drones can be activated for complex longer-term operations. Flights are overseen by remote operators in a command-and-control center.

In certain geographic markets we will partner with a distributor to support the marketing and provision of aerial data services provided by an Optimus System™. These distributors typically have unique local knowledge and can more cost effectively target customers for Urban Drone Infrastructure deployment. In some instances, we will form joint ventures with distributors to provide aerial data services to government and enterprise customers. These joint ventures typically include agreements to purchase Optimus Systems™ and are arranged so that Ondas Autonomous Systems and our partner can share in the revenue and profitability in the provision of aerial data services.

The Raider™ is a counter-drone system, which was designed and developed by Iron Drone, that we are marketing to government and enterprise customers who can utilize the system for security and the protection of critical infrastructure, assets and people from the threat of hostile drones. A typical Raider™ deployment location would include sensitive locations such as borders, stadiums or schools, or near critical assets such as power plants and military bases, and for high profile locations such as amusement parks or where public events are held.

The Raider™ is designed to detect, track and intercept unauthorized, or hostile unmanned aircraft and is most often sold with three small UAVs that are housed in a docking station. The Raider UAV has live video capability and a payload containing a net that can be deployed to intercept a hostile drone. Upon detection of an unauthorized drone, one or more Raider™ UAVs can be autonomously deployed at high speeds to track the unauthorized aircraft. If the unauthorized aircraft is deemed hostile, the Raider™ UAV can deploy the netting to physically intercept the aircraft. A parachute integrated with the netting allows the intercepted drone to safely fall to the ground for collection by our customer.

The Market for Our Products and Services

We have targeted the North American freight rail operators for the initial adoption of our FullMAX platform. These rail operators currently operate legacy communications systems utilizing serial-based narrowband wireless technologies for voice and data communications. These legacy wireless networks have limited data capacity and are unable to support the adoption of new, intelligent train control and management systems. In addition to data capacity challenges, rail operators need to reliably cover the vast and often remotely located rail track and related infrastructure which extends nationwide. The rail operators require a next-generation, robust broadband system with significantly increased data throughput capacity and flexibility to adopt new applications. We believe a transition to integrated Fog-computing wireless communications systems will enable the rail operators to drive more intelligence to the edge of their operating environments enabling real time automation and better operator control of many critical operating systems related to train control, crossing safety, train and track integrity and drone operations. This upgrade cycle is being driven by a recent key event which occurred in August 2020 in which the Class 1 rail systems in the U.S. were awarded new nationwide “greenfield” wideband radio spectrum by the Federal Communications Committee (“FCC”). As part of the award, the rail operators are required by 2025, to vacate a series of legacy narrowband channels. The completion of this multiyear negotiation between the FCC and other licensed users is projected to generate a major network upgrade cycle for the rail industry which will support enhanced safety and improved efficiency and profitability of train operations.

The North American Rail Network is vast in scale, consisting of 140,000 miles of track, 25,000 locomotives, and 1.6 million railcars. Within this large footprint, we believe there are 200,000 highway crossings, with at least 65,000 of the crossings equipped with electronic systems today, a number which is expected to increase in the coming years. The Class I railroads currently operate four separate private wireless networks in support of train operations. Those networks are deployed using spectrum in the 160 MHz, 220 MHz, 450 MHz and 900 MHz bands. We believe a significant portion of the communications infrastructure has been in operation for more than 20 years and now requires a technological upgrade to support new applications and increased capacity requirements. Our FullMAX MC-IoT platform offers an excellent migration path for these applications. The Class I Railroads value the ability of our frequency agnostic SDR architecture to enable a substantial data capacity increase utilizing the railroad’s existing wireless infrastructure and dedicated FCC licensed radio frequencies, as well as the flexibility to adapt to and take advantage of future changes in spectrum availability, as well as future business and operational requirements. Based upon management estimates, we believe the addressable market for the four private North American Railroad networks is approximately $1.3 billion. We believe the 900 MHz network will be the first network upgrade to adopt our FullMAX technology and we estimate that the market size for the 900 MHz network is approximately $450 million.

Additional Critical Markets

We have launched additional initiatives to take our MC-IoT connectivity and ecosystem partnering strategy into other critical infrastructure markets. In June 2022, we announced the first successful installation of our technology into an Integrated Coastal Surveillance System (ICSS) in the Caribbean with a global defense contractor. In the fourth quarter of 2022, we received and delivered on a new ICSS order for the defense contractor to be deployed in India. We expect additional orders from this defense vendor for the ICSS application in 2023. We believe our FullMAX technology’s licensed frequency flexibility, reliability, and long communications range over ocean surfaces, is broadening the scale of our technology in this emerging market for homeland security.

Ondas Autonomous Systems

The total addressable market (“TAM”) for commercial drone applications is also large – measuring over $100 billion in size, according to management estimates and independent third-party research. For the vast majority of commercial drone applications, full automation is required to make economic sense. The time and cost requirements of human pilots are too high for the demanding and monotonous routines that must be performed to extract value. Ondas Autonomous Systems’ drone platforms target the majority of “drone-in-a-box”-applicable commercial, public safety and defense markets.

Based upon management estimates, we believe the market size for the Smart City applications for the Optimus System™ to be over $15 billion.

●	Smart City Market ($15.1 billion TAM): the Smart City market consists of a range of sub-markets, including police, fire, medical, logistics, construction, utilities, infrastructure, ports, airports, and environmental surveys. For these markets, the Optimus System™ is used for routine, high-resolution automated emergency response, mapping, surveying, and inspection. These automated operations reduce the response time to emergency situations, increase safety and security, and reduce the cost of city services.

According to a report by GrandView Research published in 2020, Counter-UAS markets are estimated to have a market size of over $10 billion in size.

●	Counter-UAS Market ($10.8 billion TAM): the Counter-UAS market consists of a range of sub-markets, including homeland security, defense, stadiums and public events, energy sites, airports, and cities. For these markets, autonomous drone technology is used for automated immediate response to potential drone threats and disabling of hostile drones if required.

A report from PWC in 2016 stated that the market size for the commercial drone sector was in excess of $125 billion. PWC segmented the commercial market into three primary categories, Industrial, Agricultural, and Defense. We estimate the collective TAM for the Optimus System™ and anticipated derivative products within these three target markets to be $114 billion. For each market, the core automation technology is similar, but the product is optimized for that set of use cases. Primary differences include payload as well as the user interface (“UI”) and user experience (“UX”) and analytics packages within Insightful™.

●	Industrial Market ($68.1 billion TAM): the Industrial market consists of a range of sub-markets, including those within the Energy, Infrastructure, and Security sectors. For these markets, the Optimus System™ is used for routine, high-resolution automated monitoring of assets, such as well pads, pipelines, solar panels, rail track, stockpile yards, and electrical substations. This automated monitoring helps reduce customer operations and maintenance costs, increase uptime of assets, increase safety and security, and improve regulatory compliance.

●	Agricultural Market ($25.6 billion TAM): the Agricultural market consists of a range of sub-markets, including those within the Row Crop, Specialty Crop, and Research & Development sectors. For these markets, the Optimus System™ is used for routine, high-resolution automated monitoring of crops, such as corn, soybeans, vineyards, and orchards. This automated monitoring helps reduce labor costs, reduce input costs such as water, pesticides, and fertilizer, and increase yields.

●

Defense Market (20.2 billion TAM): the Defense market consists of a range of sub-markets, each relating to increased Information, Surveillance, and Reconnaissance (“ISR”) capabilities for Border, Site, and Vehicle assets. For these markets, the Optimus System™ is used for automated immediate response ISR, providing high-resolution, real-time situational awareness for multiple applications including warfighters on the battlefield.

Customer Activity

Ondas Networks

The majority of Ondas Networks customer activity has been with the Class 1 freight railroad operators and Siemens in North America. There are seven Class I railroads in North America, all of which run multiple, frequency-specific networks for different applications. Our FullMAX platform has the flexibility to operate in all these frequency bands and will allow these customers the opportunity to better utilize their radio spectrum and add more high-value, data-intensive applications to their operations. Ondas Networks has completed multiple, ongoing testing and pilot programs with BNSF Railway and CSX Corporation, two North American Class I freight railroad operators in connection with the system validation performed on behalf of the Association of American Railroads’ (AAR) Wireless Communications Committee (WCC). Our initial focus with these rail customers has been for train control applications and related safety systems in the 900 MHz frequency band where the FCC has recently awarded our railroad customers new radio spectrum.

In August 2022, we received our first commercial volume order for the 900 MHz network from Siemens. We also delivered a Rail Lab (the “dot16 Rail Lab”) to MxV Rail, a subsidiary of the AAR, in September 2022. The dot16 Rail Lab is hosting multiple Class 1 freight rail operators where they will perform on going network design and configuration related to optimizing the performance of our IEEE 802.16 complaint systems in connection with wide-scale field deployment. We expect the commercial rollout of the 900 MHz to accelerate with the Class 1 freight rail operators throughout 2023 with multiple rail customers providing purchase orders and deploying our software-defined network. We expect a 900 MHz network upgrade cycle across all Class I railroad systems over the next few years in order to comply with FCC license requirements and meet business needs related to safety and profitability.

As of December 31, 2022, Ondas Networks was active with six of the Class 1 Rails in North America and with one of the largest railroads in the world, Indian Railways, for a multi-year delivery program of locomotive radios for on-board telemetry applications. Also in 2022, we received our first order for 160 MHz radios, a bridge to the next major rail network in North America, which we believe will be upgraded to our FullMAX™ platform.

Ondas Autonomous Systems

Our Optimus System™ addresses a wide number of applications and use cases across enterprise, industrial, and government end markets. The platform has been extensively tested both internally and externally with customers for reliability, safety, and performance. We received purchase orders from two customers in the UAE in December 2022, which represented our initial orders for commercial deployment as Urban Drone Infrastructure fleets. The initial purchase order was received for a UAE government entity with plans to primarily use the system for public safety and homeland security applications. We also announced a purchase order from Abu Dhabi-based SkyGo Transport of Goods L.L.C. (“SkyGo”). Airobotics and SkyGo have also signed a Term Sheet agreeing to enter into a joint venture (the “SkyGo JV”) to provide aerial drone services to municipal and government customers focused on Smart City use cases.

Customer interest in our aerial data services has grown significantly since receiving these initial fleet orders and that is reflected in a growing customer pipeline. The initial two customers have indicated plans to deploy approximately 50 systems in the UAE by 2025 and we believe demand could grow further. In addition, moving customers from proof-of-concept deployments to Urban Drone Infrastructure fleet deployments has validated the performance and value of our Optimus System™, which has helped both accelerate our marketing activity with existing customers and generated new customer interest to help expand the pipeline. We expect interest in our Optimus System ™ to grow significantly as awareness builds which will expand our customer pipeline.

We expect to expand customer activity in the United States as American Robotics introduces Optimus to its existing customers and expands marketing to new customers. In the United States, we are qualifying our oil and gas customers for marketing programs, and we plan to expand marketing to other industrial and government markets.

We launched our Raider™ counter-drone system in March 2023 and began seeking customer orders at the same time. We have seen significant interest in the Raider™ For potential customers and partners and on March 10, 2023 we announced that the Dubai Police has signed an MOU which expressed their intent to purchase a certain number of units of the Raider™. We expect to receive additional orders as we expand marketing channels in 2023.

Manufacturing, Availability and Dependence upon Suppliers

Ondas Networks and Ondas Autonomous Systems utilize outsourced manufacturing partners in the building of product to fulfill customer orders. Utilizing contract manufacturers allows us to focus on designing, developing and selling our products. Furthermore, outsourced manufacturing allows us to leverage the economies of scale and expertise of specialized outsourced manufacturers, reduce manufacturing and supply chain risk and distribution costs.

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

Ondas Autonomous Systems designs the Optimus System™ and specifies all components of the BOM including the raw materials, sub-assemblies, intermediate assemblies, sub-components, parts and the quantities of each needed to manufacture the end product. These assemblies incorporate a combination of custom-developed components and COTS components. The building of an Optimus System™ is outsourced to best-in-class contract manufacturers for fabrication and assembly. We utilize different contract manufacturers for the Optimus™ drone and Airbase™. Once complete, the contract manufacturers deliver the finished products to our facility where software is loaded, and system-level quality assurance is performed before being packaged and shipped to the customer location for installation. Ondas Autonomous Systems works with a select group of contract manufacturers and has access to a large number of other comparable contract manufacturers.

Research & Development

Our ability to develop state-of-the-art and cost-effective solutions relative to our competitors can only be achieved through our continued research and development efforts.

Ondas Networks research and development activities are headed by Menashe Shahar, our Chief Technology Officer, based in our Sunnyvale, California headquarters. Mr. Shahar is a co-founder of Ondas Networks and has over 30 years of telecommunications system development experience, including the design and implementation of broadband wireless data systems for top tier system integrators and service providers including WorldCom, Nortel and ADC. Mr. Shahar has been awarded multiple patents in the data communications industry and has been an active participant in major wireless standardization activities including IEEE 802.16. In addition to internal research and development efforts, we also engage third party consultants to assist us in our research and development activities.

Ondas Autonomous Systems research and development activities are headed by Meir Kliner, President of Ondas Autonomous Systems and CEO and Founder of Airobotics who is based in Petah Tikva, Israel. Mr. Kliner has led the development of the Optimus System™ since 2014 and has expertise that represents a synthesis of years of managerial experience combined with command of drone product design. Mr. Kliner’s background includes key roles in developing diverse aerial systems, ranging from recreational to military applications and has founded several businesses, including Light and Strong, a premier manufacturer of composites for aerial platforms in the drone industry. Mr. Kliner is supported by a development team based in both Petah Tikva, Israel and Waltham, Massachusetts.

Ondas Holdings development activities are guided by Vijay Somandepalli, VP of Technical Strategy at Ondas Holdings and the Chief Technology Officer of American Robotics, based in our Waltham, Massachusetts headquarters. Dr. Somandepalli is a co-founder of American Robotics and has extensive experience in the fields of robotics, drones, energy storage, and aerospace engineering. Prior to founding American Robotics, Dr. Somandepalli was a Managing Engineer and senior consultant for over a decade at Exponent, a large national engineering and scientific consulting firm, where he advised in many industries, including oil & gas, solar, hydroelectric, coal, infrastructure, automotive, aviation, and telecom. Dr. Somandepalli holds a Ph.D. and Master’s in Mechanical Engineering from Stanford University, a B.Tech in Aerospace Engineering from the Indian Institute of Technology, Madras, and is a Licensed Professional Engineer (PE).

Our research and development team works closely with our customer support team and incorporates feedback from our customers into our product development plans to improve our products and address emerging market requirements.

Our research and development expenses were approximately $24,044,000 and approximately $5,801,000 for the years ended December 31, 2022 and 2021, respectively.

Intellectual Property

We rely primarily on patent, trademark and trade secret laws to protect our proprietary technologies and intellectual property. As of this filing, the Ondas Networks segment held a total of seven issued patents in the U.S., two international issued patents, four pending patent applications in the U.S., and eleven international pending patent application. The Ondas Networks segment’s patents expire between 2028 and 2040, subject to any patent extensions that may be available for such patents. Our intellectual property centers around creating and maintaining robust, private, highly secure, broadband industrial wireless networks using our FullMAX radio technology for our mission critical customers’ networks. We view the Ondas Networks segment’s patents as a key strategic advantage as the markets for industrial wireless connectivity grows and as these industries move to standardized solutions and will enable us to earn licensing fees and/or royalties for the use of our patents.

The Ondas Autonomous Systems segment relies primarily on patent, trademark and trade secret laws to protect our proprietary technologies and intellectual property. As of this filing, the Ondas Autonomous Systems segment held a total of six issued patents in the U.S., ten international issued patents, six pending patent applications in the U.S., and eleven international pending patent application. The Ondas Autonomous Systems segment’s patents expire between 2036 and 2042, subject to any patent extensions that may be available for such patents. The Ondas Autonomous Systems segment’s intellectual property incorporates internally developed software and hardware design incorporating machine and computer vision and was developed with artificial intelligence and machine learning techniques. This intellectual property is critical to the development of end-to-end systems which reliably enable the automated operation of drones in real-world environments.

We have a policy of requiring our officers, employees, contractors and other service providers and parties with which we do business to enter into confidentiality, non-disclosure (“NDAs”) and assignment of invention agreements before disclosure of any of our confidential or proprietary information.

Seasonality

We do not believe that the industry in which Ondas Networks and Ondas Autonomous Systems competes is subject to seasonal sales fluctuation.

Dependence on a Single Customer

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue. During the year ended December 31, 2022, one customer accounted for approximately $1,893,000 of our revenue, or approximately 89%. During the year ended December 31, 2021, two customers accounted for approximately $1,204,000 and $1,599,000 of our revenue, or approximately 41% and 55%, respectively.

Competition

Ondas Networks

We compete with alternatives to wireless technology, public cellular data networks and private wireless networking products from other manufactures. We believe that each of these competing solutions has core weaknesses when compared to FullMAX, as described below.

Public cellular data networks:

●	Public networks are more vulnerable to cyber security attacks from anywhere in the world including denial of service attacks; private networks can operate independent of the public internet.

●	Public networks are more susceptible to prolonged outages during man-made and natural disasters (e.g. 9/11, Hurricane Sandy, etc.), exactly when utilities and mission critical entities require the greatest reliability.

●	Public networks are typically designed for population coverage rather than the geographic areas required by critical infrastructure providers, which often include remote locations.

●	Public networks are by definition oversubscribed, shared networks without the necessary prioritization service to support mission critical applications.

●	Public networks typically use shared infrastructure including tower sites and long-haul fiber connections resulting in vulnerabilities at many points.

●	Public networks are designed to support high capacity downloading and streaming applications with limited upload bandwidth available. Industrial networks typically require the reverse traffic flow, often uploading data from a large number of remote locations.

Other private wireless products:

●	Unlicensed Point to Multipoint Wireless (e.g., Wi-Fi) — This equipment is very inexpensive to purchase but is subject to interference, has many security vulnerabilities, uses a contention-based protocol and transmits only over short range. Deploying Wi-Fi over wide areas is cost prohibitive.

●	Private Licensed Narrowband Wireless Radios — These networks can provide good coverage and range but are typically too slow and lack sufficient bandwidth to support new applications and the increased number of data connections required.

Alternate technologies:

●	Satellite Technologies — These technologies provide good coverage, but throughput is limited, and latency is too high to support mission-critical applications for our customers. These technologies can be very costly as compared to our products and systems.

●	Low-Power Wide Area Networks (LP-WANs) — LP-WAN solutions such as LoRa and NB-IoT are architected with lower power, the purpose of which is to make these typically sensor-based networks lower-cost solutions. The low powered equipment means these systems have lower throughput and higher latency and are not reliable for mission-critical applications that require both monitoring and control functions.

Ondas Autonomous Systems

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

Governmental Regulations

Our operations are subject to various federal, state and local laws and regulations including: (i) authorization from the FCC for operation in various licensed frequency bands; (ii) FAA regulations and approvals unique to the operation of commercial or industrial drones; (iii) customers’ licenses from the FCC; (iv) licensing, permitting and inspection requirements applicable to contractors, electricians and engineers; (v) regulations relating to worker safety and environmental protection; (vi) permitting and inspection requirements applicable to construction projects; (vii) wage and hour regulations; (viii) regulations relating to transportation of equipment and materials, including licensing and permitting requirements; (ix) building and electrical codes; and (x) special bidding, procurement and other requirements on government projects.

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

Employees

As of March 10, 2023, we have 116 full-time employees, including 40 in the Ondas Networks segment and 76 in the Ondas Autonomous Systems segment. In addition, we have consulting agreements with 17 consultants for manufacturing, supply chain, documentation, engineering, regulatory, IT, and business development support. Additionally, from time to time, we may hire temporary employees. We also utilize contractors to manufacture components, for certain research and development and for system deployment functions. None of our employees are covered by a collective bargaining agreement and we are unaware of any union organizing efforts. We consider our relationship with our employees to be good.

Corporate Information

Ondas Holdings Inc. was originally incorporated in Nevada on December 22, 2014, under the name Zev Ventures Incorporated. On September 28, 2018, we acquired Ondas Networks Inc., a Delaware corporation, changed our name to Ondas Holdings Inc., and discontinued the prior business of Zev Ventures Incorporated. On August 5, 2021, Ondas Holdings Inc. acquired American Robotics, Inc., a Delaware Corporation. See Note 5 – Goodwill and Business Acquisitions of the accompanying Consolidated Financial Statements for further information regarding the American Robotics acquisition. On January 23, 2023, Ondas Holdings Inc. acquired Airobotics Ltd., an Israeli corporation. See Note 16 - Subsequent Events of the accompanying Consolidated Financial Statements for further information regarding the Airobotics acquisition. On February 14, 2023, the Company formed Ondas Autonomous Systems, a new business unit to manage the combined drone operations of American Robotics and Airobotics.

As a result of the acquisitions described above, Ondas Networks, American Robotics and Airobotics became our wholly owned subsidiaries. Also, we had one wholly owned subsidiary, FS Partners (Cayman) Limited, a Cayman Islands limited liability company, and one majority owned subsidiary, Full Spectrum Holding Limited, a Cayman Islands limited liability company. Both FS Partners (Cayman) Limited and Full Spectrum Holding Limited have been dissolved as of January 4, 2023.

Ondas Holdings’ corporate headquarters are located in Waltham, Massachusetts. Ondas Networks has offices and facilities in Sunnyvale, California, American Robotics’ offices and facilities are located in Waltham, Massachusetts and Marlborough, Massachusetts, and Airobotics’ offices and facilities are located in Petah Tikva, Israel.

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

Since our inception, we have incurred significant net losses. As of December 31, 2022 and December 31, 2021, we had an accumulated deficit of approximately $154 million and $80 million, respectively. To date, we have financed our operations primarily through sales of our equity securities and debt financing.

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

In order to grow our business, we depend on partnerships with market leading technology and industrial companies such as Siemens Mobility, who are also customers of Ondas Networks in order to accelerate the adoption of our wireless technology. If we are unsuccessful in maintaining our partnership and customer relationships with third parties, including Siemens Mobility, or if our partnerships do not provide us the anticipated benefits, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. In addition, adoption of our FullMAX wireless platform and Optimus System™ requires us to establish additional ecosystem relationships with leading global industrial vendors and customers. Even if we are successful in executing these partnerships and integrating with additional ecosystem vendors, we cannot assure you that these partnerships and relationships will result in increased adoption of our technology or increased revenue.

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

Negative customer perception regarding the commercial UAS industry or the Company’s automated data solutions could have a material adverse effect on the demand for the Company’s products and the business, results of operations, financial condition and cash flows of the Company.

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

We believe that our success is dependent on our ability to continue identifying and anticipating the needs of our customers, to retain our existing customers and to add new customers. For example, our business plan is designed to penetrate large, critical infrastructure end markets with our wireless and UAS driven data solutions and have expanded our dedicated sales resources and field personnel to broaden our marketing and field support efforts into new industries and sectors. As a result, we have significantly increased customer engagement in the transportation, security and UAS end markets with Ondas Networks and in the industrial, public safety and government markets with Ondas Autonomous Systems. We expect that our qualified customer pipeline will increase in other additional strategic end markets. However, as we become larger through organic growth, the growth rates for customer engagement, project volume and average spend per customer may slow, even if we continue to add customers on an absolute basis. In addition, the costs associated with customer retention may be substantially lower than costs associated with the acquisition of new customers. Therefore, our failure to retain existing customers, even if such losses are offset by an increase in revenue resulting from the acquisition of new customers, could have an adverse effect on our business, financial condition or results of operations.

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

Any outbreak or worsening of an outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations, financial condition and results of operations. For example, in December 2019, a novel strain of coronavirus (“COVID-19”) was identified in Wuhan, China, and has subsequently spread to other regions of the world, and has resulted in increased travel restrictions, business disruptions and emergency quarantine measures across the world including the United States. The Company’s business, financial condition and results of operations were impacted from the COVID-19 pandemic during the year ended December 31, 2022 and 2021 as follows:

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

The Company expects its business, financial condition and results of operations will be impacted from the COVID-19 pandemic during 2023, primarily due to supply chain disruptions due to pandemic-related plant and port shutdowns, transportation delays, government actions and other factors, which may be beyond our control. The global shortage of certain components such as semiconductor chips, strains on production or extraction of raw materials, cost inflation, and labor and equipment shortages, could escalate in future quarters. Labor shortages have led and may continue to lead to difficult conditions for hiring and retention of employees, and increased labor costs. Further, the COVID-19 pandemic is ongoing and remains an unknown risk for the foreseeable future. The extent to which the coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus. As a result, the Company is unable to reasonably estimate the full extent of the impact from the COVID-19 pandemic on its future business, financial condition and results of operations. In addition, if the Company were to experience any new impact to its operations or incur additional unanticipated costs and expenses as a result of the COVID-19 pandemic, such operational delays and unanticipated costs and expenses there could be a further adverse impact on the Company’s business, financial condition and results of operations during 2023.

We have significant dependence on a small number of customers, and the loss of such customers or a decrease in business conducted with such customers could materially harm our business, financial condition or results of operations.

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue. During the year ended December 31, 2022, one customer accounted for approximately $1,893,000 of our revenue, or approximately 89%. During the year ended December 31, 2021, two customers accounted for approximately $1,204,000 and $1,599,000 of our revenue, or approximately 41% and 55%, respectively. The loss of the 2022 customer or a decrease in the business conducted with such customers could have a material adverse impact on our business, financial condition or results of operations.

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

Our marketing efforts depend significantly on our ability to call on our current and past customers to provide positive references to new, potential customers. A material portion of our current pipeline activity is concentrated in the transportation and aviation sectors as well as in the United Arab Emirates (UAE). Given our limited number of customers, the loss or dissatisfaction of any customer could substantially harm our brand and reputation, inhibit the market acceptance of our products and services, and impair our ability to attract new customers and maintain existing customers. Further, as we expand into new vertical and geographic end markets, references from existing customers could be similarly important. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

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

Our Optimus System™ makes use of lithium-ion battery cells, which, if not appropriately managed and controlled, have occasionally been observed to catch fire or vent smoke and flames. If such events occur with our products, we could face liability associated with our warranty, for damage or injury, adverse publicity and a potential safety recall, any of which would adversely affect our business, prospects, financial condition and operating results.

The battery packs in our Optimus™ drone use lithium-ion cells, which have been used for years in laptop computers and cell phones. On occasion, if not appropriately managed and controlled, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials. Highly publicized incidents of laptop computers and cell phones bursting into flames have focused consumer attention on the safety of these cells. These events also have raised questions about the suitability of these lithium-ion cells for automotive applications. There can be no assurance that a field failure of our battery packs will not occur, which would damage the vehicle or lead to personal injury or death and may subject us to lawsuits. Furthermore, there is some risk of electrocution if individuals who attempt to repair battery packs on our vehicles do not follow applicable maintenance and repair protocols. Any such damage or injury would likely lead to adverse publicity and potentially a safety recall. Any such adverse publicity could adversely affect our business, prospects, financial condition and operating results.

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

The current generation of our FullMAX and Optimus System™ technology platforms have only been developed in the last several years and will continue to evolve. Deploying and operating our technology is complex and, until recently, had been done primarily by a small number of customers. As the size, complexity and scope of our deployments grow we have been able to test product performance at a greater scale and in a variety of new geographic settings and environmental conditions. As the number, size and complexity of our deployments grow and we deploy our technology platforms for new applications in new critical infrastructure industries, we may encounter unforeseen operational, technical and other challenges, some of which could cause significant delays, trigger contractual penalties, result in unanticipated expenses, and/or damage to our reputation, each of which could materially and adversely affect our business, financial condition and results of operations.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications and new environments, and introducing new products and services that achieve market acceptance. We plan to incur substantial research and development costs as part of our efforts to design, develop and commercialize new products and services and enhance existing products. For example, we will incur research and development costs to improve the functionality of our acoustic DAA solution configuration in certain environments, in addition to integrating new payloads to broaden the functionality of our Optimus System™. Further, our research and development programs may not produce successful results, and our new products and services may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.

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

We depend, in part, on the performance of Eric Brock, our Chief Executive Officer, Derek Reisfield, our Chief Financial Officer, Treasurer and Secretary, Reese Mozer, our President. Stewart Kantor and Menashe Shahar, the President and Chief Technology Officer of Ondas Networks, respectively, and Meir Kliner and Yishay Curelaru, the President and Chief Financial Officer of Ondas Autonomous Systems, respectively, to operate and grow our business. The loss of any of Messrs. Brock, Reisfield, Mozer, Kantor, Shahar, Kliner or Curelaru could negatively impact our ability to execute our business strategies. Although we have entered into employment agreements with Messrs. Brock, Reisfield, Mozer, Kantor and Shahar, we may be unable to retain them or replace any of them if we lose their services for any reason.

Our future success will also depend on our ability to attract, retain and motivate highly skilled management, product development, operations, sales, technical and other personnel in the United States and abroad. Even in today’s economic climate, competition for these types of personnel is intense, particularly in Silicon Valley. All of our employees, contractors and other service providers in the United States work for us on an at-will basis. Given the lengthy sales cycles with utilities and deployment periods of our networking platform and solutions, the loss of key personnel at any time could adversely affect our business, financial condition or results of operations.

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

In order to produce our Optimus System™ and related safety systems, we obtain certain hardware components, as well as subsystems and systems from a limited group of suppliers, some of which are sole source suppliers. We do not have long-term agreements with any of these suppliers that obligate them to continue to sell components, subsystems, systems or products to us. Our reliance on these suppliers involves significant risks and uncertainties, including whether our suppliers will provide an adequate supply of required components, subsystems, or systems of sufficient quality, will increase prices for the components, subsystems or systems and will perform their obligations on a timely basis.

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

Because we currently do not have long-term supply contracts with guaranteed pricing, we are subject to fluctuations in the prices of the raw materials, parts and components and equipment we use in the production of our Optimus System™. Substantial increases in the prices for such raw materials, components and equipment would increase our operating costs and could reduce our margins if we cannot recoup the increased costs through increased prices. Any attempts to increase prices of our automated data solutions in response to increased costs could be viewed negatively by our customers and could adversely affect our business, prospects, financial condition and operating results.

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

For the year ended December 31, 2022, the Company engaged a third-party service provider to carry out a valuation of the American Robotics entity. Using a discounted cash flow analysis and revised forecasts for revenue and cash flows that are lower than the previous valuation, it was determined that the fair value of the entity was lower than the carrying value as of December 31, 2022, and an impairment of $19,419,600 was recognized in operating expenses in the Consolidated Statements of Operations for the year ending December 31, 2022. See Note 5 – Goodwill and Business Acquisition of the accompanying Consolidated Financial Statements for further information regarding the impairment of goodwill.

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

Our cash could be adversely affected if the financial institutions in which we hold our cash fail.

The Company maintains domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks. The domestic bank deposit balances may exceed the FDIC insurance limits. Also, in the foreign markets we serve, we also maintain cash deposits in foreign banks, some of which are not insured or partially insured by the FDIC or other similar agency. These balances could be impacted if one or more of the financial institutions in which we deposit monies fails or is subject to other adverse conditions in the financial or credit markets. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the FDIC. The Company held $361,813 in excess of federally insured limits with Silicon Valley Bank as of March 10, 2023. However, on March 12, 2023, the federal government announced they will back all customer deposits at Silicon Valley Bank.

Risks Related to Regulatory Requirements

We and our customers operate in a highly regulated business environment and changes in regulation could impose costs on us or make our products less economical.

Our products and services and our utility customers are subject to federal, state, local and foreign laws and regulations. Laws and regulations applicable to us and our products govern, among other things, the manner in which our products communicate, and the environmental impact and electrical reliability of our products. Additionally, our critical infrastructure customers are often regulated by national, state and/or local bodies, including public utility commissions, the Department of Energy, the Federal Energy Regulatory Commission, Federal Aviation Administration, the FCC, Federal Rail Association, Israeli Defense Export Controls Agency of the Ministry of Defense and other bodies. Prospective customers may be required to gain approval from any or all of these organizations prior to implementing our products and services, including specific permissions related to the cost recovery of these systems. Regulatory agencies may impose special requirements for implementation and operation of our products, which may result in unforeseen delays. We may incur material costs or liabilities in complying with government regulations applicable to us or our utility customers. In addition, potentially significant expenditures could be required in order to comply with evolving regulations and requirements that may be adopted or imposed on us or our utility customers in the future. Such costs could make our products less economical and could impact our utility customers’ willingness to adopt our products, which could materially and adversely affect our revenue, results of operations and financial condition.

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

We are subject to numerous legal and regulatory regimes, and we could be harmed by changes to, or the interpretation or the application of, the laws and regulations of each of the jurisdictions in which it operates.

In addition to the United States, Airobotics operates in Israel, Singapore and the United Arab Emirates. The international scope of Airobotics’ business requires us to comply with a wide range of national and local laws and regulations, which may in certain cases diverge from or even conflict with each other.

With the geographic expansion of our business, and that of our subsidiaries, into new markets, we have become subject to additional and changing legal, regulatory, tax, licensing, and compliance requirements and industry standards.

In countries where we operate, legislators and regulatory authorities may introduce new interpretations of existing laws and regulations or introduce new legislation or regulations concerning our business. Changes in government regulation of or successful challenges to the business model used by us in certain markets may require us to change our existing business models and operations. Any additional regulatory scrutiny or changes in legal requirements may impose significant compliance costs and make it uneconomical for us to continue to operate in all of the current markets or to expand in accordance with our strategy, particularly if regulations or their interpretations vary greatly or conflict between different operating countries. This may negatively impact our revenue and profitability by preventing our business from reaching sufficient scale in particular markets or having to change our business model or incur additional costs, which would adversely impact business. Our inability, or perceived inability, to comply with existing or new compliance obligations, could lead to regulatory scrutiny, which could result in administrative or enforcement action, such as fines, penalties, and/or enforceable undertakings and adversely affect our business.

We may become subject to increasing global trade laws and regulations.

We may become subject to increasing global trade laws and regulations, including economic sanctions, export controls, and import laws. Failure to comply with global trade laws and regulations can result in penalties and reputational harm. Our international sales efforts expose us to increased risk under these laws and regulations, and increasing and evolving global trade laws could impact our business.

We are subject to Israeli regulations, restrictions and requirements which could adversely affect our business and operating results.

Restrictions imposed on us by the Government of Israel, as a result of strategic ties and treaties with foreign countries, limit our activities and access to certain countries, in a manner that may restrict and even prevent in certain situations our operations in certain countries and affect its results.

Risks Related to our Intellectual Property

Our ability to protect our intellectual property and proprietary technology is uncertain.

We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies and intellectual property. As of this filing, the Ondas Networks segment held a total of seven issued patents in the U.S., two issued international patents, four patent pending applications in the U.S., and eleven international pending patent application. The Ondas Networks segment patents expire between 2028 and 2040, subject to any patent extensions that may be available for such patents. As of this filing, the Ondas Autonomous Systems segment held a total of six issued patents in the U.S., ten issued international patents, six patent pending applications in the U.S., and eleven international pending patent applications. The Ondas Autonomous Systems segment patents expire between 2036 and 2042, subject to any patent extensions that may be available for such patents. Our intellectual property incorporates internally developed software and hardware design incorporating machine and computer vision and was developed with artificial intelligence and machine learning techniques. This intellectual property is critical to the development of end-to-end systems which reliably enable the automated operation of drones in real-world environments.

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

We may require additional capital to fund our growth, operations, and obligations if our growth plan falls short or takes more time than we anticipate. As our business has grown, we have managed periods of tight liquidity by accessing capital from our stockholders and their affiliates. Our capital requirements will depend on several factors, including:

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

Following the completion of the acquisition of Airobotics, our exposure to fluctuations in foreign currency exchange rates has increased.

Airobotics conducts a significant portion of its operations outside of the United States, which also operate in their respective local currencies, the most significant of which are currently the Israeli New Shekel, the Singapore Dollar and the Emirati Dirham. Therefore, following the completion of the acquisition of Airobotics, our international operations accounts for a more significant portion of our overall operations than they previously did and our exposure to fluctuations in foreign currency exchange rates has increase. Because our financial statements continue to be presented in U.S. dollars, the local currencies of Airobotics will be translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, thereby increasing the foreign exchange translation risk.

We previously identified a material weakness in our internal control over financial reporting associated with the inadequate review of stock-based compensation issued in connection with the acquisition of American Robotics, which has since been remediated, and we may identify material weaknesses in the future.

We previously reported a material weakness in our internal control over financial reporting for the year ended December 31, 2021, associated with the inadequate review of stock-based compensation issued in connection with the acquisition of American Robotics. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in section entitled “Controls and Procedures,” we took a number of measures to remediate the material weakness described above, and based on these measures, management has tested the internal control activities and found them to be effective and has concluded that the material weakness described above has been remediated as of December 31, 2022. However, if additional material weaknesses or significant deficiencies in our internal control occur in the future, it may adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner. Although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal control over financial reporting, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. If we identify one or more new material weaknesses, we may not assert that our internal controls are effective. If we cannot assert that our internal control over financial reporting is effective, investors could lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock and possibly impact our ability to obtain future financing on acceptable terms. Additionally, our management’s attention has been, and may further be, diverted from the operation of our business as a result of the time and attention required to address the remediation of any material weakness in our internal controls.

Risks Related to the Airobotics Transaction

Our business relationships, those of Airobotics or the combined company may be subject to disruption due to uncertainty associated with the acquisition of Airobotics (the “Airobotics Transaction”).

Parties with which we or Airobotics do business may experience uncertainty associated with the Airobotics Transaction, including with respect to current or future business relationships with us, Airobotics, or the combined company. Our and Airobotics’ business relationships may be subject to disruption, as customers, distributors, suppliers, vendors, and others may seek to receive confirmation that their existing business relationships with us or Airobotics, as the case may be, will not be adversely impacted as a result of the Airobotics Transaction or attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us, Airobotics, or the combined company as a result of the Airobotics Transaction. Any of these other disruptions could have a material adverse effect on our or Airobotics’ business, financial condition, or results of operations or on the business, financial condition, or results of operations of the combined company and could also have an adverse effect on our ability to realize the anticipated benefits of the Airobotics Transaction.

If we are unable to implement and maintain effective internal control over financial reporting following completion of the Airobotics Transaction, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities may decline.

We and Airobotics historically maintained separate internal control over financial reporting with different financial reporting processes and different process control software. We are in the process of integrating our internal control over financial reporting with that of Airobotics. We may encounter difficulties and unanticipated issues in combining our respective accounting systems due to the complexity of the financial reporting processes. We may also identify errors or misstatements that could require audit adjustments. If we are unable to implement and maintain effective internal control over financial reporting following completion of the Airobotics Transaction, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities may decline.

Airobotics may have liabilities that are not known, probable or estimable at this time.

After the Airobotics Transaction, Airobotics is subject to certain past, current, and future liabilities. There could be unasserted claims or assessments against or affecting Airobotics, including the failure to comply with applicable laws and regulations. In addition, there may be liabilities of Airobotics that are neither probable nor estimable at this time that may become probable or estimable in the future, including indemnification requests received from customers of Airobotics relating to claims of infringement or misappropriation of third party intellectual property or other proprietary rights, tax liabilities arising in connection with ongoing or future tax audits and liabilities in connection with other past, current and future legal claims and litigation. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our financial results. We may learn additional information about Airobotics that adversely affects us, such as unknown, unasserted, or contingent liabilities and issues relating to compliance with applicable laws or infringement or misappropriation of third-party intellectual property or other proprietary rights.

Ondas may experience difficulties integrating Airobotics’ business.

Achieving the anticipated benefits of the Airobotics Transaction will depend in significant part upon whether Ondas and successfully integrates Airobotics and American Robotics in the Ondas Autonomous Systems in an efficient and effective manner. The actual integration and operations of the Ondas Autonomous Systems may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. The companies may not be able to accomplish the integration process smoothly, successfully or on a timely basis. The necessity of coordinating geographically separated organizations, systems of controls, and facilities and addressing possible differences in business backgrounds, corporate cultures and management philosophies may increase the difficulties of integration. The companies operate numerous systems and controls, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll, and regulatory compliance. The integration of operations following the Airobotics Transaction will require the dedication of significant management and external resources, which may temporarily distract management’s attention from the day-to-day business of the combined company and be costly. Employee uncertainty and lack of focus during the integration process may also disrupt the business of the combined company. Any inability of management to successfully and timely integrate the operations of the two companies could have a material adverse effect on the business and results of operations of the combined company.

The combined company may not fully realize the anticipated benefits of the Airobotics Transaction within the timing anticipated or at all.

Ondas and Airobotics entered into the Agreement of Merger, dated August 4, 2022, because each company believes that the Airobotics Transaction will be beneficial to each of Ondas and Airobotics primarily as a result of the anticipated benefits resulting from the combined company’s operations. The companies may not be able to achieve the anticipated long-term strategic benefits of the Airobotics Transaction. An inability to realize the full extent of, or any of, the anticipated benefits of the Airobotics Transaction, as well as any delays that may be encountered in the integration process, which may delay the timing of such benefits, could have an adverse effect on the business and results of operations of the combined company, and may affect the value of Ondas common stock after the completion of the Airobotics Transaction.

The Airobotics Transaction involved substantial costs.

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

Our common stock is listed on Nasdaq and the Tel Aviv Stock Exchange (“TASE”) under the symbol “ONDS.”    The first trading day of the Company’s shares on TASE was January 26, 2023. There can be no assurance that trading of our common stock on such market will be sustained. In the event that our common stock is not listed on Nasdaq or TASE, or if we do not sustain such listing, our common stock could be quoted only on the OTC Markets. Under such circumstances, you may find it significantly more difficult to trade, or to obtain accurate quotations for our common stock and our common stock may become substantially less attractive to certain purchasers, such as financial institutions, hedge funds, and other similar investors.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in the aggregate, beneficially own approximately 15.6% of our outstanding common stock as of March 10, 2023, and as of the date of this filing.  As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

Some of these persons or entities may have interests different than yours. For example, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.

We may issue more shares to raise additional capital, which may result in substantial dilution.

Our Amended and Restated Articles of Incorporation authorize the issuance of a maximum of 116,666,667 shares of common stock. Any additional financings effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of common stock held by our then existing stockholders. In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may be higher or lower than the price per share in this offering, and investors purchasing shares or other securities in the future could have rights superior to purchases in this offering or other existing stockholders. Also, we have reserved 6,000,000 shares of common stock for issuance pursuant to future awards under the 2021 Stock Incentive Plan. As of December 31, 2022, the number of securities remaining available for future issuance under the 2021 Stock Incentive Plan is 3,927,140 shares of common stock. The issuance of such additional shares of common stock, or securities convertible or exchangeable into common stock, may cause the price of our common stock to decline. Additionally, if all or a substantial portion of these shares are resold into the public markets then the trading price of our common stock may decline.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters for Ondas Holdings is located at 411 Waverley Oaks Road, Suite 114, Waltham, MA 02452.

 Our offices and facilities for Ondas Networks are located at 165 Gibraltar Court in Sunnyvale, CA (the Property”). On October 30, 2018, we entered into a sublease for the sublet of the Property, representing approximately 21,982 square feet. The sublease expired on February 28, 2021 and was extended to March 31, 2021 under the same terms which included a base rent of approximately $28,577 per month plus additional monthly fees to cover operating expenses, certain legal fees, and personal property taxes associated with the premises. Upon execution of the sublease, we delivered a security deposit to be held in trust equal to one month’s base rent, which was applied to the balance of our sublease obligation in March 2021. On January 22, 2021, we entered into a 24-month lease with the owner and landlord of the Property (the “2021 Lease”), wherein the base rate is $45,000 per month and including a security deposit in the amount of $90,000. The 2021 Lease is effective April 1, 2021 through March 31, 2023. The Company is in the process of renewing this lease.

Our offices and facilities for American Robotics are located at 53 Brigham St, Unit 4, Marlborough, MA, representing approximately 10,450 square feet (the “Marlborough Lease”). On August 5, 2021, the Company acquired American Robotics and the Marlborough Lease, wherein the base rate is $15,469 per month, with an annual increase of 3% through January 2024, with a security deposit of $24,166. On August 19, 2021, American Robotics amended their lease to reduce their space. The Amendment reduced their annual base rent to $8,802 per month, with an annual increase of 3% through January 2024.

On October 8, 2021, American Robotics entered into an 86-month operating lease for space at 411 Waverley Oaks Road, Suite 114, Waltham, MA, representing approximately 18,000 square feet. The lease commenced on March 1, 2022 and terminates on April 30, 2029, wherein the base rate is $39,375 per month, increasing 3% annually, with a security deposit in the amount of $104,040. In conjunction with this new lease, American Robotics leased a short-term temporary space at 411 Waverley Oaks Road, Suite 118, Waltham, MA, representing approximately 6,000 square feet at $8,500 per month, until their primary space was available on June 1, 2022.

Our offices and facilities for Airobotics are located at 8 Modi’in St, Petah Tikva, Israel, representing approximately 13,240 square feet and an adjacent yard with an area of approximately 9,690 square feet which Airobotics leases according to three different lease agreements. Each agreement is with respect to different sections of the entire leased area and are in effect through December 31, 2023, February 28, 2024, and November 30, 2024 wherein the base rate of the entire leased area is approximately $20,500 per month.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock originally traded on OTC Markets, the OTC Pink (Current Information) tier of OTC Markets Group, Inc. under the trading symbol “ZVVT” on a very limited basis. On October 5, 2018, the trading symbol changed to “ONDS.” On December 19, 2018, our common stock was uplisted to the OTCQB under the symbol “ONDS”. On December 4, 2020, our common stock was uplisted to the Nasdaq Capital Market (“Nasdaq”) under the symbol “ONDS” where it continues to trade on a very limited basis. On January 26, 2023, our common stock began trading on the Tel Aviv Stock Exchange (“TASE”) and was dual listed on both Nasdaq and TASE.

Stockholders

As of March 7, 2023, there were 98 stockholders of record.

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

Unregistered Sales of Securities

None during the year ended December 31, 2022

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None during the quarter ended December 31, 2022.

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

Overview

Ondas Holdings is a leading provider of private wireless, drone, and automated data solutions through its wholly owned subsidiaries Ondas Networks Inc. (“Ondas Networks”), American Robotics, Inc. (“American Robotics” or “AR”) and Airobotics, Ltd. (“Airobotics”). American Robotics and Airobotics are operated together, under a separate business unit called Ondas Autonomous Systems. Ondas Holdings acquired American Robotics, a leading developer of highly automated commercial drone systems on August 5, 2021. Ondas Holdings acquired Airobotics, an Israeli-based developer of autonomous drone systems on January 23, 2023. American Robotics and Airobotics are operated together, under a separate business unit called Ondas Autonomous Systems. Ondas Networks and Ondas Autonomous Systems together provide users in rail, energy, mining, agriculture, public safety and critical infrastructure and government markets with improved connectivity, data collection capabilities, and data collection and information processing capabilities. We operate Ondas Networks and Ondas Autonomous Systems as separate business segments, and the following is a discussion of each segment. See Note 1 and Note 2 of the accompanying Consolidated Financial Statements for further information regarding our segments.

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

Our Partnership with Siemens Mobility

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

We believe Siemens has both the sales and marketing reach and support to drive our technology to wide scale acceptance across the global rail market beginning with the North American Class I Railroad market. In the third quarter of 2021 we completed the development of our first jointly-developed product with Siemens – the dual-mode ATCS/MC-IoT radio systems. Siemens is now marketing and selling these proprietary systems under the brand name Airlink to our railroad customers. The dual-mode ATCS radio systems support Siemens’ extensive installed base of ATCS radios as well as offer Siemens’ customers the ability to support a host of new advanced rail applications utilizing our MC-IoT wireless system. These new applications, including Advanced Grade Crossing Activation and Monitoring, Wayside Inspection, Railcar Monitoring and next generation signaling and train control systems, are designed to increase railroad productivity, reduce costs and improve safety. In addition, Siemens markets and sells Ondas Networks’ standalone MC-IoT 802.16 products under the Siemens Airlink brand.

Our relationship with Siemens has expanded significantly since entering into the partnership both with (i) the wider marketing of our wireless technology platform and (ii) multiple additional joint-product programs. Siemens has expanded its marketing reach of Ondas Networks products with identified opportunities in North American Transit Rail as well as in European and Asian Rail markets. We believe our technology has broad potential in these large, newly targeted markets.

In November 2021, Siemens secured its first commercial 900 MHz rail order for a major Class I Railroad in the United States which was delivered in December 2021. In August 2022, we announced that we had secured an initial volume order from Siemens for the Class I Rail 900 MHz Network consisting of both ATCS compatible products along with Ondas’ catalog products. In September 2022, we received government authorization to sell ATCS radios in Canada.

Additional Critical Markets

We have launched additional initiatives to take our MC-IoT connectivity and ecosystem partnering strategy into other critical infrastructure markets. In June 2022, we announced the first successful installation of our technology into an Integrated Coastal Surveillance System (ICSS) in the Caribbean with a global defense contractor. In the fourth quarter of 2022, we received and delivered on a new ICSS order for the defense contractor to be deployed in India. We expect additional orders from this defense vendor for the ICSS application in 2023. We believe our FullMAX technology’s licensed frequency flexibility, reliability, and long communications range over ocean surfaces, is broadening the scale of our technology in this emerging market for homeland security.

Ondas Autonomous Systems Segment

Our Ondas Autonomous Systems business unit designs, develops, and markets commercial drone solutions via the Optimus System™ and Scout System™ (the “Autonomous Drone Platforms”).

The Autonomous Drone Platforms are highly automated, AI-powered drone systems capable of continuous, remote operation and are marketed as “drone-in-a-box” turnkey data solution services. They are deployed for critical industrial and government applications where data and information collection and processing are required. These use cases include public safety, security and smart city deployments where routine, high-resolution automated emergency response, mapping, surveying, and inspection services are highly valued, in addition to industrial markets such as oil & gas, rail and ports which emphasize security and inspection solutions. The Autonomous Drone Platforms are typically provided to customers under a Data-as-a-Service (DaaS) business model, while some customers will choose to purchase and own and operate an Optimus Systems™.

American Robotics and Airobotics have industry leading regulatory successes which include having the first drone system approved by the Federal Aviation Administration (“FAA”) for automated operation beyond-visual-line-of-sight (BVLOS) without a human operator on-site.

In addition to the Autonomous Drone Platforms, we also offer a counter-drone system called the Raider™. The Raider™ was developed by Iron Drone and is deployed by government and enterprise customers to provide security and protect critical infrastructure, assets and people from the threat of hostile drones. Ondas Holdings acquired Iron Drone on March 6, 2023.

Autonomous Drone Platforms

We design, develop and manufacture autonomous drone systems, providing high-fidelity, ultra-high-resolution aerial data to enterprise and government customers. We currently prioritize the marketing of our Optimus System™ which provides customers with a turnkey data and information solution and the ability to continuously digitize, analyze, and monitor their assets and field operations in real-time or near real-time. We believe the market opportunity for our Scout System™ remains significant. As we drive market adoption with the Optimus platform, we anticipate re-introducing the Scout platform including newly enhanced versions to help segment the market for different use cases and price points.

The Optimus System™ has been designed from the ground up as an end-to-end product capable of continuous unattended operations in the real world. Powered by innovations in robotics automation, machine vision, edge computing, and AI. Once installed in the field at customer locations, a fleet of connected Optimus Systems™, which are often deployed as networked drone infrastructure, which we refer to as Urban Drone Infrastructure, remains indefinitely positioned in an area of operation, automatically collecting and seamlessly delivering data and information regularly and reliably.

We market the Optimus System™ under a DaaS business model, whereby our drone platform aggregates customer data and provides the data analytics meeting customer requirements in return for an annual subscription fee. Some customers purchase Optimus Systems™ to own and operate themselves. We also engage distributors to assist in the sales and marketing of our Optimus System™ in geographic markets where its more cost effective to identify and service potential customers by engaging local third parties. These distribution agreements can include joint ventures, where Ondas Autonomous Systems will provide technical expertise to support the joint venture partner in the provision of aerial data services to customers.

The Optimus System™ consists of (i) Optimus™, a highly automated, AI-powered drone with advanced imaging payloads, (ii) the Airbase™, a ruggedized weatherproof base station for housing, battery swapping, battery charging, payload swapping, data processing, and cloud transfer, and (iii) Insightful™, a secure web portal and API which enables remote interaction with the system, data, and resulting analytics anywhere in the world. These major subsystems are connected via a host of supporting technologies. Airbase™ has internal robotic systems that enable the automated swapping of batteries and payloads. Automated battery swapping allows for 24/7 operation of Optimus as the Optimus drone can immediately be redeployed after returning to the dock for a battery swap. Similarly, the ability to autonomously swap sensors and advanced payloads without human intervention allows for the Optimus System to provide multiple applications and use cases from a single location.

American Robotics and Airobotics have industry leading regulatory successes which include having the first drone system approved by the FAA for automated operation BVLOS without a human operator or visual observer on-site. American Robotics’ FAA approvals were enabled by integrating a suite of proprietary technologies, including Detect-and-Avoid (“DAA”) and other proprietary intelligent safety systems into its autonomous drone platform, which we plan to integrate into the Optimus System™. Airobotics is in the advanced stages of receiving approval for Type Certification (“TC”) from the FAA for the Optimus UAV. TC approval will enable expanded operation for the Optimus System™ in the United States including flight operations in populated areas.

The Raider™

The Raider™ is a counter-drone system, which was designed and developed by Iron Drone, that we are marketing to government and enterprise customers who can utilize the system for security and the protection of critical infrastructure, assets and people from the threat of hostile drones. A typical Raider™ deployment location would include sensitive locations such as borders, stadiums or schools, or near critical assets such as power plants and military bases, and for high profile locations such as amusement parks or where public events are held.

The Raider™ is designed to detect, track and intercept unauthorized, or hostile unmanned aircraft and is most often sold with three small UAVs that are housed in a docking station. The Raider UAV has live video capability and a payload containing a net that can be deployed to intercept a hostile drone. Upon detection of an unauthorized drone, one or more Raider™ UAVs can be autonomously deployed at high speeds to track the unauthorized aircraft. If the unauthorized aircraft is deemed hostile, the Raider™ UAV can deploy the netting to physically intercept the aircraft. A parachute integrated with the netting allows the intercepted drone to safely fall to the ground for collection by our customer.

COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified and has resulted in increased travel restrictions, business disruptions and emergency quarantine measures across the world including the United States.

The Company’s business, financial condition and results of operations were impacted from the COVID-19 pandemic for the years ended December 31, 2022 and 2021 as follows:

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

The Company expects its business, financial condition and results of operations will be impacted from the COVID-19 pandemic during 2023, primarily due to supply chain disruptions due to pandemic-related plant and port shutdowns, transportation delays, government actions and other factors, which may be beyond our control. The global shortage of certain components such as semiconductor chips, strains on production or extraction of raw materials, cost inflation, and labor and equipment shortages, could escalate in future quarters. Labor shortages have led and may continue to lead to difficult conditions for hiring and retention of employees, and increased labor costs. Further, the COVID-19 pandemic is ongoing and remains an unknown risk for the foreseeable future. The extent to which the coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus. As a result, the Company is unable to reasonably estimate the full extent of the impact from the COVID-19 pandemic on its future business, financial condition and results of operations. In addition, if the Company were to experience any new impact to its operations or incur additional unanticipated costs and expenses as a result of the COVID-19 pandemic, such operational delays and unanticipated costs and expenses there could be a further adverse impact on the Company’s business, financial condition and results of operations during the year ended December 31, 2023.

Inflation Reduction Act of 2022 and Tax Cuts and Jobs Act of 2017

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

Under the Tax Cuts and Jobs Act of 2017, we are required to capitalize R&D expenses for tax purposes and amortize over five years for domestic based expenses and fifteen years for foreign expenses. Given our tax net operating loss carryforward position we do not expect this change to have a material impact on our financial statements.

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

On August 5, 2021 (the “AR Closing Date”), the Company’s stockholders approved the issuance of shares of the Company’s common stock, including shares of common stock underlying Warrants (as defined below), in connection with the acquisition of American Robotics.

On the AR Closing Date, American Robotics merged with and into Merger Sub I, with American Robotics continuing as the surviving entity, and American Robotics then subsequently and immediately merged with and into Merger Sub II (“Merger II”), with Merger Sub II continuing as the surviving entity and as a direct wholly owned subsidiary of the Company. Simultaneously with Merger II, Merger Sub II was renamed American Robotics, Inc.

Pursuant to the AR Agreement, American Robotics stockholders and certain service providers received (i) cash consideration in an amount equal to $7,500,000, less certain indebtedness, transaction expenses and other expense amounts as described in the AR Agreement; (ii) 6,750,000 shares of the Company’s common stock (inclusive of 26 fractional shares paid in cash as set forth in the AR Agreement); (iii) warrants exercisable for 1,875,000 shares of the Company’s common stock (the “Warrants”) (inclusive of 24 fractional shares paid in cash and the equivalent of Warrants for 309,320 shares representing the value of options exercisable for 211,038 shares issued under the Company’s incentive stock plan and reducing the aggregate amount of Warrants as set forth in the AR Agreement); and (iv) the cash release from the PPP Loan Escrow Amount (as defined in the AR Agreement). Each of the Warrants entitle the holder to purchase a number of shares of the Company’s common stock at an exercise price of $7.89. Each of the Warrants shall be exercisable in three equal annual installments commencing on the one-year anniversary of the AR Closing Date and shall have a term of ten years. 59,544 of the stock options were issued fully vested to employees who did not exercise their American Robotics options prior to the AR Closing Date and had no ongoing service requirements and were included in the purchase consideration. The remaining 151,494 stock options issued vest over four years and are contingent on ongoing employment by the Company and are recorded as compensation expense over the service period.

Also on the AR Closing Date, the Company entered into employment agreements and issued 1,375,000 restricted stock units (“RSUs) under the Company’s incentive stock plan to key members of American Robotics’ management. These RSUs vest in equal installments on the next three anniversaries of the AR Closing Date and vesting is contingent on the individuals remaining employed by the Company. These RSUs are not included in purchase consideration and are expensed ratably over the service period. They were valued at the closing market price on the AR Closing Date.

The Company’s Consolidated Financial Statements for the year ended December 31, 2022 include results of operations of American Robotics for the period from the AR Closing Date to December 31, 2022.

See Note 5 – Goodwill and Business Acquisition to the accompanying Consolidated Financial Statements for further information regarding the American Robotics acquisition.

Airobotics Transaction

 On January 23, 2023, the Company acquired Airobotics, Ltd. See Note 16 - Subsequent Events to the accompanying Consolidated Financial Statements for further information regarding the Airobotics acquisition.

Results of Operations

Year ended December 31, 2022 compared to year ended December 31, 2021

Revenues

	Year Ended December 31,
	2022	2021	Increase (Decrease)
Revenue, net
Ondas Networks	$1,931,677	$2,840,154	$(908,477)
American Robotics	194,140	66,617	127,523

Total	$2,125,817	$2,906,771	$(780,954)

Revenue decreased to $2,125,817 for the year ended December 31, 2022 from $2,906,771 for the year ended December 31, 2021. Revenues during the year ended December 31, 2022 included $872,660 for products, $319,140 for maintenance, service, support, and subscriptions, and $934,017 for development agreements with Siemens Mobility. Revenues during the same period in 2021 included $405,569 for products, $96,934 for maintenance service, support, and subscriptions, $2,401,474 for development agreements with Siemens Mobility and AURA Networks, and $2,794 for other revenues.

Cost of goods sold

	Year Ended December 31,
	2022	2021	Increase (Decrease)
Cost of goods sold
Ondas Networks	$914,612	$1,783,033	$(868,421)
American Robotics	102,042	27,909	74,133

Total	$1,016,654	$1,810,942	$(794,288)

Cost of goods sold decreased to $1,016,654 for the year ended December 31, 2022 from $1,810,942 for the year ended December 31, 2021. The decrease in cost of goods sold was the result of less development costs being allocated to development agreements in line with the decreased revenue.

Gross profit

	Year Ended December 31,
	2022	2021	Increase (Decrease)
Gross Profit
Ondas Networks	$1,017,065	$1,057,121	$(40,056)
American Robotics	92,098	38,708	53,390

Total	$1,109,163	$1,095,829	$13,334

Our gross profit increased by $13,334 for the year ended December 31, 2022 compared to the year ended December 31, 2021 based on the changes in revenues and costs of sales as discussed above. Gross margin for the periods in 2022 and 2021 was 52% and 38%, respectively. This increase in gross margin percentage is due to a higher mix of higher margin product, support and subscription sales as compared to the prior year period, which had a higher mix of development projects with lower margins.

Operating Expenses

	Year Ended December 31,
	2022	2021	Increase (Decrease)
Operating expenses:
General and administrative	$23,618,823	$11,781,503	$11,837,320
Sales and marketing	3,456,257	1,487,394	1,968,456
Research and development	24,044,005	5,800,549	18,243,533
Goodwill impairment	19,419,600	-	19,419,600

Total	$70,538,685	$19,069,446	$51,469,329

Our principal operating costs include the following items as a percentage of total expense.

	Year Ended December 31,
	2022	2021
Human resource costs, including benefits	28%	36%
Travel and entertainment	2%	1%
Other general and administration costs:
Professional fees and consulting expenses	12%	30%
Facilities and other expenses	9%	15%
Depreciation and amortization	6%	7%
Other research and deployment costs, excluding human resources and travel and entertainment	15%	10%
Other sales and marketing costs, excluding human resources and travel and entertainment	-%	1%
Goodwill impairment	28%	-%

Operating expenses for the year ended December 31, 2022 increased by $51,469,329 as a result of the following items:

Human resource costs, including benefits	$12,910,965
Travel and entertainment	1,004,877
Other general and administration costs:
Professional fees and consulting costs	2,974,047
Facilities and other expenses	3,609,599
Depreciation and amortization	2,448,538
Goodwill impairment	19,419,600
Other research and deployment costs, excluding human resources and travel and entertainment	8,883,674
Other sales and marketing costs, excluding human resources and travel and entertainment	217,939
$51,469,239

The increase in operating expenses was primarily due to an increase of approximately $2,974,000 in professional fees, of which approximately $2,100,000 related to the Airobotics acquisition; an increase of $3,609,000 in facilities and other expenses including insurance due to increased operations at American Robotics; an increase of approximately $2,448,000 in depreciation and amortization expense due to amortization of American Robotics intangible assets and new lease and leasehold improvements in Waltham; and an increase of approximately $8,884,000 in R&D development expenses for the year ended December 31, 2022 to improve and expand the product offerings at American Robotics and Ondas Networks. Travel and entertainment expenses increased by approximately $1,005,000, compared to 2021, due to new offsite operating locations for American Robotics and Ondas Networks, as well as travel related to the Airobotics acquisition. Human resource costs increased by approximately $12,911,000 in 2022 compared to 2021 due to increased headcount at both American Robotics and Ondas Networks, combined with an increase of approximately $2,604,000 in stock-based compensation. In 2022, there was an impairment of Goodwill from the American Robotics acquisition of approximately $19,420,000.

Operating Loss

	Year Ended
	December 31,
	2022	2021	Increase

Operating loss	$(69,429,522)	$(17,973,617)	$51,455,905

As a result of the foregoing, our operating loss increased by $51,455,905 to $69,429,522 for the year ended December 31, 2022, compared with $17,973,617 for the year ended December 31, 2021. The operating loss increased primarily as a result of an increase in operating expenses of approximately $32,036,000 primarily associated with increased operations at American Robotics and impairment of Goodwill of approximately $19,420,000, as described above.

Other Income (Expense), net

	Year Ended
	December 31,
	2022	2021	Increase (Decrease)

Other income (expense), net	$(3,812,283)	$27,793	$3,840,076

Other income (expense), net, increased by $3,840,076 to other expense, net of $3,812,283 for the year ended December 31, 2022, compared to other income, net of $27,793 for the year ended December 31, 2021. During the year ended December 31, 2022, we reported an increase in interest expense of approximately $176,000, amortization of debt discount of approximately $2,359,000, and amortization debt issuance costs of approximately $1,187,000 for the 2022 Convertible Promissory Notes, offset by approximately $536,000 due to the payoff of the Steward Capital note payable in the second quarter of 2021. Other income decreased by approximately $668,000 to other expense of $76,127 during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to the PPP loan forgiveness of $666,091 in 2021.

Net Loss

	Year Ended
	December 31,
	2022	2021	Increase (Decrease)

Net Loss	$(73,241,805)	$(15,023,842)	$58,217,963

As a result of the net effects of the foregoing, partially offset by the provision for income tax benefit reported in the amount of $0 and $2,921,982 for the year ending December 31, 2022 and 2021, respectively, net loss increased by $58,217,963 to $73,241,805 for the year ended December 31, 2022, compared with $15,023,842 for the year ended December 31, 2021. Net loss per share of common stock, basic and diluted, was $(1.73) for the year ended December 31, 2022, compared with approximately $(0.44) for the year ended December 31, 2021. The income tax benefit in 2021 resulted from the release of valuation allowance against Ondas net operating loss carryforwards to offset the deferred liability acquired as part of the American Robotics acquisition.

Summary of (Uses) and Sources of Cash

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(37,963,076)	$(16,895,416)
Net cash used in investing activities	(6,934,568)	(10,210,631)
Net cash provided by financing activities	33,857,617	41,860,437
(Decrease) Increase in cash and cash equivalents	(11,040,027)	14,754,390
Cash and cash equivalents, beginning of period	40,815,123	26,060,733
Cash and cash equivalents, end of period	$29,775,096	$40,815,123

The principal use of cash in operating activities for the year ended December 31, 2022, was to fund the Company’s expenses primarily related to both sales and marketing and research and development activities necessary to allow us to service and support customers, and expenses for professional fees related to the acquisition of Airobotics.

The increase in cash flows used in operating activities of approximately $21,068,000 was primarily due to the increase in net loss of $58,218,000, of which approximately $32,271,000 related to non-cash and credits, including goodwill impairment, amortization of debt discount, stock-based compensation, amortization of intangibles assets, depreciation, retirement of assets and amortization of right of use asset, deferred income taxes and PPP Loan forgiveness. This resulted in cash used of approximately $25,947,000. This was partially offset by changes operating assets and liabilities resulting in a cash inflow of $4,879,000 primarily from changes in accounts receivable and accrued expenses.

Cash flows used in investing activities decreased by approximately $3,276,000. The year ended December 31, 2021, included the purchase of American Robotics, net of cash acquired of $6,517,338 as well as a loan to American Robotics of $2,000,000 with no corresponding amounts in the current year. Investing activities in 2022 included an increased investment in Dynam A.I., asset purchase of two companies, and the purchase of leasehold improvements and other equipment at American Robotics.

The decrease in cash provided by financing activities of approximately $8,003,000 was due to cash proceeds from the 2022 Convertible Promissory Notes, which provided approximately $27,702,000, and the ATM Offering, which raised approximately $6,090,000, compared to the 2021 Public Offering which raised approximately $47,524,000, and approximately $1,461,000 of proceeds from the exercise of stock options and warrants in 2021, partially offset by repayment of the Steward Capital Loan in 2021 of approximately $7,124,000.

Liquidity and Capital Resources

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. On December 31, 2022, we had stockholders’ equity of approximately $58,223,000. On December 31, 2022, we had net long-term borrowings outstanding of approximately $15,147,000 and short-term borrowings outstanding of approximately $14,901,000, net of debt discount and issuance costs of approximately $3,252,000. On December 31, 2022, we had cash of approximately $29,775,000 and working capital of approximately $14,200,000.

In June 2021, the Company completed a registered public offering of its common stock, generating net proceeds of approximately $47,524,000. In October 2022, the Company entered into a convertible debt agreement, which provided cash proceeds of approximately $27,660,000. Also in 2022, the Company raised approximately $6,090,000 through the ATM Offering. We believe the funds raised in 2021 and 2022, the remaining fund availability under the ATM Offering and 2022 Convertible Promissory Notes, in addition to growth in revenue expected as the Company executes its business plan, will fund its operations for at least the next twelve months from the issuance date of the accompanying financial statements.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we had no off-balance sheet arrangements.

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

Share-Based Compensation Expense. We calculate share-based compensation expense for option awards (“Share-based Award(s)”) based on the estimated grant/issue date fair value using the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) and recognize the expense on a straight-line basis over the vesting period. We account for forfeitures as they occur. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period of the Share-based Award in determining the fair value of Share-based Awards. The expected term is based on the “simplified method.” Under this method, the term is estimated using the weighted average of the service vesting period and contractual term of the option award. As the Company does not yet have sufficient history of its own volatility, the Company has identified several public entities of similar complexities and industry and calculates historical volatility based on the volatilities of these companies. Although we believe our assumptions used to calculate share-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

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

Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. Our provision for income taxes is determined using the asset and liability approach to account for income taxes. A current liability is recorded for the estimated taxes payable for the current year. Deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which the timing differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates or tax laws are recognized in the provision for income taxes in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized. Changes in valuation allowances will flow through the statement of operations unless related to deferred tax assets that expire unutilized or are modified through translation, in which case both the deferred tax asset and related valuation allowance are similarly adjusted. Where a valuation allowance was established through purchase accounting for acquired deferred tax assets, any future change will be credited or charged to income tax expense. See Note 13 - Income Taxes in the accompanying Consolidated Financial Statements for discussion related to Tax Reform.

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

Recently Adopted Accounting Pronouncements

In May 2021, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2021-04—Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU are effective for public and nonpublic entities for fiscal years beginning after December 15, 2021, and interim periods with fiscal years beginning after December 15, 2021. Early adoption was permitted, including adoption in an interim period. The adoption of this pronouncement during the year ended December 31, 2022 had no impact on our accompanying consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments by reducing the number of accounting models that require separate accounting for embedded conversion features. ASU 2020-06 also simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification and makes targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance. This update will be effective for the Company’s fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Entities can elect to adopt the new guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company has elected to adopt the standard early using the modified retrospective method of transition with effect from January 1, 2022. At the time of adoption this did not have a material impact on the consolidated financial statements. However, ASU 2020-06 precluded the Company from having to record a derivative liability for convertible notes entered into during the year ended December 31, 2022.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ondas Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ondas Holdings Inc. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Goodwill Impairment Evaluation

As discussed in Notes 2 and 5 to the financial statements, management conducts a goodwill impairment assessment annually at December 31, and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. The fair value of a reporting unit is determined through the use of the income approach using estimates of future cash flows attributable to the respective reporting units. As a result of the annual impairment assessment, the Company recognized $19.4 million of goodwill impairment related to the American Robotics reporting unit.

We identified the impairment of goodwill as a critical audit matter because of significant judgments required by management to estimate the fair value of its Autonomous Solutions reporting unit, including forecasted cash flows, revenue growth rates and discount rate. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s cash flow estimates and the selection of cash flow multiples used in the market approach.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of management’s estimates of future cash flows, the selection of cash flow multiples for the Company’s reporting units, and the evaluation of the discount rate included the following, among others:

–	We obtained an understanding and evaluated the design of the controls over the assessment of goodwill impairment, including those over the determination of fair value of the reporting unit.

–	Tested the mathematical accuracy of the calculations and evaluated significant assumptions and the underlying data used by the Company by performing procedures to test the projected revenues, projected direct costs, projected operating expenses, and projected capital expenditures by comparing them with the historical forecasted results of the respective reporting unit and assessing the impacts of internal and/or external economic factors. We also evaluated this information by comparing the projections to information included in analyst reports, as well as industry outlook information.

–	We involved valuation professionals with specialized skills and knowledge, who assisted in the evaluation of the discount rates used in the valuations.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2017.

Somerset, New Jersey

March 14, 2023

ONDAS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$29,775,096	$40,815,123
Accounts receivable, net	104,276	1,213,195
Inventory, net	2,173,017	1,178,345
Note receivable	2,000,000	-
Other current assets	1,749,613	1,449,610
Total current assets	35,802,002	44,656,273

Property and equipment, net	3,099,887	1,031,999

Other Assets:
Goodwill	25,606,983	45,026,583
Intangible assets, net	28,787,171	25,169,489
Long-term equity investment	1,500,000	500,000
Lease deposits	218,206	218,206
Operating lease right of use assets	2,930,996	836,025
Total other assets	59,043,356	71,750,303
Total assets	$97,945,245	$117,438,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,965,829	$2,411,085
Operating lease liabilities	580,593	550,525
Accrued expenses and other current liabilities	3,092,364	1,149,907
Convertible note payable, net of debt discount and issuance cost of $3,251,865 and $0, respectively	14,901,244	-
Deferred revenue	61,508	512,397
Total current liabilities	21,601,538	4,623,914

Long-Term Liabilities:
Notes payable	300,000	300,000
Convertible notes payable, net of current	15,146,891	-
Accrued interest	217,594	40,152
Operating lease liabilities, net of current	2,456,315	241,677
Total long-term liabilities	18,120,800	581,829
Total liabilities	39,722,338	5,205,743

Commitments and Contingencies (Note 14)

Stockholders’ Equity
Preferred stock - par value $0.0001; 5,000,000 shares authorized at December 31, 2022 and December 31, 2021, respectively, and none issued or outstanding at December 31, 2022 and December 31, 2021, respectively	-	-
Preferred stock, Series A - par value $0.0001; 5,000,000 shares authorized at December 31, 2022 and December 31, 2021, respectively, and none issued or outstanding at December 31, 2022 and December 31, 2021, respectively	-	-
Common stock - par value $0.0001; 116,666,667 shares authorized; 44,108,661 and 40,990,604 issued and outstanding, respectively December 31, 2022 and December 31, 2021, respectively	4,411	4,099
Additional paid in capital	211,733,690	192,502,122
Accumulated deficit	(153,515,194)	(80,273,389)
Total stockholders’ equity	58,222,907	112,232,832
Total liabilities and stockholders’ equity	$97,945,245	$117,438,575

The accompanying footnotes are an integral part of these consolidated financial statements.

ONDAS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021

Revenues, net	$2,125,817	$2,906,771
Cost of goods sold	1,016,654	1,810,942
Gross profit	1,109,163	1,095,829

Operating expenses:
General and administration	23,618,823	11,781,503
Sales and marketing	3,456,257	1,487,394
Research and development	24,044,005	5,800,549
Goodwill impairment	19,419,600	-
Total operating expenses	70,538,685	19,069,446

Operating loss	(69,429,522)	(17,973,617)

Other income (expense), net
Other income (expense), net	(76,127)	591,900
Interest income	25,542	11,578
Interest expense	(3,761,698)	(575,685)
Total other income (expense), net	(3,812,283)	27,793

Loss before benefit from income taxes	(73,241,805)	(17,945,824)

Benefit from income taxes	-	2,921,982

Net loss	$(73,241,805)	(15,023,842)

Net loss per share - basic and diluted	$(1.73)	$(0.44)

Weighted average number of common shares outstanding, basic and diluted	42,242,525	34,180,897

The accompanying footnotes are an integral part of these consolidated financial statements.

ONDAS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2021	26,540,769	$2,654	$80,330,488	$(65,249,547)	$15,083,595
Stock-based compensation	-	-	3,253,590	-	3,253,590
Issuance of shares from 2021 Public Offering, net of costs	7,360,000	736	47,522,833	-	47,523,569
Issuance of shares in connection with acquisition of American Robotics, Inc.	6,749,974	675	52,514,123	-	52,514,798
Issuance of warrants in connection with acquisition of American Robotics, Inc.	-	-	6,904,543	-	6,904,543
Issuance of vested stock options in connection with acquisition of American Robotics, Inc.	-	-	380,330	-	380,330
Restricted stock units issued	152,410	15	(15)	-	-
Shares issued in exercise of options	47,846	5	99,993	-	99,998
Shares issued in exercise of warrants	139,605	14	1,361,134	-	1,361,148
Forgiveness of accrued officer’s salary	-	-	135,103	-	135,103
Net loss	-	-	-	(15,023,842)	(15,023,842)

Balance, December 31, 2021	40,990,604	$4,099	$192,502,122	$(80,273,389)	$112,232,832

Balance, December 31, 2021	40,990,604	$4,099	$192,502,122	$(80,273,389)	$112,232,832
Stock-based compensation	-	-	5,857,435	-	5,857,435
Issuance of shares in connection with acquisition of Ardenna, Inc.	780,000	78	5,943,522	-	5,943,600
Issuance of shares per ATM agreement (net of offering costs)	864,674	86	6,090,330	-	6,090,416
Issuance of shares in connection with acquisition of asset from Field of View LLC	16,000	2	75,518	-	75,520
Issuance of shares for payment on convertible debt	415,161	42	1,199,958	-	1,200,000
Delivery of shares for restricted stock units	1,011,165	101	(101)	-	-
Shares issued in exercise of options	31,057	3	64,906	-	64,909
Net loss	-	-	-	$(73,241,805)	(73,241,805)

Balance, December 31, 2022	44,108,661	$4,411	$211,733,690	$(153,515,194)	$58,222,907

The accompanying footnotes are an integral part of these consolidated financial statements.

ONDAS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(73,241,805)	$(15,023,842)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	449,458	116,231
Amortization of debt discount and issuance cost	3,545,843	120,712
Provision for obsolete inventory	-	100,254
PPP Loan forgiveness	-	(666,091)
Amortization of intangible assets	3,570,090	1,396,364
Deferred income taxes, release of valuation allowance	-	(2,921,982)
Amortization of right of use asset	833,940	302,931
Retirement of assets	382,060	-
Impairment of goodwill	19,419,600	-
Loss on Intellectual Property	12,343	97,789
Stock-based compensation	5,857,435	3,253,590
Changes in operating assets and liabilities:
Accounts receivable	1,108,919	(1,153,315)
Inventory	(994,672)	(126,494)
Other current assets	(300,003)	(696,280)
Accounts payable	554,744	(86,658)
Deferred revenue	(450,889)	314,370
Operating lease liability	(684,205)	(336,432)
Accrued expenses and other current liabilities	1,974,066	(1,586,563)
Net cash flows used in operating activities	(37,963,076)	(16,895,416)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(49,501)	(104,112)
Purchase of equipment	(2,880,900)	(923,718)
Cash paid for Ardenna Inc. asset acquisition	(900,000)	-
Purchase of American Robotics, Inc., net of cash acquired	-	(6,517,338)
Investment in Dynam A.I.	(1,000,000)	(500,000)
Cash paid for Field of View LLC asset acquisition	(104,167)	-
Security deposit	-	(165,463)
Cash disbursement on note receivable	(2,000,000)	(2,000,000)
Net cash flows used in investing activities	(6,934,568)	(10,210,631)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of costs	-	47,523,569
Proceeds from exercise of stock options and warrants	64,909	1,461,146
Proceeds from convertible notes payable, net of issuance costs	27,702,292	-
Payments on loan payable	-	(7,124,278)
Proceeds from sale of shares under ATM agreement	6,090,416	-
Net cash flows provided by financing activities	33,857,617	41,860,437

Increase (Decrease) in cash and cash equivalents	(11,040,027)	14,754,390
Cash and cash equivalents, beginning of period	40,815,123	26,060,733
Cash and cash equivalents, end of period	$29,775,096	$40,815,123

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$14,187	$1,042,737
Cash paid for income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Forgiveness of accrued officer’s salary	$-	$135,103
Debt exchanged for common stock	$1,200,000	$-
Common stock, warrants and forgiveness of note receivable in relation to acquisition of American Robotics	$-	$61,811,179
Non-cash consideration for purchase of intangible assets	$6,019,120	$-
Operating leases right-of-use assets obtained in exchange of lease liabilities	$2,928,911	$937,245

The accompanying footnotes are an integral part of these consolidated financial statements.

ONDAS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company

Ondas Holdings Inc. (“Ondas Holdings”, “Ondas”, the “Company,” “we,” or “our”) was originally incorporated in Nevada on December 22, 2014, under the name of Zev Ventures Incorporated. On September 28, 2018, we acquired Ondas Networks Inc., a Delaware corporation (“Ondas Networks”), and changed our name to Ondas Holdings Inc. On August 5, 2021, we acquired American Robotics, Inc. (“American Robotics” or “AR”), a Delaware corporation. On January 23, 2023, we acquired Airobotics, Ltd. (“Airobotics”), an Israeli-based developer of autonomous drone systems. See Note 16 – Subsequent Events.

As a result of these acquisitions, Ondas Networks, American Robotics and Airobotics became our wholly owned subsidiaries. These three wholly owned subsidiaries are now Ondas’ primary focus. Ondas’ corporate headquarters are located in Waltham, Massachusetts. Ondas Networks has offices and facilities in Sunnyvale, California, American Robotics’ offices and facilities are located in Waltham, Massachusetts and Marlborough, Massachusetts, and Airobotics’ offices and facilities are located in Petah Tikva, Israel.

Ondas has a fourth wholly owned subsidiary, FS Partners (Cayman) Limited, a Cayman Islands limited liability company (“FS Partners”), and one majority owned subsidiary, Full Spectrum Holding Limited, a Cayman Islands limited liability company (“FS Holding”). FS Partners and FS Holding were both formed for the purpose of operating in China. As of December 31, 2019, we revised our business strategy, and discontinued all operations in China. Both FS Partners and FS Holding had no operations for the years ended December 31, 2022 and 2021, and these entities have been dissolved as of January 4, 2023.

Business Activity

Ondas is a leading provider of private wireless, drone, and automated data solutions through its wholly owned subsidiaries Ondas Networks and American Robotics and Airobotics.

On February 14, 2023, the Company announced the formation of Ondas Autonomous Systems, a new business unit to manage the combined drone operations of wholly owned subsidiaries American Robotics and Airobotics. Ondas Networks and Ondas Autonomous Systems together provide users in rail, energy, mining, agriculture, public safety and critical infrastructure and government markets with improved connectivity, data collection capabilities, and data collection and information processing capabilities. We operate Ondas Networks and Ondas Autonomous Systems as separate business segments.

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

Ondas Autonomous Systems

Our Ondas Autonomous Systems business unit designs, develops, and markets commercial drone solutions via the Optimus System™ and Scout System™ (the “Autonomous Drone Platforms”).

The Autonomous Drone Platforms are highly automated, AI-powered drone systems capable of continuous, remote operation and are marketed as “drone-in-a-box” turnkey data solution services. They are deployed for critical industrial and government applications where data and information collection and processing are required. These use cases include public safety, security and smart city deployments where routine, high-resolution automated emergency response, mapping, surveying, and inspection services are highly valued, in addition to industrial markets such as oil & gas, rail and ports which emphasize security and inspection solutions. The Autonomous Drone Platforms are typically provided to customers under a Data-as-a-Service (DaaS) business model, while some customers will choose to purchase and own and operate an Optimus Systems™.

American Robotics and Airobotics have industry leading regulatory successes which include having the first drone system approved by the Federal Aviation Administration (“FAA”) for automated operation beyond-visual-line-of-sight (BVLOS) without a human operator on-site.

In addition to the Autonomous Drone Platforms, Ondas Autonomous Systems offers a counter-drone system called the Raider™. The Raider™ was developed by Iron Drone and is deployed by government and enterprise customers to provide security and protect critical infrastructure, assets and people from the threat of hostile drones. Airobotics acquired the assets of Iron Drone on March 6, 2023.

Autonomous Drone Platforms

We design, develop and manufacture autonomous drone systems, providing high-fidelity, ultra-high-resolution aerial data to enterprise and government customers. We currently prioritize the marketing of our Optimus System™ which provides customers with a turnkey data and information solution and the ability to continuously digitize, analyze, and monitor their assets and field operations in real-time or near real-time. We believe the market opportunity for our Scout System™ remains significant. As we drive market adoption with the Optimus platform, we anticipate re-introducing the Scout platform including newly enhanced versions to help segment the market for different use cases and price points.

The Optimus System™ has been designed from the ground up as an end-to-end product capable of continuous unattended operations in the real world. Powered by innovations in robotics automation, machine vision, edge computing, and AI, the Optimus System™ provides efficiencies as a drone solution for commercial use. Once installed in the field at customer locations, a fleet of connected Optimus Systems™, which are often deployed as networked drone infrastructure, which we refer to as Urban Drone Infrastructure, remains indefinitely in an area of operation, automatically collecting and seamlessly delivering data and information regularly and reliably.

 We market the Optimus System™ under a DaaS business model, whereby our drone platform aggregates customer data and provides the data analytics meeting customer requirements in return for an annual subscription fee. Some customers purchase Optimus Systems™ to own and operate themselves. We also engage distributors to assist in the sales and marketing of our Optimus System™ in geographic markets where its more cost effective to identify and service potential customers by engaging local third parties. These distribution agreements can include joint ventures, where Ondas Autonomous Systems will provide technical expertise to support the joint venture partner in the provision of aerial data services to customers.

The Optimus System™ consists of (i) Optimus™, a highly automated, AI-powered drone with advanced imaging payloads (ii) the Airbase™, a ruggedized weatherproof base station for housing, battery swapping, battery charging, payload swapping, data processing, and cloud transfer, and (iii) Insightful™, a secure web portal and API which enables remote interaction with the system, data, and resulting analytics anywhere in the world. These major subsystems are connected via a host of supporting technologies. Airbase™ has internal robotic systems that enable the automated swapping of batteries and payloads. Automated battery swapping allows for 24/7 operation of the Optimus as the Optimus drone can immediately be redeployed after returning to the dock for a battery swap. Similarly, the ability to autonomously swap sensors and advanced payloads without human intervention allows for the Optimus System™ to provide multiple applications and use cases from a single location.

American Robotics and Airobotics have industry leading regulatory successes which include having the first drone system approved by the FAA for automated operation BVLOS without a human operator or visual observer on-site. American Robotics’ FAA approvals were enabled by integrating a suite of proprietary technologies, including Detect-and-Avoid (“DAA”) and other proprietary intelligent safety systems into its autonomous drone platform, which we plan to integrate into the Optimus System™. Airobotics is in the advanced stages of receiving approval for Type Certification (“TC”) from the FAA for the Optimus UAV. TC approval will enable expanded operation for the Optimus System™ in the United States including flight operations in populated areas.

The Raider™

The Raider™ is a counter-drone system, which was designed and developed by Iron Drone, that we are marketing to government and enterprise customers who can utilize the system for security and the protection of critical infrastructure, assets and people from the threat of hostile drones. A typical Raider™ deployment location would include sensitive locations such as borders, stadiums or schools, or near critical assets such as power plants and military bases, and for high profile locations such as amusement parks or where public events are held.

The Raider™ is designed to detect, track and intercept unauthorized, or hostile unmanned aircraft and is most often sold with three small UAVs that are housed in a docking station. The Raider UAV has live video capability and a payload containing a net that can be deployed to intercept a hostile drone. Upon detection of an unauthorized drone, one or more Raider™ UAVs can be autonomously deployed at high speeds to track the unauthorized aircraft. If the unauthorized aircraft is deemed hostile, the Raider™ UAV can deploy the netting to physically intercept the aircraft. A parachute integrated with the netting allows the intercepted drone to safely fall to the ground for collection by our customer.

Liquidity

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. On December 31, 2022, we had stockholders’ equity of approximately $58,223,000. On December 31, 2022, we had net long-term borrowings outstanding of approximately $15,147,000 and short-term borrowings outstanding of approximately $14,901,000, net of debt discount and issuance costs of approximately $3,252,000. On December 31, 2022, we had cash of approximately $29,775,000 and working capital of approximately $14,200,000.

In June 2021, the Company completed a registered public offering of its common stock, generating net proceeds of approximately $47,524,000. In October 2022, the Company entered into a convertible debt agreement, which provided cash proceeds of approximately $27,660,000. Also in 2022, the Company raised approximately $6,090,000 through the ATM Offering. We believe the funds raised in 2021 and 2022, the remaining fund availability under the ATM Offering and 2022 Convertible Promissory Notes, in addition to growth in revenue expected as the Company executes its business plan, will fund its operations for at least the next twelve months from the issuance date of the accompanying financial statements.

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

The Company’s business, financial condition and results of operations were impacted from the COVID-19 pandemic for the years ended December 31, 2022 and 2021 as follows:

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

The Company expects its business, financial condition and results of operations will be impacted from the COVID-19 pandemic during 2023, primarily due to supply chain disruptions due to pandemic-related plant and port shutdowns, transportation delays, government actions and other factors, which may be beyond our control. The global shortage of certain components such as semiconductor chips, strains on production or extraction of raw materials, cost inflation, and labor and equipment shortages, could escalate in future quarters. Labor shortages have led and may continue to lead to difficult conditions for hiring and retention of employees, and increased labor costs. Further, the COVID-19 pandemic is ongoing and remains an unknown risk for the foreseeable future. The extent to which the coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus. As a result, the Company is unable to reasonably estimate the full extent of the impact from the COVID-19 pandemic on its future business, financial condition and results of operations. In addition, if the Company were to experience any new impact to its operations or incur additional unanticipated costs and expenses as a result of the COVID-19 pandemic, such operational delays and unanticipated costs and expenses there could be a further adverse impact on the Company’s business, financial condition and results of operations during the year ended December 31, 2023.

Inflation Reduction Act of 2022 and Tax Cuts and Jobs Act of 2017

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

Under the Tax Cuts and Jobs Act of 2017, we are required to capitalize R&D expenses for tax purposes and amortize over five years for domestic based expenses and fifteen years for foreign expenses. Given our tax net operating loss carryforward position we do not expect this change to have a material impact on our financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, Ondas Networks, American Robotics, and FS Partners, and our majority owned subsidiary, FS Holding. All inter-company accounts and transactions between these entities have been eliminated in these consolidated financial statements.

Business Combinations

We utilize the purchase method of accounting for business combinations. This method requires, among other things, that results of operations of acquired companies are included in Ondas’ results of operations beginning on the respective acquisition dates and that assets acquired, and liabilities assumed are recognized at fair value as of the acquisition date. Any excess of the fair value of consideration transferred over the fair values of the net assets acquired is recognized as goodwill. Contingent consideration liabilities are recognized at the estimated fair value on the acquisition date; these are recorded in either other accruals within current liabilities (for expected payments in less than a year) or other non-current liabilities (for expected payments in greater than a year), both on our consolidated balance sheets. Subsequent changes to the fair value of contingent consideration liabilities are recognized in other income (expense) in the Consolidated Statements of Operations. Contingent consideration payments made soon after the acquisition date are classified as investing activities in the consolidated statements of cash flows. Contingent consideration payments not made soon after the acquisition date that are related to the acquisition date fair value are reported as financing activities in the consolidated statements of cash flows, and amounts paid in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows. The fair value of assets acquired, and liabilities assumed in certain cases, may be subject to revision based on the final determination of fair value during a period of time not to exceed 12 months from the acquisition date. Legal costs, due diligence costs, business valuation costs and all other business acquisition costs are expensed when incurred.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair values of the underlying net assets of an acquired business. The Company tests goodwill for impairment on an annual basis during the fourth quarter of its fiscal year, or immediately if conditions indicate that such impairment could exist. The Company evaluates qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value and whether it is necessary to perform goodwill impairment process. The impairment of Goodwill was $19,419,600 and $0 for the years ended December 31, 2022 and 2021, respectively, see Note 5 – Goodwill and Business Acquisition, for further details.

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

Segment Information

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The Company’s CODM is its Chief Executive Officer. The Company determined it has two reportable segments: Ondas Networks and Ondas Autonomous Systems as the CODM reviews financial information for these two businesses separately. The Company has no inter-segment sales.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. On December 31, 2022 and 2021, we had no cash equivalents. The Company periodically monitors its positions with, and the credit quality of the financial institutions with which it invests. Periodically, throughout the year, and as of December 31, 2022, the Company has maintained balances in excess of federally insured limits. As of December 31, 2022, the Company was approximately $29,268,000 in excess of federally insured limits.

Accounts Receivable

Accounts receivable are stated at a gross invoice amount less an allowance for credit losses. We estimate allowance for credit losses by evaluating specific accounts where information indicates our customers may have an inability to meet financial obligations, such as customer payment history, credit worthiness and receivable amounts outstanding for an extended period beyond contractual terms. We use assumptions and judgment, based on the best available facts and circumstances, to record an allowance to reduce the receivable to the amount expected to be collected. These allowances are evaluated and adjusted as additional information is received. We had no allowance for credit losses as of December 31, 2022 and 2021.

Inventory

Inventories, which consist solely of raw materials, work in process and finished goods, are stated at the lower of cost (first-in, first-out) or net realizable value, net of reserves for obsolete inventory. We continually analyze our slow-moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. On December 31, 2022 and 2021, such reserves were $100,254.

Inventory consists of the following:

	December 31, 2022	December 31, 2021
Raw Material	$2,041,776	$1,153,254
Work in Process	89,080	65,192
Finished Goods	142,415	60,153
Less Inventory Reserves	(100,254)	(100,254)
Total Inventory, Net	$2,173,017	$1,178,345

Property and Equipment

All additions, including improvements to existing facilities, are recorded at cost. Maintenance and repairs are charged to expense as incurred. Depreciation of property and equipment is principally recorded using the straight-line method over the estimated useful lives of the assets. The estimated useful lives typically are (i) three to seven years for computer equipment and software, (ii) five years for vehicles and base stations, (iii) five to seven years for furniture and fixtures, and (iv) two years for drones. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. Upon the disposal of property, the asset and related accumulated depreciation accounts are relieved of the amounts recorded therein for such items, and any resulting gain or loss is recorded in operating expenses in the year of disposition.

Software

Costs incurred internally in researching and developing a software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to production. The amortization of these costs is included in cost of revenue over the estimated life of the products. As of December 31, 2022 and 2021, the Company had no internally developed software.

Impairment of Long-Lived Assets

Long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair market value is determined primarily using the projected future undiscounted cash flows.

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

The Company had no financial instruments that are required to be valued at fair value as of December 31, 2022 and 2021.

Deferred Offering Costs

The Company capitalizes within other assets, certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financings. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses. For the years ended December 31, 2022 and 2021, the Company recorded reduction in proceeds received of $35,841 and $390,032, respectively, related to the ATM Offering and 2021 Public Offering, respectively. See Note 11 – Stockholders’ Equity. For the years ended December 31, 2022 and 2021, the Company expensed offering costs of $45,283 and $0, respectively. The deferred offering costs outstanding as on December 31, 2022 and 2021, was $145,293 and $0, respectively.

Deferred Financing Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with the issuance of notes payable, elsewhere referred to as issuance costs. These issuance costs are amortized on a straight-line basis over the term of the related note payable, which approximates the amortization we would have recorded under the effective interest method. See Note 10 – Long-Term Notes Payable.

Income Taxes

The Company files a consolidated tax return for federal purposes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with GAAP, we recognize the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur. We recognize both interest and penalties related to uncertain tax positions as part of the income tax provision.

Share-Based Compensation

We calculate share-based compensation expense for option awards (“Share-based Award(s)”) based on the estimated grant/issue date fair value using the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) and recognize the expense on a straight-line basis over the vesting period. We account for forfeitures as they occur. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period in determining the fair value of Share-based Awards. The expected term is based on the “simplified method”, due to the Company’s limited option exercise history. Under this method, the term is estimated using the weighted average of the service vesting period and contractual term of the option award. As the Company does not yet have sufficient history of its own volatility, the Company has identified several public entities of similar size, complexities and industry and calculates historical volatility based on the volatilities of these companies. Although we believe our assumptions used to calculate share-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

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

Shipping and Handling

We expense all shipping and handling costs as incurred. These costs are included in Cost of goods sold on the accompanying Consolidated Statements of Operations.

Advertising and Promotional Expenses

We expense advertising and promotional costs as incurred. We recognized expense of $80,934 and $28,142 for the years ended December 31, 2022, and 2021, respectively. These costs are included in Sales and marketing on the accompanying Consolidated Statements of Operations.

Post-Retirement Benefits:

We have one 401(k) Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this 401(k) Plan, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. We recognized expense of $351,837 and $84,303 for the years ended December 31, 2022, and 2021, respectively.

Revenue Recognition

Ondas has two business segments that generate revenue: Ondas Networks and Ondas Autonomous Systems. Ondas Networks generates revenue from product sales, services, and development projects. American Robotics, as part of the Ondas Autonomous Systems segment, generates revenue through data subscription services.

Ondas Networks is engaged in the development, marketing, and sale of wireless radio systems for secure, wide area mission-critical, business-to-business networks. Ondas Networks generates revenue primarily from the sale of our FullMAX System and the delivery of related services, along with non-recurring engineering (“NRE”) development projects with certain customers.

American Robotics generates revenue by selling a data subscription service to its customers based on the information collected by their autonomous systems. The customer pays for a monthly, annual, or multi-annual subscription service to remotely access the data collected by their autonomous systems.

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

Subscription revenue is recognized on straight line basis over the length of the customer subscription agreement. If a subscription payment is received prior to installation and operation of their autonomous systems, it is held in deferred revenue and recognized after operation commences over the length of the subscription service.

Collaboration Arrangements within the Scope of ASC 808, Collaborative Arrangements

The Company’s development revenue includes contracts where the Company and the customer work cooperatively to develop software and hardware applications. The Company analyzes these contracts to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and are therefore within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements that are deemed to be within the scope of ASC 808, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company’s policy is generally to recognize amounts received from collaborators in connection with joint operating activities that are within the scope of ASC 808 as a reduction in research and development expense. As of December 31, 2022 and 2021, the Company has not identified any contracts with its customers that meet the criteria of ASC 808.

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

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the products or services promised within each contract and determines those that are performance obligations and assesses whether each promised product or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current, and forecasted) that is reasonably available. Sales and other taxes collected on behalf of third parties are excluded from revenue. For the years ended December 31, 2022 and 2021, none of our contracts with customers included variable consideration.

Contracts that are modified to account for changes in contract specifications and requirements are assessed to determine if the modification either creates new or changes the existing enforceable rights and obligations. Generally, contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. For the years ended December 31, 2022 and 2021, there were no modifications to contract specifications.

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

Development revenue is comprised primarily of non-recurring engineering service contracts to develop software and hardware applications for various customers. For Ondas Networks, in 2022, a significant portion of this revenue is generated from one parent customer whereby Ondas Networks is to develop such applications to interoperate within the customers infrastructure. For these contracts, Ondas Networks and the customers work cooperatively, whereby the customers’ involvement is to provide technical specifications for the product design, as well as, to review and approve the project progress at various markers based on predetermined milestones. The products developed are not able to be sold to any other customer and are based in part upon existing Ondas Networks and customer technology. Development revenue is either recognized at the point in time when those services have been provided to the customer and the performance obligation has been satisfied recognized, or as services are provided over the life of the contract as Ondas Networks has an enforceable right to payment for services completed to date and there is no alternative use of the product, depending on the contract.

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

American Robotics generates revenue by selling a data subscription service to its customers based on the information collected by their autonomous systems. The customer pays for a monthly, annual, or multi-annual subscription service to remotely access the data collected by their autonomous systems. American Robotics’ payment terms vary and range from Net 30 to Net 60 days from the date of the invoices for product and services related revenue.

Disaggregation of Revenue

The following tables present our disaggregated revenues by Type of Revenue and Timing of Revenue.

	Years Ended December 31,
	2022	2021
Type of Revenue
Product revenue	$872,660	$405,570
Service and subscription revenue	319,140	96,933
Development revenue	934,017	2,401,474
Other revenue	-	2,794
Total revenue	$2,125,817	$2,906,771

Of the service and subscription revenue above, $194,140 and $66,617 represents American Robotics subscription revenue for the years ended December 31, 2022 and 2021, respectively.

	Years Ended December 31,
	2022	2021
Timing of Revenue
Revenue recognized point in time	$872,660	$438,413
Revenue recognized over time	1,253,157	2,468,358
Total revenue	$2,125,817	$2,906,771

Of the revenue recognized over time above, $194,140 and $66,617 represents American Robotics subscription revenue for the years ended December 31, 2022 and 2021, respectively.

Contract Assets and Liabilities

We recognize a receivable or contract asset when we perform a service or transfer a good in advance of receiving consideration. A receivable is recorded when our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. A contract asset is recorded when our right to consideration in exchange for goods or services that we have transferred or provided to a customer is conditional on something other than the passage of time. We did not have any contract assets recorded on December 31, 2022 and 2021.

We recognize a contract liability when we receive consideration, or if we have the unconditional right to receive consideration, in advance of satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. The table below details the activity in our contract liabilities during the years ended December 31, 2022 and 2021, and the balance at the end of each year is reported as deferred revenue in the Company’s consolidated balance sheet.

	Years Ended December 31,
	2022	2021
Balance, beginning of year	$512,397	$165,035
Additions	527,268	2,238,137
Transfer to revenue	(978,157)	(1,890,775)
Balance, end of year	$61,508	$512,397

Warranty Reserve

For our software and hardware products, we provide a limited one-year assurance-type warranty and for our development service, we provide no warranties. The assurance-type warranty covers defects in material and workmanship only. If a software or hardware component is determined to be defective after being tested by the Company within the one-year, the Company will repair, replace or refund the price of the covered hardware and/or software to the customer (not including any shipping, handling, delivery or installation charges). We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance-type warranties and has determined that the estimated outstanding warranty obligations on December 31, 2022 and 2021 are immaterial to the Company’s financial statements.

Leases

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. During the year ended December 31, 2022, the Company’s operating leases consisted of office space in Sunnyvale, CA (the “Gibraltar Lease”), Marlborough, MA (the “American Robotics Lease”), and Waltham, MA (the “Waltham Lease”). For the year ended December 31, 2021, the Company’s operating leases consisted of office space in Sunnyvale, CA (the “Gibraltar Lease”) and Marlborough, MA (the “American Robotics Lease”).

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

On October 8, 2021, American Robotics entered into an 86-month operating lease for space in Waltham, MA. The Waltham Lease commenced on March 1, 2022 and is scheduled to terminate on April 30, 2029, wherein the base rate is $39,375 per month, increasing 3% annually, with a security deposit in the amount of $104,040. These facilities also serve as Ondas corporate headquarters.

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

Lease Costs

	Years ended December 31,
	2022	2021
Components of total lease costs:
Operating lease expense	$1,151,453	$522,012
Common area maintenance expense	103,691	42,738
Short-term lease costs (1)	48,870	45,498
Total lease costs	$1,304,014	$610,248

(1)	Represents short-term leases with an initial term of 12 months or less, which are immaterial.

Lease Positions as of December 31, 2022 and 2021

ROU lease assets and lease liabilities for our operating leases were recorded in the consolidated balance sheet as follows:

	December 31,
	2022	2021
Assets:
Operating lease assets	$2,930,996	$836,025
Total lease assets	$2,930,996	$836,025

Liabilities:
Operating lease liabilities, current	$580,593	$550,525
Operating lease liabilities, net of current	2,456,315	241,677
Total lease liabilities	$3,036,908	$792,202

Other Leases Information

	Years ended December 31,
	2022	2021
Operating cash flows for operating leases	$878,627	$525,938

Weighted average remaining lease term (in years)- operating lease	5.86	1.48
Weighted average discount rate – operating lease	5.78%	10.93%

Undiscounted Leases Cash Flows

Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet on December 31, 2022, as follows:

Years ending December 31,
2023	$730,592
2024	508,208
2025	513,900
2026	529,320
2027	545,250
Thereafter	752,490
Total future minimum lease payments	$3,579,760
Lease imputed interest	(542,852)
Total	$3,036,908

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average shares of common stock outstanding for each period. Diluted net loss per share is the same as basic net loss per share since the Company has net losses for each period presented.

The following potentially dilutive securities for the years ended December 31, 2022 and 2021 have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	Years Ended December 31,
	2022	2021
Warrants to purchase common stock	1,901,802	3,305,854
Options to purchase common stock	2,412,286	687,448
Potential shares issuable under 2022 Convertible Promissory Notes	24,177,835	-
Restricted stock units	1,111,617	1,958,172
Total potentially dilutive securities	29,603,540	5,951,474

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits. As of December 31, 2022, the Company was approximately $29,268,291 in excess of federally insured limits.

Credit is extended to customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintains an allowance for credit losses.

Concentration of Customers

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue. Revenue from significant customers, those representing 10% or more of total revenue, was composed of one customer accounting for 89% of the Company’s revenue for the year ended December 31, 2022. Two customers accounted for 55% and 41% of the Company’s revenue for the year ended December 31, 2021, respectively.

Accounts receivable from significant customers, those representing 10% or more of the total accounts receivable, were composed of two customers accounting for 67% and 33%, respectively, of the Company’s accounts receivable balance as of December 31, 2022. Two customers accounted for 54% and 36% of the Company’s accounts receivable balance as of December 31, 2021, respectively.

Recently Adopted Accounting Pronouncements

In May 2021, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2021-04—Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU are effective for public and nonpublic entities for fiscal years beginning after December 15, 2021, and interim periods with fiscal years beginning after December 15, 2021. Early adoption was permitted, including adoption in an interim period. The adoption of this pronouncement during the year ended December 31, 2022 had no impact on our accompanying consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments by reducing the number of accounting models that require separate accounting for embedded conversion features. ASU 2020-06 also simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification and makes targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance. This update will be effective for the Company’s fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Entities can elect to adopt the new guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company has elected to adopt the standard early using the modified retrospective method of transition with effect from January 1, 2022. At the time of adoption this did not have a material impact on the consolidated financial statements. However, ASU 2020-06 precluded the Company from having to record a derivative liability for convertible notes entered into during the year ended December 31, 2022.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

On June 30, 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-03, which (1) clarifies existing guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and (2) introduces new disclosure requirements for equity securities subject to contractual sale restrictions. The ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security. Instead, the contractual sale restriction is a characteristic of the reporting entity. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value. Additionally, the ASU clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company has evaluated the effects of the adoption of ASU No. 2022-03, and it will have no impact on its consolidated financial statements.

In March 2022, FASB issued Accounting Standards Update (ASU) No. 2022-02, Financial Instruments—Credit Losses: Troubled Debt Restructurings and Vintage Disclosures, as an amendment to ASU No. 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Regarding Troubled Debt Restructurings by Creditors, this amendment eliminates the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Regarding Vintage Disclosures—Gross Writeoffs, this amendment requires that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. For entities that have not yet adopted the amendments in Update 2016-13, ASU No. 2022-02 is effective for fiscal years beginning after December 15, 2022. The Company has evaluated the effects of the adoption of ASU No. 2022-02, and it will have no impact on its consolidated financial statements.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. The new guidance creates an exception to the general recognition and measurement principles of ASC 805, Business Combinations. The new guidance should be applied prospectively and is effective for all public business entities for fiscal years beginning after December 15, 2022 and include interim periods. The guidance is effective for all other entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company has evaluated the effects of the adoption of ASU No. 2021-08, and it will have no impact on its consolidated financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models previously used under U.S. generally accepted accounting principles, which generally require that a loss be incurred before it is recognized. The new standard also applies to financial assets arising from revenue transactions such as contract assets and accounts receivables. For public business entities that meet the definition of an SEC filer, excluding entities eligible to be SRCs as defined by the SEC, ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019. All other entities, ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2022. The Company has evaluated the effects of the adoption of ASU No. 2016-13, and it did not have a material impact on its consolidated financial statements.

Reclassification

Certain amounts reported in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 3 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	Years Ended December 31,
	2022	2021
Prepaid insurance	$782,538	$1,026,212
Other prepaid expenses	957,388	423,398
Other receivables	9,687	-
Total other current assets	$1,749,613	$1,449,610

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Years Ended December 31,
	2022	2021

Vehicles	$149,916	$149,916
Computer equipment	348,408	183,869
Furniture and fixtures	461,352	141,053
Software	161,284	88,284
Leasehold improvements	2,093,812	37,401
Development equipment	342,142	56,275
Base stations	-	117,850
Drones	-	54,969
Construction in progress	330,541	627,044
	3,887,455	1,456,661
Less: accumulated depreciation	(787,568)	(424,662)
Total property and equipment	$3,099,887	$1,031,999

Depreciation expense for the years ended December 31, 2022 and 2021 was $449,458 and $116,231, respectively. For the years ended December 31, 2022 and 2021, due to obsolescence, Base station and Drone assets with a net-book value totaling $382,060 and $0, respectively, were written off.

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

Also, on the Closing Date, the Company entered into employment agreements and issued 1,375,000 restricted stock units (“RSUs”) under the Company’s incentive stock plan to key members of American Robotics’ management. These RSUs vest in equal installments on the next three anniversaries of the Closing Date and vesting is contingent on the individuals remaining employed by the Company. These RSUs are not included in purchase consideration and are expensed ratably over the service period. They were valued at the closing market price on the Closing Date. The compensation expense recognized for the years ended December 31, 2022 and 2021, in respect of these restricted stock units, was $3,554,748 and $1,452,385, respectively. As of December 31, 2022 and 2021 the unrecognized compensation expense was $5,690,367 and $9,245,115, respectively.

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

Our results for the year ended December 31, 2022 and 2021 include results from American Robotics between August 6, 2021 and December 31, 2022. The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of American Robotics had occurred on January 1, 2021. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred on January 1, 2021 or what the Company’s operating results will be in future periods.

(Unaudited) Year Ended December 31,
2021
Revenue, net	$2,967,591
Net loss	$(23,974,346)
Basic Earnings Per Share	$(0.56)
Diluted Earnings Per Share	$(0.56)

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

Airobotics Ltd

On January 23, 2023, the Company acquired Airobotics, Ltd. See Note 16 - Subsequent Events for further information regarding the Airobotics acquisition.

Promissory Note

During the year ended December 31, 2022, the Company made a loan to Airobotics in the aggregate amount of $2,000,000 million. The note carries interest at a rate of 6% per annum. The principal and any accrued and unpaid interest were due on February 15, 2023. On February 15, 2023, the note was extended until March 31, 2023. As of and for the year ended December 31, 2022, the Company recorded $25,542 of interest receivable and interest income related to the note in the Consolidated Balance Sheets and Consolidated Statements of Operations, respectively.

Goodwill Impairment

The Company has goodwill acquired as part of the American Robotics acquisition in 2021. The changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021, are as follows:

American Robotics
Balance as of January 1, 2021	$-
Goodwill acquired during the year	45,026,583
Balance as of December 31, 2021	45,026,583
Impairment loss	(19,419,600)
Balance as of December 31, 2022	$25,606,983

Goodwill is tested for impairment in the fourth quarter after the annual forecasting process. The Company initially carried out a qualitative analysis and determined that because of changes in market conditions as well as a slower increase in revenue than previously forecast, it was more likely than not that goodwill was impaired. The Company engaged a third-party service provider to carry out a valuation of the American Robotics entity. Using a discounted cash flow analysis and revised forecasts for revenue and cash flows that are lower than the previous valuation, it was determined that the fair value of the entity was lower than the carrying value as of December 31, 2022, and an impairment of $19,419,600 was recognized in operating expenses in the Consolidated Statements of Operations for the year ending December 31, 2022.

NOTE 6 – INTANGIBLE ASSETS

The components of intangible assets, all of which are finite lived, were as follows:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life

Patents	$82,431	$(27,331)	$55,100	$75,266	$(13,077)	$62,189	10
Patents in process	119,760	-	119,760	89,767	-	89,767	N/A
Licenses	241,909	(65,665)	176,244	241,909	(41,472)	200,437	10
Trademarks	3,230,000	(453,242)	2,776,758	3,230,000	(130,242)	3,099,758	10
FAA waiver	5,930,000	(832,113)	5,097,887	5,930,000	(239,113)	5,690,887	10
Developed technology	23,270,614	(2,752,353)	20,518,261	16,120,000	(650,000)	15,470,000	10
Non-compete agreements	840,000	(840,000)	-	840,000	(338,710)	501,290	1
Customer relationships	60,000	(16,839)	43,161	60,000	(4,839)	55,161	5
	$33,774,714	$(4,987,543)	$28,787,171	$26,586,942	$(1,417,453)	$25,169,489

Amortization expense for years ended December 31, 2022 and 2021 was $3,570,091 and $1,396,364, respectively.

We recognized losses on intellectual property of $12,343 and $97,789 due to expiration of patent applications for the years ended December 31, 2022 and 2021, respectively.

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

On August 31, 2022, the Company entered into the asset purchase agreement with Field of View LLC, a North Dakota limited liability company. The total purchase consideration consisted of $250,000 of cash payable in monthly instalments over twelve months, and $75,520 shares of the Company’s common stock, representing 16,000 shares (“FOV Consideration Shares”). The asset purchase agreement restricts the holder from transferring the FOV Consideration Shares for 180 days from the closing date, subject to certain exceptions. The Company acquired computer and research and development equipment amounting to $18,506 and intangibles for developed technology for $307,014. As of December 31, 2022, the equity was issued in full and cash paid amounted to $104,167 the balance payable of $145,333 being accounted for as accrued purchase consideration included in accrued expenses and other current liabilities payable over twelve months

Estimated amortization expense for the next five years for the intangible costs currently being amortized is as follows:

Year Ending December 31,	Estimated Amortization
2023	$3,287,497
2024	$3,287,497
2025	$3,287,497
2026	$3,282,658
2027	$3,275,497
Thereafter	$12,366,528
Total	$28,787,171

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

This long-term equity investment consists of an equity investment in a private company through preferred shares, which are not considered in-substance common stock, that is accounted for at cost, with adjustments for observable changes in prices or impairments, and is classified as long-term equity investment on our consolidated balance sheets with adjustments recognized in other (expense) income, net on our consolidated statements of operations. The Company has determined that the equity investment does not have a readily determinable fair value and elected the measurement alternative. Therefore, the equity investment’s carrying amount will be adjusted to fair value at the time of the next observable price change for the identical or similar investment of the same issuer or when an impairment is recognized. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investment is impaired. The assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. If the investment is impaired, the Company writes it down to its estimated fair value. As of December 31, 2022 and 2021 the long-term equity investment had a carrying value of $1,500,000 and $500,000, respectively.

Our CEO Eric Brock is a director of Dynam. An officer and a director of the Company have invested an aggregate of $35,000 in Dynam as of December 31, 2022.

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	Years Ended December 31,
	2022	2021
Accrued payroll and other benefits	$390,698	$269,725
D&O insurance financing payable	516,619	719,313
Accrued professional fees	792,367	117,008
Accrued purchase consideration	145,833	-
Other accrued expenses and payables	1,246,847	43,861
Total accrued expenses and other current liabilities	$3,092,364	$1,149,907

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

On December 9, 2020, the Company made a $5,000,000 payment to Steward Capital, applying $4,679,958 to principal and $320,042 to accrued interest. On December 31, 2020, the principal balance was $7,003,568, net of debt discount of $120,711 and accreted cost of $550,000. On June 25, 2021, the Company made a final payment of $7,044,750 to Steward Capital, applying $6,574,278 to principal, $404,729 in interest and other fees, and $65,743 in early payment penalties. The agreement was terminated on July 1, 2021. Interest expense for the years ended December 31, 2022 and 2021 was $0 and $426,448, respectively.

NOTE 10 – LONG-TERM NOTES PAYABLE

2017 Convertible Promissory Note

On September 14, 2017, the Company and an individual entered into a convertible promissory note with unilateral conversion preferences by the individual (the “2017 Convertible Promissory Note”). On July 11, 2018, the Company’s Board approved certain changes to the 2017 Convertible Promissory Note wherein the conversion feature was changed from unilateral to mutual between the individual and the Company.

The Company may at any time on or after a qualified public offering convert any unpaid repayment at the IPO conversion price. The conversion price is the lesser of the (i) price per share of Common Stock sold in the Qualified Public Offering, discounted by 20%, and (ii) the price per share of Common Stock based on a pre-money Company valuation of $50 million on a Fully Diluted Basis.

On both December 31, 2022 and 2021, the total outstanding balance of the 2017 Convertible Promissory Note was $300,000. The maturity date of the 2017 Convertible Promissory Note is based on the payment of 0.6% of quarterly gross revenue until 1.5 times the amount of the Note is paid. Accrued interest on December 31, 2022 and 2021 was $40,965 and $40,152, respectively. Interest expense for both years ended December 31, 2022 and 2021 was $15,000.

2022 Convertible Promissory Notes

On October 28, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors pursuant to which we issued convertible notes (“2022 Convertible Promissory Notes”) in the principal amount of $34.5 million, with a debt discount of $4.5 million and issuance costs of $2.3 million. The net amount of proceeds to us from the 2022 Convertible Promissory Notes after deducting the placement agent’s fees and transaction expenses (issuance costs) were approximately $27,703,000. The Company intends to use the net proceeds of the 2022 Convertible Promissory Notes for general corporate purposes, including funding capital, expenditures, or the expansion of its business and providing working capital.

As of December 31, 2022, the total outstanding principal on the 2022 Convertible Promissory Notes was $30,048,135, net of debt discount and issuance costs of $3,251,865.

For the year ended December 31, 2022, we recognized interest expense of $176,629 and amortization expense of $2,358,871 and $1,186,972 related to the debt discount and issuance costs, respectively. The remaining unamortized debt discount of $2,141,129 and issuance costs of $1,110,736 will be amortized via the straight-line method through the maturity date. This method is materially consistent with the interest method under ASC 835. Interest expense and amortization expense of the debt discount and issuance costs are included in Interest expense on the Consolidated Statements of Operations.

The 2022 Convertible Promissory Notes bears interest at the rate of 3% per annum. The 2022 Convertible Promissory Notes are payable in monthly installments beginning on November 1, 2022 through the maturity date of February 28, 2023 (each such date, an “Installment Date”). On each Installment Date, we will make monthly payments by converting the applicable “Installment Amount” (as defined below) into shares of our common stock (an “Installment Conversion”), subject to satisfaction of certain equity conditions, including a minimum $1.50 share price, $500,000 minimum daily volume, and maintaining continued Nasdaq listing requirements among other conditions. If these conditions are not met, installments can be requested in cash. In 2022, we issued 415,161 common shares as a result of Installment Conversion. At each Installment Date the note holder may defer some or all of the amount due until the subsequent Installment Date. In between Installment Dates, the note holder also has the option to accelerate certain portions of principal due. At each Installment Date the price used to exchange outstanding notes into common stock is based on an 8% discount to the lowest volume weighted average price (“VWAP”) of the respective previous five trading days. The maximum conversion price is $4.25 per share.

The “Installment Amount” will equal:

(i)	for all Installment Dates other than the maturity date, the lesser of (x) the Holder Pro Rata Amount of $1,437,500 and (y) the principal amount then outstanding under the Note; and

(ii)	on the maturity date, the principal amount then outstanding under the Note.

Each month, the note holders may accelerate a portion of the note due up to five times the minimum Installment Amount of $1,437,500.

The 2022 Convertible Promissory Notes were issued with a maturity date of February 28, 2023. See Exchange Note in Note 16 - Subsequent Events for a description of an amendment to the 2022 Convertible Promissory Notes executed in January 2023, which includes an extension of the maturity date to October 28, 2024.

A full summary of the 2022 Convertible Promissory Notes, including a full text of the related agreements, are available on the Form 8-K dated October 28, 2022.

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

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2022 and 2021, the Company had 116,666,667 shares of common stock, par value $0.0001 (the “Common Stock”), authorized for issuance, of which 44,108,661 and 40,990,604 shares of our Common Stock were issued and outstanding, respectively.

Preferred Stock

As of December 31, 2022 and 2021, the Company had 10,000,000 shares of preferred stock, par value $0.0001, authorized, of which 5,000,000 shares are designated as Series A Convertible Preferred Stock (“Series A Preferred”) and 5,000,000 shares are non-designated (“blank check”) shares. As of December 31, 2022 and 2021, the Company had no preferred stock outstanding.

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

Form S-3

On January 29, 2021, the Company filed a shelf Registration Statement on Form S-3 for up to $150,000,000 with the SEC (the “Form S-3”) for shares of its Common Stock; shares of its preferred stock, which the Company may issue in one or more series or classes; debt securities, which the company may issue in one or more series; warrants to purchase its Common Stock, preferred stock or debt securities; and units. The Form S-3 was declared effective by the SEC on February 5, 2021. In connection with the 2022 Convertible Promissory Notes, on October 26, 2022, the Company filed a Registration Statement on Form S-3MEF to register an additional $11,696,000 aggregate maximum amount of the Company’s securities. This registration statement became effective upon filing.

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

ATM Offering

On March 22, 2022, the Company, entered into an Equity Distribution Agreement (the “ATM Agreement”) with Oppenheimer. (the “Sales Agent”). Pursuant to the terms of the ATM Agreement, the Company could offer and sell (the “ATM Offering”) from time to time through the Sales Agent, as the Company’s sales agent, up to $50 million of shares Common Stock, (the “ATM Shares”). Sales of the ATM Shares, if any, may be made in sales deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act. The Sales Agent is not required to sell any specific number or dollar amount of ATM Shares but will act as a sales agent using commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules, and regulations and the rules of the Nasdaq Stock Market, on mutually agreed terms between the Sales Agent and the Company. The Sales Agent will receive from the Company a commission of 3.0% of the gross proceeds from the sales of ATM Shares by the Sales Agent pursuant to the terms of the Agreement. Net proceeds from the sale of the ATM Shares will be used for general corporate purposes.

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

During 2022, the Company sold (1) 852,679 ATM Shares through the Sales Agent at an average price of $7.29 with the net proceeds of $6.03 million; (2) 11,995 ATM Shares through the Sales Agent at an average price of $5.62 with the net proceeds of $65 thousand. In connection with the sale of these ATM Shares, the compensation paid by the Company to the Sales Agent was $227,116.

Stock Issued for Convertible Debt

On December 1, 2022 and November 1, 2022, the Company issued 212,450 and 202,711 shares of its common stock, respectively, to the lenders in lieu of cash payments for the outstanding interest and principal on the 2022 Convertible Promissory Notes (See NOTE 10 for further details).

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

As of December 31, 2022, we had Warrants outstanding to purchase an aggregate of 1,901,802 shares of Common Stock with a weighted-average contractual remaining life of approximately 7.47 years, and exercise prices ranging from $0.03 to $7.89 per share, resulting in a weighted average exercise price of $7.63 per share.

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

The assumptions used in the Black-Scholes Model are set forth in the table below.

2021
Stock price	$7.78
Risk-free interest rate	1.23%
Volatility	46.91%
Expected life in years	10
Dividend yield	0.00%

No warrant holders exercised their rights during the year ended December 31, 2022. During the year ended December 31, 2021, certain warrant holders exercised their right to purchase an aggregate of 139,605 shares of the Company’s Common Stock at an exercise price of $9.75 totaling $13,689,507, all of which was received by the Company as of December 31, 2021.

A summary of our Warrants activity and related information follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Shares Under	Exercise	Contractual
	Warrant	Price	Life
Balance on January 1, 2021	1,879,803	$9.16	2.20
Issued	1,565,656	$7.89	4.50
Exercised	(139,605)	$9.75
Balance on December 31, 2021	3,305,854	$8.53	5.20
Expired	(1,404,052)	$9.75
Balance on December 31, 2022	1,901,802	$7.63	7.47

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

Stock Options to Purchase Common Stock

The Company awards stock options to certain employees, directors, and consultants, which represent the right to purchase common shares on the date of exercise at a stated exercise price. Stock options granted to employees generally vest over a two to four-year period and are contingent on ongoing employment. Compensation expenses related to these awards is recognized straight-line over the applicable vesting period. Stock options granted to consultants are subject to the attainment of pre-established performance conditions. The actual number of shares subject to the award is determined at the end of the performance period and may range from zero to 100% of the target shares granted depending upon the terms of the award. Compensation expenses related to these awards is recognized when the performance conditions are satisfied.

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

As of December 31, 2022, we had Stock Options outstanding to purchase an aggregate of 2,412,286 shares of Common Stock with a weighted-average contractual remaining life of approximately 7.58 years, and exercise prices ranging from $3.51 to $6.79 per share, resulting in a weighted average exercise price of $5.77 per share.

As of December 31, 2021, we had Stock Options outstanding to purchase an aggregate of 687,448 shares of Common Stock with a weighted-average contractual remaining life of approximately 8.20 years, and exercise prices ranging from $1.37 to $12.92 per share, resulting in a weighted average exercise price of $6.79 per share.

The assumptions used in the Black-Scholes Model are set forth in the table below.

	2022	2021
Stock price	$3.81 - $6.55	$7.50 - $12.92
Risk-free interest rate	1.82 - 3.95%	0.35 - 0.87%
Volatility	46.42 - 48.96%	45.53 - 53.99%
Expected life in years	5.80 - 6.30	3.00 - 5.89
Dividend yield	0.00%	0.00%

A summary of our Option activity and related information follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance on January 1, 2021	568,006	$7.39	9.40
Granted	336,038	$4.91
Exercised	(47,846)	$2.09
Canceled	(168,750)	$6.39
Balance on December 31, 2021	687,448	$6.79	8.20
Granted	2,094,000	$5.17
Exercised	(31,057)	$2.09
Forfeited	(168,105)	$2.77
Canceled	(170,000)	$6.43
Balance on December 31, 2022	2,412,286	$5.77	7.58
Vested and Exercisable at December 31, 2022	635,288	$7.88	5.78

As of December 31, 2022, total unrecognized compensation expense related to non-vested Options was $2,631,636 which is expected to be recognized over a weighted-average period of 2.21 years.

Total stock-based compensation expense for stock options for the years ended December 31, 2022 and 2021 is as follows:

	Years Ended December 31,
	2022	2021
General and administrative	$536,269	$306,055
Sales and marketing	509,789	-
Research and development	720,554	-
Total stock-based expense related to options	$1,766,612	$306,055

Restricted Stock Units

The Company awards Restricted Stock Units (“RSUs”) to certain employees, directors, which represent a right to receive common stock for each RSU that vests. RSUs granted to employees generally vest in two to four successive equal annual installments with the first vesting date commencing on the first anniversary of the award date and are contingent on continuing employment. RSUs granted to directors generally vest in four to eight successive equal quarterly installments with the first vesting date commencing on the first day of the next calendar quarter, provided that such director is a director of the Company on the applicable vesting dates. Compensation expenses related to these awards is recognized straight-line over the applicable vesting period. As of December 31, 2022 and 2021 the unrecognized compensation expense for RSUs was $6,125,626 and $9,734,567, respectively.

A summary of our RSUs activity and related information follows:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period (Years)
Unvested balance at January 1, 2021	625,000	$2.80	1.25
Granted	1,458,172	$7.98
Vested	(526,250)	$3.75
Cancelled	(125,000)	$2.80
Unvested balance at December 31, 2021	1,431,922	$12.12	2.5
Granted	190,860	$2.52
Vested	(512,755)	$8.06
Unvested balance at December 31, 2022	1,110,027	$6.89	1.52

As of December 31, 2022, there were 1,590 RSUs that vested, but were not yet issued as common stock. Total stock-based compensation expense for RSUs for the years ended December 31, 2022 and 2021 is as follows:

	Years Ended December 31,
	2022	2021
General and administrative	$3,259,648	$2,947,585
Sales and marketing	24,632	-
Research and development	806,543	-
Total stock-based expense related to RSUs	$4,090,823	$2,947,585

NOTE 12 – SEGMENT INFORMATION

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The Company’s CODM is its Chief Executive Officer. The Company determined it has two reportable segments: Ondas Networks and Ondas Autonomous Systems, which only includes the results of American Robotics for the year ended December 31, 2022 and 2021, as the CODM reviews financial information for these two businesses separately The Company has no inter-segment sales. The following table presents segment information for years ended December 31, 2022 and 2021:

	Year Ended			Year Ended
	December 31, 2022			December 31, 2021
	Ondas Networks	Ondas Autonomous Systems	Total	Ondas Networks	Ondas Autonomous Systems	Total
Revenue, net	$1,931,677	$194,140	$2,125,817	$2,840,154	$66,617	$2,906,771
Depreciation and amortization	1,915,557	5,649,834	7,565,391	126,728	1,385,866	1,512,594
Interest income	12,771	12,771	25,542	10,399	1,179	11,578
Interest expense	1,294,863	1,279,863	2,574,726	574,889	796	575,685
Stock based compensation	1,188,217	4,669,218	5,857,435	1,642,507	1,611,083	3,253,590
Goodwill impairment	-	19,419,600	19,419,600	-	-	-
Benefit from income taxes	-	-	-	-	2,921,982	2,921,982
Net loss	(14,361,407)	(58,880,398)	(73,241,805)	(7,888,588)	(7,135,254)	(15,023,842)
Goodwill	-	25,606,983	25,606,983	-	45,026,583	45,026,583
Capital expenditure	97,853	2,783,047	2,880,900	123,854	799,864	923,718
Total assets	34,227,117	63,718,129	97,945,245	45,226,925	72,211,650	117,438,575

NOTE 13 – INCOME TAXES

The provision (benefit) from income taxes was as follows:

	December 31,
	2022	2021
Current
U.S. Federal	$—	$—
State and local	—	—
	$—	$—
Deferred
U.S. Federal	$—	$(2,360,923)
State and local	—	(561,059)
	$—	$(2,921,982)
Total
U.S. Federal	$—	$(2,360,923)
State and local	—	(561,059)
	$—	$(2,921,982)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2022	2021
Deferred Tax Assets:
Tax benefit of net operating loss carry-forward	$27,478,875	$17,577,952
Accrued liabilities	96,363	69,525
Stock based compensation	949,089	1,630,004
Depreciation	91,639	—
Inventory Reserve	27,321	—
Operating Lease Liabilities	827,607	159,558
R&D Capitalization	5,683,784	—
R&D Credit	751,488	1,046,841
Total deferred tax assets	35,906,166	20,483,880

Deferred Tax Liabilities:
Depreciation	—	(12,706)
Amortization	(3,078)	(5,331)
Intangibles	(5,885,385)	(5,743,441)
Deferred Rent	(798,745)	(193,482)
Total deferred tax liabilities	(6,687,208)	(5,954,960)
Total net deferred tax assets	29,218,958	14,528,920
Valuation allowance for deferred tax assets	(29,218,958)	(14,528,920)
Deferred tax assets, net of valuation allowance	$-	$-

The change in the Company’s valuation allowance is as follows:

	Years Ended December 31,
	2022	2021

Beginning of the year	$14,528,920	$16,655,023
Change in valuation account	14,690,038	(2,126,103)
End of the year	$29,218,958	$14,528,920

A reconciliation of the provision for income taxes with the amounts computed by applying the Federal income tax rate to income from operations before the provision for income taxes is as follows:

	Years Ended December 31,
	2022	2021
U.S. federal statutory rate	(21.0)%	(21.0)%
Federal True Ups	0.40%	0.5%
State taxes, net of federal benefit	(7.61)%	14.01%
Change in valuation allowance	20.06%	(11.85)%
Goodwill Impairment	5.57%	—%
Stock Compensation	2.02%	—%
Nondeductible Expenses	0.56%	2.01%
R&D Credit	—%	0.05%
Effective income tax rate	—%	(16.28)%

In assessing the realization of deferred tax assets, including the net operating loss carryforwards (NOLs), the Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize its existing deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible. Based on its assessment, the Company has provided a full valuation allowance against its net deferred tax assets as their future utilization remains uncertain at this time. The December 31, 2022 change in valuation allowance is mainly related to the acquisition of ARI.

As of December 31, 2022 and 2021, the Company had approximately $102 million and $79 million, respectively, of Federal NOLs available to offset future taxable income. The Federal NOLs of $15 million generated in 2007 through 2017 will begin to expire in 2027 through 2037. The Federal NOLs of $87 million generated in 2018 through 2022 have no expiration. As of December 31, 2022 and 2021, the Company had approximately $105 million and $70 million, respectively, of State NOLs available to offset future taxable income expiring from 2028 through 2042. As of December 31, 2022 and 2021, the Company had approximately $752,000 and $1,047,000, respectively of Federal research and development credits available to offset future tax liability expiring from 2038 through 2040. The Company’s Federal income tax returns for the 2019 to 2021 tax years remain open to examination by the IRS. Upon utilization of Federal NOLs in the future, the IRS may examine records from the year the loss occurred, even if outside the three-year statute of limitations. The Company’s State tax returns also remain open to examination.

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

As of December 31, 2022, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of December 31, 2022.

Operating Leases

On October 30, 2018, Ondas Networks entered into a Sublease with Texas Instruments Sunnyvale Incorporated, regarding the sublease of approximately 21,982 square feet of rentable space at 165 Gibraltar Court, Sunnyvale, CA 94089 (the “Gibraltar Sublease”), constituting the entire first floor of the premises (except the lobby and two stairwells), as defined under that certain Lease dated April 12, 2004, as amended by the First Lease Amendment dated March 15, 2005, a Second Amendment to Lease dated November 30, 2005, and a Third Amendment to Lease dated November 30, 2010 between Gibraltar Sunnyvale Holdings LLC and Texas Instruments Sunnyvale Incorporated. The Sublease began on November 1, 2018 and ended on February 28, 2021 at a base monthly rent of $28,577. A security deposit of $28,577 was paid upon execution of the Sublease and refunded during the year ended December 31, 2021. Rent expense for the years ended December 31, 2022 and 2021 was $0 and $80,627, respectively.

The lease for our offices and facilities for Ondas Networks at 165 Gibraltar Court, Sunnyvale, CA expired on February 28, 2021 and was verbally extended to March 31, 2021 under the same terms. On January 22, 2021, we entered into a 24-month lease (effective April 1, 2021) with Google LLC, the owner and landlord, wherein the base rate is $45,000 per month and including a security deposit in the amount of $90,000. Rent expense for the years ended December 31, 2022 and 2021 was $540,000 and $405,000, respectively.

On August 5, 2021, the Company acquired American Robotics and their Lease (American Robotics Lease), wherein the base rate is $15,469 per month, with an annual increase of 3% through January 2024, with a security deposit of $24,166. On August 19, 2021, American Robotics amended their lease to reduce their space. The amendment reduced their annual base rent to $8,802 per month, with an annual increase of 3% through January 2024. Rent expense for the years ended December 31, 2022 and 2021 was $109,155 and $45,050, respectively.

On October 8, 2021, American Robotics entered into an 86-month operating lease for space in Waltham, MA. Lease is scheduled to commence on March 1, 2022 and terminate on April 30, 2029, wherein the base rate is $39,375 per month, increasing 3% annually, with a security deposit due in the amount of $104,040. In conjunction with this new lease, American Robotics is leasing a short-term temporary space at $8,500 per month, until their primary space is available, which is targeted for May 1, 2022. Rent expense for the year ended December 31, 2022 was $502,298.

NOTE 15 – RELATED PARTY TRANSACTIONS

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

The Company has a long-term equity investment in Dynam with a carrying value of $1,500,000 and $500,000 as December 31, 2022 and 2021, respectively. See Note 7 – Long-Term Equity Investment. In addition to the equity investment, the Company paid Dynam for services of $2,026,400 and $275,200 during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, amounts owed to Dynam were $0 and $151,893, respectively, which are included in Accounts payable on the Consolidated Balance Sheets.

As of December 31, 2022, the Company owed $359,159 to independent directors, which is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events as of March 14, 2023, the date the consolidated financial statements were available to be issued according to the requirements of ASC Topic 855.

Exchange Note

On January 20, 2023, the Company entered into an Amendment No. 1 to Securities Purchase Agreement (“Amended SPA”) to that certain Purchase Agreement. The Amended SPA amends the notes attached as exhibits to the Purchase Agreement.

Pursuant to the terms of the Purchase Agreement, on January 20, 2023, the Company exchanged the 2022 Convertible Promissory Notes, on a dollar-for-dollar basis, into 3% Senior Convertible Notes Due 2024 (the “2022 Convertible Exchange Notes”).

The 2022 Convertible Exchange Notes are identical in all material respects to the 2022 Convertible Promissory Notes, except that they (i) are issued pursuant to the Base Indenture (as defined below) and the First Supplemental Indenture (as defined below); (ii) have a maturity date of October 28, 2024; (iii) allow for the Acceleration of Installment Amounts not to exceed eight (8) times the Installment Amount with respect to the Installment Date related to the Current Acceleration; and (iv) modify the Acceleration Conversion Price. Capitalized terms used but not otherwise defined herein have the respective meanings set forth in the 2022 Convertible Exchange Notes attached as an exhibit to this report.

The 2022 Convertible Exchange Notes were issued pursuant to the first supplemental indenture (the “First Supplemental Indenture”), dated as of January 20, 2023, between the Company and Wilmington Savings Fund Society, FSB, as trustee (the “Trustee”). The First Supplemental Indenture supplements the indenture entered into by and between the Company and the Trustee, dated as of January 20, 2023 (the “Base Indenture” and, together with the First Supplemental Indenture, the “Indenture”). The Indenture has been qualified under the Trust Indenture Act of 1939, and the terms of the 2022 Convertible Exchange Notes include those set forth in the Indenture and those made part of the Indenture by reference to the Trust Indenture Act.

Subsequent to December 31, 2022, the Company issued approximately 2,105,000 shares as a result of Installment Conversion.

Airobotics Transaction

On January 23, 2023, the Company, completed the acquisition of Airobotics, pursuant to the Agreement of Merger, dated as of August 4, 2022 (the “Original Airobotics Agreement”), and that certain Amendment to Agreement of Merger, dated November 13, 2022 (the “Airobotics Amendment,” and together with the Original Airobotics Agreement, the “Airobotics Agreement”), by and among the Company, Talos Sub Ltd., an Israeli company and a wholly owned subsidiary of the Company (“Merger Sub”), and Airobotics. In accordance with the terms of the Airobotics Agreement, Merger Sub merged with and into Airobotics (the “Merger”), with Airobotics continuing as the surviving company of the Merger and as a wholly owned subsidiary of the Company.

At the effective time of the Merger (the “Effective Time”), each ordinary share of Airobotics, par value NIS 0.01 per share (the “Airobotics Ordinary Shares”), issued and outstanding (other than shares owned by Airobotics or its subsidiaries (dormant or otherwise) or by the Company or Merger Sub) was converted into, and exchanged for 0.16806 (the “Exchange Ratio”) fully paid and nonassessable shares of common stock of the Company common stock, without interest and subject to applicable tax withholdings (“Merger Consideration”). All fractional shares of the Company common stock that would have otherwise been issued to a holder of Airobotics Ordinary Shares as part of the Merger Consideration were rounded up to the nearest whole share based on the total number of shares of the Company’s common stock issued to such holder of Airobotics Ordinary Shares. Holders of Airobotics Ordinary Shares received approximately 2.8 million shares as consideration (excluding approximately 1.7 million shares underlying equity awards to be outstanding following the Merger).

As provided in the Airobotics Agreement, each outstanding option, warrant or other right, whether vested or unvested, to purchase Airobotics Ordinary Shares (each, an “Airobotics Stock Option,” and collectively, the “Airobotics Stock Options”) issued pursuant to the Airobotics Ltd. 2015 Israeli Share Option Plan and 2020 Incentive Equity Plan (the “Airobotics Plans”), was assumed by Ondas and converted as of the Effective Time into an option, warrant or right, as applicable, to purchase shares of Company common stock. Subject to the terms of the relevant Airobotics Stock Option, each Airobotics Stock Option is deemed to constitute an option, warrant, or other right, as applicable, to purchase, on substantially the same terms and conditions as were applicable under such Airobotics Stock Option, a number of shares of Company common stock equal to the number of shares of Company common stock (rounded up to the nearest whole share) that the holder of such Airobotics Stock Option would have been entitled to receive pursuant to the Merger had such holder exercised such option, warrant, or right to purchase full Airobotics Ordinary Shares immediately prior to the Effective Time at a price per share of Company common stock (rounded down to the nearest whole cent) equal to (i) the former per share exercise price for Airobotics Ordinary Shares otherwise purchasable pursuant to such Airobotics Stock Option, divided by (ii) the Exchange Ratio.

As a result of the Merger, the Company will be dual listed on The Nasdaq Stock Market and the Tel Aviv Stock Exchange (“TASE”). The first trading day of the Company’s shares on TASE was January 26, 2023.

The following table summarizes the preliminary allocation of the purchase price based on the estimated fair value of the acquired assets and assumed liabilities as of January 23, 2023 (in thousands, except share amounts):

Purchase price consideration
Parent loan	$2,000
Common Stock – 2,844,291 Shares	5,262
Vested Stock Options – 605,349 Shares	925
Warrants – 586,440 Shares	-
Total purchase price consideration	$8,187

Estimated fair value of assets:
Cash and cash equivalents and restricted cash	$1,050
Accounts receivable	112
Inventory	1,495
Other current assets	836
Property, plant and equipment	2,624
Right of use asset	340
Intangible assets	3,565
Other long-term assets	63
10,085

Estimated fair value of liabilities assumed:
Accounts payable	969
Customer Prepayments	1,603
Government grant liability	1,783
Other payables	1,156
Lease liabilities	385
Loan from related party	3,131
9,027

Net Assets Acquired	$1,058

Goodwill	$7,129

The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in fair values of property, plant and equipment, (2) changes in valuation of intangible assets such as trade names, customer relationships, and technology, as well as goodwill and (3) other changes to assets and liabilities.

The table below estimates the financial results of the Company had both the American Robotics and Airobotics acquisitions occurred on January 1, 2021. All numbers except loss per shares are in thousands.

	(Unaudited) Year Ended December 31,
	2022	2021
Revenue, net	$2,874	$7,214
Net loss	$(87,092)	$(43,663)
Basic Earnings Per Share	$(1.93)	$(1.02)
Diluted Earnings Per Share	$(1.93)	$(1.02)

Iron Drone Asset Acquisition

As previously disclosed, on October 19, 2022, Airobotics entered into an Asset Purchase Agreement, as amended, to acquire all of the intellectual property, technical systems, and operations of Iron Drone Ltd. (“Iron Drone”), an Israeli-based company specializing in the development of autonomous counter-drone systems (the “Iron Drone Transaction”). The consideration for the Iron Drone Transaction was (i) $135,000 in cash, (ii) 46,129 shares of the Company’s common stock, (iii) warrants exercisable for 26,553 shares of the Company’s commons stock with an exercise price of $11.95, which shall be exercisable if, during the 48 month period following the closing, the average price per share of the Company’s common stock exceeds $52.38 for a period of at least 90 consecutive trading days, (iv) a right to acquire 35,377 shares of the Company’s common stock if during the 48 month period after the closing, the average price per share of the Company’s common stock exceeds $18.25 for a period of at least 90 consecutive trading days, and (v) a right to acquire 70,753 shares of the Company’s common stock if during the 48 month period after the closing, the average price per share of Company’s common stock exceeds $20.27 for a period of at least 90 consecutive trading days. On March 6, 2023, the Company completed the Iron Drone Transaction.

Ondas Autonomous Systems

On February 14, 2023, the Company announced the formation of Ondas Autonomous Systems, a new business unit to manage the combined drone operations of wholly owned subsidiaries American Robotics and Airobotics.

As part of the integration of American Robotics and Airobotics to form Ondas Autonomous Systems and focus on a single product platform, the Company undertook certain restructuring actions:

●	A reduction in workforce of 45 full time employees at American Robotics was implemented that results in a one-time restructuring charge of approximately $264,000 that will be recognized in the quarter ending March 31, 2023.

●	A contract entered into on August 29, 2022, with a third party for development, that committed the Company to 24 monthly payments, of which the first twelve months were non-cancellable, was renegotiated. The original contract had a minimum commitment of $4,995,833 of which $3,633,332 was outstanding as of December 31, 2022. The company ended all development efforts and agreed to a termination fee of $1,589,585 payable over nine months from March 15, 2023. The full cost of the termination fee will be recorded in the quarter ending March 31, 2023.

Silicon Valley Bank Failure

On March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the FDIC. Federal Deposit Insurance Corporation (FDIC). The Company held $361,813 in excess of federally insured limits with Silicon Valley Bank as of March 10, 2023. However, on March 12, 2023, the federal government announced they will back all customer deposits at Silicon Valley Bank.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of the period ended December 31, 2022 the Company’s disclosure controls and procedures were effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our senior management has concluded that the Company’s controls over financial reporting were effective for the period ending December 31, 2022, and the material weakness identified for the period ending December 31, 2021 has been remediated.

Remediation of Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management determined that the material weakness described below that was identified for the period ending December 31, 2021 was remediated during the period ending December 31, 2022.

Inadequate review of stock- based compensation issued in connection with the acquisition of American Robotics

The Company has completed the remediation plan that includes the following:

●	Implemented a third-party equity management software to calculate stock compensation expense relating to all equity awards

●	Restructured working papers and added an additional review process to ensure that stock compensation expense is correctly calculated.

Changes in internal control over financial reporting

Our assessment of internal controls included American Robotics’ for the year ending December 31, 2022. It was excluded for the year ending December 31, 2021, because it was the first year of the acquisition.

Other than the matters set forth above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Eric A. Brock	52	Chairman and Chief Executive Officer
Derek Reisfield	60	Director, Chief Financial Officer, Treasurer and Secretary
Reese Mozer	31	President
Thomas V. Bushey	43	Director
Richard M. Cohen	72	Director
Randall P. Seidl	59	Director
Richard H. Silverman	82	Director
Jaspreet Sood	49	Director

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

Derek Reisfield - Director, President, Chief Financial Officer, Treasurer and Secretary

Mr. Reisfield was appointed as one of our directors on September 28, 2018, and as our Chief Financial Officer, Treasurer and Secretary on December 9, 2021. Mr. Reisfield also serves as Chief Financial Officer, Treasurer and Secretary of Ondas Networks Inc. since December 9, 2021. Also, Mr. Reisfield served as our President from December 9, 2021 to February 14, 2023. Previously, he had served as a member of the Board of Ondas Networks Inc. from April 2016 to September 2018. From December 2020 to the present, he has served as the President and Chief Executive Officer of Thetis Business Solutions, LLC. From 2018 to 2020, he served as an independent business consultant. From 2015 to December 2018, Mr. Reisfield served as Vice President, Strategy and Business Development of MetaRail, Inc. (formerly, Wayfare Interactive Technologies, Inc.), a company that provides commerce search capabilities to digital publishers and marketers. In 2008, Mr. Reisfield co-founded BBN Networks, LLC, formerly known as BBN Networks, Inc., a digital advertising and marketing solutions company focused on the B2B sector, where he served as Chief Executive Officer until 2014 and as Chairman until 2015. Mr. Reisfield was Executive Vice President and Chief Financial Officer of Fliptrack, Inc., a social mobile gaming company, from 2007 to 2008. He was an independent consultant from 2002 to 2007 working with digital startups and large consumer-oriented companies facing digital threats and opportunities. He was Co-Founder and Managing Principal of i-Hatch Ventures, LLC from 1999-2001, Co-Founder, Vice Chairman and Executive Vice President of Luminant, Inc., a digital consulting firm, from 1999-2000, Co-Founder and Chairman of Marketwatch, a financial and business news and information company, from 1997-1998, President CBS New Media from 1997-1998, Vice President, Business Development of CBS from 1996-1997, Director of Strategic Management CBS and its predecessor Westinghouse Electric Corporation, Inc. from 1996-1997. Prior to that, Mr. Reisfield was the Co-Founder of the Media and Telecommunications Practice of Mitchell Madison Group, LLC, a management consultancy and a leader of the Media and Telecommunications practice of McKinsey & Company, Inc. a management consultancy. He has served on several public corporation boards. Mr. Reisfield is a director emeritus of the San Francisco Zoological Society. Mr. Reisfield holds a BA from Wesleyan University, and an AM in Communications Management from the Annenberg School of Communications of USC in 1986. We believe Mr. Reisfield’s experience in senior leadership positions at both privately held and publicly traded technology companies, including holding board positions in corporate governance, make him a well-qualified candidate to serve on our Board.

Reese Mozer – President

Mr. Mozer was appointed President of the Company effective February 14, 2023 and is the CEO and Co-Founder of American Robotics since 2015, the developer of FAA-approved fully-automated drone systems that provide ultra-high resolution aerial data to enterprise customers. Prior to founding American Robotics, Mr. Mozer worked for the Association for Unmanned Vehicle Systems International (AUVSI) from 2010 to 2014 researching the uses, markets, and technology gaps for drones in the commercial sector, as well as Palm Ventures from 2010 to 2011, a private equity firm analyzing and evaluating both early stage and growth capital businesses. Mr. Mozer is a member of several industry standards bodies and associations, including the Board of the Commercial Drone Alliance (CDA), FAA Center of Excellence for UAS Research (ASSURE), the Association for Unmanned Vehicle Systems International (AUVSI), and the Massachusetts Technology Leadership Council (MassTLC).

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

Richard M. Cohen - Director

Mr. Cohen was appointed as one of our directors on September 28, 2018. Previously, he had served as a member of the Board of Ondas Networks Inc. from April 2016 to September 2018. He has been the President of Richard M Cohen Consultants since 1995, a company providing financial consulting services to both public and private companies. He has served as a director of Great Elm Capital Corp. (NASDAQ: GECC) since March 2022, Direct Digital Holdings, Inc. (NASDAQ: DRCT) since November 2021, and Smart For Life, Inc. (NASDAQ: SMFL) from February 2022 to October 2022. From March 2012 to July 2015, he was the Founder and Managing Partner of Chord Advisors, a firm providing outsourced CFO services to both public and private companies. From May 2012 to August 2013, he was the Interim CEO and member of the Board of Directors of CorMedix Inc. (NYSE: CRMD). From July 2008 to August 2012, Mr. Cohen was a member of the Audit Committee of Rodman and Renshaw, an investment banking firm. From July 2001 to August 2012, he was a partner with Novation Capital until its sale to a private equity firm. Mr. Cohen holds a BS with honors from the University of Pennsylvania (Wharton), an MBA from Stanford University and a CPA from New York State. He is considered an expert to Chair the Audit Committee of a publicly traded company. We believe that Mr. Cohen’s educational background and financial experience supporting publicly traded companies including as a CEO and Board member of a public traded company on the New York Stock Exchange makes him well qualified to serve on our Board.

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

Other Directorships

Other than as indicated within this section under the caption titled Business Experience of Directors and Executive Officers, none of our directors hold or have been nominated to hold a directorship in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) or subject to the requirements of Section 15(d) of the Securities Act of 1933, as amended, or any company registered as an investment company under the Investment Company Act of 1940.

Committees of the Board

Audit Committee

Our audit committee reviews our internal accounting procedures and consults with and reviews the services provided by our independent registered public accountants. Our audit committee consists of three directors, Messrs. Cohen and Silverman and Ms. Sood, and our Board has determined that each of them is independent within the meaning of listing requirements of The Nasdaq Stock Market (“Nasdaq”) and the independence requirements contemplated by Rule 10A-3 under the Exchange Act. Mr. Cohen is the chairman of the audit committee, and our Board has determined that Mr. Cohen is an “audit committee financial expert” as defined by SEC rules and regulations implementing Section 407 of the Sarbanes-Oxley Act. Our Board has determined that the composition of our audit committee meets the criteria for independence under, and the functioning of our audit committee complies with, the applicable requirements of the Sarbanes-Oxley Act, Nasdaq listing requirements and SEC rules and regulations. We intend to continue to evaluate the requirements applicable to us and to comply with the future requirements to the extent that they become applicable to our audit committee. The principal duties and responsibilities of our audit committee include:

●	overseeing the accounting and financial reporting processes of the Company, internal systems of control of the Company and audits of the Company’s consolidated financial statements;

●	overseeing the Company’s relationship with its independent auditors, including appointing or changing the Company’s auditors and ensuring their independence;

●	providing oversight regarding significant financial matters, including the Company’s tax planning, treasury policies, dividends and share issuance and repurchases;

●	overseeing the Code of Conduct (as defined below); and

●	reviewing and approving all transactions with related persons for potential conflict of interest situations on an ongoing basis.

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

Based solely on our review of these reports filed by the Company’s officers, directors and shareholders, and written representations from our executive officers and directors that they filed such reports, we believe that our officers, directors, and shareholders complied with all filing requirements under Section 16(a) of the Exchange Act on a timely basis during fiscal year 2022, except each of Messrs. Reisfield, Bushey, Seidl, and Silverman and Ms. Sood untimely filed a Form 4 to report the delivery of shares underlying restricted stock units and the sale of shares to fund tax liability attributable to the vesting of the restricted stock units.

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides the compensation earned by our principal executive officer and other executive officers whose total compensation exceeded $100,000 for the fiscal years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eric A. Brock (2)	2022	$200,000	$-	$-	$-	$-	$-	$28,451	$228,451
(CEO)	2021	$200,000	$-	$-	$-	$-	$-	$30,661	$230,661

Derek Reisfield (3)	2022	$200,000	$-	$-	$332,800	$-	$-	$37,847	$570,287
(CFO, Treasurer and Secretary)	2021	$8,333	$-	$-	$-	$-	$-	$30,661	$38,994

(1)	On November 23, 2021, Mr. Brock was granted cash bonuses of $125,000 but informed the Compensation Committee that he would forego his bonus.

(2)	In 2020, Mr. Brock’s salary of $131,494 was accrued. On January 29, 2021, Mr. Brock was paid $64,344 of the accrued amount and the remaining $67,150 was paid on April 15, 2021, which is not included in the salary compensation for 2021 presented above. All Other Compensation for 2022 and 2021 includes health insurance premiums paid on Mr. Brock’s behalf.

(3)	Mr. Reisfield was appointed as President, Chief Financial Officer, Treasurer and Secretary of the Company on December 10, 2021. All Other Compensation for 2022 includes health insurance premiums paid on Mr. Reisfield’s behalf totaling $27,487 and employer matching of 401(k) totaling $10,000.

Outstanding Equity Awards at Fiscal Year End

The following table provides the outstanding equity awards for our principal executive officer and other executive officers as of the year ended December 31, 2022 and 2021.

	Option Awards
Name and Principal Position	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Eric A. Brock (1)	-	-	-		-	-	-
(CEO)

Derek Reisfield	01/25/2021	30,000	-		-	$12.72	01/25/2031
(CFO, Treasurer and Secretary)	02/07/2022	-	160,000	(2)	-	$4.78	02/07/2032

(1)	As of December 31, 2022, Mr. Brock had no outstanding equity awards.

(2)	The stock option vests in two successive equal annual installments with the first vesting date commencing on the first anniversary of the grant date.

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

Derek Reisfield serves as our Chief Financial Officer, Secretary and Treasurer pursuant to an employment agreement entered into on December 10, 2021 (the “Reisfield Agreement”). The Reisfield Agreement provides for a continuous term and may be terminated by either party at any time. Pursuant to the Reisfield Agreement, Mr. Reisfield will receive an initial salary of $200,000 per annum, subject to annual review by our Board. Mr. Reisfield is eligible to participate in benefit plans generally available to our employees.

As part of the terms of the Brock and Reisfield Agreements, each of Messrs. Brock and Reisfield entered into an Employment, Non-Competition, Confidential Information and Intellectual Property Assignment Agreement (the “Supplemental Agreements”). As part of the Supplemental Agreements, each of Messrs. Brock and Reisfield agreed (i) not to engage in Competitive Business (as defined in the Supplemental Agreements) during his term of employment with us and for a period of 12 months following termination; (ii) not to disclose Confidential Information (as defined in the Supplemental Agreements), subject to certain customary carve-outs; and (iii) to assign to the Company any Intellectual Property (as defined in the Supplemental Agreements) developed using the Company’s resources or related to the Company’s business within the scope of and during the period of employment.

Messrs. Brock and Reisfield are entitled to severance compensation from the Company if his employment is terminated (i) without cause or (ii) due to “constructive termination” or (iii) due to disability, with these causes of termination being defined in the Brock and Reisfield Agreement. The severance compensation would consist of (i) accrued and vested benefits, and (ii) continued payment of the executive base salary and benefits as follows: (i) for a period of six (6) months following Messrs. Brock’s and Reisfield’s separation.

Director Compensation

On January 25, 2021, the Compensation Committee (the “Compensation Committee”) of the Board approved the Director Compensation Policy (the “Policy”). The Policy is applicable to all directors that are not employees or compensated consultants of the Company. Pursuant to the Policy, the cash compensation to non-employee directors will be the following: (i) quarterly board retainer - $2,500; (ii) additional Board Chair retainer - $2,000; (iii) additional Audit Committee Chair retainer - $2,000; (iv) additional Compensation Committee Chair retainer - $3,000; and (v) additional Nominating Committee Chair retainer - $1,000. Also, pursuant to the Policy, the annual equity award to non-employee directors will be restricted stock units representing $60,000. Also, pursuant to the Policy, non-employee directors will be reimbursed for reasonable out-of-pocket business expenses incurred in connection with business related to the Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Stock awards ($)(1)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Thomas V. Bushey	10,000	59,026	-	-	-	-	69,026
Richard M. Cohen	22,000	59,026	-	-	-	-	81,026
Randall P. Seidl	18,000	59,026	-	-	-	-	77,026
Richard H. Silverman	10,000	59,026	-	-	-	-	69,026
Jaspreet Sood	10,000	59,026	-	-	-	-	69,026

(1)	The amounts reflected in this column represent the aggregate grant date fair value of the awards made during each respective year, as computed in accordance with FASB ASC Topic 718. For additional information related to the measurement of stock-based compensation awards, see Note 11 of the accompanying Consolidated Financial Statements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Security Ownership Table

As of March 10, 2023, the following table sets forth certain information with respect to the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) by each of our current executive officers, named executive officers, and directors as identified herein, and (iii) all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock, options, restricted stock units, and common stock purchase warrants (“Warrants”) that are currently exercisable or convertible into shares of our common stock within sixty (60) days of the date of this document, are deemed to be outstanding and to be beneficially owned by the person holding such securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, the address for all officers and directors listed below is 411 Waverley Oaks Road, Waltham, MA 02452.

Name	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Directors and Executive Officers
Eric A. Brock (Chairman of the Board and Chief Executive Officer) (2)	1,891,206	3.85%
Derek Reisfield (Director, Chief Financial Officer, Treas. and Sec.) (3)	149,546	*
Reese Mozer (President)(4)	1,675,447	3.40%
Thomas V. Bushey (Director) (5)	343,858	*
Richard M. Cohen (Director) (6)	78,383	*
Randall P. Seidl (Director) (7)	32,735	*
Richard H. Silverman (Director) (8)	78,618	*
Jaspreet Sood (Director) (9)	31,463	*
All Executive Officers & Directors as a Group (8 persons) (10)	2,605,809	5.28%
5% or Greater Stockholders
Energy Capital, LLC(11)	5,092,248	10.38%

*	Represents beneficial ownership of less than 1%.

(1)	Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them. Applicable percentage of ownership is based on 49,062,030 shares of common stock currently outstanding, as adjusted for each stockholder.

(2)	Mr. Brock exercises sole voting and dispositive power over the 1,891,206 shares of common stock.

(3)	Mr. Reisfield exercises sole voting and dispositive power over 39,546 shares of common stock (including 2,250 shares held by his son), and 110,000 shares of common stock issuable upon exercise of options.

(4)	Mr. Mozer exercises sole voting and dispositive power over 1,506,518 shares of common stock, 50,000 shares of common stock issuable upon exercise of an option, and 118,929 shares of common stock issuable upon exercise of warrants.

(5)	Mr. Bushey exercises sole voting and dispositive power over 327,642 shares of common stock, 8,108 shares of common stock issuable upon the vesting of RSUs, and 8,108 shares of common stock underlying RSUs that have vested and are pending delivery.

(6)	Mr. Cohen exercises sole voting and dispositive power over 32,167 shares of common stock, 30,000 shares of common stock issuable upon exercise of an option, 8,108 shares of common stock issuable upon the vesting of RSUs, and 8,108 shares of common stock underlying RSUs that have vested and are pending delivery.

(7)	Mr. Seidl exercises sole voting and dispositive power over 16,519 shares of common stock, 8,108 shares of common stock issuable upon the vesting of RSUs, and 8,108 shares of common stock underlying RSUs that have vested and are pending delivery.

(8)	Mr. Silverman exercises sole voting and dispositive power over 32,402 shares of common stock, 30,000 shares of common stock issuable upon exercise of an option, 8,108 shares of common stock issuable upon the vesting of RSUs, and 8,108 shares of common stock underlying RSUs that have vested and are pending delivery.

(9)	Ms. Sood exercises sole voting and dispositive power over 15,247 shares of common stock, 8,108 shares of common stock issuable upon the vesting of RSUs, and 8,108 shares of common stock underlying RSUs that have vested and are pending delivery.

(10)	Includes 220,000 shares of common stock issuable upon exercise of options, 118,929 shares of common stock issuable upon the exercise of warrants, 40,540 shares of common stock issuable upon vesting of RSUs, and 40,540 shares of common stock underlying RSUs that have vested and are pending delivery.

(11)	Based on Amendment No. 1 to Schedule 13D filed on January 27, 2020, the address for Energy Capital, LLC (“Energy Capital”) is 13650 Fiddlesticks Blvd., Suite 202-324, Ft. Myers, FL 33912. Robert J. Smith is the sole owner of Energy Capital and exercises sole voting and dispositive power over the 5,092,248 shares of common stock.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price per share of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2018 Incentive Stock Plan (1)	2,693,461	$6.52	$639,873
2021 Incentive Stock Plan (2)	2,072,860	$4.85	3,927,140
Equity compensation plans not approved by security holders	-	-	-

(1)	The 2018 Incentive Stock Plan was approved by stockholders in September 2018. The number of securities to be issued upon exercise of outstanding options, warrants and rights consist of 609,189 shares underlying outstanding options and 2,084,272 shares underlying outstanding restricted stock units granted pursuant to the 2018 Incentive Stock Plan.

(2)	The 2021 Incentive Stock Plan was approved by stockholders in November 2021. The number of securities to be issued upon exercise of outstanding options, warrants and rights consist of 1,882,000 shares underlying outstanding options and 190,860 shares underlying outstanding restricted stock units granted pursuant to the 2021 Incentive Stock Plan.

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

Item 14. Principal Accountant Fees and Services.

Rosenberg Rich Baker Berman, P.A. (“RRBB”) has served as the Company’s independent registered public accounting firm since June 28, 2018.

Aggregate fees billed to the Company for the years ended December 31, 2022 and 2021 by RRBB were as follows:

	For the years ended December 31,
	2022	2021

Audit Fees	$241,665	$192,400
Audit-Related Fees	-	-
Tax Fees	19,800	12,500
All Other Fees	26,500	16,098
	$287,965	$220,998

Audit fees consist of fees associated with the annual audit, including the reviews of our quarterly reports. Tax fees include the preparation on our tax returns. All other fees consist of fees associated with services provided related to all other filings with the SEC as well as consents.

On September 28, 2018, the Audit Committee of our Board adopted a policy and related procedures requiring its pre-approval of all audit and non-audit services to be rendered by its independent registered public accounting firm. These policies and procedures are intended to ensure that the provision of such services do not impair the independent registered public accounting firm’s independence. These services may include audit services, audit related services, tax services and other services. All services provided by RRBB during the years ended December 31, 2022 and 2021 were approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Name of Document

2.1	Agreement and Plan of Merger, dated as of May 17, 2021, by and among Ondas Holdings Inc., Drone Merger Sub I Inc., Drone Merger Sub II Inc., American Robotics, Inc., and the Company Stockholder’s Representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 17, 2021 (File No. 001-39761)).

2.2	Agreement of Merger, dated August 4, 2022 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2022 (File No. 001-39761)).

2.3	Amendment to Agreement of Merger, dated November 13, 2022 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2022 (File No. 001-39761)).

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated September 28, 2018 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271)).

3.2	Amended and Restated Bylaws of the Registrant, dated September 28, 2018 (incorporated herein by reference to Exhibit No. 3.2 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271)).

3.3	Certificate of Designation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 17, 2020 (File No. 000-56004)).

3.4	Certificate of Change (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 13, 2020 (File No. 000-56004)).

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-3 filed on January 29, 2021 (File No. 333-252571)).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 1, 2019 (File No. 000-56004)).

4.3	Form of Warrant (included as Exhibit E to Exhibit 2.1 and incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 17, 2021 (File No. 001-39761)).

4.4	Form of 3% Series A Senior Convertible Note Due 2023 (see Exhibit A-1 to the Securities Purchase Agreement filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-39761)).

4.5	Form of 3% Series B-1 Senior Convertible Note (see Exhibit A-2 to the Amendment No. 1 to Securities Purchase Agreement filed as Exhibit 10.1 to this Current Report on Form 8-K (File No. 001-39761)).

4.6	Form of 3% Series B-2 Senior Convertible Note (see Exhibit A-2 to the Amendment No. 1 to Securities Purchase Agreement filed as Exhibit 10.1 to this Current Report on Form 8-K (File No. 001-39761)).

4.7	Base Indenture, dated January 20, 2023, between Ondas Holdings Inc. and Wilmington Savings Fund Society, FSB (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2023 (File No. 001-39761)).

4.8	Supplemental Indenture, dated January 20, 2023, between Ondas Holdings Inc. and Wilmington Savings Fund Society, FSB (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2023 (File No. 001-39761)).

4.9	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 000-56004)).

10.1	Form of Warrant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 7, 2020 (File No. 000-56004)).

10.2#	Amended and Restated Employment Agreement, dated June 3, 2020, between Ondas Holdings Inc. and Eric Brock. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 3, 2020 (File No. 000-56004)).

10.3#	2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271)).

10.4#	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 7, 2020 (File No. 000-56004)).

10.5#	Form of Restricted Stock Unit Agreement. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 3, 2020 (File No. 000-56004)).

10.6	Form of Nonstatutory Stock Option Agreement.# (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 3, 2020 (File No. 000-56004)).

10.7	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 17, 2020 (File No. 000-56004)).

10.8	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2020 (File No. 000-56004)).

10.9	Ondas Holdings Inc. 2021 Director Compensation Policy (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2021)).

10.10#	Ondas Holdings Inc. 2021 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2021 (File No. 001-39761)).

10.11#	Ondas Holdings, Inc. 2021 Incentive Stock Israeli Appendix (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2023 (File No. 001-39761)).

10.12#	Airobotics Ltd. 2015 Israeli Share Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 25, 2023 (File No. 001-269418)).

10.13#	2020 Incentive Equity Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 25, 2023 (File No. 001-269418)).

10.14#	Employment Agreement, dated December 10, 2021, between Ondas Holdings Inc. and Derek Reisfield. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2021 (File No. 001-39761)).

10.15#	Employment Agreement, dated August 5, 2021, between Ondas Holdings Inc. and Reese Mozer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2023 (File No. 001-39761)).

10.16	Equity Distribution Agreement, dated March 22, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2022 (File No. 001-39761)).

10.17	Amendment No. 1 to Equity Distribution Agreement, dated October 26, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2022 (File No. 001-39761)).

10.18	Form of Securities Purchase Agreement, dated October 26, 2022, between Ondas Holdings Inc. and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2022 (File No. 001-39761)).

10.19	Form of Amendment No. 1 to Securities Purchase Agreement, dated January 20, 2023, between Ondas Holdings Inc. and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2023 (File No. 001-39761)).

10.20	Placement Agent Agreement, dated October 26, 2022, between Ondas Holdings Inc. and Oppenheimer & Co. Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2022 (File No. 001-39761)).

21	Subsidiaries of the Registrant*.

23.1	Consent of Rosenberg Rich Baker Berman, P.A.*

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated March 14, 2023*

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated March 14, 2023*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated March 14, 2023**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated March 14, 2023**

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

#	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 14, 2023	ONDAS HOLDINGS INC.

	By:	/s/ Eric A. Brock
Eric A. Brock
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Derek Reisfield
Derek Reisfield
Chief Financial Officer
(Principal Financial Officer
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric A. Brock	Chairman and Chief Executive Officer	March 14, 2023
Eric A. Brock

/s/ Derek Reisfield	Director, Chief Financial Officer,	March 14, 2023
Derek Reisfield	Treasurer and Secretary

/s/ Thomas V. Bushey	Director	March 14, 2023
Thomas V. Bushey

/s/ Richard M. Cohen	Director	March 14, 2023
Richard M. Cohen

/s/ Randall P. Seidl	Director	March 14, 2023
Randall P. Seidl

/s/ Richard H. Silverman	Director	March 14, 2023
Richard H. Silverman

/s/ Jaspreet Sood	Director	March 14, 2023
Jaspreet Sood