Form 10-Q
period 2023-03-31
Ondas Holdings Inc.
filed 2023-05-15
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The number of shares outstanding of the issuer’s Common Stock as of May 11, 2023, was 51,081,384.

ONDAS HOLDINGS INC.

i

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$14,115,989	$29,775,096
Restricted cash	41,465	-
Accounts receivable, net	1,118,116	104,276
Inventory, net	3,762,780	2,173,017
Note receivable	-	2,000,000
Other current assets	2,183,512	1,749,613
Total current assets	21,221,862	35,802,002

Property and equipment, net	5,990,050	3,023,285

Other Assets:
Goodwill	27,603,438	25,606,983
Intangible assets, net	34,172,393	28,863,773
Long-term equity investment	1,500,000	1,500,000
Deposits and other assets	357,005	218,206
Operating lease right of use assets	2,926,886	2,930,996
Total other assets	66,559,722	59,119,958
Total assets	$93,771,634	$97,945,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,165,544	$2,965,829
Operating lease liabilities	694,640	580,593
Accrued expenses and other current liabilities	2,467,532	3,092,364
Convertible note payable, net of unamortized debt discount and issuance cost of $1,808,780 and $3,251,865, respectively	15,745,110	14,901,244
Government grant liability	236,766	-
Deferred revenue	412,408	61,508
Total current liabilities	24,722,000	21,601,538

Long-Term Liabilities:
Notes payable	300,000	300,000
Convertible notes payable, net of current	10,243,776	15,146,891
Accrued interest	438,973	217,594
Government grant liability, net of current	1,576,138	-
Operating lease liabilities, net of current	2,406,813	2,456,315
Total long-term liabilities	14,965,700	18,120,800
Total liabilities	39,687,700	39,722,338

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Preferred stock - par value $0.0001; 5,000,000 shares authorized at March 31, 2023 and December 31, 2022, respectively, and none issued or outstanding at March 31, 2023 and December 31, 2022, respectively	-	-
Preferred stock, Series A - par value $0.0001; 5,000,000 shares authorized at March 31, 2023 and December 31, 2022, respectively, and none issued or outstanding at March 31, 2023 and December 31, 2022, respectively	-	-
Common Stock - par value $0.0001; 116,666,667 shares authorized; 49,108,159 and 44,108,661 issued and outstanding, respectively March 31, 2023 and December 31, 2022, respectively	4,911	4,411
Additional paid in capital	222,049,768	211,733,690
Accumulated deficit	(167,970,745)	(153,515,194)
Total stockholders’ equity	54,083,934	58,222,907
Total liabilities and stockholders’ equity	$93,771,634	$97,945,245

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Revenues, net	$2,595,991	$410,198
Cost of goods sold	1,569,095	287,932
Gross profit	1,026,896	122,266

Operating expenses:
General and administration	5,467,111	5,524,717
Sales and marketing	1,237,485	681,663
Research and development	6,974,979	3,907,219
Total operating expenses	13,679,575	10,113,599

Operating loss	(12,652,679)	(9,991,333)

Other income (expense)	(8,846)	(4,392)
Interest income	7,345	-
Interest expense	(1,795,473)	(14,674)
Foreign exchange gain (loss), net	(5,898)	-
Total other income (expense)	(1,802,872)	(19,066)

Loss before provision for income taxes	(14,455,551)	(10,010,399)

Provision for income taxes	-	-

Net loss	$(14,455,551)	(10,010,399)

Net loss per share - basic and diluted	$(0.30)	$(0.24)

Weighted average number of common shares outstanding, basic and diluted	47,697,767	40,990,604

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2022	40,990,604	$4,099	$192,502,122	$(80,273,389)	$112,232,832
Stock-based compensation	-	-	1,328,395	-	1,328,395
Net loss	-	-	-	(10,010,399)	(10,010,399)

Balance, March 31, 2022	40,990,604	$4,099	$193,830,517	$(90,283,788)	$103,550,828

Balance, January 1, 2023	44,108,661	$4,411	$211,733,690	$(153,515,194)	$58,222,907
Issuance of shares in connection with acquisition of Airobotics, Ltd.	2,844,291	284	5,261,654	-	5,261,938
Issuance of shares in connection with acquisition of the assets of Iron Drone, Ltd.	46,129	5	85,795	-	85,800
Assumption of vested stock options in connection with acquisition of Airobotics, Ltd.	-	-	700,690	-	700,690
Delivery of shares for restricted stock units	4,090	-	-	-	-
Issuance of shares for payment on convertible debt	2,104,988	211	3,004,583	-	3,004,794
Stock-based compensation	-	-	1,263,356	-	1,263,356
Net loss	-	-	-	(14,455,551)	(14,455,551)

Balance, March 31, 2023	49,108,159	$4,911	$222,049,768	$(167,970,745)	$54,083,934

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,455,551)	$(10,010,399)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	252,544	39,634
Amortization of debt discount	1,500,641	-
Amortization of intangible assets	978,838	855,326
Amortization of right of use asset	343,214	168,895
Stock-based compensation	1,263,356	1,328,395
Changes in operating assets and liabilities:
Accounts receivable	(901,595)	738,724
Inventory	(95,056)	(127,258)
Other current assets	368,890	(377,284)
Deposits and other assets	(75,948)	-
Accounts payable	1,230,473	(13,187)
Deferred revenue	(1,251,635)	(170,928)
Operating lease liability	(320,905)	(126,155)
Accrued expenses and other current liabilities	(1,576,101)	592,307
Net cash flows used in operating activities	(12,738,835)	(7,101,930)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(8,732)	(9,083)
Purchase of equipment	(135,224)	(1,553,212)
Cash acquired on the acquisition of Airobotics Ltd.	1,049,454	-
Cash paid for Field of View LLC asset acquisition	(41,667)	-
Net cash flows provided by (used in) investing activities	863,831	(1,562,295)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for deferred offering costs	-	(90,237)
Payments on convertible notes payable	(2,502,333)	-
Payments on government grant liability	(100,004)	-
Payments on loan acquired from Airobotics Ltd.	(1,140,301)	-
Net cash flows used in financing activities	(3,742,638)	(90,237)

Decrease in cash, cash equivalents, and restricted cash	(15,617,642)	(8,754,462)
Cash, cash equivalents, and restricted cash, beginning of period	29,775,096	40,815,123
Cash, cash equivalents, and restricted cash, end of period	$14,157,454	$32,060,661

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$5,258	$4,003
Cash paid for income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Common Stock and warrants in relation to acquisition of Airobotics, Ltd.	$5,962,628	$-
Common Stock in relation to acquisition of the assets of Iron Drone, Ltd.	$85,800	$-
Common Stock exchanged for debt repayment	$3,004,794	$-
Operating leases right-of-use assets obtained in exchange of lease liabilities	$-	$2,928,911

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company

Ondas Holdings Inc. (“Ondas Holdings”, “Ondas”, the “Company,” “we,” or “our”) was originally incorporated in Nevada on December 22, 2014, under the name of Zev Ventures Incorporated. On September 28, 2018, we acquired Ondas Networks Inc., a Delaware corporation (“Ondas Networks”), and changed our name to Ondas Holdings Inc. On August 5, 2021, we acquired American Robotics, Inc. (“American Robotics” or “AR”), a Delaware corporation. On January 23, 2023, we acquired Airobotics, Ltd. (“Airobotics”), an Israeli-based developer of autonomous drone systems. See Note 5 – Goodwill and Business Acquisition.

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

Business Activity

Ondas is a leading provider of private wireless, drone, and automated data solutions through its wholly owned subsidiaries Ondas Networks, American Robotics, and Airobotics.

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

Liquidity

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. On March 31, 2023, we had stockholders’ equity of approximately $54,084,000. On March 31, 2023, we had net long-term borrowings outstanding of approximately $12,120,000 and short-term borrowings outstanding of approximately $15,982,000, net of debt discount and issuance costs of approximately $1,809,000. On March 31, 2023, we had total cash and restricted cash of approximately $14,157,000 and working capital deficit of approximately $3,500,000.

In October 2022, the Company entered into a convertible debt agreement, which provided cash proceeds of approximately $27,660,000. Also in 2022, the Company raised approximately $6,090,000 through the ATM Offering. We expect to fund our operations for the next twelve months from the filing date of this Form 10-Q from cash on hand, gross profits generated from revenue growth, and additional funds that we may seek through equity or debt offerings and/or borrowings under additional notes payable, lines of credit or other sources.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2022 Form 10-K and are updated, as necessary, in this Form 10-Q. The December 31, 2022 condensed consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

The condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, Ondas Networks, American Robotics, and Airobotics. All inter-company accounts and transactions between these entities have been eliminated in these unaudited condensed consolidated financial statements. The functional currency of the Company and all of our subsidiaries is the U.S. dollar.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair values of the underlying net assets of an acquired business. The Company tests goodwill for impairment on an annual basis during the fourth quarter of its fiscal year, or immediately if conditions indicate that such impairment could exist. The Company evaluates qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value and whether it is necessary to perform goodwill impairment process. The impairment of Goodwill was $19,419,600 for the year ended December 31, 2022, see Note 5 – Goodwill and Business Acquisition, for further details.

Intangible assets represent patents, licenses, software and allocation of purchase price to identifiable intangible assets of an acquired business. The Company estimates the fair value of its reporting units using the fair market value measurement requirement. Intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.

We amortize our intangible assets with a finite life on a straight-line basis, over 3 years for software; 10 years for patents; 3-10 years for developed technology, 10 years for licenses, trademarks, marketing-related assets and the FAA waiver; 5 years for customer relationships; and 1 year for non-compete agreements.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. On March 31, 2023 and December 31, 2022, we had no cash equivalents. Restricted cash includes cash that is not readily available for use in the Company’s operating activities. Restricted cash is attributable to minimum cash reserve requirements for Airobotics’ credit cards. The Company periodically monitors its positions with, and the credit quality of, the financial institutions with which it invests. Periodically, throughout the three months ended, and as of March 31, 2023, the Company has maintained balances in excess of federally insured limits. As of March 31, 2023, the Company was $12,894,930 in excess of federally insured limits.

Accounts Receivable

Accounts receivable are stated at a gross invoice amount less an allowance for credit losses as well as net of any discounts or other forms of variable consideration. We estimate allowance for credit losses by evaluating specific accounts where information indicates our customers may have an inability to meet financial obligations, such as customer payment history, credit worthiness and receivable amounts outstanding for an extended period beyond contractual terms. We use assumptions and judgment, based on the best available facts and circumstances, to record an allowance to reduce the receivable to the amount expected to be collected. These allowances are evaluated and adjusted as additional information is received. We had no allowance for credit losses as of March 31, 2023 and December 31, 2022.

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

Inventory consists of the following:

	March 31, 2023	December 31, 2022
Raw Material	$2,475,695	$2,041,776
Work in Process	319,470	89,080
Finished Goods	1,067,869	142,415
Less Inventory Reserves	(100,254)	(100,254)
Total Inventory, Net	$3,762,780	$2,173,017

Property and Equipment

All additions, including improvements to existing facilities, are recorded at cost. Maintenance and repairs are charged to expense as incurred. Depreciation of property and equipment is principally recorded using the straight-line method over the estimated useful lives of the assets. The estimated useful lives typically are (i) 3 to 7 years for computer equipment, (ii) 5 years for vehicles and docking stations and drones, (iii) 7 years for furniture and fixtures, (iv) 5 to 7 years for development equipment, and (v) 3 years for machinery and equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. Upon the disposal of property, the asset and related accumulated depreciation accounts are relieved of the amounts recorded therein for such items, and any resulting gain or loss is recorded in operating expenses in the year of disposition.

Software

Costs incurred internally in researching and developing a software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to production. The amortization of these costs is included in cost of revenue over the estimated life of the products. As of March 31, 2023, and December 31, 2022, the Company had no internally developed software.

Impairment of Long-Lived Assets

Long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. The impairments of long-lived assets were $0 and $0 for the three months ended March 31, 2023, and 2022, respectively.

Research and Development

Costs for research and development are expensed as incurred except for research and development equipment with alternative future use. Research and development expenses consist primarily of salaries, salary related expenses and costs of contractors and materials.

Fair Value of Financial Instruments

Our financial assets and liabilities measured at fair value on a recurring basis consist primarily of receivables, accounts payable, accrued expenses and short- and long-term debt. The carrying amount of receivables, accounts payable and accrued expenses approximate our fair value because of the short-term maturity of such instruments. Our financial assets measured at fair value on a nonrecurring basis include goodwill and intangibles, which are adjusted to fair value whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

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

The Company had no financial instruments that are required to be valued at fair value as of March 31, 2023 and December 31, 2022.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financing as deferred offering costs until such financing is consummated. After consummation of equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs are expensed immediately as a charge to other income (expense) in the consolidated statement of operations. The deferred offering costs outstanding as of March 31, 2023 and December 31, 2022, were $151,431 and $145,293, respectively.

Government Grants

Government grants are recognized when there is reasonable assurance that the grants will be received, and the Company will comply with the attached conditions. Government grants received from the Israel Innovation Authority (formerly: the Office of the Chief Scientist in Israel, “the IIA”) are recognized upon receipt as a liability if future economic benefits are expected from the research project that will result in royalty-bearing sales.

A liability for grants received is first measured at fair value using a discount rate that reflects a market rate of interest. The difference between the amount of the grant received and the fair value of the liability is accounted for as a government grant and recognized as a reduction of research and development expenses. After initial recognition, the liability is measured at amortized cost using the effective interest method. Royalty payments are treated as a reduction of the liability. If no economic benefits are expected from the research activity, the grant receipts are recognized as a reduction of the related research and development expenses.

At each reporting date, the Company evaluates whether there is reasonable assurance that the liability recognized, in whole or in part, will not be repaid (since the Company will not be required to pay royalties) based on the best estimate of future sales and using the original effective interest method, and if so, the appropriate amount of the liability is derecognized against a corresponding reduction in research and development expenses. Amounts paid as royalties are recognized as settlement of the liability.

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

Advertising and Promotional Expenses

We expense advertising and promotional costs as incurred. We recognized expense of $40,945 and $16,164 for the three months ended March 31, 2023, and 2022, respectively. These costs are included in Sales and marketing on the accompanying Consolidated Statements of Operations.

Post-Retirement Benefits:

We have one 401(k) Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this 401(k) Plan, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. We recognized expense of $100,874 and $19,316 for the three months ended March 31, 2023, and 2022, respectively.

Revenue Recognition

Ondas has two business segments that generate revenue: Ondas Networks and Ondas Autonomous Systems. Ondas Networks generates revenue from product sales, services, and development projects. Ondas Autonomous Systems, which includes American Robotics and Airobotics, generates revenue from product sales, services, and data subscription services.

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

Airobotics generates revenue through the sales of their Optimus system and separately priced support, maintenance and ancillary services directly related to the sale of the Airobotics’ Optimus system. Airobotics also generates service revenue by selling a data subscription service to its customers based on the information collected by their autonomous systems.

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

Collaboration Arrangements Within the Scope of ASC 808, Collaborative Arrangements

The Company’s development revenue includes contracts where the Company and the customer work cooperatively to develop software and hardware applications. The Company analyzes these contracts to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and are therefore within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.  For collaboration arrangements that are deemed to be within the scope of ASC 808, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company’s policy is generally to recognize amounts received from collaborators in connection with joint operating activities that are within the scope of ASC 808 as a reduction in research and development expense. As of March 31, 2023, the Company has not identified any contracts with its customers that meet the criteria of ASC 808.

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

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the products or services promised within each contract and determines those that are performance obligations and assesses whether each promised product or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales and other taxes collected on behalf of third parties are excluded from revenue. For the three months ended March 31, 2023 and 2022, none of our contracts with customers included variable consideration.

Contracts that are modified to account for changes in contract specifications and requirements are assessed to determine if the modification either creates new or changes the existing enforceable rights and obligations. Generally, contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. For the three months ended March 31, 2023 and 2022, there were no modifications to contract specifications.

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

Airobotics’ product revenue is comprised of sales of the Airobotics’ Optimus system which includes a drone, docking station, different flown sensors (payloads), communications system, batteries, and others. Airobotics’ Optimus system is sold with a limited one-year basic warranty included in the price. The limited one-year basic warranty is an assurance-type warranty, is not a separate performance obligation, and thus no transaction price is allocated to it. The nature of tasks under the limited one-year basic warranty only provides for remedying defective product(s) covered by the warranty. Product revenue is generally recognized when the customer obtains control of our product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract, or upon installation when the combined performance obligation is not distinct within the context of the contract.

Airobotics’ service revenue is comprised of separately priced support and maintenance sales, as well as ancillary services directly related to the sale of the Airobotics’ Optimus system including product training, installation, and onsite support. Airobotics also generates service revenue by selling a data subscription service to its customers based on the information collected by their autonomous systems. The customer pays for a monthly, annual, or multi-annual subscription service to remotely access the data collected by their autonomous systems. Ancillary service revenues are recognized at the point in time when those services have been provided to the customer and the performance obligation has been satisfied. The Company allocates the transaction price to the service based on the stand-alone selling prices of these performance obligations, which are stated in our contracts.

Airobotics’ payment terms vary and range from Net 30 days to Net 60 days from the date of the invoices for product and services related revenue. Airobotics’ payment terms for the majority of their development related revenue carry milestone-related payment obligations which span the contract life. For milestone-based contracts, the customer reviews the completed milestone and once approved, makes payment pursuant to the applicable contract.

Disaggregation of Revenue

The following tables present our disaggregated revenues by type of revenue, timing of revenue, and revenue by country:

	Three months ended March 31,
	2023	2022
Type of Revenue
Product revenue	$2,355,781	$149,270
Service and subscription revenue	79,938	60,117
Development revenue	160,272	200,811
Total revenue	$2,595,991	$410,198

	Three months ended March 31,
	2023	2022
Timing of Revenue
Revenue recognized point in time	$2,435,719	$149,270
Revenue recognized over time	160,272	260,928
Total revenue	$2,595,991	$410,198

	Three months ended March 31,
	2023	2022
Country of Revenue, based on location services were provided or product was shipped to:
United States	$1,130,202	$410,198
United Arab Emirates	1,398,651	-
Israel	67,138	-
Total revenue	$2,595,991	$410,198

Contract Assets and Liabilities

We recognize a receivable or contract asset when we perform a service or transfer a good in advance of receiving consideration. A receivable is recorded when our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. A contract asset is recorded when our right to consideration in exchange for goods or services that we have transferred or provided to a customer is conditional on something other than the passage of time. We did not have any contract assets recorded at March 31, 2023 and December 31, 2022.

We recognize a contract liability when we receive consideration, or if we have the unconditional right to receive consideration, in advance of satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. The table below details the activity in our contract liabilities during the three months ended March 31, 2023, and the year ended December 31, 2022.

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Balance at beginning of period	$61,508	$512,397
Additions, net	1,761,010	527,268
Transfer to revenue	(1,410,110)	(978,157)
Balance at end of period	$412,408	$61,508

Warranty Reserve

For our software and hardware products, we provide a limited one-year assurance-type warranty and for our development service, we provide no warranties. The assurance-type warranty covers defects in material and workmanship only. If a software or hardware component is determined to be defective after being tested by the Company within the one-year, the Company will repair, replace or refund the price of the covered hardware and/or software to the customer (not including any shipping, handling, delivery or installation charges). We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance-type warranties and has determined that the estimated outstanding warranty obligation on March 31, 2023, or December 31, 2022 are immaterial to the Company’s condensed consolidated financial statements.

Leases

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. During the three months ended March 31, 2023, the Company’s operating leases consisted of office space in Sunnyvale, CA (the “Gibraltar Lease”), Marlborough, MA (the “American Robotics Lease”), Waltham, MA (the “Waltham Lease”), and Petah Tikva, Israel (the “Airobotics Leases”).

On January 22, 2021, we entered into a 24-month lease (effective April 1, 2021) with the owner and landlord (the “2021 Gibraltar Lease”), wherein the base rate is $45,000 per month, with a security deposit in the amount of $90,000. On April 1, 2023, the Company amended their lease to extend the lease through September 30, 2023, wherein the base rate is $65,676 per month.

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

On January 23, 2023, the Company acquired Airobotics and the Airobotics Leases, which includes office space in Petah Tikva, Israel leased according to three different lease agreements. Each agreement is with respect to different sections of the entire leased area and are in effect through December 31, 2023, February 28, 2024, and November 30, 2024 wherein the base rate of the entire leased area is approximately $20,500 per month.

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

Lease Costs

	Three Months ended March 31,
	2023	2022
Components of total lease costs:
Operating lease expense	$339,282	$204,147
Common area maintenance expense	43,335	22,714
Short-term lease costs (1)	46,952	26,840
Total lease costs	$429,569	$253,701

(1)	Represents short-term leases with an initial term of 12 months or less, which are immaterial.

Lease Positions as of March 31, 2023, and December 31, 2022

ROU lease assets and lease liabilities for our operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	March 31, 2023	December 31, 2022
Assets:
Operating lease assets	$2,926,886	$2,930,996
Total lease assets	$2,926,886	$2,930,996

Liabilities:
Operating lease liabilities, current	$694,640	$580,593
Operating lease liabilities, net of current	2,406,813	2,456,315
Total lease liabilities	$3,101,453	$3,036,908

Future lease payments included in the measurement of lease liabilities on the unaudited condensed consolidated balance sheet as of March 31, 2023, for the following five years and thereafter are as follows:

Years ending December 31,
2023(9 months)	$678,387
2024	595,842
2025	513,900
2026	529,320
2027	545,250
Thereafter	752,490
Total future minimum lease payments	$3,615,189
Lease imputed interest	(513,736)
Total	$3,101,453

Other Leases Information

	Three Months Ended March 31,
	2023	2022
Operating cash flows for operating leases	$342,206	$160,500
Weighted average remaining lease term (in years) – operating lease	5.43	6.03
Weighted average discount rate – operating lease	5.53%	6.40%

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average shares of Common Stock outstanding for each period. Diluted net loss per share is the same as basic net loss per share since we have net losses for each period presented.

The following potentially dilutive securities for the three months ended March 31, 2023 and 2022 have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	Three months ended March 31,
	2023	2022
Warrants to purchase Common Stock	2,366,092	3,258,961
Options to purchase Common Stock	5,465,398	1,514,941
Potential shares issuable under 2022 Convertible Promissory Notes	29,195,675	-
Restricted stock purchase offers	1,121,187	1,391,150
Total potentially dilutive securities	38,148,352	6,165,052

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits. As of March 31, 2023, the Company was $12,894,930 in excess of federally insured limits.

Credit is extended to customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintains an allowance for credit losses.

Concentration of Customers

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue. Revenue from significant customers, those representing 10% or more of total revenue, was composed of two customers accounting for 54% and 43% of the Company’s revenue for the three-month period ended March 31, 2023, respectively. One customer accounted for 84% of the Company’s revenue for the three-month period ended March 31, 2022.

Accounts receivable from significant customers, those representing 10% or more of the total accounts receivable, were composed of three customers accounting for 71%, 13%, and 12%, respectively, of the Company’s accounts receivable balance as of March 31, 2023. Two customers accounted for 67% and 33%, respectively, of the Company’s accounts receivable balance as of December 31, 2022.

Recently Adopted Accounting Pronouncements

In May 2021, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2021-04—Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU are effective for public and nonpublic entities for fiscal years beginning after December 15, 2021, and interim periods with fiscal years beginning after December 15, 2021. Early adoption was permitted, including adoption in an interim period. The adoption of this pronouncement during the year ended December 31, 2022 had no impact on our accompanying condensed consolidated financial statements.

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

During the three-month period ended March 31, 2023, the Company adopted the following ASUs, and the adoption had no impact on our accompanying condensed consolidated financial statements:

1.	ASU 2022-02, Financial Instruments—Credit Losses: Troubled Debt Restructurings and Vintage Disclosures, as an amendment to ASU No. 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

2.	ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers; and

3.	ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

On September 29, 2022, FASB issued Accounting Standards Update (ASU) No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which enhances the transparency about the use of supplier finance programs for investors and other allocators of capital. Under the new ASU, a company that uses a supplier finance program in connection with the purchase of goods or services will be required to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. ASU No. 2022-04 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022, except for the roll forward of the supplier finance program obligations, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The adoption of this pronouncement during the three-month period ended March 31, 2023 did not have a material impact on our accompanying condensed consolidated financial statements.

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

Reclassification

Certain amounts reported in the prior year financial statements have been reclassified to conform to the current year’s presentation.

NOTE 3 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2023	December 31, 2022
Prepaid insurance	$611,830	$782,538
Advance to vendors	271,526	323,698
Deferred offering costs	151,431	145,293
Other receivables	15,608	9,687
Other prepaid expenses and current assets	1,133,117	488,397
Total other current assets	$2,183,512	$1,749,613

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2023	December 31, 2022
Vehicles	$149,916	$149,916
Computer equipment	490,521	348,408
Furniture and fixtures	758,578	461,352
Leasehold improvements	3,299,828	2,093,812
Development equipment	342,142	342,142
Docking stations and drones	978,161	-
Machinery and equipment	95,053	-
Construction in progress	2,389,352	330,541
Total property and equipment	8,503,551	3,726,171
Less: accumulated depreciation	(2,513,501)	(702,886)
Net property and equipment	$5,990,050	$3,023,285

Depreciation expenses for the three months ended March 31, 2023, and 2022 was $252,544 and $39,634, respectively. As of March 31, 2023, there was $3,037,555 of net property and equipment located in Israel.

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

As a result of the Merger, the Company is dual listed on The Nasdaq Stock Market and the Tel Aviv Stock Exchange (“TASE”). The first trading day of the Company’s shares on TASE was January 26, 2023.

The following table summarizes the consideration paid for Airobotics and the preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

Purchase price consideration
Common Stock – 2,844,291 Shares	$5,261,938
Vested Stock Options – 605,349 Shares	700,690
Warrants – 586,440 Shares	-
Total purchase price consideration	$5,962,628

Estimated fair value of assets:
Cash and cash equivalents and restricted cash	$1,049,454
Accounts receivable	112,245
Inventory	1,494,707
Other current assets	835,664
Property and equipment	3,492,070
Right of use asset	339,104
Intangible assets	6,057,926
Other long-term assets	62,851
13,036,036

Estimated fair value of liabilities assumed:
Accounts payable	969,242
Customer Prepayments	1,602,535
Government grant liability	1,783,403
Other loans	1,140,301
Other payables	1,156,057
Lease liabilities	385,450
Loan from related party	2,032,875
9,069,863

Net Assets Acquired	$3,996,173

Goodwill	$1,996,455

The intangible assets acquired include the developed technology, marketing-related assets, and customer relationships (see Note 6 – Intangible Assets). The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in fair values of property, plant and equipment, (2) changes in valuation of intangible assets such as developed technology, marketing-related assets, and customer relationships, as well as goodwill and (3) other changes to assets and liabilities.

The goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes.

Our results for the three months ended March 31, 2023 include results from Airobotics between January 24, 2023 and March 31, 2023. The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of Airobotics had occurred on January 1, 2022. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred on January 1, 2022 or what the Company’s operating results will be in future periods.

	(Unaudited) Three months ended March 31,
	2023	2022
Revenue, net	$2,628,027	$825,198
Net loss	$(14,883,364)	$(12,564,439)
Basic Earnings Per Share	$(0.30)	$(0.29)
Diluted Earnings Per Share	$(0.30)	$(0.29)

Goodwill Impairment

The Company has goodwill acquired as part of the American Robotics acquisition in 2021 and Airobotics acquisition in 2023. The changes in the carrying amount of goodwill for the three months ended March 31, 2023 and year ended December 31, 2022, are as follows:

American Robotics
Balance as of January 1, 2022	$45,026,583
Impairment loss	(19,419,600)
Balance as of December 31, 2022	25,606,983
Goodwill acquired	1,996,455
Balance as of March 31, 2023	$27,603,438

Goodwill is tested for impairment in the fourth quarter after the annual forecasting process. The Company initially carried out a qualitative analysis and determined that because of changes in market conditions as well as a slower increase in revenue than previously forecast, it was more likely than not that goodwill was impaired. The Company engaged a third-party service provider to carry out a valuation of the American Robotics entity. Using a discounted cash flow analysis and revised forecasts for revenue and cash flows that are lower than the previous valuation, it was determined that the fair value of the entity was lower than the carrying value as of December 31, 2022, and an impairment of $19,419,600 was recognized in operating expenses in the Consolidated Statements of Operations for the year ending December 31, 2022, included in our 2022 Form 10-K.

NOTE 6 – INTANGIBLE ASSETS

The components of intangible assets, all of which are finite lived, were as follows:

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life

Patents	$100,767	$(29,103)	$71,664	$82,431	$(27,331)	$55,100	10
Patents in process	110,156	-	110,156	119,760	-	119,760	N/A
Licenses	241,909	(71,713)	170,196	241,909	(65,665)	176,244	10
Software	211,411	(137,528)	73,883	161,284	(84,682)	76,602	3
Trademarks	3,230,000	(533,992)	2,696,008	3,230,000	(453,242)	2,776,758	10
FAA waiver	5,930,000	(980,363)	4,949,637	5,930,000	(832,113)	5,097,887	10
Developed technology	27,621,414	(3,428,388)	24,193,026	23,270,614	(2,752,353)	20,518,261	3 - 10
Non-compete agreements	840,000	(840,000)	-	840,000	(840,000)	-	1
Marketing-related assets	890,000	(15,790)	874,210	-	-	-	10
Customer relationships	1,090,000	(56,837)	1,033,613	60,000	(16,839)	43,161	5
	$40,265,657	$(6,093,264)	$34,172,393	$33,774,714	$(5,072,225)	$28,863,773

Amortization expenses for the three months ended March 31, 2023, and 2022 were $978,838 and $855,326, respectively.

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

On August 31, 2022, the Company entered into an asset purchase agreement with Field of View LLC, a North Dakota limited liability company. The total purchase consideration consisted of $250,000 of cash payable in monthly instalments over twelve months, and $75,520 of shares of the Company’s Common Stock, representing 16,000 shares (“FOV Consideration Shares”). The asset purchase agreement restricted the holder from transferring the FOV Consideration Shares for 180 days from the closing date, subject to certain exceptions. The Company acquired computer and research and development equipment amounting to $18,506 and intangibles for developed technology for $307,014. As of March 31, 2023, the equity was issued in full, and cash paid amounted to $41,667 for the three-months ended March 31, 2023 and $104,167 for the twelve months ended December 31, 2022. The balance payable of $103,666 is accounted for as accrued purchase consideration included in accrued expenses and other current liabilities payable over the next five months.

On October 19, 2022, Airobotics entered into an Asset Purchase Agreement, as amended, to acquire all of the intellectual property, technical systems, and operations of Iron Drone Ltd. (“Iron Drone”), an Israeli-based company specializing in the development of autonomous counter-drone systems (the “Iron Drone Transaction”). The consideration for the Iron Drone Transaction was (i) $135,000 in cash, (ii) 46,129 shares of the Company’s Common Stock, (iii) warrants exercisable for 26,553 shares of the Company’s commons stock with an exercise price of $11.95, which shall be exercisable if, during the 48 month period following the closing, the average price per share of the Company’s Common Stock exceeds $52.38 for a period of at least 90 consecutive trading days, (iv) a right to acquire 35,377 shares of the Company’s Common Stock if during the 48 month period after the closing, the average price per share of the Company’s Common Stock exceeds $18.25 for a period of at least 90 consecutive trading days, and (v) a right to acquire 70,753 shares of the Company’s Common Stock if during the 48 month period after the closing, the average price per share of Company’s Common Stock exceeds $20.27 for a period of at least 90 consecutive trading days. On March 6, 2023, the Company completed the Iron Drone Transaction. The Company acquired intangibles for developed technology for $220,800. As of March 31, 2023, the equity was issued in full, and cash paid amounted to $28,564. The balance payable of $106,436 is accounted for as accrued purchase consideration included in accrued expenses and other current liabilities.

Estimated amortization expense for the next five years for the intangible assets currently being amortized is as follows:

Year Ending December 31,	Estimated Amortization
2023 (9 months)	$3,111,886
2024	$4,148,300
2025	$4,086,953
2026	$4,004,518
2027	$3,997,357
Thereafter	$14,823,379
Total	$34,172,393

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

This long-term equity investment consists of an equity investment in a private company through preferred shares, which are not considered in-substance Common Stock, that is accounted for at cost, with adjustments for observable changes in prices or impairments, and is classified as long-term equity investment on our consolidated balance sheets with adjustments recognized in other (expense) income, net on our consolidated statements of operations. The Company has determined that the equity investment does not have a readily determinable fair value and elected the measurement alternative. Therefore, the equity investment’s carrying amount will be adjusted to fair value at the time of the next observable price change for the identical or similar investment of the same issuer or when an impairment is recognized. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investment is impaired. The assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. If the investment is impaired, the Company writes it down to its estimated fair value. As of March 31, 2023 and December 31, 2022 the long-term equity investment had a carrying value of $1,500,000 and $1,500,000, respectively.

Our CEO Eric Brock is a director of Dynam. An officer and a director of the Company have invested an aggregate of $35,000 in Dynam as of March 31, 2023.

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31, 2023	December 31, 2022
Accrued payroll and other benefits	$1,564,944	$390,698
D&O insurance financing payable	378,513	516,619
Accrued professional fees	91,238	792,367
Accrued purchase consideration	210,603	145,833
Other accrued expenses and payables	222,234	1,246,847
Total accrued expenses and other current liabilities	$2,467,532	$3,092,364

NOTE 9 – LONG-TERM NOTES PAYABLE

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

On both March 31, 2023, and December 31, 2022, the total outstanding balance of the 2017 Convertible Promissory Note was $300,000. The maturity date of the 2017 Convertible Promissory Note is based on the payment of 0.6% of quarterly gross revenue until 1.5 times the amount of the 2017 Convertible Promissory Note is paid. Accrued interest on March 31, 2023, and December 31, 2022 was $39,457 and $40,965, respectively. Interest expense for the three months ended March 31, 2023 and 2022 was $3,750.

2022 Convertible Exchange Notes

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

The 2022 Convertible Exchange Notes are identical in all material respects to the 2022 Convertible Promissory Notes, except that they (i) are issued pursuant to the Base Indenture (as defined below) and the First Supplemental Indenture (as defined below); (ii) have a maturity date of October 28, 2024; (iii) allow for the Acceleration of Installment Amounts (as defined in the 2022 Convertible Exchange Notes) not to exceed eight (8) times the Installment Amount (as defined in the 2022 Convertible Exchange Notes) with respect to the Installment Date (as defined in the 2022 Convertible Exchange Notes) related to the Current Acceleration (as defined in the 2022 Convertible Exchange Notes); and (iv) modify the Acceleration Conversion Price (as defined in the 2022 Convertible Exchange Notes).

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

As of March 31, 2023, the total outstanding principal on the 2022 Convertible Exchange Notes was $25,988,886, net of debt discount and issuance costs of $1,808,780. As of December 31, 2022, the total outstanding principal on the 2022 Convertible Promissory Notes was $30,048,135, net of debt discount and issuance costs of $3,251,865. Accrued interest on March 31, 2023, and December 31, 2022 was $399,516 and $176,629, respectively

For the three months ended March 31, 2023, we recognized interest expense of $302,750, amortization expense of $1,002,907 related to the debt discount, and amortization expense of $497,734 related to the issuance costs. The remaining unamortized debt discount of $1,138,222 and issuance costs of $670,558 as of March 31, 2023 will be amortized via the straight-line method through the maturity date. This method is materially consistent with the interest method under ASC 835. Interest expense and amortization expense of the debt discount and issuance costs are included in Interest expense on the Consolidated Statements of Operations.

The 2022 Convertible Exchange Notes bear interest at the rate of 3% per annum. The 2022 Convertible Exchange Notes are payable in monthly installments beginning on November 1, 2022 through the maturity date of October 28, 2024 (each such date, an “Installment Date”). On each Installment Date, we will make monthly payments by converting the applicable “Installment Amount” (as defined below) into shares of our Common Stock (an “Installment Conversion”), subject to satisfaction of certain equity conditions, including a minimum $1.50 share price, $500,000 minimum daily volume, and maintaining continued Nasdaq listing requirements among other conditions. If these conditions are not met, installments can be requested in cash. For the three months ended March 31, 2023, we issued 2,104,988 common shares as a result of Installment Conversion. At each Installment Date the note holder may defer some or all of the amount due until the subsequent Installment Date. In between Installment Dates, the note holder also has the option to accelerate certain portions of principal due. At each Installment Date the price used to exchange outstanding notes into Common Stock is based on an 8% discount to the lowest volume weighted average price (“VWAP”) of the respective previous five trading days. The maximum conversion price is $4.25 per share.

The “Installment Amount” will equal:

(i)	for all Installment Dates other than the maturity date, the lesser of (x) the Holder Pro Rata Amount of $1,437,500 and (y) the principal amount then outstanding under the Note; and

(ii)	on the maturity date, the principal amount then outstanding under the Note.

Each month, the note holders may accelerate a portion of the note due up to eight times the minimum Installment Amount of $1,437,500.

Government Grant Liability

Airobotics has received grants from the Israel Innovation Authority (“IIA”) to finance its research and development programs in Israel, through which Airobotics received IIA participation payments in the aggregate amount of $2.6 million through March 31, 2023. All of these are royalty-bearing grants. In return, Airobotics is committed to pay IIA royalties at a rate of 3-3.5% of future sales of the developed products, up to 100% of the amounts of grants received plus interest at LIBOR. Through March 31, 2023, approximately $449,000 in royalties have been paid to the IIA. The Company’s royalty liability to the IIA as of March 31, 2023, including grants received by Airobotics and the associated LIBOR interest on all such grants was $1,812,904. Interest expense for January 23, 2023 - March 31, 2023 was $33,217.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

On March 31, 2023 and December 31, 2022, the Company had 116,666,667 shares of Common Stock, par value $0.0001 (the “Common Stock”), authorized for issuance, of which 49,108,159 and 44,108,661 shares of our Common Stock were issued and outstanding, respectively.

Preferred Stock

At March 31, 2023 and December 31, 2022, the Company had 10,000,000 shares of preferred stock, par value $0.0001, authorized, of which 5,000,000 shares are designated as Series A Convertible Preferred Stock (“Series A Preferred”) and 5,000,000 shares are non-designated (“blank check”) shares. As of March 31, 2023, and December 31, 2023, the Company had no preferred stock outstanding.

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

Form S-3

On January 29, 2021, the Company filed a shelf Registration Statement on Form S-3 for up to $150,000,000 with the SEC (the “Form S-3”) for shares of its Common Stock; shares of its preferred stock, which the Company may issue in one or more series or classes; debt securities, which the company may issue in one or more series; warrants to purchase its Common Stock, preferred stock or debt securities; and units. The Form S-3 was declared effective by the SEC on February 5, 2021.  In connection with the 2022 Convertible Promissory Notes, on October 26, 2022, the Company filed a Registration Statement on Form S-3MEF to register $11,696,000, the aggregate maximum amount, of the Company’s securities. This registration statement became effective upon filing.

ATM Offering

On March 22, 2022, the Company, entered into an Equity Distribution Agreement (the “ATM Agreement”) with Oppenheimer. (the “Sales Agent”). Pursuant to the terms of the ATM Agreement, the Company may offer and sell (the “ATM Offering”) from time to time through the Sales Agent, as the Company’s sales agent, up to $50 million of shares of Common Stock, (the “ATM Shares”). Sales of the ATM Shares, if any, may be made in sales deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act. The Sales Agent is not required to sell any specific number or dollar amount of ATM Shares but will act as a sales agent using commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules, and regulations and the rules of the Nasdaq Stock Market, on mutually agreed terms between the Sales Agent and the Company. The Sales Agent will receive from the Company a commission of 3.0% of the gross proceeds from the sales of ATM Shares by the Sales Agent pursuant to the terms of the ATM Agreement. Net proceeds from the sale of the ATM Shares will be used for general corporate purposes.

On October 26, 2022, Ondas entered into Amendment No. 1 to the Equity Distribution Agreement with the Sales Agent (“Amendment No. 1”). Amendment No. 1 provides for the reduction of the aggregate offering price from up to $50 million to up to $40 million of shares of its Common Stock.

The offering of ATM Shares pursuant to the ATM Agreement will terminate upon the earliest of (i) the sale of all ATM Shares subject to the ATM Agreement, and (ii) the termination of the ATM Agreement pursuant to its terms.

The ATM Shares are issued pursuant to the Form S-3 and the prospectus supplement thereto dated March 22, 2022.

There were no shares sold during the three months ended March 31, 2023 and 2022.

Stock Issued for Convertible Debt

On January 1, 2023, January 26, 2023, January 31, 2023 and March 1, 2023, the Company issued 361,115, 361,808, 1,085,874 and 296,191 shares of its Common Stock, respectively, to the lenders in lieu of cash payments for $4,794 of outstanding interest and $3,000,000 of outstanding principal on the 2022 Convertible Exchange Notes (See Note 9 – Long-term Notes Payable for further details).

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

As of March 31, 2023, we had warrants outstanding to purchase an aggregate of 2,366,092 shares of Common Stock with a weighted average contractual remaining life of approximately 6.03 years, and exercise prices ranging from $0.03 to $12.35 per share, resulting in a weighted average exercise price of $7.96 per share.

Warrants Granted During 2023

As of December 31, 2022, we had Warrants outstanding to purchase an aggregate of 1,901,802 shares of Common Stock with a weighted-average contractual remaining life of approximately 7.47 years, and exercise prices ranging from $0.03 to $7.89 per share, resulting in a weighted average exercise price of $7.63 per share.

On January 23, 2023, the Company issued warrants to purchase an aggregate of 586,440 shares of Common Stock with exercise prices ranging from $9.26 to $12.35 per share, resulting in a weighted average exercise price of $9.95 per share, as consideration in the acquisition of Airobotics.

The assumptions used in the Black-Scholes Model are set forth in the table below.

Three months ended,
March 31, 2023
Stock price	$1.85
Risk-free interest rate	4.21-4.70%
Volatility	50.64-55.34%
Expected life in years	0.12-1.63
Dividend yield	0.00%

A summary of our Warrants activity for the three months ended March 31, 2023 and related information follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Shares Under	Exercise	Contractual
	Warrant	Price	Life
Balance on January 1, 2023	1,901,802	$7.63	7.47
Issued	586,440	$9.95	1.06
Expired	(122,150)	$2.57
Balance on March 31, 2023	2,366,092	$7.96	6.03

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

At the 2021 Annual Meeting of Stockholders of the Company held on November 5, 2021, stockholders of the Company approved, among other matters, the Ondas Holdings Inc. 2021 Stock Incentive Plan (the “Plan”). The Committee adopted the Plan on September 30, 2021, subject to stockholder approval. The purpose of the Plan is to enable the Company to attract, retain, reward, and motivate eligible individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum efforts for the growth and success of the Company, so as to strengthen the mutuality of the interests between the eligible individuals and the shareholders of the Company. The Plan provides for the issuance of awards including stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards. The Plan provides for a reserve of 6,000,000 shares of the Company’s Common Stock.

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

On January 23, 2023, in connection with the acquisition of Airobotics, the Company granted stock options to purchase 1,064,946 shares of Common Stock, of which 773,244 options were vested and the remaining 291,702 vest monthly through November 13, 2025. The vested options have a weighted average contractual remaining life of approximately 6.08 years, an exercise price ranging from $0.49 to $12.35 per share, resulting in a weighted average exercise price of $5.43 per share, and a grant date fair value ranging from $0 to $1.48 per share. The unvested options have a weighted average contractual remaining life of approximately 7.52 years, an exercise price ranging from $0.49 to $24.70 per share, resulting in a weighted average exercise price of $15.80 per share, and a grant date fair value ranging from $0 to $1.45 per share.

On February 9, 2023, the Committee of the Board granted an aggregate of 317,625 stock options to purchase shares of the Company’s Common Stock to certain employees. The stock options vest over a four-year period and are contingent on ongoing employment. They are included in compensation expenses.

On March 16, 2023, the Committee of the Board granted an aggregate of 1,793,000 stock options to purchase shares of the Company’s Common Stock to certain employees. The stock options vest over a four-year period and are contingent on ongoing employment. They are included in compensation expenses.

On March 16, 2023, the Committee of the Board also granted an aggregate of 31,250 stock options to purchase shares of the Company’s Common Stock to certain non-employees. 6,250 stock options vested on the grant date, and 25,000 vest on December 31, 2023. They are included in compensation expenses.

The assumptions used in the Black-Scholes Model are set forth in the table below.

Three months ended,
March 31, 2023
Stock price	$1.46-2.06
Risk-free interest rate	3.61-4.82%
Volatility	49.83-58.92%
Expected life in years	0.12-6.25
Dividend yield	0.00%

A summary of our Option activity for the three months ended March 31, 2023 and related information follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Shares Under	Exercise	Contractual
	Option	Price	Life
Balance on January 1, 2023	2,412,286	$5.77	7.58
Granted	3,206,821	$3.80
Forfeited	(153,709)	$5.01
Balance on March 31, 2023	5,465,398	$4.64	8.47
Vested and Exercisable at March 31, 2023	2,143,939	$6.13	2.73

As of March 31, 2023, total unrecognized compensation expense related to non-vested stock options was $3,527,915 which is expected to be recognized over a weighted average period of 3.17 years.

Total stock-based compensation expense for stock options for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022
General and administrative	$119,199	$80,480
Sales and marketing	129,747	135,983
Research and development	53,291	116,179
Cost of goods sold	2,692	-
Total stock-based expense related to options	$304,929	$332,642

Restricted Stock Units

On February 9, 2023, the Committee approved the grant of 3,000 restricted stock units to an employee. The restricted stock units vest in two successive equal annual installments with the first vesting date commencing on the first anniversary of the award date and are contingent on continuing employment.

On February 9, 2023, the Committee also approved the grant of 66,000 restricted stock units to two employees. The restricted stock units vest as follows: 20% on September 13, 2023, 40% on January 10, 2024, and 40% on February 21, 2024 and are contingent on continuing employment.

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

The following is a summary of restricted stock unit activity for the three months ended March 31, 2023:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period (Years)
Unvested balance at January 1, 2023	1,110,027	$6.89	1.52
Granted	69,000	$2.06
Vested	(43,040)	$2.45
Cancelled	(14,800)	$7.19
Unvested balance at March 31, 2023	1,121,187	$6.76	1.25

Total stock-based compensation expense for restricted stock units for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022
General and administrative	$617,839	$646,852
Sales and marketing	9,395	-
Research and development	331,193	348,901
Total stock-based expense related to restricted stock units	$958,427	$995,753

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of March 31, 2023.

NOTE 12 – SEGMENT INFORMATION

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The Company’s CODM is its Chief Executive Officer. The Company determined it has two reportable segments: Ondas Networks and Ondas Autonomous Systems as the CODM reviews financial information for these two businesses separately. The Company has no inter-segment sales. The following table presents segment information for three months ended March 31, 2023:

	Three Months Ended
	March 31, 2023
	Ondas Networks	Ondas Autonomous Systems	Total
Revenue, net	$1,130,202	$1,465,789	$2,595,991
Depreciation and amortization	35,744	1,195,638	1,231,382
Interest income	3,679	3,666	7,345
Interest expense	908,964	886,509	1,795,473
Stock based compensation	267,531	995,825	1,263,356
Net loss	(4,225,243)	(10,230,308)	(14,455,551)
Goodwill	-	27,603,438	27,603,438
Capital expenditures	-	135,224	135,224
Total assets	$18,879,201	$74,892,433	$93,771,634

NOTE 13 – INCOME TAXES

The Company had a net deferred tax asset of $35.9 million as of December 31, 2022, including a tax benefit from approximately $79 million of net operating loss carry-forwards of $27.5 million. A valuation allowance of $35.9 million was provided against this asset resulting in deferred assets, net of valuation allowance of $0.

Airobotics Limited had a tax benefit of approximately $23.1 million as of December 31, 2022, resulting from Israeli tax loss carry-forwards of $110.0 million. These losses are available to offset future profits of Airobotics Limited. As of the acquisition date of January 23, 2023, the Company estimated that Airobotics had a deferred tax liability of $1.4 million resulting from the acquisition accounting of amortizable intangibles assets. This liability together with a valuation allowance of $21.7 million result in deferred assets, net of valuation allowance of $0, relating to Airobotics.

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

As of March 31, 2023 and December 31, 2022, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company has a long-term equity investment in Dynam with a carrying value of $1,500,000 as of March 31, 2023 and December 31, 2022. See Note 7 – Long-Term Equity Investment. In addition to the equity investment, the Company paid Dynam for services of $0 and $515,680 during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, amounts owed to Dynam were $140,800 and $0, respectively, which are included in Accounts payable.

As of March 31, 2023 and December 31, 2022, the Company owed $0 and $359,159 to independent directors, respectively, which is included in Accrued expenses and other current liabilities.

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated subsequent events as of May 15, 2023, the date the condensed consolidated financial statements were available to be issued according to the requirements of ASC topic 855.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis provide information which our management believes to be relevant to an assessment and understanding of the results of operations and financial condition of Ondas Holdings Inc. (“Ondas,” “we” or the “Company”). This discussion should be read together with our condensed consolidated financial statements and the notes included therein, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2023, including the audited consolidated financial statements and notes included therein as of and for the year ended December 31, 2022 (“2022 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. For a description of factors that may cause our actual results to differ materially from those anticipated in these forward-looking statements, please refer to the below section of this Report titled “Cautionary Note Regarding Forward-Looking Statements.” The reported results will not necessarily reflect future results of operations or financial condition.

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

Our relationship with Siemens has expanded significantly since entering into the partnership both with (i) the wider marketing of our wireless technology platform and (ii) multiple additional joint-product programs. Siemens has expanded its marketing reach of Ondas Networks products with identified opportunities in North American Passenger and Transit Rail as well as in European and Asian Rail markets. We believe our technology has broad potential in these large, newly targeted markets.

In November 2021, Siemens secured its first commercial 900 MHz rail order for a major Class I Railroad in the United States which was delivered in December 2021. In August 2022, we announced that we had secured an initial volume order from Siemens for the Class I Rail 900 MHz Network consisting of both ATCS compatible products along with Ondas’ catalog products. In September 2022, we received government authorization to sell ATCS radios in Canada. In March 2023 the Association of American Railroads (“AAR”) formally announced that IEEE 80216 standard would be the wireless platform for the greenfield 900 MHz network. The AAR also confirmed they have agreed with the Federal Communications Committee to retire the legacy 900 MHs band by September 2025 and that the wireless network in the new 900 MHz band would be substantially built by April 2026.

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

In addition to the Autonomous Drone Platforms, we also offer a counter-drone system called the Raider™. The Raider™ was developed by Iron Drone Ltd. (“Iron Drone”), an Israeli-based company specializing in the development of autonomous counter-drone systems, and is deployed by government and enterprise customers to provide security and protect critical infrastructure, assets and people from the threat of hostile drones. Ondas Holdings acquired Iron Drone on March 6, 2023.

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

Results of Operations

Three months ended March 31, 2023 compared to three months ended March 31, 2022

	Three Months Ended March 31,
			Increase
	2023	2022	(Decrease)
Revenue, net	$2,595,991	$410,198	$2,185,793
Cost of goods sold	1,569,095	287,932	1,281,163
Gross profit	1,026,896	122,266	904,630
Operating expenses:
General and administrative	5,467,111	5,524,717	(57,606)
Sales and marketing	1,237,485	681,663	555,822
Research and development	6,974,979	3,907,219	3,067,760
Total operating expense	13,679,575	10,113,599	3,565,976
Operating loss	(12,652,679)	(9,991,333)	2,661,346
Other income (expense)	(1,802,872)	(19,066)	1,783,806
Net loss	$(14,455,551)	$(10,010,399)	$4,445,152

Revenues

	Three Months Ended March 31,
	2023	2022	Increase
Revenue, net
Ondas Networks	$1,130,202	$350,081	$780,121
Ondas Autonomous Systems	1,465,789	60,117	1,405,672
Total	$2,595,991	$410,198	$2,185,793

Our revenues increased by $2,185,793 to $2,595,991 for the three months ended March 31, 2023, compared to $410,198 for the three months ended March 31, 2022. Revenues during the three months ended March 31, 2023, included $2,355,781 for products, $79,938 for maintenance, service, support, and subscriptions, and $160,272 for development agreements with Siemens. Revenues during the three months ended March 31, 2022, included $149,270 for products, $60,117 for maintenance, service and support and $200,811 for development agreements with Siemens and AURA. The increase in our revenues were primarily the result of acquiring Airobotics, which had $1,465,789 of revenue during the three months ended March 31, 2023, and increased product sales to Siemens.

Cost of goods sold

Our cost of goods sold was $1,569,095 for the three months ended March 31, 2023, compared to $287,932 for the three months ended March 31, 2022. The increase in cost of goods sold was primarily a result of acquiring Airobotics and increases in Ondas Networks’ product revenue.

Gross profit

Our gross profit increased by $904,630 for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, based on the changes in revenues and costs of goods sold as discussed above. Gross margin for the three months ended March 31, 2023 and 2022 was 40% and 30%, respectively. This increase in gross margin is due to an increase of approximately $808,000 in Ondas Networks’ product sales, which have higher margins, as compared to the prior period, which had a higher mix of development project revenue with lower margins.

Operating Expenses

	Three Months Ended March 31,
			Increase
	2023	2022	(Decrease)
Operating expenses:
General and administrative	$5,467,111	$5,524,717	$(57,606)
Sales and marketing	1,237,485	681,663	555,822
Research and development	6,974,979	3,907,219	3,067,760
Total	$13,679,575	$10,113,599	$3,565,976

Our principal operating costs include the following items as a percentage of total expense.

	Three Months Ended March 31,
	2023	2022
Human resource costs, including benefits	41%	43%
Travel and entertainment	2%	2%
Other general and administration costs:
Professional fees and consulting expenses	5%	14%
Other expense	10%	16%
Depreciation and amortization	9%	9%
Other research and deployment costs, excluding human resources and travel and entertainment	31%	15%
Other sales and marketing costs, excluding human resources and travel and entertainment	2%	1%

Operating expenses increased by $3,565,976, or 35%, as a result of the following items:

Three Months Ended March 31, 2023
Human resource costs, including benefits	$1,210,886
Travel and entertainment	36,059
Other general and administration costs:
Professional fees and consulting costs	241,933
Other expense	(163,536)
Depreciation and amortization	288,558
Other research and development costs, excluding human resources and travel and entertainment	1,838,654
Other sales and marketing costs, excluding human resources and travel and entertainment	113,422
$3,565,976

The increase in operating expenses was primarily due to: (i) an increase of approximately $1,211,000 in human resource costs, of which approximately $861,000 relates to the added head count from the Airobotics acquisition, and the remaining increase of $350,000 is due to increased headcount at Ondas Networks; (ii) an increase of approximately $1,839,000 in other research and development costs, of which approximately $471,000 relates to the acquisition of Airobotics, and the remaining increase of $1,368,000 relates to costs associated with terminating a development contract at American Robotics, as a result of restructuring actions related to the integration of American Robotics and Airobotics; (iii) the remaining increase of approximately $516,000 relates to the acquisition of Airobotics.

Operating Loss

	Three Months Ended
	March 31,
	2023	2022	Increase

Operating loss	$(12,652,679)	$(9,991,333)	$2,661,346

As a result of the foregoing, our operating loss increased by $2,661,346, or 27%, to $12,652,679 for the three months ended March 31, 2023, compared with $9,991,333 for the three months ended March 31, 2022. Operating loss increased primarily as a result of higher human resource costs and research and development expenses for the three months ended March 31, 2023.

Total other Income (Expense), net

	Three Months Ended
	March 31,
	2023	2022	Increase

Other income (expense), net	$(1,802,872)	$(19,066)	$1,783,806

Other expense, net increased by $1,783,806, to $1,802,872 for the three months ended March 31, 2023, compared with the other expense of $19,066 for the three months ended March 31, 2022. During the three months ended March 31, 2023, we reported an increase in interest expense of approximately $303,000, amortization of debt discount of approximately $1,003,000, and amortization debt issuance costs of approximately $498,000 for the 2022 Convertible Exchange Notes.

Net Loss

	Three Months Ended
	March 31,
	2023	2022	Increase

Net Loss	$(14,455,551)	$(10,010,399)	$4,445,152

As a result of the net effects of the foregoing, net loss increased by $4,445,152, or 44%, to $14,455,551 for the three months ended March 31, 2023, compared with $10,010,399 for the three months ended March 31, 2022. Net loss per share of Common Stock, basic and diluted, was $(0.30) for the three months ended March 31, 2023, compared with $(0.24) for the three months ended March 31, 2022.

Summary of (Uses) and Sources of Cash

	Three Months Ended March 31,
	2023	2022
Net cash flows used in operating activities	$(12,738,835)	$(7,101,930)
Net cash flows provided by (used in) investing activities	863,831	(1,562,295)
Net cash flows used in financing activities	(3,742,638)	(90,237)
Decrease in cash and cash equivalents	(15,617,642)	(8,754,462)
Cash and cash equivalents, beginning of period	29,775,096	40,815,123
Cash and cash equivalents, end of period	$14,157,454	$32,060,661

The principal use of cash in operating activities for the three months ended March 31, 2023, was to fund the Company’s current expenses primarily related to operating activities necessary to allow us to service and support customers. The increase in cash flows used in operating activities of $5,636,905 was primarily due to the increase in operating expenses of approximately $3,566,000, combined with an increase in depreciation and amortization of approximately $2,011,000 related to the acquired fixed assets and intangibles of Airobotics and the amortization of debt discount and issuance costs for the 2022 Convertible Exchange Notes.

The increase in cash flows provided by investing activities of $2,426,126, relates to $1,049,454 cash acquired with Airobotics acquisition, combined with decrease of approximately $1,418,000 in payments made for purchase of equipment and patent costs.

The cash flows used in financing activities increased $3,652,401 primarily due to cash payments of $2,502,333 on the 2022 Convertible Exchange Notes, and payments of $1,240,305 for Airobotics related debt. For a summary of our outstanding Long-Term Notes Payable, see Note 9 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. On March 31, 2023, we had stockholders’ equity of approximately $54,084,000. On March 31, 2023, we had net long-term borrowings outstanding of approximately $12,120,000 and short-term borrowings outstanding of approximately $15,982,000, net of debt discount and issuance costs of approximately $1,809,000. On March 31, 2023, we had total cash, cash equivalents, and restricted cash of approximately $14,157,000 and working capital deficit of approximately $3,500,000.

In October 2022, the Company entered into a convertible debt agreement, which provided cash proceeds of approximately $27,660,000. Also in 2022, the Company raised approximately $6,090,000 through the ATM Offering. We expect to fund our operations for the next twelve months from the filing date of this Form 10-Q from cash on hand, gross profits generated from revenue growth, and additional funds that we may seek through equity or debt offerings and/or borrowings under additional notes payable, lines of credit or other sources.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we had no off-balance sheet arrangements.

Contractual Obligations

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. Information concerning our critical accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2022 Form 10-K. There have been no significant changes in our critical accounting policies since the filing of the 2022 Form 10-K.

Recent Accounting Pronouncements

There have been no material changes to our significant accounting policies as summarized in Note 2 of our 2022 Form 10-K. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying condensed consolidated financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are neither historical facts nor assurances of future performance. These forward-looking statements are based on our current, reasonable expectations and assumptions, which expectations and assumptions are subject to risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on 2022 Form 10-K, which was filed with the SEC on March 14, 2023, and the risks discussed under the caption “Risk Factors” included in this Quarterly Report on Form 10-Q. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2023. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Name of Document
4.1	Form of 3% Series B-1 Senior Convertible Note (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC January 23, 2023).
4.2	Form of 3% Series B-2 Senior Convertible Note (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC January 23, 2023).
4.3	Base Indenture, dated January 20, 2023, between Ondas Holdings Inc. and Wilmington Savings Fund Society, FSB (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on January 23, 2023).
4.4	Supplemental Indenture, dated January 20, 2023, between Ondas Holdings Inc. and Wilmington Savings Fund Society, FSB (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC January 23, 2023).
10.1	Ondas Holdings, Inc. 2021 Incentive Stock Israeli Appendix (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2023).
10.2+	Employment Agreement, dated August 5, 2021, between Ondas Holdings Inc. and Reese Mozer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2023).
10.3	Form of Amendment No. 1 to Securities Purchase Agreement, dated January 20, 2023, between Ondas Holdings Inc. and the Investors (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on January 23, 2023).
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated May 15, 2023*
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated May 15, 2023*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated May 15, 2023**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated May 15, 2023**
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 2023

ONDAS HOLDINGS INC.

By:	/s/ Eric A. Brock
Eric A. Brock
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Derek Reisfield
Derek Reisfield
Chief Financial Officer
(Principal Financial Officer Principal Accounting Officer)