Form 10-Q
period 2023-06-30
Ondas Holdings Inc.
filed 2023-08-14
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ___________

Commission File Number: 001-39761

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

The number of shares outstanding of the issuer’s Common Stock as of August 8, 2023, was 54,457,667.

ONDAS HOLDINGS INC.

i

Item 1. Financial Statements

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,063,905	$29,775,096
Restricted cash	40,811	-
Accounts receivable, net	4,912,902	104,276
Inventory, net	2,907,263	2,173,017
Note receivable	-	2,000,000
Other current assets	2,165,063	1,749,613
Total current assets	13,089,944	35,802,002

Property and equipment, net	5,691,432	3,023,285

Other Assets:
Goodwill, net	27,671,921	25,606,983
Intangible assets, net	33,448,239	28,863,773
Long-term equity investment	1,500,000	1,500,000
Deposits and other assets	419,609	218,206
Operating lease right of use assets	2,740,434	2,930,996
Total other assets	65,780,203	59,119,958
Total assets	$84,561,579	$97,945,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,890,428	$2,965,829
Operating lease liabilities	614,227	580,593
Accrued expenses and other current liabilities	2,874,396	3,268,993
Convertible note payable, net of unamortized debt discount and issuance cost of $1,171,661 and $2,303,664, respectively	20,280,629	15,849,445
Government grant liability	248,012	-
Deferred revenue	142,635	61,508
Total current liabilities	29,050,327	22,726,368

Long-Term Liabilities:
Notes payable	300,000	300,000
Convertible notes payable, net of current, net of unamortized debt discount and issuance cost of $404,964 and $948,201, respectively	1,595,036	14,198,690
Accrued interest	40,544	40,965
Government grant liability, net of current	1,763,556	-
Operating lease liabilities, net of current	2,294,323	2,456,315
Total long-term liabilities	5,993,459	16,995,970
Total liabilities	35,043,786	39,722,338

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Preferred stock - par value $0.0001; 5,000,000 shares authorized at June 30, 2023 and December 31, 2022, respectively, and none issued or outstanding at June 30, 2023 and December 31, 2022, respectively	-	-
Preferred stock, Series A - par value $0.0001; 5,000,000 shares authorized at June 30, 2023 and December 31, 2022, respectively, and none issued or outstanding at June 30, 2023 and December 31, 2022, respectively	-	-
Common Stock - par value $0.0001; 116,666,667 shares authorized; 52,451,402 and 44,108,661 issued and outstanding, respectively June 30, 2023 and December 31, 2022, respectively	5,245	4,411
Additional paid in capital	226,441,379	211,733,690
Accumulated deficit	(176,928,831)	(153,515,194)
Total stockholders’ equity	49,517,793	58,222,907
Total liabilities and stockholders’ equity	$84,561,579	$97,945,245

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues, net	$5,468,964	$604,219	$8,064,955	$1,014,417
Cost of goods sold	2,397,188	285,639	3,966,283	573,571
Gross profit	3,071,776	318,580	4,098,672	440,846

Operating expenses:
General and administration	5,316,848	6,090,053	10,783,959	11,614,770
Sales and marketing	1,743,588	731,246	2,981,073	1,412,909
Research and development	4,508,005	4,870,369	11,482,984	8,777,588
Total operating expenses	11,568,441	11,691,668	25,248,016	21,805,267

Operating loss	(8,496,665)	(11,373,088)	(21,149,344)	(21,364,421)

Other income (expense), net
Other income (expense), net	103,604	(6,871)	70,387	(11,263)
Interest income	-	-	7,345	-
Interest expense	(541,393)	(11,466)	(2,303,649)	(26,140)
Foreign exchange gain (loss), net	(23,632)	-	(38,376)	-
Total other income (expense)	(461,421)	(18,337)	(2,264,293)	(37,403)

Net loss	(8,958,086)	(11,391,425)	(23,413,637)	(21,401,824)

Net loss per share - basic and diluted	$(0.18)	$(0.27)	$(0.47)	$(0.51)

Weighted average number of common shares outstanding, basic and diluted	51,112,218	42,167,548	49,414,425	41,582,327

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2022	40,990,604	$4,099	$192,502,122	$(80,273,389)	$112,232,832
Stock-based compensation	-	-	1,328,395	-	1,328,395
Net loss	-	-	-	(10,010,399)	(10,010,399)
Balance, March 31, 2022	40,990,604	$4,099	$193,830,517	$(90,283,788)	$103,550,828
Issuance of shares in connection with acquisition of intangible asset from Ardenna, Inc.	780,000	78	5,943,522	-	5,943,600
Stock-based compensation	-	-	1,555,184	-	1,555,184
Shares issued as per ATM agreement (Net of offering costs)	852,679	85	6,039,020	-	6,039,105
Net loss	-	-	-	(11,391,425)	(11,391,425)
Balance, June 30, 2022	42,623,283	$4,262	$207,368,243	$(101,675,213)	$105,697,292

Balance, January 1, 2023	44,108,661	$4,411	$211,733,690	$(153,515,194)	$58,222,907
Issuance of shares in connection with acquisition of Airobotics, Ltd.	2,844,291	284	5,261,654	-	5,261,938
Issuance of shares in connection with acquisition of the assets of Iron Drone, Ltd.	46,129	5	85,795	-	85,800
Assumption of vested stock options in connection with acquisition of Airobotics, Ltd.	-	-	700,690	-	700,690
Delivery of shares for restricted stock units	4,090	-	-	-	-
Issuance of shares for payment on convertible debt	2,104,988	211	3,004,583	-	3,004,794
Stock-based compensation	-	-	1,263,356	-	1,263,356
Net loss	-	-	-	(14,455,551)	(14,455,551)
Balance, March 31, 2023	49,108,159	$4,911	$222,049,768	$(167,970,745)	$54,083,934
Issuance of shares for payment on convertible debt	3,341,704	334	2,751,041	-	2,751,375
Issuance of shares upon exercise of options	1,539	-	701	-	701
Stock-based compensation	-	-	1,639,869	-	1,639,869
Net loss	-	-	-	(8,958,086)	(8,958,086)
Balance, June 30, 2023	52,451,402	$5,245	$226,441,379	$(176,928,831)	$49,517,793

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,413,637)	$(21,401,824)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	412,625	127,036
Amortization of debt discount	1,785,414	-
Amortization of intangible assets	2,038,793	1,822,236
Amortization of right of use asset	529,666	400,370
Loss on intellectual property	12,223	11,095
Stock-based compensation	2,903,225	2,883,579
Change in fair value of government grant liability	(72,381)	-
Changes in operating assets and liabilities:
Accounts receivable	(4,696,381)	947,916
Inventory	760,461	(91,403)
Other current assets	387,339	(49,988)
Deposits and other assets	(138,552)	-
Accounts payable	955,357	(34,465)
Deferred revenue	(1,521,408)	(312,734)
Operating lease liability	(513,808)	(263,884)
Accrued expenses and other current liabilities	(1,293,713)	660,063
Net cash flows used in operating activities	(21,864,777)	(15,302,003)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(49,634)	(25,544)
Purchase of equipment	(65,170)	(2,612,604)
Cash paid for Ardenna Inc. asset acquisition	-	(900,000)
Cash paid for Iron Drone asset acquisition	(135,000)	-
Cash acquired on the acquisition of Airobotics Ltd.	1,049,454	-
Cash paid for Field of View LLC asset acquisition	(104,166)	-
Net cash flows provided by (used in) investing activities	695,484	(3,538,148)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of shares under ATM agreement	-	6,039,105
Proceeds from exercise of options	701	-
Payments on convertible notes payable	(4,354,911)	-
Payments on government grant liability	(6,576)	-
Payments on loan payable	(1,140,301)	-
Net cash flows provided by (used in) financing activities	(5,501,087)	6,039,105

Decrease in cash, cash equivalents, and restricted cash	(26,670,380)	(12,801,046)
Cash, cash equivalents, and restricted cash, beginning of period	29,775,096	40,815,123
Cash, cash equivalents, and restricted cash, end of period	$3,104,716	$28,014,077

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$155,342	$4,003
Cash paid for income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Common Stock and warrants issued in relation to acquisition of Airobotics, Ltd.	$5,962,628	$-
Common Stock issued in relation to acquisition of the assets of Iron Drone, Ltd.	$85,800	$-
Common stock issued in exchange for debt repayment	$5,756,169	$-
Noncash consideration for purchase of intangibles asset	$-	$5,943,600
Operating leases right-of-use assets obtained in exchange of lease liabilities	$-	$2,928,911

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

As a result of these acquisitions, Ondas Networks, American Robotics and Airobotics became our subsidiaries. These three subsidiaries are now Ondas’ primary focus. Ondas’ corporate headquarters are located in Waltham, Massachusetts. Ondas Networks’ offices and facilities are located in Sunnyvale, California, American Robotics’ offices and facilities are located in Waltham, Massachusetts and Marlborough, Massachusetts, and Airobotics’ offices and facilities are located in Petah Tikva, Israel.

Business Activity

Ondas is a leading provider of private wireless, drone, and automated data solutions through its subsidiaries Ondas Networks, American Robotics, and Airobotics.

On February 14, 2023, the Company announced the formation of Ondas Autonomous Systems, a new business unit to manage the combined drone operations of subsidiaries American Robotics and Airobotics. Ondas Networks and Ondas Autonomous Systems together provide users in rail, energy, mining, agriculture, public safety and critical infrastructure and government markets with improved connectivity, data collection capabilities, and data collection and information processing capabilities. We operate Ondas Networks and Ondas Autonomous Systems as separate business segments.

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

Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

As of June 30, 2023, the following conditions raised substantial doubt about the Company’s ability to continue as a going concern. We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. On June 30, 2023, we had stockholders’ equity of approximately $49,518,000. On June 30, 2023, we had net long-term borrowings outstanding of approximately $3,659,000, net of debt discount and issuance costs of approximately $405,000, and short-term borrowings outstanding of approximately $20,529,000, net of debt discount and issuance costs of approximately $1,172,000. On June 30, 2023, we had total cash and restricted cash of approximately $3,105,000 and working capital deficit of approximately $15,960,000. This, combined with negative cash flows from operations, raises substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained funds from its shareholders since its inception through the period ended June 30, 2023.

Subsequent to June 30, 2023, and as of this filing date, the Company has raised approximately $25,000,000 through convertible notes and sale of preferred stock in Ondas Networks, see Note 15 – Subsequent Events. We expect to fund our operations for the next twelve months from the filing date of this Form 10-Q from the capital infusion, which closed subsequent to June 30, 2023, gross profits generated from revenue growth, potential prepayments from customers for purchase orders, potential proceeds from warrants issued and outstanding, and additional funds that we may seek through equity or debt offerings and/or borrowings under additional notes payable, lines of credit or other sources. As a result of these transactions, management has alleviated the going concern conditions described above.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2022 Form 10-K and are updated, as necessary, in this Form 10-Q. The December 31, 2022 condensed consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

The condensed consolidated financial statements include the accounts of the Company and our subsidiaries, Ondas Networks, American Robotics, and Airobotics. All inter-company accounts and transactions between these entities have been eliminated in these unaudited condensed consolidated financial statements. The functional currency of the Company and all of our subsidiaries is the U.S. dollar.

Business Combinations

We utilize the purchase method of accounting for business combinations. This method requires, among other things, that results of operations of acquired companies are included in Ondas’ results of operations beginning on the respective acquisition dates and that assets acquired, and liabilities assumed are recognized at fair value as of the acquisition date. Any excess of the fair value of consideration transferred over the fair value of the net assets acquired is recognized as goodwill. Contingent consideration liabilities are recognized at the estimated fair value on the acquisition date; these are recorded in either other accruals within current liabilities (for expected payments in less than a year) or other non-current liabilities (for expected payments in greater than a year), both on our consolidated balance sheets. Subsequent changes to the fair value of contingent consideration liabilities are recognized in other income (expense) in the Consolidated Statements of Operations. Contingent consideration payments made soon after the acquisition date are classified as investing activities in the consolidated statements of cash flows. Contingent consideration payments not made soon after the acquisition date that are related to the acquisition date fair value are reported as financing activities in the consolidated statements of cash flows, and amounts paid in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows. The fair value of assets acquired, and liabilities assumed in certain cases, may be subject to revision based on the final determination of fair value during a period of time not to exceed 12 months from the acquisition date. Legal costs, due diligence costs, business valuation costs and all other business acquisition costs are expensed when incurred.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. On June 30, 2023 and December 31, 2022, we had no cash equivalents. Restricted cash includes cash that is not readily available for use in the Company’s operating activities. Restricted cash is attributable to minimum cash reserve requirements for Airobotics’ credit cards. The Company periodically monitors its positions with, and the credit quality of, the financial institutions with which it invests. Periodically, throughout the three months ended, and as of June 30, 2023, the Company has maintained balances in excess of federally insured limits. As of June 30, 2023, the Company was $2,482,777 in excess of federally insured limits.

Accounts Receivable

Accounts receivable are stated at a gross invoice amount less an allowance for credit losses as well as net of any discounts or other forms of variable consideration. We estimate allowance for credit losses by evaluating specific accounts where information indicates our customers may have an inability to meet financial obligations, such as customer payment history, credit worthiness and receivable amounts outstanding for an extended period beyond contractual terms. We use assumptions and judgment, based on the best available facts and circumstances, to record an allowance to reduce the receivable to the amount expected to be collected. These allowances are evaluated and adjusted as additional information is received. We had no allowance for credit losses as of June 30, 2023 and December 31, 2022.

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

Inventory consists of the following:

	June 30, 2023	December 31, 2022
Raw Material	$2,427,049	$2,041,776
Work in Process	332,315	89,080
Finished Goods	248,153	142,415
Less Inventory Reserves	(100,254)	(100,254)
Total Inventory, Net	$2,907,263	$2,173,017

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

Software

Costs incurred internally in researching and developing a software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to production. The amortization of these costs is included in cost of revenue over the estimated life of the products. As of June 30, 2023, and December 31, 2022, the Company had no internally developed software.

Impairment of Long-Lived Assets

Long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. The impairment of long-lived assets was $12,223 and $11,095 for the three and six months ended June 30, 2023, and 2022, respectively.

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

The Company had no assets that are required to be valued at fair value as of June 30, 2023 and December 31, 2022. The Company had Level 3 liabilities that are required to be valued at fair value as of June 30, 2023. The fair value of the government grant liability is determined as the sum of 3% royalty payments on forecasted future sales, discounted using the effective interest method. As of June 30, 2023, the Company made the following assumptions: (i) royalty payments will be made on future sales through 2026, and (ii) the effective interest rate is a range of 17-18%. The following table provides a reconciliation of the beginning and ending balances for the Level 3 government grant liability measured at fair value using significant unobservable inputs:

Government Grant Liability
Balance as of January 24, 2023	$1,783,403
Net (Gain)/Loss on change in fair value of liability	36,077
Repayment on liability	(6,576)
Balance as of March 31, 2023	1,812,904
Government grant liability assumed from Iron Drone asset purchase	307,122
Net (Gain)/Loss on change in fair value of liability	(108,458)
Balance as of June 30, 2023	$2,011,568

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financing as deferred offering costs until such financing is consummated. After consummation of equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs are expensed immediately as a charge to other income (expense) in the consolidated statement of operations. For the three and six months ended June 30, 2023, the Company recorded no reduction in proceeds received and expensed offering costs of $0. For the three and six months ended June 30, 2022, the Company recorded a reduction in proceeds received of $22,665 related to the ATM Offering (See Note 11 – Stockholders’ Equity). For the three and six months ended June 30, 2022, the Company expensed offering costs of $0. The deferred offering costs outstanding as of June 30, 2023 and December 31, 2022, were $330,459 and $145,293, respectively.

Government Grants

The Government liability was assumed through the acquisition of Airobotics and asset purchase of Iron Drone. Airobotics and Iron Drone received government grants from the Israel Innovation Authority (formerly: the Office of the Chief Scientist in Israel, “the IIA”), and the grant funds are repayable to the extent that future economic benefits are expected from the research project that will result in royalty-bearing sales.

At each reporting date, the Company evaluates whether there is reasonable assurance that the liability recognized, in whole or in part, will not be repaid (since the Company will not be required to pay royalties) based on the best estimate of future sales and using the original effective interest method, which is 17-18%, and if so, the appropriate amount of the liability is derecognized through other income (expense). Amounts paid as royalties are treated as a reduction of the liability. Royalty payments are due every six months. There is no maturity date. The liability exists until it is paid in full through royalty payments or the Company reports to the IIA there will be no further sales, and they accept this.

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

Advertising and Promotional Expenses

We expense advertising and promotional costs as incurred. We recognized expense of $17,487 and $15,116 for the three months ended June 30, 2023, and 2022, respectively, and expense of $58,431 and $31,281 for the six months ended June 30, 2023, and 2022, respectively. These costs are included in Sales and marketing on the accompanying Consolidated Statements of Operations.

Post-Retirement Benefits:

We have one 401(k) Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this 401(k) Plan, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. We recognized expense of $86,723 and $95,799 for the three months ended June 30, 2023, and 2022, respectively, and $185,597 and $115,115 for the six months ended June 30, 2023, and 2022, respectively.

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

Collaboration Arrangements Within the Scope of ASC 808, Collaborative Arrangements

The Company’s development revenue includes contracts where the Company and the customer work cooperatively to develop software and hardware applications. The Company analyzes these contracts to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and are therefore within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.  For collaboration arrangements that are deemed to be within the scope of ASC 808, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company’s policy is generally to recognize amounts received from collaborators in connection with joint operating activities that are within the scope of ASC 808 as a reduction in research and development expense. As of June 30, 2023, the Company has not identified any contracts with its customers that meet the criteria of ASC 808.

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

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the products or services promised within each contract and determines those that are performance obligations and assesses whether each promised product or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales and other taxes collected on behalf of third parties are excluded from revenue. For the six months ended June 30, 2023 and 2022, none of our contracts with customers included variable consideration.

Contracts that are modified to account for changes in contract specifications and requirements are assessed to determine if the modification either creates new or changes the existing enforceable rights and obligations. Generally, contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. For the six months ended June 30, 2023 and 2022, there were no modifications to contract specifications.

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

Disaggregation of Revenue

The following tables present our disaggregated revenues by type of revenue, timing of revenue, and revenue by country:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Type of Revenue
Product revenue	$4,344,056	$422,413	$6,699,837	$571,683
Service and subscription revenue	975,468	83,755	1,055,406	143,872
Development revenue	149,440	98,051	309,712	298,862
Total revenue	$5,468,964	$604,219	$8,064,955	$1,014,417

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Timing of Revenue
Revenue recognized point in time	$5,121,703	$422,413	$7,522,267	$571,683
Revenue recognized over time	347,261	181,806	542,688	442,734
Total revenue	$5,468,964	$604,219	$8,064,955	$1,014,417

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Country of Revenue, based on location services were provided or product was shipped to:
United States	$1,519,996	$604,219	$2,650,198	$1,014,417
United Arab Emirates	3,836,873	-	5,235,524	-
Israel	112,095	-	179,233	-
Total revenue	$5,468,964	$604,219	$8,064,955	$1,014,417

Contract Assets and Liabilities

We recognize a receivable or contract asset when we perform a service or transfer a good in advance of receiving consideration. A receivable is recorded when our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. A contract asset is recorded when our right to consideration in exchange for goods or services that we have transferred or provided to a customer is conditional on something other than the passage of time. We did not have any contract assets recorded at June 30, 2023 and December 31, 2022.

We recognize a contract liability when we receive consideration, or if we have the unconditional right to receive consideration, in advance of satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. The table below details the activity in our contract liabilities during the six months ended June 30, 2023, and the year ended December 31, 2022.

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Balance at beginning of period	$61,508	$512,397
Additions, net	2,025,739	527,268
Transfer to revenue	(1,944,612)	(978,157)
Balance at end of period	$142,635	$61,508

Warranty Reserve

For our software and hardware products, we provide a limited one-year assurance-type warranty and for our development service, we provide no warranties. The assurance-type warranty covers defects in material and workmanship only. If a software or hardware component is determined to be defective after being tested by the Company within the one-year, the Company will repair, replace or refund the price of the covered hardware and/or software to the customer (not including any shipping, handling, delivery or installation charges). We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance-type warranties and has determined that the estimated outstanding warranty obligation on June 30, 2023, or December 31, 2022 are immaterial to the Company’s condensed consolidated financial statements.

Leases

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. During the six months ended June 30, 2023, the Company’s operating leases consisted of office space in Sunnyvale, CA (the “Gibraltar Lease”), Marlborough, MA (the “American Robotics Lease”), Waltham, MA (the “Waltham Lease”), and Petah Tikva, Israel (the “Airobotics Leases”).

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

Lease Costs

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Components of total lease costs:
Operating lease expense	$224,425	$287,864	$563,707	$492,011
Common area maintenance expense	47,771	37,263	91,106	59,977
Short-term lease costs (1)	253,019	51,257	299,971	78,097
Total lease costs	$525,215	$376,384	$954,784	$630,085

(1)	Represents short-term leases with an initial term of 12 months or less, which are immaterial.

Lease Positions as of June 30, 2023 and December 31, 2022

ROU lease assets and lease liabilities for our operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	June 30, 2023	December 31, 2022
Assets:
Operating lease assets	$2,740,434	$2,930,996
Total lease assets	$2,740,434	$2,930,996

Liabilities:
Operating lease liabilities, current	$614,227	$580,593
Operating lease liabilities, net of current	2,294,323	2,456,315
Total lease liabilities	$2,908,550	$3,036,908

Future lease payments included in the measurement of lease liabilities on the unaudited condensed consolidated balance sheet as of June 30, 2023, for the following five years and thereafter are as follows:

Years ending December 31,
2023(6 months)	$448,574
2024	596,757
2025	513,900
2026	529,320
2027	545,250
Thereafter	752,490
Total future minimum lease payments	$3,386,291
Less imputed interest	(477,741)
Total	$2,908,550

Other Leases Information

	Six Months Ended June 30,
	2023	2022
Operating cash flows for operating leases	$571,209	$362,980
Weighted average remaining lease term (in years) – operating lease	5.33	5.78
Weighted average discount rate – operating lease	5.53%	6.40%

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average shares of Common Stock outstanding for each period. Diluted net loss per share is the same as basic net loss per share since we have net losses for each period presented.

The following potentially dilutive securities for the three months ended June 30, 2023 and 2022 have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	Six months ended June 30,
	2023	2022
Warrants to purchase Common Stock	2,366,092	3,305,854
Options to purchase Common Stock	5,095,635	2,427,843
Potential shares issuable under 2022 Convertible Promissory Notes	29,988,136	-
Restricted stock units	749,227	1,960,622
Total potentially dilutive securities	38,199,090	7,694,319

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits. As of June 30, 2023, the Company was $2,482,777 in excess of federally insured limits.

Credit is extended to customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintain an allowance for credit losses as needed based on our evaluation each reporting period.

Concentration of Customers

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue. Revenue from significant customers, those representing 10% or more of total revenue, was composed of two customers accounting for 61% and 28% of the Company’s revenue for the three month period ended June 30, 2023, respectively. Revenue from significant customers was composed of three customers accounting for 42%, 33% and 23% of the Company’s revenue for the six month period ended June 30, 2023, respectively. One customer accounted for 86% and 85% of the Company’s revenue for the three month period and six month period ended June 30, 2022, respectively.

Accounts receivable from significant customers, those representing 10% or more of the total accounts receivable, were composed of three customers accounting for 65%, 20%, and 12%, respectively, of the Company’s accounts receivable balance as of June 30, 2023. Two customers accounted for 67% and 33%, respectively, of the Company’s accounts receivable balance as of December 31, 2022.

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

As of January 1, 2023, the Company adopted the following ASUs, and the adoption had no impact on our accompanying condensed consolidated financial statements:

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

2.	ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers; and

3.	ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

On September 29, 2022, FASB issued Accounting Standards Update (ASU) No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which enhances the transparency about the use of supplier finance programs for investors and other allocators of capital. Under the new ASU, a company that uses a supplier finance program in connection with the purchase of goods or services will be required to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. ASU No. 2022-04 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022, except for the roll forward of the supplier finance program obligations, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The adoption of this pronouncement as of January 1, 2023 did not have a material impact on our accompanying condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

On June 30, 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-03, which (1) clarifies existing guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and (2) introduces new disclosure requirements for equity securities subject to contractual sale restrictions. The ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security. Instead, the contractual sale restriction is a characteristic of the reporting entity. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value. Additionally, the ASU clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company has evaluated the effects of the adoption of ASU No. 2022-03, and it is not expected to have an impact on the Company’s consolidated financial statements.

Reclassification

Certain amounts reported in the prior year financial statements have been reclassified to conform to the current year’s presentation. There was no impact on the statements presented.

NOTE 3 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2023	December 31, 2022
Prepaid insurance	$964,964	$782,538
Advance to vendors	273,888	323,698
Deferred offering costs	330,459	145,293
VAT Input Credit	188,081	-
Other prepaid expenses and current assets	407,671	498,084
Total other current assets	$2,165,063	$1,749,613

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2023	December 31, 2022
Vehicles	$149,916	$149,916
Computer equipment	451,950	348,408
Furniture and fixtures	665,349	461,352
Leasehold improvements	3,289,510	2,093,812
Development equipment	350,691	342,142
Docking stations and drones	978,161	-
Machinery and equipment	60,321	-
Construction in progress	2,382,266	330,541
Total property and equipment	8,328,164	3,726,171
Less: accumulated depreciation	(2,636,732)	(702,886)
Net property and equipment	$5,691,432	$3,023,285

Depreciation expense for the three months ended June 30, 2023 and 2022 was $160,081 and $87,402, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 was $412,625 and $127,036, respectively. As of June 30, 2023, there was $2,867,537 of net property and equipment located in Israel.

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

Purchase price consideration
Common Stock – 2,844,291 Shares	$5,261,938
Vested Stock Options – 605,349 Shares	700,690
Warrants – 586,440 Warrants to purchase shares	-
Total purchase price consideration	$5,962,628

Estimated fair value of assets acquired:
Cash and cash equivalents and restricted cash	$1,049,454
Accounts receivable	112,245
Inventory	1,494,707
Other current assets	835,664
Property and equipment	3,015,602
Right of use asset	339,104
Intangible assets	6,057,926
Other long-term assets	62,851
Total estimated fair value of assets acquired	12,967,553

Estimated fair value of liabilities assumed:
Accounts payable	969,242
Customer Prepayments	1,602,535
Government grant liability	1,783,403
Other loans	1,140,301
Other payables	1,156,057
Lease liabilities	385,450
Loan from related party	2,032,875
Total estimated fair value of liabilities assumed	9,069,863

Net Assets Acquired	$3,897,690

Goodwill	$2,064,938

The exercise price of the warrants included in the purchase price consideration far exceeded the Company’s stock price at the date of acquisition, thus the value of warrants was deemed de minimis.

The intangible assets acquired include the developed technology, marketing-related assets, and customer relationships (see Note 6 – Intangible Assets). The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in fair values of property, plant and equipment, (2) changes in valuation of intangible assets such as developed technology, marketing-related assets, and customer relationships, as well as goodwill and (3) other changes to assets and liabilities. During the three months ended June 30, 2023, an adjustment was made to reduce the estimated fair value of property and equipment and increase goodwill by $68,483.

The goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes.

Our results for the six months ended June 30, 2023 include results from Airobotics between January 24, 2023 and June 30, 2023. The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of Airobotics had occurred on January 1, 2022. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred on January 1, 2022 or what the Company’s operating results will be in future periods.

	(Unaudited)
	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Revenue, net	$733,219	$8,096,991	$1,558,417
Net loss	$(15,351,465)	$(23,841,450)	$(27,915,904)
Basic Earnings Per Share	$(0.34)	$(0.48)	$(0.63)
Diluted Earnings Per Share	$(0.34)	$(0.48)	$(0.63)

Goodwill Impairment

The Company has recognized goodwill as part of the American Robotics acquisition in 2021 and Airobotics acquisition in 2023. The changes in the carrying amount of goodwill for the six months ended June 30, 2023 and year ended December 31, 2022, are as follows:

American Robotics
Balance as of January 1, 2022	$45,026,583
Impairment loss	(19,419,600)
Balance as of December 31, 2022	25,606,983
Goodwill acquired	2,064,938
Balance as of June 30, 2023	$27,671,921

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

NOTE 6 – INTANGIBLE ASSETS

The components of intangible assets, all of which are finite lived, were as follows:

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life

Patents	$105,148	$(36,173)	$68,975	$82,431	$(27,331)	$55,100	10
Patents in process	134,454	-	134,454	119,760	-	119,760	N/A
Licenses	241,909	(77,761)	164,148	241,909	(65,665)	176,244	10
Software	211,411	(148,418)	62,993	161,284	(84,682)	76,602	3
Trademarks	3,230,000	(614,740)	2,615,260	3,230,000	(453,242)	2,776,758	10
FAA waiver	5,930,000	(1,128,610)	4,801,390	5,930,000	(832,113)	5,097,887	10
Developed technology	27,928,536	(4,158,590)	23,769,946	23,270,614	(2,752,353)	20,518,261	3 - 10
Non-compete agreements	840,000	(840,000)		840,000	(840,000)	-	1
Marketing-related assets	890,000	(38,040)	851,960	-	-	-	10
Customer relationships	1,090,000	(110,887)	979,113	60,000	(16,839)	43,161	5
	$40,601,458	$(7,153,219)	$33,448,239	$33,935,998	$(5,072,225)	$28,863,773

Amortization expense for the three months ended June 30, 2023 and 2022 was $1,059,955 and $966,910, respectively. Amortization expense for the six months ended June 30, 2023 and 2022 was $2,038,793 and $1,822,236, respectively.

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

On August 31, 2022, the Company entered into an asset purchase agreement with Field of View LLC, a North Dakota limited liability company. The total purchase consideration consisted of $250,000 of cash payable in monthly instalments over twelve months, and $75,520 of shares of the Company’s Common Stock, representing 16,000 shares (“FOV Consideration Shares”). The asset purchase agreement restricted the holder from transferring the FOV Consideration Shares for 180 days from the closing date, subject to certain exceptions. The Company acquired computer and research and development equipment amounting to $18,506 and intangibles for developed technology for $307,014. As of June 30, 2023, the equity was issued in full, and cash paid amounted to $104,166 for the six months ended June 30, 2023 and $104,167 for the twelve months ended December 31, 2022. The balance payable of $41,667 is accounted for as accrued purchase consideration included in accrued expenses and other current liabilities payable over the next five months.

On October 19, 2022, Airobotics entered into an Asset Purchase Agreement, as amended, to acquire all of the intellectual property, technical systems, and operations of Iron Drone Ltd. (“Iron Drone”), an Israeli-based company specializing in the development of autonomous counter-drone systems (the “Iron Drone Transaction”). The consideration for the Iron Drone Transaction was (i) $135,000 in cash, (ii) 46,129 shares of the Company’s Common Stock, (iii) warrants exercisable for 26,553 shares of the Company’s commons stock with an exercise price of $11.95, which shall be exercisable if, during the 48 month period following the closing, the average price per share of the Company’s Common Stock exceeds $52.38 for a period of at least 90 consecutive trading days, (iv) a right to acquire 35,377 shares of the Company’s Common Stock if during the 48 month period after the closing, the average price per share of the Company’s Common Stock exceeds $18.25 for a period of at least 90 consecutive trading days, and (v) a right to acquire 70,753 shares of the Company’s Common Stock if during the 48 month period after the closing, the average price per share of Company’s Common Stock exceeds $20.27 for a period of at least 90 consecutive trading days. On March 6, 2023, the Company completed the Iron Drone Transaction. The Company acquired intangibles for developed technology for $527,922. As of June 30, 2023, the cash was paid and equity was issued in full.

Estimated amortization expense for the next five years for the intangible assets currently being amortized is as follows:

Year Ending December 31,	Estimated Amortization
2023 (6 months)	$2,108,678
2024	$4,212,088
2025	$4,154,205
2026	$4,071,207
2027	$4,064,043
Thereafter	$14,838,018
Total	$33,448,239

NOTE 7 – LONG-TERM EQUITY INVESTMENT

On October 5, 2021, Ondas Holdings irrevocably subscribed and agreed to purchase 3,141,098 shares of Series A-1 Preferred Stock of Dynam.AI, Inc. (“Dynam”), a tech-enabled services provider for critical or complex artificial intelligence and machine learning projects, par value $0.00001 for the aggregate price of $500,000 representing subscription price of $0.15918 per share by way of a non-brokered private placement for approximately 11% ownership in Dynam. In addition to the equity investment, Ondas Holdings’ subsidiary, American Robotics, entered into a development, services and marketing agreement with Dynam on October 1, 2021. The agreement allows American Robotics to expand and enhance its IP library and analytics capabilities with artificial intelligence using physics-based algorithms and allows Dynam to further the development of Vizlab™, Dynam’s proprietary AI/ML platform, an advanced developer toolkit for data scientists.

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

This long-term equity investment consists of an equity investment in a private company through preferred shares, which are not considered in-substance Common Stock, that is accounted for at cost, with adjustments for observable changes in prices or impairments, and is classified as long-term equity investment on our consolidated balance sheets with adjustments recognized in other (expense) income, net on our consolidated statements of operations. The Company has determined that the equity investment does not have a readily determinable fair value and elected the measurement alternative. Therefore, the equity investment’s carrying amount will be adjusted to fair value at the time of the next observable price change for the identical or similar investment of the same issuer or when an impairment is recognized. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investment is impaired. The assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. If the investment is impaired, the Company writes it down to its estimated fair value. As of June 30, 2023 and December 31, 2022 the long-term equity investment had a carrying value of $1,500,000 and $1,500,000, respectively.

Our CEO Eric Brock is a director of Dynam. An officer and a director of the Company have invested an aggregate of $35,000 in Dynam as of June 30, 2023.

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30, 2023	December 31, 2022
Accrued payroll and other benefits	$1,707,689	$390,698
D&O insurance financing payable	238,331	516,619
Accrued professional fees	-	792,367
Accrued purchase consideration	41,667	145,833
Accrued interest	177,761	176,629
Other accrued expenses and payables	708,948	1,246,847
Total accrued expenses and other current liabilities	$2,874,396	$3,268,993

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

On both June 30, 2023, and December 31, 2022, the total outstanding balance of the 2017 Convertible Promissory Note was $300,000. The maturity date of the 2017 Convertible Promissory Note is based on the payment of 0.6% of quarterly gross revenue until 1.5 times the amount of the 2017 Convertible Promissory Note is paid. Accrued interest on June 30, 2023, and December 31, 2022 was $40,544 and $40,965, respectively. Interest expense for the three and six months ended June 30, 2023 was $ 3,750 and $7,500, respectively. Interest expense for the three and six months ended June 30, 2022 was $3,750 and $7,500, respectively.

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

The 2022 Convertible Exchange Notes were issued pursuant to the first supplemental indenture (the “First Supplemental Indenture”), dated as of January 20, 2023, between the Company and Wilmington Savings Fund Society, FSB, as trustee (the “Trustee”). The First Supplemental Indenture supplements the indenture entered into by and between the Company and the Trustee, dated as of January 20, 2023 (the “Base Indenture” and, together with the First Supplemental Indenture, the “Initial Indenture”). The Initial Indenture has been qualified under the Trust Indenture Act of 1939, and the terms of the 2022 Convertible Exchange Notes include those set forth in the Initial Indenture and those made part of the Initial Indenture by reference to the Trust Indenture Act.

As of June 30, 2023, the total outstanding principal on the 2022 Convertible Exchange Notes was $23,452,290, net of debt discount and issuance costs of $1,576,625. As of December 31, 2022, the total outstanding principal on the 2022 Convertible Promissory Notes was $30,048,135, net of debt discount and issuance costs of $3,251,865. Accrued interest on June 30, 2023, and December 31, 2022 was $177,761 and $176,629, respectively, and is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

For the three months ended June 30, 2023, we recognized interest expense of $244,242, amortization expense of $179,201 related to the debt discount, and amortization expense of $105,572 related to the issuance costs. For the six months ended June 30, 2023, we recognized interest expense of $546,992, amortization expense of $1,182,108 related to the debt discount, and amortization expense of $603,306 related to the issuance costs. The remaining unamortized debt discount of $959,021 and issuance costs of $564,986 as of June 30, 2023 will be amortized via the straight-line method through the maturity date. This method is materially consistent with the interest method under ASC 835. Interest expense and amortization expense of the debt discount and issuance costs are included in Interest expense on the Consolidated Statements of Operations.

The 2022 Convertible Exchange Notes bear interest at the rate of 3% per annum. The 2022 Convertible Exchange Notes are payable in monthly installments beginning on November 1, 2022 through the maturity date of October 28, 2024 (each such date, an “Installment Date”). On each Installment Date, we will make monthly payments by converting the applicable “Installment Amount” (as defined below) into shares of our Common Stock (an “Installment Conversion”), subject to satisfaction of certain equity conditions, including a minimum $1.50 share price, $500,000 minimum daily volume, and maintaining continued Nasdaq listing requirements among other conditions. If these conditions are not met, installments can be requested in cash. For the six months ended June 30, 2023, we issued 5,446,692 common shares as a result of Installment Conversion. At each Installment Date the note holder may defer some or all of the amount due until the subsequent Installment Date. In between Installment Dates, the note holder also has the option to accelerate certain portions of principal due. At each Installment Date the price used to exchange outstanding notes into Common Stock is based on an 8% discount to the lowest volume weighted average price (“VWAP”) of the respective previous five trading days. The maximum conversion price is $4.25 per share.

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

On July 24, 2023, pursuant to the terms of the SPA, an Investor elected to purchase 3% Series B-2 Senior Convertible Notes in the aggregate original principal amount of $11.5 million (the “Additional Notes,” together with the 2022 Convertible Exchange Notes, the “Notes”), which Additional Notes are convertible into shares of Common Stock under certain conditions more fully described in the Additional Notes. The Additional Notes have an original issue discount of approximately thirteen percent (13%) resulting in gross proceeds to the Company of $10.0 million. The Company currently intends to use the net proceeds for general corporate purposes, which includes funding capital expenditures and working capital. The Additional Notes have a maturity date of July 25, 2025. See Note 15 – Subsequent Events for further details. In connection with the Additional Notes, the Company has recorded additional unamortized issuance costs of $52,618 as of June 30, 2023.

Government Grant Liability

Airobotics has received grants from the Israel Innovation Authority (“IIA”) to finance its research and development programs in Israel, through which Airobotics received IIA participation payments in the aggregate amount of $2.9 million through June 30, 2023. All of these are royalty-bearing grants. In return, Airobotics is committed to pay IIA royalties at a rate of 3% of future sales of the developed products, up to 100% of the amounts of grants received plus interest at LIBOR. Through June 30, 2023, approximately $460,000 in royalties have been paid to the IIA. The Company’s royalty liability to the IIA as of June 30, 2023, including grants received by Airobotics and the associated LIBOR interest on all such grants, was $2,011,568. The decrease in fair value of the government grant liability, net of LIBOR interest expense accrued, was $108,458 for the three months ending June 30, 2023 and $72,381 for the period of January 23, 2023 - June 30, 2023, which is included in Other income (expense), net on the Consolidated Statements of Operations.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

On June 30, 2023 and December 31, 2022, the Company had 116,666,667 shares of Common Stock, par value $0.0001 (the “Common Stock”), authorized for issuance, of which 52,451,402 and 44,108,661 shares of our Common Stock were issued and outstanding, respectively.

Preferred Stock

At June 30, 2023 and December 31, 2022, the Company had 10,000,000 shares of preferred stock, par value $0.0001, authorized, of which 5,000,000 shares are designated as Series A Convertible Preferred Stock (“Series A Preferred”) and 5,000,000 shares are non-designated (“blank check”) shares. As of June 30, 2023, and December 31, 2023, the Company had no preferred stock outstanding.

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

ATM Offering

On March 22, 2022, the Company, entered into an Equity Distribution Agreement (the “ATM Agreement”) with Oppenheimer (the “Sales Agent”). Pursuant to the terms of the ATM Agreement, the Company may offer and sell (the “ATM Offering”) from time to time through the Sales Agent, as the Company’s sales agent, up to $50 million of shares of Common Stock, (the “ATM Shares”). Sales of the ATM Shares, if any, may be made in sales deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act. The Sales Agent is not required to sell any specific number or dollar amount of ATM Shares but will act as a sales agent using commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules, and regulations and the rules of the Nasdaq Stock Market, on mutually agreed terms between the Sales Agent and the Company. The Sales Agent will receive from the Company a commission of 3.0% of the gross proceeds from the sales of ATM Shares by the Sales Agent pursuant to the terms of the ATM Agreement. Net proceeds from the sale of the ATM Shares will be used for general corporate purposes.

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

There were no shares sold during the six months ended June 30, 2023.

Effective July 11, 2023, the Company and the Sales Agent, mutually agreed to terminate the ATM Agreement, see Note 15 – Subsequent Events.

Stock Issued for Convertible Debt

On January 1, 2023, January 26, 2023, January 31, 2023, March 1, 2023, April 3, 2023, May 5, 2023, May 15, 2023, May 30, 2023, and June 14, 2023, the Company issued 361,115, 361,808, 1,085,874, 296,191, 1,035,412, 937,813, 625,730, 85,697, and 657,051 shares of its Common Stock, respectively, to the lenders in lieu of cash payments for $164,054 of outstanding interest and $5,585,946 of outstanding principal on the 2022 Convertible Exchange Notes (See Note 9 – Long-term Notes Payable for further details).

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

The assumptions used in the Black-Scholes Model are set forth in the table below.

Six months ended,
June 30, 2023
Stock price	$1.85
Risk-free interest rate	4.21-4.70%
Volatility	50.64-55.34%
Expected life in years	0.12-1.63
Dividend yield	0.00%

A summary of our Warrants activity for the six months ended June 30, 2023 and related information follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Shares Under	Exercise	Contractual
	Warrant	Price	Life
Balance on January 1, 2023	1,901,802	$7.63	7.47
Issued	586,440	$9.95
Expired	(122,150)	$12.35
Balance on June 30, 2023	2,366,092	$7.96	5.78

As of June 30, 2023, we had warrants outstanding to purchase an aggregate of 2,366,092 shares of Common Stock with a weighted average contractual remaining life of approximately 5.78 years, and exercise prices ranging from $0.03 to $12.35 per share, resulting in a weighted average exercise price of $7.96 per share.

Equity Incentive Plan

In 2018, our stockholders adopted the 2018 Equity Incentive Plan (the “2018 Plan”) pursuant to which 3,333,334 shares of our Common Stock have been reserved for issuance to employees, including officers, directors and consultants. The 2018 Plan shall be administered by the Board, provided however, that the Board may delegate such administration to the compensation committee (the “Committee”). Subject to the provisions of the 2018 Plan, the Board and/or the Committee shall have authority to grant, in its discretion, incentive stock options, or non-statutory options, stock awards or restricted stock purchase offers (“Equity Awards”). As of June 30, 2023, the balance available to be issued under the 2018 Plan was 1,052,373.

At the 2021 Annual Meeting of Stockholders of the Company held on November 5, 2021, stockholders of the Company approved, among other matters, the Ondas Holdings Inc. 2021 Stock Incentive Plan (the “Plan”). The Committee adopted the Plan on September 30, 2021, subject to stockholder approval. The purpose of the Plan is to enable the Company to attract, retain, reward, and motivate eligible individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum efforts for the growth and success of the Company, so as to strengthen the mutuality of the interests between the eligible individuals and the shareholders of the Company. The Plan provides for the issuance of awards including stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards. The Plan provides for a reserve of 6,000,000 shares of the Company’s Common Stock. As of June 30, 2023, the balance available to be issued under the 2018 Plan was 2,252,998.

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

The assumptions used in the Black-Scholes Model are set forth in the table below.

Six months ended,
June 30, 2023
Stock price	$1.46-2.06
Risk-free interest rate	3.61-4.82%
Volatility	49.83-58.92%
Expected life in years	0.12-6.25
Dividend yield	0.00%

A summary of our Option activity for the three and six months ended June 30, 2023 and related information follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Shares Under	Exercise	Contractual
	Option	Price	Life
Balance on January 1, 2023	2,412,286	$5.77	7.58
Granted	3,206,821	$3.80
Forfeited	(153,709)	$5.01
Balance on March 31, 2023	5,465,398	$4.64	8.47
Exercised	(1,539)	$0.49
Forfeited	(368,224)	$3.59
Balance on June 30, 2023	5,095,635	$4.71	7.59
Vested and Exercisable at June 30, 2023	2,273,227	$6.02	5.60

As of June 30, 2023, total unrecognized compensation expense related to non-vested stock options was $2,870,161 which is expected to be recognized over a weighted average period of 2.99 years.

Total stock-based compensation expense for stock options for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
General and administrative	$88,271	$124,984	$207,470	$205,464
Sales and marketing	128,840	126,564	258,587	262,547
Research and development	78,311	279,868	131,602	396,047
Cost of goods sold	16,330	-	19,022	-
Total stock-based expense related to options	$311,752	$531,416	$616,681	$864,058

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

The following is a summary of restricted stock unit activity for the three and six months ended June 30, 2023:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period (Years)
Unvested balance at January 1, 2023	1,110,027	$6.89	1.52
Granted	69,000	$2.06
Vested	(43,040)	$2.45
Cancelled	(14,800)	$7.19
Unvested balance at March 31, 2023	1,121,187	$6.76	1.25
Vested	(47,490)	$2.40
Cancelled	(412,500)	$7.78
Unvested balance at June 30, 2023	661,197	$6.43	0.35

Total stock-based compensation expense for restricted stock units for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
General and administrative	$855,468	$656,142	$1,473,307	$1,302,994
Sales and marketing	9,498	5,428	18,893	5,428
Research and development	463,151	362,198	794,344	711,099
Total stock-based expense related to restricted stock units	$1,328,117	$1,023,768	$2,286,544	$2,019,521

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of June 30, 2023.

NOTE 12 – SEGMENT INFORMATION

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The Company’s CODM is its Chief Executive Officer. The Company determined it has two reportable segments: Ondas Networks and Ondas Autonomous Systems as the CODM reviews financial information for these two businesses separately. The Company has no inter-segment sales. The following table presents segment information for three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023
	Ondas Networks	Ondas Autonomous Systems	Total
Revenue, net	$1,518,496	$3,950,468	$5,468,964
Depreciation and amortization	40,784	1,179,252	1,220,036
Interest expense	270,739	237,437	508,176
Stock based compensation	280,979	1,358,890	1,639,869
Net loss	(3,932,756)	(5,025,330)	(8,958,086)
Goodwill	-	27,671,921	27,671,921
Capital expenditures	8,549	56,621	65,170
Total assets	$7,915,713	$76,645,866	$84,561,579

	Six Months Ended June 30, 2023
	Ondas Networks	Ondas Autonomous Systems	Total
Revenue, net	$2,648,698	$5,416,257	$8,064,955
Depreciation and amortization	76,528	2,374,890	2,451,418
Interest income	3,673	3,672	7,345
Interest expense	1,179,703	1,123,946	2,303,649
Stock based compensation	548,510	2,354,715	2,903,225
Net loss	(8,157,999)	(15,255,638)	(23,413,637)
Goodwill	-	27,671,921	27,671,921
Capital expenditures	8,549	56,621	65,170
Total assets	$7,915,713	$76,645,866	$84,561,579

NOTE 13 – INCOME TAXES

The Company had a net deferred tax asset of $35.9 million as of December 31, 2022, including a tax benefit from approximately $79 million of net operating loss carry-forwards of $27.5 million. A valuation allowance of $35.9 million was provided against this asset resulting in deferred assets, net of valuation allowance of $0.

Airobotics Limited had a tax benefit of approximately $23.1 million as of December 31, 2022, resulting from Israeli tax loss carry-forwards of $110.0 million. These losses are available to offset future profits of Airobotics Limited. As of the acquisition date of January 23, 2023, the Company estimated that Airobotics had a deferred tax liability of $1.4 million resulting from the acquisition accounting of amortizable intangibles assets. This liability together with a valuation allowance of $21.7 million results in deferred assets, net of valuation allowance of $0, relating to Airobotics.

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

As of June 30, 2023 and December 31, 2022, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company has a long-term equity investment in Dynam with a carrying value of $1,500,000 as of June 30, 2023 and December 31, 2022. See Note 7 – Long-Term Equity Investment. Our CEO Eric Brock is a director of Dynam. An officer and a director of the Company have invested an aggregate of $35,000 in Dynam as of June 30, 2023.

In addition to the equity investment, the Company paid Dynam for services of $0 and $1,454,733 during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, amounts owed to Dynam were $140,800 and $0, respectively, which are included in Accounts payable.

As of June 30, 2023 and December 31, 2022, the Company owed $35,000 and $359,159 to independent directors, respectively, which is included in Accrued expenses and other current liabilities.

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated subsequent events as of August 14, 2023, the date the condensed consolidated financial statements were available to be issued according to the requirements of ASC topic 855.

Termination of ATM Agreement

On July 11, 2023, the Company and the Sales Agent, mutually agreed to terminate the ATM Agreement. As a result, the Company suspended and terminated the prospectus related to the Company’s common stock issuable pursuant to the terms of the ATM Agreement (the “ATM Prospectus”). The termination of the ATM Agreement and ATM Prospectus is effective as of July 11, 2023. As of June 30, 2023, the Company had deferred offering costs outstanding of $151,431 related to the ATM Agreement, which will be expensed upon termination of the ATM Agreement during the period ending September 30, 2023.

Ondas Networks Lease Agreement

On August 7, 2023, Ondas Networks entered into a 72-month lease agreement with the owner and landlord of office space in Sunnyvale, CA. The lease commences October 1, 2023, or on the date on which Ondas Networks occupies the space, if earlier. Base rent is $77,533 per month, increasing approximately 3% annually, with a security deposit due in the amount of $269,428. Base rent shall be abated during the first twelve months of the term of the lease.

Agreement and Waiver

On July 21, 2023, the Company entered into an agreement and waiver with the holder of the 2022 Convertible Exchange Notes (the “Agreement and Waiver”) that included (i) extending the Maturity Date to from October 28, 2024 to April 28, 2025; (ii) waive the last sentence of Section 8(e) of the Notes (such that last sentence of Section 8(e) of the Notes shall have no further force and effect) (the “Acceleration Waiver”); (iii) reduce the Conversion Price of the 2022 Convertible Exchange Notes to the lower of (A) the Conversion Price then in effect and (B) the greater of (x) the Floor Price (as defined in the Notes) then in effect and (y) 125% of the lowest VWAP (as defined in the Notes) of the Common Stock during the five (5) consecutive Trading Day period ending and including the Trading Day immediately prior to the effective date; provided, that, in addition, during the period commencing on the effective date through and including September 30, 2023, the conversion price of the Notes, solely with respect to voluntary conversions of such aggregate Conversion Amount of the Notes not in excess of such aggregate Current Installment Amounts of such applicable period (or otherwise eligible to be converted in one or more Accelerations during such applicable period), shall be further lowered to the Installment Conversion Price (as defined in the Existing Note) in effect for the Installment Date (as defined in the Existing Note) of the Existing Note of July 3, 2023; (iv) to extend the Additional Closing Expiration Date to April 28, 2026; and (v) increase the aggregate principal amount of Notes issuable in one or more Additional Closings to $46,000,000.

A full summary of the Agreement and Waiver, including a full text of the related agreements, are available on the Current Report on Form 8-K filed with the SEC on July 28, 2023.

Additional Convertible Notes

On July 24, 2023, pursuant to the terms of the Purchase Agreement, as amended, an Investor elected to purchase 3% Series B-2 Senior Convertible Notes in the aggregate original principal amount of $11.5 million (the “Additional Notes”), which Additional Notes are convertible into shares of Common Stock under certain conditions more fully described in the Additional Notes. The Additional Notes have an original issue discount of approximately thirteen percent (13%) resulting in gross proceeds to the Company of $10.0 million. The Company currently intends to use the net proceeds for general corporate purposes, which includes funding capital expenditures and working capital. The Additional Notes have a maturity date of July 25, 2025. The Additional Notes were issued pursuant to the second supplemental indenture, dated as of July 25, 2023, between the Company and the Trustee (the “Second Supplemental Indenture,” and together with the Base Indenture, the “Second Indenture”). The Second Supplemental Indenture supplements the Base Indenture. The Second Indenture has been qualified under the Trust Indenture Act of 1939, and the terms of the Additional Notes include those set forth in the Second Indenture and those made part of the Indenture by reference to the Trust Indenture Act.

On July 25, 2023, the Additional Notes were offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-252571) filed with the SEC on January 29, 2021 (as such registration statement became effective on February 5, 2021, and was expanded to cover additional securities pursuant to a Registration Statement on Form S-3MEF (No. 333-268014), dated October 26, 2022, filed with the SEC pursuant to Rule 462(b) of the Securities Act of 1933, as amended). On July 25, 2023, the Company filed a prospectus supplement with the SEC in connection with the sale and issuance of the Additional Notes. Oppenheimer & Co. Inc. served as the sole placement agent for the transaction pursuant to the terms of a placement agent agreement, dated October 26, 2022.

Subsequent to June 30, 2023, the Company issued approximately 1,985,000 shares as a result of Installment Conversion.

Preferred Stock Investment in Ondas Networks

On July 9, 2023, Ondas Networks Inc. entered into a Preferred Stock Purchase Agreement (the “Original Networks Agreement”) with the initial purchaser named therein (the “Initial Purchaser”) for an investment in Ondas Networks and the issuance of warrants to purchase 10,200,000 shares of Ondas Holdings.

The Preferred Stock accrues dividends at the rate per annum of eight percent (8%) of the original issue price, of $34.955 per share (the “Original Issue Price”). Such dividends are payable in cash or additional shares of Preferred Stock, with such valuation based on the Original Issue Price. Each share of Preferred Stock is convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of Networks Common Stock as is determined by dividing the Original Issue Price by the conversion price in effect at the time of conversion, which initially is set at $34.955. In lieu of any fractional shares to which the holder would otherwise be entitled, the number of shares of Networks Common Stock to be issued upon conversion of the Preferred Stock shall be rounded to the nearest whole share.

On July 21, 2023, Ondas Networks entered into a certain Amendment to Preferred Stock Purchase Agreement (the “Networks Amendment,” together with the Original Networks Agreement, the “Networks Agreement”). Pursuant to the Networks Amendment, in exchange for an initial sale of shares of preferred stock of Ondas Networks, $0.00001 par value per share (the “Networks Preferred Stock”), the Initial Purchaser acquired the following (the “Initial Networks Closing”), for gross proceeds to Ondas Networks of $11,508,517: (i) 329,238 shares of Networks Preferred Stock, at a purchase price of $34.955 per share (the “Per Share Price”), convertible into shares of Common Stock of Ondas Networks, $0.00001 par value per share (the “Networks Common Stock”) and (ii) warrants to purchase 7,825,792 shares of the Company Common Stock, at an exercise price of $0.89 per share, exercisable commencing ninety days following the date of issuance through the fifth anniversary of the date of issuance (the “Initial Warrants”). Also, pursuant to the Networks Amendment, the Initial Purchaser agreed to purchase, and Ondas Networks agreed to sell and issue to the Initial Purchaser, an additional 99,885 shares of Networks Preferred Stock, at the Per Share Price (the “Second Initial Purchaser Closing”) and warrants to purchase 2,374,208 shares of Company Common Stock, at an exercise price of $0.89 per share, exercisable commencing ninety days following the date of issuance through the fifth anniversary of the date of issuance (the “Second Initial Purchaser Warrants”), within thirty days of the Initial Networks Closing. Additionally, pursuant to the Amendment, Ondas Networks may sell 143,041 additional shares of Networks Preferred Stock at the Per-Share Price, to a strategic investor or one (1) or more other purchasers reasonably acceptable to the Initial Purchaser within forty-five days after the Initial Networks Closing.

Ondas Networks will use the proceeds from the sale of the Networks Preferred Stock for working capital and other general corporate purposes, including fees related to the transactions contemplated by the Networks Agreement. No portion of the proceeds will be distributed to the Company.

Also on July 21, 2023, Ondas Networks completed the Initial Closing. In connection with the Initial Networks Closing, the Company issued the Initial Warrants. Also, in connection with the Initial Closing, the parties entered into an indemnification agreement, investors’ rights agreement, right of first refusal agreement, and voting agreement. Forms of each of these agreements are attached to Exhibit 10.1 to Form 8-K filed on July 28, 2023.

On August 11, 2023, Ondas Networks completed the Second Initial Purchaser Closing. In connection with the Second Initial Purchaser Closing, the Company issued Second Initial Purchaser Warrants. Following the Second Initial Purchaser Closing, the Initial Purchaser has invested an aggregate of $15.0 million and owns a minority interest of approximately 28% of Ondas Networks.

Pursuant to the Networks Agreement, the Company entered into two registration rights agreements with the Initial Purchaser to register the resale of the Parent Common Stock underlying the Initial Warrants and Second Initial Purchaser Warrants pursuant to a registration statement to be filed no later 180 days following the Initial Closing.

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

Overview

Ondas Holdings is a leading provider of private wireless, drone, and automated data solutions through its subsidiaries Ondas Networks Inc. (“Ondas Networks”), American Robotics, Inc. (“American Robotics” or “AR”) and Airobotics, Ltd. (“Airobotics”). Ondas Holdings acquired Airobotics, an Israeli-based developer of autonomous drone systems on January 23, 2023. American Robotics and Airobotics are operated together, under a separate business unit called Ondas Autonomous Systems. Ondas Networks and Ondas Autonomous Systems together provide users in rail, energy, mining, agriculture, public safety and critical infrastructure and government markets with improved connectivity, data collection capabilities, and data collection and information processing capabilities. We operate Ondas Networks and Ondas Autonomous Systems as separate business segments, and the following is a discussion of each segment. See Note 1 and Note 2 of the accompanying Consolidated Financial Statements for further information regarding our segments.

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

In November 2021, Siemens secured its first commercial 900 MHz rail order for a major Class I Railroad in the United States which was delivered in December 2021. In August 2022, we announced that we had secured an initial volume order from Siemens for the Class I Rail 900 MHz Network consisting of both ATCS compatible products along with Ondas’ catalog products. In September 2022, we received government authorization to sell ATCS radios in Canada. In March 2023 the Association of American Railroads (“AAR”) formally announced that IEEE 802.16 standard would be the wireless platform for the greenfield 900 MHz network. The AAR also confirmed they have agreed with the Federal Communications Committee to retire the legacy 900 MHs band by September 2025 and that the wireless network in the new 900 MHz band would be substantially built by April 2026.

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

In addition to the Autonomous Drone Platforms, we also offer a counter-drone system called the Raider™. The Raider™ was developed by Iron Drone Ltd. (“Iron Drone”), an Israeli-based company specializing in the development of autonomous counter-drone systems, and is deployed by government and enterprise customers to provide security and protect critical infrastructure, assets and people from the threat of hostile drones. Ondas Holdings acquired the assets of Iron Drone on March 6, 2023.

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

We market the Optimus System™ under a DaaS business model, whereby our drone platform aggregates customer data and provides the data analytics meeting customer requirements in return for an annual subscription fee. Some customers purchase Optimus Systems™ to own and operate themselves. We also engage distributors to assist in the sales and marketing of our Optimus System™ in geographic markets where it is more cost effective to identify and service potential customers by engaging local third parties. These distribution agreements can include joint ventures, where Ondas Autonomous Systems will provide technical expertise to support the joint venture partner in the provision of aerial data services to customers.

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

Results of Operations

Three months ended June 30, 2023 compared to three months ended June 30, 2022

	Three Months Ended June 30,
			Increase
	2023	2022	(Decrease)
Revenue, net	$5,468,964	$604,219	$4,864,745
Cost of goods sold	2,397,188	285,639	2,111,549
Gross profit	3,071,776	318,580	2,753,196
Operating expenses:
General and administrative	5,316,848	6,090,053	(773,205)
Sales and marketing	1,743,588	731,246	1,012,342
Research and development	4,508,005	4,870,369	(362,364)
Total operating expenses	11,568,441	11,691,668	(123,227)
Operating loss	(8,496,665)	(11,373,088)	(2,876,423)
Other income (expense), net	(461,421)	(18,337)	443,084
Net loss	$(8,958,086)	$(11,391,425)	$(2,433,339)

Revenues

	Three Months Ended June 30,
	2023	2022	Increase
Revenue, net
Ondas Networks	$1,518,496	$520,464	$998,032
Ondas Autonomous Systems	3,950,468	83,755	3,866,713
Total	$5,468,964	$604,219	$4,864,745

Our revenues increased by $4,864,745 to $5,468,964 for the three months ended June 30, 2023, compared to $604,219 for the three months ended June 30, 2022. Revenues during the three months ended June 30, 2023, included $4,344,056 for products, $975,468 for maintenance, service, support, and subscriptions, and $149,440 for development agreements with Siemens. Revenues during the three months ended June 30, 2022, included $422,413 for products, $83,755 for maintenance, service and support and $98,051 for development agreements with Siemens and AURA. The increase in our revenues were primarily the result of an increase of approximately $900,000 in product sales to Siemens, and acquiring Airobotics, which had $3,948,968 of revenue during the three months ended June 30, 2023.

Cost of goods sold

Our cost of goods sold was $2,397,188 for the three months ended June 30, 2023, compared to $285,639 for the three months ended June 30, 2022. The increase in cost of goods sold was primarily a result of acquiring Airobotics, which resulted in an increase of approximately $1,424,000, and an increase in Ondas Networks’ product revenue, which resulted in an increase in cost of goods sold of approximately $687,000.

Gross profit

Our gross profit increased by $2,753,196 for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, based on the changes in revenues and costs of goods sold as discussed above. Gross margin for the three months ended June 30, 2023 and 2022 was 56% and 53%, respectively. The increase in gross margin was primarily a result of increased sales in product revenue, which has higher gross margins.

Operating Expenses

	Three Months Ended June 30,
			Increase
	2023	2022	(Decrease)
Operating expenses:
General and administrative	$5,316,848	$6,090,053	$(773,205)
Sales and marketing	1,743,588	731,246	1,012,342
Research and development	4,508,005	4,870,369	(362,364)
Total	$11,568,441	$11,691,668	$(123,227)

Our principal operating costs include the following items as a percentage of total expense.

	Three Months Ended June 30,
	2023	2022
Human resource costs, including benefits	47%	44%
Travel and entertainment	2%	3%
Other general and administration costs:
Professional fees and consulting expenses	8%	8%
Other expense	8%	10%
Depreciation and amortization	12%	9%
Other research and deployment costs, excluding human resources and travel and entertainment	19%	25%
Other sales and marketing costs, excluding human resources and travel and entertainment	5%	1%

Operating expenses decreased by $123,227, or 1%, as a result of the following items:

Three Months Ended June 30, 2023
Human resource costs, including benefits	$267,702
Travel and entertainment	(141,966)
Other general and administration costs:
Professional fees and consulting costs	2,969
Other expense	(224,451)
Depreciation and amortization	314,871
Other research and development costs, excluding human resources and travel and entertainment	(736,500)
Other sales and marketing costs, excluding human resources and travel and entertainment	394,148
$(123,227)

The decrease in operating expenses was primarily due to: (i) an increase of approximately $268,000 in human resource costs, of which approximately $1,050,000 relates to the added headcount from the Airobotics acquisition, offset by a decrease of approximately $782,000 due to a decrease in headcount at American Robotics; (ii) a decrease in travel and entertainment of approximately $142,000 as a result of synergies achieved by integrating American Robotics and Airobotics; (iii) a decrease of approximately $224,000 in other expense as a result of synergies achieved by integrating American Robotics and Airobotics; (iv) an increase in depreciation and amortization of approximately $315,000 related to the acquisition of Airobotics; (v) a decrease of approximately $736,000 in other research and development costs, excluding human resources and travel and entertainment, of which $1,156,000 relates to synergies achieved by integrating American Robotics and Airobotics, offset by an increase in research and development contractor costs of approximately $420,000 at Ondas Networks as we continue to invest in our technology; and (vi) an increase in other sales and marketing costs, excluding human resources and travel and entertainment, of which approximately $394,000 relates to the acquisition of Airobotics.

Operating Loss

	Three Months Ended
	June 30,
	2023	2022	Decrease
Operating loss	$(8,496,665)	$(11,373,088)	$2,876,423

As a result of the foregoing, our operating loss decreased by $2,876,423 or 25%, to $8,496,665 for the three months ended June 30, 2023, compared with $11,373,088 for the three months ended June 30, 2022. Operating loss decreased primarily as a result of increased sales and gross margin for the three months ended June 30, 2023.

Total Other Income (Expense), net

	Three Months Ended
	June 30,
	2023	2022	Increase
Other income (expense), net	$(461,421)	$(18,337)	$(443,084)

Other expense, net increased by $443,084, to $461,421 for the three months ended June 30, 2023, compared with the other expense of $18,337 for the three months ended June 30, 2022. During the three months ended June 30, 2023, we reported (i) an increase in interest expense of approximately $244,000, amortization of debt discount of approximately $179,000, and amortization debt issuance costs of approximately $105,000 for the 2022 Convertible Exchange Notes; (ii) an increase in loss on intellectual property of approximately $6,000; (iii) an increase in loss on foreign exchange of approximately $24,000 at Airobotics; and (iv) an increase in other income of approximately $115,000 due to change in fair value of government grant liability.

Net Loss

	Three Months Ended
	June 30,
	2023	2022	Decrease
Net Loss	$(8,958,086)	$(11,391,425)	$2,433,339

As a result of the net effects of the foregoing, net loss decreased by $2,433,339, or 21%, to $8,958,086 for the three months ended June 30, 2023, compared with $11,391,425 for the three months ended June 30, 2022. Net loss per share of Common Stock, basic and diluted, was $(0.18) for the three months ended June 30, 2023, compared with $(0.27) for the three months ended June 30, 2022.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

	Six Months Ended June 30,
			Increase
	2023	2022	(Decrease)
Revenue, net	$8,064,955	$1,014,417	$7,050,538
Cost of goods sold	3,966,283	573,571	3,392,712
Gross profit	4,098,672	440,846	3,657,826
Operating expenses:
General and administrative	10,783,959	11,614,770	(830,811)
Sales and marketing	2,981,073	1,412,909	1,568,164
Research and development	11,482,984	8,777,588	2,705,396
Total operating expenses	25,248,016	21,805,267	3,442,749
Operating loss	(21,149,344)	(21,364,421)	(215,077)
Other income (expense), net	(2,264,293)	(37,403)	2,226,890
Net loss	$(23,413,637)	$(21,401,824)	$2,011,813

Revenues

	Six Months Ended June 30,
	2023	2022	Increase
Revenue, net
Ondas Networks	$2,648,698	$870,545	$1,778,153
Ondas Autonomous Systems	5,416,257	143,872	5,272,385
Total	$8,064,955	$1,014,417	$7,050,538

Our revenues increased by $7,050,538 to $8,064,955 for the six months ended June 30, 2023, compared to $1,014,417 for the six months ended June 30, 2022. Revenues during the six months ended June 30, 2023, included $6,699,837 for products, $1,055,406 for maintenance, service, support, and subscriptions, and $309,712 for development agreements with Siemens. Revenues during the six months ended June 30, 2022, included $571,683 for products, $143,872 for maintenance, service, support, and subscriptions and $298,862 for development agreements with Siemens and AURA. The increase in our revenues were primarily the result of increased product sales to Siemens, and acquiring Airobotics, which had $5,414,757 of revenue from January 24, 2023 through June 30, 2023.

Cost of goods sold

Our cost of goods sold was $3,966,283 for the six months ended June 30, 2023, compared to $573,571 for the six months ended June 30, 2022. The increase in cost of goods sold was primarily a result of acquiring Airobotics, which resulted in an increase of approximately $2,446,000, and an increase in Ondas Networks’ product revenue, which resulted in an increase in cost of goods sold of approximately $976,000.

Gross profit

Our gross profit increased by $3,657,826 for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, based on the changes in revenues and costs of goods sold as discussed above. Gross margin for the six months ended June 30, 2023 and 2022 was 51% and 43%, respectively. The increase in gross margin was primarily a result of increased sales in product revenue, which has higher gross margins.

Operating Expenses

	Six Months Ended June 30,
			Increase
	2023	2022	(Decrease)
Operating expenses:
General and administrative	$10,783,959	$11,614,770	$(830,811)
Sales and marketing	2,981,073	1,412,909	1,568,164
Research and development	11,482,984	8,777,588	2,705,396
Total	$25,248,016	$21,805,267	$3,442,749

Our principal operating costs include the following items as a percentage of total expense.

	Six Months Ended June 30,
	2023	2022
Human resource costs, including benefits	44%	43%
Travel and entertainment	2%	2%
Other general and administration costs:
Professional fees and consulting expenses	8%	9%
Other expense	7%	10%
Depreciation and amortization	10%	9%
Other research and deployment costs, excluding human resources and travel and entertainment	26%	24%
Other sales and marketing costs, excluding human resources and travel and entertainment	3%	2%

Operating expenses increased by $3,442,749, or 16%, as a result of the following items:

Six Months Ended June 30, 2023
Human resource costs, including benefits	$1,504,385
Travel and entertainment	(105,048)
Other general and administration costs:
Professional fees and consulting costs	247,672
Other expense	(408,436)
Depreciation and amortization	597,497
Other research and development costs, excluding human resources and travel and entertainment	1,117,582
Other sales and marketing costs, excluding human resources and travel and entertainment	489,097
$3,442,749

The increase in operating expenses was primarily due to: (i) an increase of approximately $1,504,000 in human resource costs, of which approximately $1,937,000 relates to the added headcount from the Airobotics acquisition, an increase of approximately $565,000 related to an increase in headcount at Ondas Networks, offset by a decrease of approximately $838,000 for a decrease in headcount at American Robotics and a decrease of approximately $160,000 at Ondas Holdings for a decrease in bonus and stock based compensation; (ii) a decrease in travel and entertainment of approximately $105,000 as a result of synergies achieved by integrating American Robotics and Airobotics; (iii) an increase of approximately $248,000 in professional fees and consulting costs relates to an increase of approximately $434,000 at Ondas Holdings for legal and accounting expenses related to the Airobotics acquisition and fund raising, offset by a decrease of approximately $186,000 as a result of synergies achieved by integrating American Robotics and Airobotics; (iv) a decrease of approximately $408,000 in other expense as a result of synergies achieved by integrating American Robotics and Airobotics; (v) an increase of approximately $597,000 in depreciation and amortization expense related to the acquisition of Airobotics; (vi) an increase of approximately $1,118,000 in other research and development costs, excluding human resources and travel and entertainment, of which $548,000 related to an increase in research and development contractor costs at Ondas Networks as we continue to invest in our technology, and $1,368,000 related to costs associated with terminating a development contract at American Robotics, as a result of restructuring actions related to the integration of American Robotics and Airobotics; offset by $798,000 of synergies achieved by integrating American Robotics and Airobotics; and (vii) an increase in other sales and marketing costs, excluding human resources and travel and entertainment, of which approximately $489,000 related to the acquisition of Airobotics.

Operating Loss

	Six Months Ended
	June 30,
	2023	2022	Decrease
Operating loss	$(21,149,344)	$(21,364,421)	$215,077

As a result of the foregoing, our operating loss decreased by $215,077, or 1%, to $21,149,344 for the six months ended June 30, 2023, compared with $21,364,421 for the six months ended June 30, 2022. Operating loss decreased primarily as a result of increased sales and gross margin, offset by an increase in operating expenses described above, for the six months ended June 30, 2023.

Total Other Income (Expense), net

	Six Months Ended
	June 30,
	2023	2022	Increase
Other income (expense), net	$(2,264,293)	$(37,403)	$(2,226,890)

Other expense, net increased by $2,226,890, to $2,264,293 for the six months ended June 30, 2023, compared with the other expense of $37,403 for the six months ended June 30, 2022. During the six months ended June 30, 2023, we reported an increase in interest expense of approximately $547,000, amortization of debt discount of approximately $1,182,000, amortization debt issuance costs of approximately $603,000 for the 2022 Convertible Exchange Notes, offset by an increase in other income of approximately $72,000 due to change in fair value of government grant liability.

Net Loss

	Six Months Ended
	June 30,
	2023	2022	Increase
Net Loss	$(23,413,637)	$(21,401,824)	$(2,011,813)

As a result of the net effects of the foregoing, net loss increased by $2,011,813, or 9%, to $23,413,637 for the six months ended June 30, 2023, compared with $21,401,824 for the six months ended June 30, 2022. Net loss per share of Common Stock, basic and diluted, was $(0.47) for the six months ended June 30, 2023, compared with $(0.51) for the six months ended June 30, 2022.

Summary of (Uses) and Sources of Cash

	Six Months Ended June 30,
	2023	2022
Net cash flows used in operating activities	$(21,864,777)	$(15,302,003)
Net cash flows provided by (used in) investing activities	695,484	(3,538,148)
Net cash flows provided by (used in) financing activities	(5,501,087)	6,039,105
Decrease in cash and cash equivalents	(26,670,380)	(12,801,046)
Cash, cash equivalents, and restricted cash, beginning of period	29,775,096	40,815,123
Cash, cash equivalents, and restricted cash, end of period	$3,104,716	$28,014,077

The principal use of cash in operating activities for the six months ended June 30, 2023, was to fund the Company’s current expenses primarily related to operating activities necessary to allow us to service and support customers. The increase in cash flows used in operating activities of $6,562,774 was primarily due to the increase in operating expenses of approximately $4,275,000, combined with an increase in depreciation and amortization of approximately $2,288,000 related to the acquired fixed assets and intangibles of Airobotics and the amortization of debt discount and issuance costs for the 2022 Convertible Exchange Notes.

The increase in cash flows provided by investing activities of $4,233,632, relates to $1,049,454 cash acquired with Airobotics acquisition, combined with a decrease of approximately $661,000 in cash paid for asset acquisitions, and a decrease of approximately $2,523,000 in payments made for purchase of equipment and patent costs.

The cash flows used in financing activities increased $11,540,192 primarily due to cash payments of $4,354,911 on the 2022 Convertible Exchange Notes, and payments of $1,146,877 for Airobotics related debt. For a summary of our outstanding Long-Term Notes Payable, see Note 9 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements. The cash flows provided by financing activities for the six months ended June 30, 2022 includes proceeds from the sale of shares under the ATM Offering, amounting to $6,039,105.

Liquidity and Capital Resources

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. On June 30, 2023, we had stockholders’ equity of approximately $49,518,000. On June 30, 2023, we had net long-term borrowings outstanding of approximately $3,659,000, net of debt discount and issuance costs of approximately $405,000, and short-term borrowings outstanding of approximately $20,529,000, net of debt discount and issuance costs of approximately $1,172,000. On June 30, 2023, we had total cash and restricted cash of approximately $3,105,000 and working capital deficit of approximately $15,960,000.

Subsequent to June 30, 2023, and as of this filing date, the Company has raised approximately $25,000,000 through convertible notes and the sale of preferred stock in Ondas Networks, see Note 15 – Subsequent Events. We expect to fund our operations for the next twelve months from the filing date of this Form 10-Q from the capital infusion, which closed subsequent to June 30, 2023, gross profits generated from revenue growth, potential prepayments from customers for purchase orders, potential proceeds from warrants issued and outstanding, and additional funds that we may seek through equity or debt offerings and/or borrowings under additional notes payable, lines of credit or other sources.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we had no off-balance sheet arrangements.

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

Recent Accounting Pronouncements

There have been no material changes to our significant accounting policies as summarized in Note 2 of our 2022 Form 10-K, except for the addition of Airobotics accounting policies related to revenue recognition and government grants. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying condensed consolidated financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are neither historical facts nor assurances of future performance. These forward-looking statements are based on our current, reasonable expectations and assumptions, which expectations and assumptions are subject to risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in 2022 Form 10-K, which was filed with the SEC on March 14, 2023, and the risks discussed under the caption “Risk Factors” included in this Quarterly Report on Form 10-Q. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2023. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

Except for the controls added as a result of acquiring and integrating Airobotics, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART I - OTHER INFORMATION

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

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, except as set forth below.

We may not have the ability to pay interest on the Notes or to redeem the Notes.

The Notes bear interest at a rate of 3% per year and add amortization payments with respect to the principal amount of the Notes and accrued and unpaid interest are due and payable monthly. If we are unable to satisfy certain equity conditions, we will be required to pay all amounts due on any installment date in cash. If a change of control occurs, holders of the Notes may require us to repurchase, for cash, all or a portion of their Notes. Our ability to pay amortization payments and interest on the Notes, to repurchase the Notes, to fund working capital needs, and fund planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors, and other factors that are beyond our control. We cannot assure you that we will continue to maintain sufficient cash reserves or that our business will continue to generate cash flow from operations at a level sufficient to permit us to pay the interest on the Notes or to repurchase or redeem the Notes or that our cash needs will not increase.

The holder of the Notes can defer an installment payment due on any installment date to another installment date and may, on any installment date accelerate the payment of amounts due on up to four future installment dates. Therefore, we may be required to repay the entire principal amount and accrued and unpaid interest on the Notes in one lump sum on the maturity date of the Notes. If we are unable to satisfy certain equity conditions, we will be required to pay all amounts due whether by deferral or acceleration in cash and we may not have sufficient funds to repay the Notes under such circumstances.

Our failure to make the required payments on the Notes would permit the holders of the Notes to accelerate our obligations under the Notes. Such default may also lead to a default under our agreements governing any of our current and future indebtedness.

If we are unable to generate sufficient cash flow from our operations in the future to service our indebtedness and meet our other needs, we may have to refinance all or a portion of the indebtedness, obtain additional financing, reduce expenditures, or sell assets that we deem necessary to our business. We cannot assure you that any of these measures would be possible or that additional financing could be obtained on favorable terms, if at all. The inability to obtain additional financing on commercially reasonable terms would have a material adverse effect on our financial condition and our ability to meet our obligations to you under the Notes.

Provisions in the Notes may deter or prevent a business combination that may be favorable to you.

Under the terms of the Notes we are prohibited from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes. These and other provisions could prevent or deter a third party from acquiring us, even where the acquisition could be beneficial to you.

Future sales of a significant number of our shares of Common Stock in the public markets, or the perception that such sales could occur, could depress the market price of our shares of Common Stock or cause it to be highly volatile.

The conversion of some or all of the Notes will dilute the ownership interests of existing shareholders, unless we satisfy any such conversions solely with cash, and conversions of such Notes into shares of our Common Stock could depress the price of our Common Stock. We cannot predict if and when these shares of our Common Stock will be resold in the public markets. We cannot predict the number of these shares that might be resold nor the effect that future sales of our shares of Common Stock would have on the market price of our shares of Common Stock. Sales of a substantial number of our shares of Common Stock in the public markets, or the perception that such sales could occur, may result in downward pressure on the price of our Common Stock or cause it to be highly volatile and impair our ability to raise capital through the sale of additional equity securities.

Our financing arrangements contain, and we expect that other future loan agreements and financing arrangements will contain, customary covenants that may limit our liquidity and corporate activities, which could limit our operational flexibility and have an adverse effect on our financial condition and results of operations.

Our financial arrangements contain, and we expect that other future loan agreements and financing arrangements will contain, customary covenants and event of default clauses, which may affect operational and financial flexibility. Such restrictions could affect, and in many respects limit or prohibit, among other things, our ability to pay dividends, incur additional indebtedness, create liens, sell assets, or engage in mergers or acquisitions. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. There can be no assurance that such restrictions will not adversely affect our ability to finance our future operations or capital needs.

As a result of these restrictions, we may need to seek permission from our lenders in order to engage in some corporate actions. Our lenders’ interests may be different from ours and we may not be able to obtain their permission when needed. This may prevent us from taking actions that we believe are in our best interests, which may adversely impact our revenues, results of operations and financial condition.

For more information regarding our obligations under the Notes please see the sections titled “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Long-Term Notes Payable” and “Subsequent Events” in the notes of the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Name of Document
10.1+	Separation and General Release Agreement, dated June 8, 2023, between Ondas Holdings Inc. and Reese Mozer. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2023).
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated August 14, 2023*
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated August 14, 2023*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated August 14, 2023**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated August 14, 2023**
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2023

ONDAS HOLDINGS INC.

By:	/s/ Eric A. Brock
Eric A. Brock
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Derek Reisfield
Derek Reisfield
Chief Financial Officer
(Principal Financial Officer Principal Accounting Officer)

