Form 10-Q
period 2023-09-30
Ondas Holdings Inc.
filed 2023-11-14
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares outstanding of the issuer’s Common Stock as of November 13, 2023, was 58,311,317.

ONDAS HOLDINGS INC.

INDEX TO FORM 10-Q

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	1

	Condensed Consolidated Statements of Operations for the Three and Nine months Ended September 30, 2023 and 2022 (Unaudited)	2

	Condensed Consolidated Statements of Stockholders’ Equity and Temporary Equity for the Three and Nine months Ended September 30, 2023 and 2022 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2023 and 2022 (Unaudited)	4

	Notes to the Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.	Controls and Procedures	51

PART II - OTHER INFORMATION		52

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3.	Defaults Upon Senior Securities	53

Item 4.	Mine Safety Disclosures	53

Item 5.	Other Information	53

Item 6.	Exhibits	54

i

Item 1. Financial Statements

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$20,971,982	$29,775,096
Restricted cash	39,909	-
Accounts receivable, net	4,894,247	104,276
Inventory, net	2,580,166	2,173,017
Note receivable	-	2,000,000
Other current assets	1,785,250	1,749,613
Total current assets	30,271,554	35,802,002

Property and equipment, net	5,443,910	3,023,285

Other Assets:
Goodwill, net	27,671,921	25,606,983
Intangible assets, net	32,444,883	28,863,773
Long-term equity investment	1,500,000	1,500,000
Deposits and other assets	651,741	218,206
Operating lease right of use assets	2,661,009	2,930,996
Total other assets	64,929,554	59,119,958
Total assets	$100,645,018	$97,945,245

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,472,062	$2,965,829
Operating lease liabilities	564,878	580,593
Accrued expenses and other current liabilities	2,640,357	3,268,993
Convertible note payable, net of unamortized debt discount and issuance cost of $2,532,734 and $2,303,664, respectively	26,065,390	15,849,445
Government grant liability	471,276	-
Deferred revenue	341,018	61,508
Total current liabilities	35,554,981	22,726,368

Long-Term Liabilities:
Notes payable	300,000	300,000
Convertible notes payable, net of current, net of unamortized debt discount and issuance cost of $528,713 and $948,201, respectively	4,262,954	14,198,690
Accrued interest	36,218	40,965
Government grant liability, net of current	2,012,984	-
Operating lease liabilities, net of current	2,252,884	2,456,315
Total long-term liabilities	8,865,040	16,995,970
Total liabilities	44,420,021	39,722,338

Commitments and Contingencies (Note 12)

Temporary Equity
Redeemable noncontrolling interest	11,029,479	-

Stockholders’ Equity
Preferred stock - par value $0.0001; 5,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively, and none issued or outstanding at September 30, 2023 and December 31, 2022, respectively	-	-
Preferred stock, Series A - par value $0.0001; 5,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively, and none issued or outstanding at September 30, 2023 and December 31, 2022, respectively	-	-
Common Stock - par value $0.0001; 116,666,667 shares authorized; 55,184,623 and 44,108,661 issued and outstanding, respectively September 30, 2023 and December 31, 2022, respectively	5,518	4,411
Additional paid in capital	229,411,292	211,733,690
Accumulated deficit	(184,221,292)	(153,515,194)
Total stockholders’ equity	45,195,518	58,222,907
Total liabilities, temporary equity, and stockholders’ equity	$100,645,018	$97,945,245

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues, net	$2,665,190	$632,489	$10,730,145	$1,646,905
Cost of goods sold	2,110,312	233,001	6,076,595	806,571
Gross profit	554,878	399,488	4,653,550	840,334

Operating expenses:
General and administration	2,563,319	7,362,274	13,347,278	18,727,626
Sales and marketing	1,224,144	792,613	4,205,217	2,210,021
Research and development	2,701,436	5,793,345	14,184,420	14,815,852
Total operating expenses	6,488,899	13,948,232	31,736,915	35,753,499

Operating loss	(5,934,021)	(13,548,744)	(27,083,365)	(34,913,165)

Other income (expense), net
Other expense, net	(419,730)	(21,392)	(349,343)	(32,655)
Interest income	379	-	7,724	-
Interest expense	(893,951)	(8,205)	(3,197,600)	(34,345)
Foreign exchange loss, net	(45,138)	-	(83,514)	-
Total other income (expense)	(1,358,440)	(29,597)	(3,622,733)	(67,000)

Net loss	(7,292,461)	(13,578,341)	(30,706,098)	(34,980,165)
Less preferred dividends attributable to noncontrolling interest	212,208	-	212,208	-
Less deemed dividends attributable to accretion of redemption value	410,322	-	410,322	-
Net loss attributable to shareholders	(7,914,991)	(13,578,341)	(31,328,628)	(34,980,165)

Net loss per share - basic and diluted	$(0.15)	$(0.32)	$(0.62)	$(0.83)

Weighted average number of common shares outstanding, basic and diluted	53,892,848	42,661,607	50,923,225	41,946,041

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	40,990,604	$4,099	$192,502,122	$(80,273,389)	$112,232,832
Stock-based compensation	-	-	1,328,395	-	1,328,395
Net loss	-	-	-	(10,010,399)	(10,010,399)
Balance, March 31, 2022	40,990,604	$4,099	$193,830,517	$(90,283,788)	$103,550,828
Issuance of shares in connection with acquisition of intangible asset from Ardenna, Inc.	780,000	78	5,943,522	-	5,943,600
Stock-based compensation	-	-	1,555,184	-	1,555,184
Shares issued as per ATM agreement (Net of offering costs)	852,679	85	6,039,020	-	6,039,105
Net loss	-	-	-	(11,391,425)	(11,391,425)
Balance, June 30, 2022	42,623,283	$4,262	$207,368,243	$(101,675,213)	$105,697,292
Shares issued as per ATM agreement (Net of offering costs)	11,995	1	61,662	-	61,663
Issuance of Shares in connection with acquisition of asset from Field of View LLC	16,000	2	74,018	-	74,020
Shares issued in exercise of options	31,057	3	64,906	-	64,909
Stock-based compensation	-	-	1,483,155	-	1,483,155
Net Loss	-	-	-	(13,578,341)	(13,578,341)
Balance, September 30, 2022	42,682,335	$4,268	$209,051,984	$(115,253,554)	$93,802,698

	Redeemable Noncontrolling Interest		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2023	-	$-	44,108,661	$4,411	$211,733,690	$(153,515,194)	$58,222,907
Issuance of shares in connection with acquisition of Airobotics, Ltd.	-	-	2,844,291	284	5,261,654	-	5,261,938
Issuance of shares in connection with acquisition of the assets of Iron Drone, Ltd.	-	-	46,129	5	85,795	-	85,800
Assumption of vested stock options in connection with acquisition of Airobotics, Ltd.	-	-	-	-	700,690	-	700,690
Delivery of shares for restricted stock units	-	-	4,090	-	-	-	-
Issuance of shares for payment on convertible debt	-	-	2,104,988	211	3,004,583	-	3,004,794
Stock-based compensation	-	-	-	-	1,263,356	-	1,263,356
Net loss	-	-	-	-	-	(14,455,551)	(14,455,551)
Balance, March 31, 2023	-	$-	49,108,159	$4,911	$222,049,768	$(167,970,745)	$54,083,934
Issuance of shares for payment on convertible debt	-	-	3,341,704	334	2,751,041	-	2,751,375
Issuance of shares upon exercise of options	-	-	1,539	-	701	-	701
Stock-based compensation	-	-	-	-	1,639,869	-	1,639,869
Net loss	-	-	-	-	-	(8,958,086)	(8,958,086)
Balance, June 30, 2023	-	$-	52,451,402	$5,245	$226,441,379	$(176,928,831)	$49,517,793
Sale of redeemable preferred stock in Ondas Networks, net of issuance costs	429,123	10,406,949	-	-	(307,665)	-	(307,665)
Issuance of warrants in connection with the sale of redeemable preferred stock in Ondas Networks	-	-	-	-	4,593,051	-	4,593,051
Preferred dividends attributable to redeemable noncontrolling interest	-	212,208	-	-	(212,208)	-	(212,208)
Accretion of redeemable preferred stock in Ondas Networks	-	410,322	-	-	(410,322)	-	(410,322)
Issuance of shares for payment on convertible debt	-	-	1,984,918	198	1,563,917	-	1,564,115
Issuance of shares upon exercise of options	-	-	21,940	2	10,088	-	10,090
Delivery of shares for vesting of restricted stock units	-	-	726,363	73	(73)	-	-
Stock-based compensation	-	-	-	-	(2,266,875)	-	(2,266,875)
Net Loss	-	-	-	-	-	(7,292,461)	(7,292,461)
Balance, September 30, 2023	429,123	$11,029,479	55,184,623	$5,518	$229,411,292	$(184,221,292)	$45,195,518

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,706,098)	$(34,980,165)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	648,624	280,195
Amortization of debt discount	2,438,462	-
Amortization of intangible assets	3,103,591	2,726,295
Amortization of right of use asset	715,041	633,110
Loss on intellectual property	12,223	11,095
Loss on disposal of equipment	7,757	-
Stock-based compensation	636,350	4,366,734
Change in fair value of government grant liability	161,764	-
Changes in operating assets and liabilities:
Accounts receivable	(4,677,726)	392,036
Inventory	1,087,558	(253,471)
Other current assets	767,152	(244,800)
Deposits and other assets	(370,684)	-
Accounts payable	1,536,991	987,392
Deferred revenue	(1,323,025)	(168,453)
Operating lease liability	(710,546)	(451,542)
Accrued expenses and other current liabilities	(1,436,178)	502,901
Net cash flows used in operating activities	(28,108,744)	(26,198,673)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(62,281)	(29,678)
Purchase of equipment	(94,972)	(3,525,724)
Proceeds from sale of equipment	33,568	-
Cash paid for Ardenna Inc. asset acquisition	-	(900,000)
Cash paid for Iron Drone asset acquisition	(135,000)	-
Cash acquired from the acquisition of Airobotics Ltd.	1,049,454	-
Investment in Dynam AI	-	(1,000,000)
Cash paid for Field of View LLC asset acquisition	(145,833)	(41,667)
Net cash flows provided by (used in) investing activities	644,936	(5,497,069)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable, net of issuance costs	9,309,513	-
Proceeds from sale of shares under ATM agreement	-	6,099,267
Proceeds from exercise of options and warrants	10,791	64,909
Proceeds from government grant	189,752	-
Proceeds from sale of redeemable preferred stock in Ondas Networks, net of issuance costs	14,692,335	-
Payments on convertible notes payable	(4,354,911)	-
Payments on government grant liability	(6,576)	-
Payments on loan payable	(1,140,301)	-
Net cash flows provided by financing activities	18,700,603	6,164,176

Decrease in cash, cash equivalents, and restricted cash	(8,763,205)	(25,531,566)
Cash, cash equivalents, and restricted cash, beginning of period	29,775,096	40,815,123
Cash, cash equivalents, and restricted cash, end of period	$21,011,891	$15,283,557

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$163,418	$12,920
Cash paid for income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Common Stock and warrants issued in relation to acquisition of Airobotics, Ltd.	$5,962,628	$-
Common Stock issued in relation to acquisition of the assets of Iron Drone, Ltd.	$85,800	$-
Common stock issued in exchange for debt repayment	$7,320,284	$-
Warrants issued in relation to the sale of redeemable preferred stock in Ondas Networks	$12,683,549	$-
Preferred dividends attributable to redeemable noncontrolling interest	$212,208	$-
Accretion of redeemable preferred stock in Ondas Networks	$410,322	$-
Noncash consideration for purchase of intangibles asset	$-	$6,019,120
Operating leases right-of-use assets obtained in exchange of lease liabilities	$105,950	$2,928,911

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

American Robotics and Airobotics have industry leading regulatory successes which include having the first drone system approved by the FAA for automated operation BVLOS without a human operator or visual observer on-site. American Robotics’ FAA approvals were enabled by integrating a suite of proprietary technologies, including Detect-and-Avoid (“DAA”) and other proprietary intelligent safety systems into its autonomous drone platform, which we plan to integrate into the Optimus System™. On September 6, 2023, Airobotics received approval for Type Certification (“TC”) from the FAA for the Optimus UAV. TC approval enables expanded operation for the Optimus System™ in the United States including flight operations in populated areas.

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

Liquidity

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. On September 30, 2023, we had an accumulated deficit of approximately $184,221,000. On September 30, 2023, we had net long-term borrowings outstanding of approximately $6,576,000, net of debt discount and issuance costs of approximately $529,000, and short-term borrowings outstanding of approximately $26,537,000, net of debt discount and issuance costs of approximately $2,533,000. On September 30, 2023, we had total cash and restricted cash of approximately $21,012,000 and a working capital deficit of approximately $5,283,000.

In July and August 2023, the Company raised $15,000,000 in gross proceeds from the sale of redeemable preferred stock in Ondas Networks and warrants to purchase shares of Common Stock (as defined below) in Ondas Holdings and approximately $9,310,000 in net proceeds from the sale of convertible debt. These amounts are included in the total cash and restricted cash of approximately $21,012,000 as of September 30, 2023.

We expect to fund our operations for the next twelve months from the filing date of this Quarterly Report on Form 10-Q from gross profits generated from revenue growth, potential prepayments from customers for purchase orders, potential proceeds from warrants issued and outstanding, and additional funds that we may seek through equity or debt offerings and/or borrowings under additional notes payable, lines of credit or other sources. There is substantial doubt that the funding plans will be successful and therefore the conditions discussed above have not been alleviated.

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

Inflation Reduction Act of 2022 and Tax Cuts and Jobs Act of 2017

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA includes a 15% Corporate Alternative Minimum Tax (“Corporate AMT”) for tax years beginning after December 31, 2022. We do not expect the Corporate AMT to have a material impact on our consolidated financial statements. Additionally, the IRA imposes a 1% excise tax on net repurchases of stock by certain publicly traded corporations. The excise tax is imposed on the value of the net stock repurchased or treated as repurchased. The new law applies to stock repurchases occurring after December 31, 2022.

Under the Tax Cuts and Jobs Act of 2017, we are required to capitalize R&D expenses for tax purposes and amortize over five years for domestic based expenses and fifteen years for foreign expenses. Given our tax net operating loss carryforward position we do not expect this change to have a material impact on our financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2022 Form 10-K and are updated, as necessary, in this Quarterly Report on Form 10-Q. The December 31, 2022 consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. On September 30, 2023 and December 31, 2022, we had no cash equivalents. Restricted cash includes cash that is not readily available for use in the Company’s operating activities. Restricted cash is attributable to minimum cash reserve requirements for Airobotics’ credit cards. The Company periodically monitors its positions with, and the credit quality of, the financial institutions with which it invests. Periodically, throughout the three months ended, and as of September 30, 2023, the Company has maintained balances in excess of federally insured limits. As of September 30, 2023, the Company was $20,053,245 in excess of federally insured limits.

Accounts Receivable

Accounts receivable are stated at a gross invoice amount less an allowance for credit losses as well as net of any discounts or other forms of variable consideration. We estimate allowance for credit losses by evaluating specific accounts where information indicates our customers may have an inability to meet financial obligations, such as customer payment history, credit worthiness and receivable amounts outstanding for an extended period beyond contractual terms. We use assumptions and judgment, based on the best available facts and circumstances, to record an allowance to reduce the receivable to the amount expected to be collected. These allowances are evaluated and adjusted as additional information is received. We had no allowance for credit losses as of September 30, 2023 and December 31, 2022.

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

Inventory consists of the following:

	September 30, 2023	December 31, 2022
Raw Material	$2,053,114	$2,041,776
Work in Process	378,416	89,080
Finished Goods	248,890	142,415
Less Inventory Reserves	(100,254)	(100,254)
Total Inventory, Net	$2,580,166	$2,173,017

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

Software

Costs incurred internally in researching and developing a software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to production. The amortization of these costs is included in cost of revenue over the estimated life of the products. As of September 30, 2023 and December 31, 2022, the Company had no internally developed software.

Impairment of Long-Lived Assets

Long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. The impairment of long-lived assets was $0 for the three months ended September 30, 2023 and 2022 and $12,223 and $11,095 for the nine months ended September 30, 2023 and 2022, respectively.

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

The Company had no assets that are required to be valued at fair value as of September 30, 2023 and December 31, 2022. The Company had Level 3 liabilities that are required to be valued at fair value as of September 30, 2023. The fair value of the government grant liability is determined as the sum of 3% royalty payments on forecasted future sales, discounted using the effective interest method. As of September 30, 2023, the Company made the following assumptions: (i) royalty payments will be made on future sales through 2026, and (ii) the effective interest rate is a range of 17-19%. The following table provides a reconciliation of the beginning and ending balances for the Level 3 government grant liability measured at fair value using significant unobservable inputs:

Government Grant Liability
Balance as of January 24, 2023	$1,783,403
Net (Gain)/Loss on change in fair value of liability	36,077
Repayment on liability	(6,576)
Balance as of March 31, 2023	1,812,904
Government grant liability assumed from Iron Drone asset purchase	307,122
Net (Gain)/Loss on change in fair value of liability	(108,458)
Balance as of June 30, 2023	2,011,568
Government grant proceeds received, adjusted to fair value	128,803
Fair value adjustment to government grant liability assumed from Iron Drone asset purchase	48,795
Net (Gain)/Loss on change in fair value of liability	295,094
Balance as of September 30, 2023	$2,484,260

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

On July 11, 2023, the Company and the Sales Agent (as defined below), mutually agreed to terminate the ATM Agreement (as defined below), and the Company expensed the remaining deferred offering costs of $151,431 for the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, the Company recorded a reduction in proceeds received of $2,824 and $25,489, respectively, related to the ATM Offering (See Note 10 – Stockholders’ Equity). For the three and nine months ended September 30, 2022, the Company expensed offering costs of $0. The deferred offering costs outstanding as of September 30, 2023 and December 31, 2022, were $0 and $145,293, respectively.

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

At each reporting date, the Company evaluates whether there is reasonable assurance that the liability recognized, in whole or in part, will not be repaid (since the Company will not be required to pay royalties) based on the best estimate of future sales and using the original effective interest method, which is 17-19%, and if so, the appropriate amount of the liability is derecognized through other income (expense). Amounts paid as royalties are treated as a reduction of the liability. Royalty payments are due every nine months. There is no maturity date. The liability exists until it is paid in full through royalty payments or the Company reports to the IIA there will be no further sales, and they accept this.

Redeemable Noncontrolling Interests

On July 9, 2023, Ondas Networks Inc. entered into an Agreement with a third party for the sale of redeemable preferred stock in Ondas Networks. The preferred stock accrues dividends at the rate per annum of eight percent (8%) of the original issue price and can be redeemed at the request of the Holder at any time after the fifth anniversary for the greater of two times the initial investment plus accrued dividends or the amount that would be due if the Preferred Stock was converted into Common Stock (see Note 11 – Redeemable Noncontrolling Interest). The applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. As a result, the Company recorded the noncontrolling interest as redeemable noncontrolling interest and classified it in temporary equity within its condensed consolidated balance sheet initially at its acquisition-date estimated redemption value or fair value. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument by accruing dividends at 8% per annum and accreting the redemption value to two times the initial investment over five years using the effective interest rate method.

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

We recognize restricted stock unit expense over the period of vesting or period that services will be provided. Compensation associated with shares of the Company’s common stock, par value $0.0001 (the “Common Stock”), issued or to be issued to consultants and other non-employees is recognized over the expected service period beginning on the measurement date, which is generally the time the Company and the service provider enter into a commitment whereby the Company agrees to grant shares in exchange for the services to be provided.

Shipping and Handling

We expense all shipping and handling costs as incurred. These costs are included in Cost of goods sold on the accompanying Consolidated Statements of Operations.

Advertising and Promotional Expenses

We expense advertising and promotional costs as incurred. We recognized expense of $87,073 and $32,586 for the three months ended September 30, 2023, and 2022, respectively, and expense of $145,504 and $63,867 for the nine months ended September 30, 2023, and 2022, respectively. These costs are included in Sales and marketing on the accompanying Consolidated Statements of Operations.

Post-Retirement Benefits

We have one 401(k) Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this 401(k) Plan, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. We recognized expense of $60,684 and $106,190 for the three months ended September 30, 2023, and 2022, respectively, and $246,281 and $221,305 for the nine months ended September 30, 2023, and 2022, respectively.

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

Collaboration Arrangements Within the Scope of ASC 808, Collaborative Arrangements

The Company’s development revenue includes contracts where the Company and the customer work cooperatively to develop software and hardware applications. The Company analyzes these contracts to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and are therefore within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.  For collaboration arrangements that are deemed to be within the scope of ASC 808, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company’s policy is generally to recognize amounts received from collaborators in connection with joint operating activities that are within the scope of ASC 808 as a reduction in research and development expense. As of September 30, 2023, the Company has not identified any contracts with its customers that meet the criteria of ASC 808.

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

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the products or services promised within each contract and determines those that are performance obligations and assesses whether each promised product or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales and other taxes collected on behalf of third parties are excluded from revenue. For the nine months ended September 30, 2023 and 2022, none of our contracts with customers included variable consideration.

Contracts that are modified to account for changes in contract specifications and requirements are assessed to determine if the modification either creates new or changes the existing enforceable rights and obligations. Generally, contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. For the nine months ended September 30, 2023 and 2022, there were no modifications to contract specifications.

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

Disaggregation of Revenue

The following tables present our disaggregated revenues by type of revenue, timing of revenue, and revenue by country:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Type of Revenue
Product revenue	$2,180,472	$101,502	$8,880,309	$673,184
Service and subscription revenue	234,236	174,375	1,289,642	318,247
Development revenue	250,482	356,612	560,194	655,474
Total revenue	$2,665,190	$632,489	$10,730,145	$1,646,905

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Timing of Revenue
Revenue recognized point in time	$2,296,035	$251,502	$9,818,302	$823,184
Revenue recognized over time	369,155	380,987	911,843	823,721
Total revenue	$2,665,190	$632,489	$10,730,145	$1,646,905

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Country of Revenue, based on location services were provided or product was shipped to:
United States	$2,430,954	$632,489	$5,081,152	$1,646,905
United Arab Emirates	85,268	-	5,320,792	-
Israel	148,968	-	328,201	-
Total revenue	$2,665,190	$632,489	$10,730,145	$1,646,905

Contract Assets and Liabilities

We recognize a receivable or contract asset when we perform a service or transfer a good in advance of receiving consideration. A receivable is recorded when our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. A contract asset is recorded when we have recognized revenue over time in accordance with meeting our performance obligation but are unable to invoice the customer yet based on the contractual invoicing terms. The contract asset is reclassified to a receivable when the right to consideration becomes unconditional. The table below details the activity in our contract assets during the nine months ended September 30, 2023. We did not have any contract assets recorded as of December 31, 2022.

Nine Months Ended September 30, 2023
Balance at beginning of period	$-
Contract assets recognized	109,888
Reclassification to Accounts receivable, net	-
Balance at end of period	$109,888

We recognize a contract liability when we receive consideration, or if we have the unconditional right to receive consideration, in advance of satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. The table below details the activity in our contract liabilities during the nine months ended September 30, 2023, and the year ended December 31, 2022.

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Balance at beginning of period	$61,508	$512,397
Additions, net	1,962,112	527,268
Transfer to revenue	(1,944,612)	(978,157)
Balance at end of period	$341,018	$61,508

Warranty Reserve

For our software and hardware products, we provide a limited one-year assurance-type warranty and for our development service, we provide no warranties. The assurance-type warranty covers defects in material and workmanship only. If a software or hardware component is determined to be defective after being tested by the Company within the one-year, the Company will repair, replace or refund the price of the covered hardware and/or software to the customer (not including any shipping, handling, delivery or installation charges). We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance-type warranties and has determined that the estimated outstanding warranty obligation on September 30, 2023, or December 31, 2022 are immaterial to the Company’s condensed consolidated financial statements.

Leases

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. During the nine months ended September 30, 2023, the Company’s operating leases consisted of office space in Sunnyvale, CA (the “Gibraltar Lease”), Marlborough, MA (the “American Robotics Lease”), Waltham, MA (the “Waltham Lease”), and Petah Tikva, Israel (the “Airobotics Leases”).

On January 22, 2021, we entered into a 24-month lease (effective April 1, 2021) with the owner and landlord (the “2021 Gibraltar Lease”), wherein the base rate is $45,000 per month, with a security deposit in the amount of $90,000. On April 1, 2023, the Company amended their lease to extend the lease through September 30, 2023, wherein the base rate is $65,676 per month. On November 6, 2023, the Company amended their lease to further extend the lease through June 30, 2024, wherein the base rate is $68,959 per month.

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

On August 7, 2023, Ondas Networks entered into a 72-month lease agreement with the owner and landlord of office space in Sunnyvale, CA. The lease commences October 1, 2023, and is an operating lease. Base rent is $77,533 per month, increasing approximately 3% annually, with a security deposit due in the amount of $269,428. Base rent shall be abated during the first twelve months of the term of the lease.

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

Lease Costs

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Components of total lease costs:
Operating lease expense	$224,126	$287,862	$787,833	$779,873
Common area maintenance expense	38,242	41,045	129,348	101,022
Short-term lease costs (1)	248,494	38,967	548,465	117,064
Total lease costs	$510,862	$367,874	$1,465,646	$997,959

(1)	Represents short-term leases with an initial term of 12 months or less, which are immaterial.

Lease Positions as of September 30, 2023 and December 31, 2022

ROU lease assets and lease liabilities for our operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	September 30, 2023	December 31, 2022
Assets:
Operating lease assets	$2,661,009	$2,930,996
Total lease assets	$2,661,009	$2,930,996

Liabilities:
Operating lease liabilities, current	$564,878	$580,593
Operating lease liabilities, net of current	2,252,884	2,456,315
Total lease liabilities	$2,817,762	$3,036,908

Future lease payments included in the measurement of lease liabilities on the unaudited condensed consolidated balance sheet as of September 30, 2023, for the following five years and thereafter are as follows:

Years ending December 31,
2023(3 months)	$225,221
2024	641,913
2025	559,343
2026	559,616
2027	545,250
Thereafter	752,490
Total future minimum lease payments	$3,283,833
Less imputed interest	(466,071)
Total	$2,817,762

Other Leases Information

	Nine Months Ended September 30,
	2023	2022
Operating cash flows for operating leases	$799,305	$598,304
Weighted average remaining lease term (in years) – operating lease	5.13	5.87
Weighted average discount rate – operating lease	5.76%	6.00%

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average shares of Common Stock outstanding for each period. Diluted net loss per share is the same as basic net loss per share since we have net losses for each period presented.

The following potentially dilutive securities for the three months ended September 30, 2023 and 2022 have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	Nine months ended September 30,
	2023	2022
Warrants to purchase Common Stock	12,566,092	1,901,802
Options to purchase Common Stock	4,845,049	2,462,786
Potential shares issuable under 2022 Convertible Exchange Notes	29,319,723	-
Potential shares issuable under Additional Notes	28,908,377	-
Restricted stock units	175,064	1,960,622
Total potentially dilutive securities	75,814,305	6,325,210

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits. As of September 30, 2023, the Company was $20,053,245 in excess of federally insured limits.

Credit is extended to customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintain an allowance for credit losses as needed based on our evaluation each reporting period.

Concentration of Customers

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue. Revenue from significant customers, those representing 10% or more of total revenue, was composed of one customer accounting for 91% of the Company’s revenue for the three-month period ended September 30, 2023. Revenue from significant customers was composed of three customers accounting for 47%, 31% and 18% of the Company’s revenue for the nine-month period ended September 30, 2023, respectively. One customer accounted for 92% and 88% of the Company’s revenue for the three-month period and nine-month period ended September 30, 2022, respectively.

Accounts receivable from significant customers, those representing 10% or more of the total accounts receivable, were composed of two customers accounting for 64% and 24%, respectively, of the Company’s accounts receivable balance as of September 30, 2023. Two customers accounted for 67% and 33%, respectively, of the Company’s accounts receivable balance as of December 31, 2022.

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

Recently Issued Accounting Pronouncements and SEC Rules Not Yet Adopted

On September 30, 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-03, which (1) clarifies existing guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and (2) introduces new disclosure requirements for equity securities subject to contractual sale restrictions. The ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security. Instead, the contractual sale restriction is a characteristic of the reporting entity. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value. Additionally, the ASU clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company has evaluated the effects of the adoption of ASU No. 2022-03, and it is not expected to have an impact on the Company’s consolidated financial statements.

In July 2023, the SEC adopted the final rule under SEC Release No. 33-11216, Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure, requiring disclosure of material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy and governance in annual reports. Regulation S-K Item 6 disclosure requirements under this rule will be effective for our fiscal year ending on December 31, 2023. Incident disclosure requirements in Form 8-K will be effective for us on June 15, 2024. The Company is still evaluating for any impact on the Company’s consolidated financial statement disclosures from the adoption of this final rule.

In October 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-06, which incorporates 14 of the 27 disclosures referred to by the SEC in their SEC Release No. 33-10532, Disclosure Update and Simplification, issued on August 17, 2018. The amendments in this ASU modify the disclosure or presentation requirements of a variety of Topics in the Codification and apply to all reporting entities within the scope of the affected Topics unless otherwise indicated. The amendments in this ASU should be applied prospectively. For public business entities, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company has evaluated the effects of the adoption of ASU No. 2022-03, and it is not expected to have an impact on the Company’s consolidated financial statements.

NOTE 3 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2023	December 31, 2022
Prepaid insurance	$763,174	$782,538
Advance to vendors	172,858	323,698
Deferred offering costs	-	145,293
Contract assets	109,888	-
VAT Input Credit	185,103	-
Other prepaid expenses and current assets	554,227	498,084
Total other current assets	$1,785,250	$1,749,613

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2023	December 31, 2022
Vehicles	$149,916	$149,916
Computer equipment	384,321	348,408
Furniture and fixtures	665,349	461,352
Leasehold improvements	3,291,689	2,093,812
Development equipment	350,691	342,142
Docking stations and drones	3,023,364	-
Machinery and equipment	60,321	-
Construction in progress	361,444	330,541
Total property and equipment	8,287,095	3,726,171
Less: accumulated depreciation	(2,843,185)	(702,886)
Net property and equipment	$5,443,910	$3,023,285

Depreciation expense for the three months ended September 30, 2023 and 2022 was $235,999 and $153,159, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $648,624 and $280,195, respectively. As of September 30, 2023, there was $2,772,501 of net property and equipment located in Israel.

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

The intangible assets acquired include the developed technology, marketing-related assets, and customer relationships (see Note 6 – Intangible Assets). The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in fair values of property, plant and equipment, (2) changes in valuation of intangible assets such as developed technology, marketing-related assets, and customer relationships, as well as goodwill and (3) other changes to assets and liabilities. During the three and nine months ended September 30, 2023, an adjustment of $0 and $68,483 was made to reduce the estimated fair value of property and equipment and increase goodwill, respectively.

The goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes.

Our results for the nine months ended September 30, 2023 include results from Airobotics between January 24, 2023 and September 30, 2023. The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of Airobotics had occurred on January 1, 2022. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred on January 1, 2022 or what the Company’s operating results will be in future periods.

	(Unaudited)
	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Revenue, net	$736,656	$10,762,181	$2,294,821
Net loss	$(16,819,177)	$(31,133,911)	$(43,372,673)
Net Loss Per Share – basic and diluted	$(0.37)	$(0.61)	$(0.97)

Goodwill Impairment

The Company has recognized goodwill as part of the American Robotics acquisition in 2021 and Airobotics acquisition in 2023. The changes in the carrying amount of goodwill for the nine months ended September 30, 2023 and year ended December 31, 2022, are as follows:

Ondas Autonomous Systems
Balance as of January 1, 2022	$45,026,583
Impairment loss	(19,419,600)
Balance as of December 31, 2022	25,606,983
Goodwill acquired	2,064,938
Balance as of September 30, 2023	$27,671,921

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

NOTE 6 – INTANGIBLE ASSETS

The components of intangible assets, all of which are finite lived, were as follows:

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life

Patents	$105,148	$(38,403)	$66,745	$82,431	$(27,331)	$55,100	10
Patents in process	147,101	-	147,101	119,760	-	119,760	N/A
Licenses	241,909	(83,808)	158,101	241,909	(65,665)	176,244	10
Software	211,411	(158,698)	52,713	161,284	(84,682)	76,602	3
Trademarks	3,230,000	(695,488)	2,534,512	3,230,000	(453,242)	2,776,758	10
FAA waiver	5,930,000	(1,276,856)	4,653,144	5,930,000	(832,113)	5,097,887	10
Developed technology	27,977,331	(4,899,088)	23,078,243	23,270,614	(2,752,353)	20,518,261	3 - 10
Non-compete agreements	840,000	(840,000)	-	840,000	(840,000)	-	1
Marketing-related assets	890,000	(60,290)	829,710	-	-	-	10
Customer relationships	1,090,000	(165,386)	924,614	60,000	(16,839)	43,161	5
	$40,662,900	$(8,218,017)	$32,444,883	$33,935,998	$(5,072,225)	$28,863,773

Amortization expense for the three months ended September 30, 2023 and 2022 was $1,064,798 and $904,059, respectively. Amortization expense for the nine months ended September 30, 2023 and 2022 was $3,103,591 and $2,726,295, respectively.

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

On August 31, 2022, the Company entered into an asset purchase agreement with Field of View LLC, a North Dakota limited liability company. The total purchase consideration consisted of $250,000 of cash payable in monthly instalments over twelve months, and $75,520 of shares of the Company’s Common Stock, representing 16,000 shares (“FOV Consideration Shares”). The asset purchase agreement restricted the holder from transferring the FOV Consideration Shares for 180 days from the closing date, subject to certain exceptions. The Company acquired computer and research and development equipment amounting to $18,506 and intangibles for developed technology for $307,014. As of September 30, 2023, the cash was paid and equity was issued in full.

On October 19, 2022, Airobotics entered into an Asset Purchase Agreement, as amended, to acquire all of the intellectual property, technical systems, and operations of Iron Drone Ltd. (“Iron Drone”), an Israeli-based company specializing in the development of autonomous counter-drone systems (the “Iron Drone Transaction”). The consideration for the Iron Drone Transaction was (i) $135,000 in cash, (ii) 46,129 shares of the Company’s Common Stock, (iii) warrants exercisable for 26,553 shares of the Company’s commons stock with an exercise price of $11.95, which shall be exercisable if, during the 48 month period following the closing, the average price per share of the Company’s Common Stock exceeds $52.38 for a period of at least 90 consecutive trading days, (iv) a right to acquire 35,377 shares of the Company’s Common Stock if during the 48 month period after the closing, the average price per share of the Company’s Common Stock exceeds $18.25 for a period of at least 90 consecutive trading days, and (v) a right to acquire 70,753 shares of the Company’s Common Stock if during the 48 month period after the closing, the average price per share of Company’s Common Stock exceeds $20.27 for a period of at least 90 consecutive trading days. On March 6, 2023, the Company completed the Iron Drone Transaction. The Company acquired intangibles for developed technology for $576,717. As of September 30, 2023, the cash was paid and equity was issued in full.

Estimated amortization expense for the next five years for the intangible assets currently being amortized is as follows:

Year Ending December 31,	Estimated Amortization
2023 (3 months)	$1,055,821
2024	$4,221,472
2025	$4,164,693
2026	$4,080,964
2027	$4,073,803
Thereafter	$14,848,130
Total	$32,444,883

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

This long-term equity investment consists of an equity investment in a private company through preferred shares, which are not considered in-substance Common Stock, that is accounted for at cost, with adjustments for observable changes in prices or impairments, and is classified as long-term equity investment on our consolidated balance sheets with adjustments recognized in other (expense) income, net on our consolidated statements of operations. The Company has determined that the equity investment does not have a readily determinable fair value and elected the measurement alternative. Therefore, the equity investment’s carrying amount will be adjusted to fair value at the time of the next observable price change for the identical or similar investment of the same issuer or when an impairment is recognized. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investment is impaired. The assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. If the investment is impaired, the Company writes it down to its estimated fair value. As of September 30, 2023 and December 31, 2022 the long-term equity investment had a carrying value of $1,500,000 and $1,500,000, respectively.

Our CEO Eric Brock is a director of Dynam and has invested an aggregate of $25,000 in Dynam as of September 30, 2023.

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30, 2023	December 31, 2022
Accrued payroll and other benefits	$1,640,302	$390,698
D&O insurance financing payable	96,044	516,619
Accrued professional fees	-	792,367
Accrued purchase consideration	-	145,833
Accrued interest	409,638	176,629
Other accrued expenses and payables	494,373	1,246,847
Total accrued expenses and other current liabilities	$2,640,357	$3,268,993

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

On both September 30, 2023, and December 31, 2022, the total outstanding balance of the 2017 Convertible Promissory Note was $300,000. The maturity date of the 2017 Convertible Promissory Note is based on the payment of 0.6% of quarterly gross revenue until 1.5 times the amount of the 2017 Convertible Promissory Note is paid. Accrued interest on September 30, 2023, and December 31, 2022 was $36,218 and $40,965, respectively. Interest expense for the three months ended September 30, 2023 and 2022 was $3,750. Interest expense for the nine months ended September 30, 2023 and 2022 was $11,250.

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

On July 21, 2023, the Company entered into an agreement and waiver with the holder of the 2022 Convertible Exchange Notes (the “Agreement and Waiver”) that included (i) extending the Maturity Date to from October 28, 2024 to April 28, 2025; (ii) waive the last sentence of Section 8(e) of the Notes (such that last sentence of Section 8(e) of the Notes shall have no further force and effect) (the “Acceleration Waiver”); (iii) reduce the Conversion Price of the 2022 Convertible Exchange Notes to the lower of (A) the Conversion Price then in effect and (B) the greater of (x) the Floor Price (as defined in the Notes) then in effect and (y) 125% of the lowest volume weighted average price (“VWAP”) of the Common Stock during the five (5) consecutive Trading Day period ending and including the Trading Day immediately prior to the effective date; provided, that, in addition, during the period commencing on the effective date through and including September 30, 2023, the conversion price of the Notes, solely with respect to voluntary conversions of such aggregate Conversion Amount of the Notes not in excess of such aggregate Current Installment Amounts of such applicable period (or otherwise eligible to be converted in one or more Accelerations during such applicable period), shall be further lowered to the Installment Conversion Price (as defined in the Existing Note) in effect for the Installment Date (as defined in the Existing Note) of the Existing Note of July 3, 2023; (iv) to extend the Additional Closing Expiration Date to April 28, 2026; and (v) increase the aggregate principal amount of Notes issuable in one or more Additional Closings to $46,000,000.

A full summary of the Agreement and Waiver, including a full text of the related agreements, are available on the Current Report on Form 8-K filed with the SEC on July 28, 2023.

The 2022 Convertible Exchange Notes bear interest at the rate of 3% per annum. The 2022 Convertible Exchange Notes are payable in monthly installments beginning on November 1, 2022 through the maturity date of April 28, 2025 (each such date, an “Installment Date”). On each Installment Date, we will make monthly payments by converting the applicable “Installment Amount” (as defined below) into shares of our Common Stock (an “Installment Conversion”), subject to satisfaction of certain equity conditions, including a minimum $1.50 share price, $500,000 minimum daily volume, and maintaining continued Nasdaq listing requirements among other conditions. If these conditions are not met, installments can be requested in cash. For the nine months ended September 30, 2023, we issued 7,431,610 common shares as a result of Installment Conversion. At each Installment Date the note holder may defer some or all of the amount due until the subsequent Installment Date. In between Installment Dates, the note holder also has the option to accelerate certain portions of principal due. At each Installment Date the price used to exchange outstanding notes into Common Stock is based on the lower of (A) 92% of the lowest VWAP of the respective previous five trading days; and (B) the Floor Price ($0.76 as of September 30, 2023). The maximum conversion price is $1.50 per share.

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

Additional Notes

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

The Additional Notes bear interest at the rate of 3% per annum. The Additional Notes are payable in monthly installments beginning on August 1, 2023 through the maturity date of July 24, 2025 (each such date, an “Installment Date”). On each Installment Date, we will make monthly payments by converting the applicable Installment Amount (as defined above under the 2022 Convertible Exchange Notes) into shares of our Common Stock (an “Installment Conversion”), subject to satisfaction of certain equity conditions, including a minimum $1.50 share price, $500,000 minimum daily volume, and maintaining continued Nasdaq listing requirements among other conditions. If these conditions are not met, installments can be requested in cash. For the nine months ended September 30, 2023, we made no cash payments and issued no common shares as a result of Installment Conversion. At each Installment Date the note holder may defer some or all of the amount due until the subsequent Installment Date. In between Installment Dates, the note holder also has the option to accelerate certain portions of principal due. At each Installment Date the price used to exchange outstanding notes into Common Stock is based on the greater of (x) the Floor Price ($0.40 as of September 30, 2023) and (y) 92% of the lowest VWAP of the prospective five trading days. The maximum conversion price is $1.45 per share.

On July 25, 2023, the Additional Notes were offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-252571) filed with the SEC on January 29, 2021 (as such registration statement became effective on February 5, 2021. On July 25, 2023, the Company filed a prospectus supplement with the SEC in connection with the sale and issuance of the Additional Notes. Oppenheimer & Co. Inc. served as the sole placement agent for the transaction pursuant to the terms of a placement agent agreement, dated October 26, 2022.

As of September 30, 2023, the total outstanding principal on the 2022 Convertible Exchange Notes and Additional Notes was $30,328,344, net of debt discount and issuance costs of $3,061,446. As of December 31, 2022, the total outstanding principal on the 2022 Convertible Promissory Notes was $30,048,135, net of debt discount and issuance costs of $3,251,865. Accrued interest on September 30, 2023, and December 31, 2022 was $409,638 and $176,629, respectively, and is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

For the three months ended September 30, 2023, we recognized interest expense of $233,493, amortization expense of $426,996 related to the debt discount, and amortization expense of $226,051 related to the issuance costs. For the nine months ended September 30, 2023, we recognized interest expense of $780,485, amortization expense of $1,609,104 related to the debt discount, and amortization expense of $829,357 related to the issuance costs. The remaining unamortized debt discount of $2,032,025 and issuance costs of $1,029,422 as of September 30, 2023 will be amortized via the interest method under ASC 835. Interest expense and amortization expense of the debt discount and issuance costs are included in Interest expense on the Consolidated Statements of Operations.

At the 2023 Annual Meeting of Stockholders held on October 31, 2023, the stockholders approved an amendment to the Floor Price of the 2022 Convertible Exchange Notes and the Additional Notes as the greater of (x) $0.32 and (y) such price that would result in such Conversion Floor Price Condition (as defined in the respective note) not to have occurred with respect to such applicable conversion of the respective note.

Government Grant Liability

Airobotics has received grants from the Israel Innovation Authority (“IIA”) to finance its research and development programs in Israel, through which Airobotics received IIA participation payments in the aggregate amount of $3.1 million through September 30, 2023. All of these are royalty-bearing grants. In return, Airobotics is committed to pay IIA royalties at a rate of 3% of future sales of the developed products, up to 100% of the amounts of grants received plus interest at LIBOR. Through September 30, 2023, approximately $460,000 in royalties have been paid to the IIA. The Company’s royalty liability to the IIA as of September 30, 2023, including grants received by Airobotics and the associated LIBOR interest on all such grants, was $2,011,568. The increase in fair value of the government grant liability, including LIBOR interest expense accrued, was $234,144 for the three months ending September 30, 2023 and $161,764 for the period of January 23, 2023 - September 30, 2023, which is included in Other income (expense), net on the Condensed Consolidated Statements of Operations.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

On September 30, 2023 and December 31, 2022, the Company had 116,666,667 shares of Common Stock, par value $0.0001 (the “Common Stock”), authorized for issuance, of which 55,184,623 and 44,108,661 shares of our Common Stock were issued and outstanding, respectively. On October 31, 2023, stockholders of the Company approved an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 116,666,667 to 300,000,000.

Preferred Stock

At September 30, 2023 and December 31, 2022, the Company had 10,000,000 shares of preferred stock, par value $0.0001, authorized, of which 5,000,000 shares are designated as Series A Convertible Preferred Stock (“Series A Preferred”) and 5,000,000 shares are non-designated (“blank check”) shares. As of September 30, 2023, and December 31, 2023, the Company had no preferred stock outstanding.

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

There were no shares sold during the nine months ended September 30, 2023.

On July 11, 2023, the Company and the Sales Agent, mutually agreed to terminate the ATM Agreement. As a result, the Company suspended and terminated the prospectus related to the Company’s Common Stock issuable pursuant to the terms of the ATM Agreement (the “ATM Prospectus”). The termination of the ATM Agreement and ATM Prospectus is effective as of July 11, 2023, at which time the Company expensed the remaining deferred offering costs outstanding of $151,431 related to the ATM Agreement.

Stock Issued for Convertible Debt

The Company issued 1,984,918 and 7,431,610 shares of its Common Stock during the three and nine months ended September 30, 2023, respectively, to the lenders in lieu of cash payments for $164,053 of outstanding interest and $7,148,447 of outstanding principal on the 2022 Convertible Exchange Notes (See Note 9 – Long-term Notes Payable for further details).

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

On July 21, 2023 and August 11, 2023, the Company issued warrants to purchase an aggregate of 7,825,792 and 2,374,208 shares of Common Stock in Ondas Holdings, respectively, with an exercise price of $0.89 per share, in connection with the sale of redeemable preferred stock in Ondas Networks.

The assumptions used in the Black-Scholes Model are set forth in the table below.

Nine months ended,
September 30, 2023
Stock price	$1.14-2.00
Risk-free interest rate	4.09-4.70%
Volatility	50.64-55.34%
Expected life in years	0.12-5.00
Dividend yield	0.00%

A summary of our Warrants activity for the nine months ended September 30, 2023 and related information follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Shares Under	Exercise	Contractual
	Warrant	Price	Life
Balance on January 1, 2023	1,901,802	$7.63	7.47
Issued	586,440	$9.95
Expired	(122,150)	$12.35
Balance on June 30, 2023	2,366,092	$7.96	5.78
Issued	10,200,000	$0.89
Balance on September 30, 2023	12,566,092	$2.22	4.96

As of September 30, 2023, we had warrants outstanding to purchase an aggregate of 12,566,092 shares of Common Stock with a weighted average contractual remaining life of approximately 4.96 years, and exercise prices ranging from $0.03 to $12.35 per share, resulting in a weighted average exercise price of $2.22 per share.

Equity Incentive Plan

In 2018, our stockholders adopted the 2018 Equity Incentive Plan (the “2018 Plan”) pursuant to which 3,333,334 shares of our Common Stock have been reserved for issuance to employees, including officers, directors and consultants. The 2018 Plan shall be administered by the Board, provided however, that the Board may delegate such administration to the compensation committee (the “Committee”). Subject to the provisions of the 2018 Plan, the Board and/or the Committee shall have authority to grant, in its discretion, incentive stock options, or non-statutory options, stock awards or restricted stock purchase offers (“Equity Awards”). As of September 30, 2023, the balance available to be issued under the 2018 Plan was 1,052,373.

At the 2021 Annual Meeting of Stockholders of the Company held on November 5, 2021, stockholders of the Company approved, among other matters, the Ondas Holdings Inc. 2021 Stock Incentive Plan (the “2021 Plan”). The Committee adopted the 2021 Plan on September 30, 2021, subject to stockholder approval. The purpose of the 2021 Plan is to enable the Company to attract, retain, reward, and motivate eligible individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum efforts for the growth and success of the Company, so as to strengthen the mutuality of the interests between the eligible individuals and the shareholders of the Company. The 2021 Plan provides for the issuance of awards including stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards. The 2021 Plan provides for a reserve of 6,000,000 shares of the Company’s Common Stock. As of September 30, 2023, the balance available to be issued under the 2021 Plan was 2,329,444. On October 31, 2023, stockholders of the Company approved an amendment to the 2021 Plan to increase the number of shares of the Company’s Common Stock authorized for issuance under the 2021 Plan from 6,000,000 to 8,000,000 shares.

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

The assumptions used in the Black-Scholes Model are set forth in the table below.

Nine months ended,
September 30, 2023
Stock price	$1.46-2.06
Risk-free interest rate	3.61-4.82%
Volatility	49.83-58.92%
Expected life in years	0.12-6.25
Dividend yield	0.00%

A summary of our Option activity for the three and nine months ended September 30, 2023 and related information follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Shares Under	Exercise	Contractual
	Option	Price	Life
Balance on January 1, 2023	2,412,286	$5.77	7.58
Granted	3,206,821	$3.80
Forfeited	(153,709)	$5.01
Balance on March 31, 2023	5,465,398	$4.64	8.47
Exercised	(1,539)	$0.49
Forfeited	(368,224)	$3.59
Balance on June 30, 2023	5,095,635	$4.71	7.59
Exercised	(21,940)	$0.49
Forfeited	(116,396)	$4.49
Expired	(112,250)	$4.62
Balance on September 30, 2023	4,845,049	$4.74	7.34
Vested and Exercisable at September 30, 2023	2,225,405	$6.43	5.21

As of September 30, 2023, total unrecognized compensation expense related to non-vested stock options was $2,026,874 which is expected to be recognized over a weighted average period of 2.86 years.

Total stock-based compensation expense for stock options for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
General and administrative	$1,843	$134,989	$209,313	$340,453
Sales and marketing	126,868	123,796	385,455	386,343
Research and development	103,962	186,169	235,564	582,216
Cost of goods sold	16,144	-	35,166	-
Total stock-based expense related to options	$248,817	$444,954	$865,498	$1,309,012

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

On July 6, 2023, the Committee approved the grant of 180,000 restricted stock units to three employees. The restricted stock units vested in July 2023.

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

The following is a summary of restricted stock unit activity for the three and nine months ended September 30, 2023:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period (Years)
Unvested balance at January 1, 2023	1,110,027	$6.89	1.52
Granted	69,000	$2.06
Vested	(43,040)	$2.45
Cancelled	(14,800)	$7.19
Unvested balance at March 31, 2023	1,121,187	$6.76	1.25
Vested	(47,490)	$2.40
Cancelled	(412,500)	$7.78
Unvested balance at June 30, 2023	661,197	$6.43	0.35
Granted	180,000	$0.88
Vested	(737,907)	$5.67
Cancelled	(27,800)	$2.06
Unvested balance at September 30, 2023	75,490	$2.27	0.34

As of September 30, 2023, there were 99,574 restricted stock units that were vested but not yet released due to administrative timing.

In 2023, three employees with restricted stock unit awards separated from the Company. As part of their separation agreements, the employees were granted accelerated vesting on some of their restricted stock unit awards, which was accounted for as a modification of their awards. The result of the modification was a reversal of approximately $2,800,000 of previously recognized stock-based compensation expense during the three and nine months ended September 30, 2023. Total stock-based compensation expense for restricted stock units for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
General and administrative	$(1,751,531)	$662,201	$(278,224)	$1,965,195
Sales and marketing	62,403	9,603	81,296	15,031
Research and development	(826,564)	366,397	(32,220)	1,077,496
Total stock-based expense related to restricted stock units	$(2,515,692)	$1,038,201	$(229,148)	$3,057,722

NOTE 11 – REDEEMABLE NONCONTROLLING INTEREST

On July 9, 2023, Ondas Networks Inc. entered into an Agreement with a third party to purchase Redeemable Preferred Stock in Ondas Networks and the issuance of warrants to purchase 10,200,000 shares of Ondas Holdings.

The Preferred Stock accrues dividends at the rate per annum of eight percent (8%) of the original issue price, of $34.955 per share (the “Original Issue Price”). Such dividends are payable in cash or additional shares of Preferred Stock, with such valuation based on the Original Issue Price. Each share of Preferred Stock is convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of Networks Common Stock (as defined below) as is determined by dividing the Original Issue Price by the conversion price in effect at the time of conversion, which initially is set at $34.955. In lieu of any fractional shares to which the holder would otherwise be entitled, the number of shares of Networks Common Stock to be issued upon conversion of the Preferred Stock shall be rounded to the nearest whole share. The Preferred Stock can be redeemed at the request of the Holder at any time after the fifth anniversary for the greater of two times the initial investment plus accrued dividends or the amount that would be due if the Preferred Stock was converted into Common Stock as described above.

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

The Company assessed the Preferred Stock in accordance with ASC 480 and determined that it should be recorded as temporary equity and not as a liability. The initial valuation was assigned to the Preferred stock and the warrants issued in connection with this transaction based on relative fair values, with the initial valuation of the noncontrolling interest being $10,406,949. It is being accreted using the effective interest rate method over the five-year period to achieve the redemption value of $30,000,000 plus accrued dividends.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of September 30, 2023.

War and Hostilities in Israel

On October 7, 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Following the attacks, the Security Cabinet of the State of Israel declared a state of war in Israel. Since Airobotics is located in Israel, the war has impacted the availability of our workforce in Israel, as approximately 17% of our workforce in Israel, have been called to active duty. To date, we have not had material disruptions to our ability to produce, manage and deliver products and services to customers as our U.S. teams have supported our ongoing operations in Israel and the Middle East; however, a prolonged war or an escalation of the current conditions in Israel could materially adversely affect our business, financial condition, and results of operations. Due to the recency of these events, and their ongoing and evolving nature, the extent of the adverse effect on our business operations is still unknown. There are no commitments or loss contingencies related to business operations in Israel that are included in the financial statements as of September 30, 2023.

NOTE 13 – SEGMENT INFORMATION

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the CODM in making decisions regarding resource allocation and performance assessment. The Company’s CODM is its Chief Executive Officer. The Company determined it has two reportable segments: Ondas Networks and Ondas Autonomous Systems as the CODM reviews financial information for these two businesses separately. The Company has no inter-segment sales. The following table presents segment information for three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023
	Ondas Networks	Ondas Autonomous Systems	Total
Revenue, net	$2,430,954	$234,236	$2,665,190
Depreciation and amortization	36,131	1,264,666	1,300,797
Interest income	379	-	379
Interest expense	448,448	445,503	893,951
Stock-based compensation	291,324	(2,558,199)	(2,266,875)
Net loss	(3,840,184)	(3,452,277)	(7,292,461)
Goodwill	-	27,671,921	27,671,921
Capital expenditures	39,451	55,521	94,972
Total assets	$21,842,344	$78,802,674	$100,645,018

	Nine months Ended September 30, 2023
	Ondas Networks	Ondas Autonomous Systems	Total
Revenue, net	$5,079,652	$5,650,493	$10,730,145
Depreciation and amortization	112,659	3,639,556	3,752,215
Interest income	4,058	3,666	7,724
Interest expense	1,628,151	1,569,449	3,197,600
Stock-based compensation	839,834	(203,484)	636,350
Net loss	(11,998,183)	(18,707,915)	(30,706,098)
Goodwill	-	27,671,921	27,671,921
Capital expenditures	39,451	55,521	94,972
Total assets	$21,842,344	$78,802,674	$100,645,018

NOTE 14 – INCOME TAXES

The Company had a net deferred tax asset of $35.9 million as of December 31, 2022, including a tax benefit from approximately $79 million of net operating loss carry-forwards of $27.5 million. A valuation allowance of $35.9 million was provided against this asset resulting in deferred assets, net of valuation allowance of $0.

Airobotics Ltd. had a tax benefit of approximately $23.1 million as of December 31, 2022, resulting from Israeli tax loss carry-forwards of $110.0 million. These losses are available to offset future profits of Airobotics Ltd. As of the acquisition date of January 23, 2023, the Company estimated that Airobotics had a deferred tax liability of $1.4 million resulting from the acquisition accounting of amortizable intangibles assets. This liability together with a valuation allowance of $21.7 million results in deferred assets, net of valuation allowance of $0, relating to Airobotics.

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

As of September 30, 2023 and December 31, 2022, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company has a long-term equity investment in Dynam with a carrying value of $1,500,000 as of September 30, 2023 and December 31, 2022. See Note 7 – Long-Term Equity Investment. Our CEO Eric Brock is a director of Dynam, and he has invested an aggregate of $25,000 in Dynam as of September 30, 2023.

In addition to the equity investment, the Company paid Dynam for services of $0 and $1,734,560 during the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023 and December 31, 2022, the Company owed $17,500 and $359,159 to independent directors, respectively, which is included in Accrued expenses and other current liabilities.

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events as of November 14, 2023, the date the condensed consolidated financial statements were available to be issued according to the requirements of ASC topic 855.

On October 31, 2023, stockholders of the Company approved an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 116,666,667 to 300,000,000.

On October 31, 2023, stockholders of the Company approved an amendment to the 2021 Plan to increase the number of shares of the Company’s Common Stock authorized for issuance under the 2021 Plan from 6,000,000 to 8,000,000 shares.

On November 6, 2023, the Company amended the 2021 Gibraltar Lease to further extend the lease through June 30, 2024, wherein the base rate is $68,959 per month.

Subsequent to September 30, 2023, the Company issued approximately 3,127,000 shares as a result of Installment Conversion on the 2022 Convertible Exchange Notes.

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

War in Israel

On October 7, 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Following the attacks, the Security Cabinet of the State of Israel declared a state of war in Israel. Since Airobotics is located in Israel, the war has impacted the availability of our workforce in Israel, as approximately 17% of our workforce in Israel, have been called to active duty. To date, we have not had material disruptions to our ability to produce, manage and deliver products and services to customers as our U.S. teams have supported our ongoing operations in Israel and the Middle East; however, a prolonged war or an escalation of the current conditions in Israel could materially adversely affect our business, financial condition, and results of operations. Due to the recency of these events, and their ongoing and evolving nature, the extent of the adverse effect on our business operations is still unknown.

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

Results of Operations

Three months ended September 30, 2023 compared to three months ended September 30, 2022

	Three Months Ended September 30,
			Increase
	2023	2022	(Decrease)
Revenue, net	$2,665,190	$632,489	$2,032,701
Cost of goods sold	2,110,312	233,001	1,877,311
Gross profit	554,878	399,488	155,390
Operating expenses:
General and administrative	2,563,319	7,362,274	(4,798,955)
Sales and marketing	1,224,144	792,613	431,531
Research and development	2,701,436	5,793,345	(3,091,909)
Total operating expenses	6,488,899	13,948,232	(7,459,333)
Operating loss	(5,934,021)	(13,548,744)	(7,614,723)
Other income (expense), net	(1,358,440)	(29,597)	1,328,843
Net loss	$(7,292,461)	$(13,578,341)	$(6,285,880)

Revenues

	Three Months Ended September 30,
	2023	2022	Increase
Revenue, net
Ondas Networks	$2,430,954	$583,114	$1,847,840
Ondas Autonomous Systems	234,236	49,375	184,861
Total	$2,665,190	$632,489	$2,032,701

Our revenues increased by $2,032,701 to $2,665,190 for the three months ended September 30, 2023, compared to $632,489 for the three months ended September 30, 2022. Revenues during the three months ended September 30, 2023, included $2,180,472 for products, $234,236 for maintenance, service, support, and subscriptions, and $250,482 for development agreements with Siemens. Revenues during the three months ended September 30, 2022, included $235,172 for products, $190,705 for maintenance, service and support and $206,612 for development agreements with Siemens. The increase in our revenues were primarily the result of an increase of approximately $1,800,000 in product sales to Siemens and acquiring Airobotics, which had $234,236 of revenue during the three months ended September 30, 2023.

Cost of goods sold

Our cost of goods sold increased by $1,877,311 to $2,110,312 for the three months ended September 30, 2023, compared to $233,001 for the three months ended September 30, 2022. The increase in cost of goods sold was primarily a result of an increase in Ondas Networks’ product revenue, which resulted in an increase in cost of goods sold of approximately $1,309,000, and acquiring Airobotics, which resulted in an increase of approximately $592,000, offset by a decrease of approximately $24,000 in American Robotics.

Gross profit

Our gross profit increased by $155,390 for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, based on the changes in revenues and costs of goods sold as discussed above. Gross margin for the three months ended September 30, 2023 and 2022 was 21% and 63%, respectively. The decrease in gross margin was primarily a result of fixed manufacturing costs combined with lower revenue at Airobotics, and the increase in product sales at Ondas Networks, which was primarily made up of lower margin products for the three months ended September 30, 2023.

Operating Expenses

	Three Months Ended September 30,
			Increase
	2023	2022	(Decrease)
Operating expenses:
General and administrative	$2,563,319	$7,362,274	$(4,798,955)
Sales and marketing	1,224,144	792,613	431,531
Research and development	2,701,436	5,793,345	(3,091,909)
Total	$6,488,899	$13,948,232	$(7,459,333)

Our principal operating costs include the following items as a percentage of total expense.

	Three Months Ended September 30,
	2023	2022
Human resource costs, including benefits	11%	38%
Travel and entertainment	2%	3%
Other general and administration costs:
Professional fees and consulting expenses	20%	17%
Other expense	11%	9%
Depreciation and amortization	21%	7%
Other research and deployment costs, excluding human resources and travel and entertainment	31%	25%
Other sales and marketing costs, excluding human resources and travel and entertainment	4%	1%

Operating expenses decreased by $7,459,333, or 53%, as a result of the following items:

Three Months Ended September 30, 2023
Human resource costs, including benefits	$(4,564,031)
Travel and entertainment	(233,307)
Other general and administration costs:
Professional fees and consulting costs	(1,114,049)
Other expense	(476,559)
Depreciation and amortization	309,145
Other research and development costs, excluding human resources and travel and entertainment	(1,460,682)
Other sales and marketing costs, excluding human resources and travel and entertainment	80,150
$(7,459,333)

The decrease in operating expenses was primarily due to: (i) a decrease of approximately $4,564,000 in human resource costs, of which approximately $3,778,000 relates to a decrease in stock-based compensation due to employee separations during the period and approximately $786,000 relates to a net decrease in headcount in the Ondas Autonomous Systems segment; (ii) a decrease in travel and entertainment of approximately $233,000 as a result of synergies achieved by integrating American Robotics and Airobotics; (iii) a decrease of approximately $1,114,000 in professional fees and consulting costs, of which approximately $800,000 relates to professional fees in connection with the acquisition of Airobotics and approximately $314,000 relates to synergies achieved by integrating American Robotics and Airobotics; (iv) a decrease of approximately $477,000 in other expense as a result of synergies achieved by integrating American Robotics and Airobotics; (v) an increase in depreciation and amortization of approximately $309,000 related to the acquisition of Airobotics and the assets of Iron Drone; (vi) a decrease of approximately $1,461,000 in other research and development costs, excluding human resources and travel and entertainment, which relates to synergies achieved by integrating American Robotics and Airobotics; and (vii) an increase of approximately $80,000 in other sales and marketing costs, excluding human resources and travel and entertainment, of which relates to the acquisition of Airobotics.

Operating Loss

	Three Months Ended
	September 30,
	2023	2022	Decrease
Operating loss	$(5,934,021)	$(13,548,744)	$(7,614,723)

As a result of the foregoing, our operating loss decreased by $7,614,723, or 56%, to $5,934,021 for the three months ended September 30, 2023, compared with $13,548,744 for the three months ended September 30, 2022. Operating loss decreased primarily as a result of the decreased operating expenses as discussed above.

Other Income (Expense), net

	Three Months Ended
	September 30,
	2023	2022	Increase
Other income (expense), net	$(1,358,440)	$(29,597)	$(1,328,843)

Other expense, net increased by $1,328,843, to $1,358,440 for the three months ended September 30, 2023, compared with the other expense, net of $29,597 for the three months ended September 30, 2022. During the three months ended September 30, 2023, we reported (i) an increase in interest expense of approximately $233,000, amortization of debt discount of approximately $427,000, and amortization of debt issuance costs of approximately $226,000 for the 2022 Convertible Exchange Notes and Additional Notes; (ii) an increase in impairment of deferred offering costs of approximately $116,000 related to the termination of the ATM Agreement; (iii) an increase in loss on foreign exchange of approximately $45,000 at Airobotics; and (iv) an increase in other expense of approximately $295,000 due to change in fair value of government grant liability.

Net Loss

	Three Months Ended
	September 30,
	2023	2022	Decrease
Net Loss	$(7,292,461)	$(13,578,341)	$(6,285,880)

As a result of the net effects of the foregoing, net loss decreased by $6,285,880, or 46%, to $7,292,461 for the three months ended September 30, 2023, compared with $13,578,341 for the three months ended September 30, 2022. Net loss per share of Common Stock, basic and diluted, was $(0.15) for the three months ended September 30, 2023, compared with $(0.32) for the three months ended September 30, 2022.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

	Nine Months Ended September 30,
			Increase
	2023	2022	(Decrease)
Revenue, net	$10,730,145	$1,646,905	$9,083,240
Cost of goods sold	6,076,595	806,571	5,270,024
Gross profit	4,653,550	840,334	3,813,216
Operating expenses:
General and administrative	13,347,278	18,727,626	(5,380,348)
Sales and marketing	4,205,217	2,210,021	1,995,196
Research and development	14,184,420	14,815,852	(631,432)
Total operating expenses	31,736,915	35,753,499	(4,016,584)
Operating loss	(27,083,365)	(34,913,165)	(7,829,800)
Other income (expense), net	(3,622,733)	(67,000)	3,555,733
Net loss	$(30,706,098)	$(34,980,165)	$(4,274,067)

Revenues

	Nine Months Ended September 30,
	2023	2022	Increase
Revenue, net
Ondas Networks	$5,079,652	$1,453,658	$3,625,994
Ondas Autonomous Systems	5,650,493	193,247	5,457,246
Total	$10,730,145	$1,646,905	$9,083,240

Our revenues increased by $9,083,240 to $10,730,145 for the nine months ended September 30, 2023, compared to $1,646,905 for the nine months ended September 30, 2022. Revenues during the nine months ended September 30, 2023, included $8,880,309 for products, $1,289,642 for maintenance, service, support, and subscriptions, and $560,194 for development agreements with Siemens. Revenues during the nine months ended September 30, 2022, included $673,184 for products, $318,247 for maintenance, service, support, and subscriptions and $655,474 for development agreements with Siemens. The increase in our revenues were primarily the result of increased product sales to Siemens, and acquiring Airobotics, which had $5,648,993 of revenue from January 24, 2023 through September 30, 2023.

Cost of goods sold

Our cost of goods sold increased by $5,270,024 to $6,076,595 for the nine months ended September 30, 2023, compared to $806,571 for the nine months ended September 30, 2022. The increase in cost of goods sold was primarily a result of acquiring Airobotics, which resulted in an increase of approximately $3,050,000, and an increase in Ondas Networks’ product revenue, which resulted in an increase in cost of goods sold of approximately $2,220,000.

Gross profit

Our gross profit increased by $3,813,216 for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, based on the changes in revenues and costs of goods sold as discussed above. Gross margin for the nine months ended September 30, 2023 and 2022 was 43% and 51%, respectively. The decrease in gross margin was primarily a result of the sale of lower margin products at Ondas Networks.

Operating Expenses

	Nine Months Ended September 30,
			Increase
	2023	2022	(Decrease)
Operating expenses:
General and administrative	$13,347,278	$18,727,626	$(5,380,348)
Sales and marketing	4,205,217	2,210,021	1,995,196
Research and development	14,184,420	14,815,852	(631,432)
Total	$31,736,915	$35,753,499	$(4,016,584)

Our principal operating costs include the following items as a percentage of total expense.

	Nine Months Ended September 30,
	2023	2022
Human resource costs, including benefits	37%	41%
Travel and entertainment	2%	3%
Other general and administration costs:
Professional fees and consulting expenses	11%	12%
Other expense	8%	10%
Depreciation and amortization	12%	8%
Other research and deployment costs, excluding human resources and travel and entertainment	27%	25%
Other sales and marketing costs, excluding human resources and travel and entertainment	3%	1%

Operating expenses decreased by $4,016,584, or 11%, as a result of the following items:

Nine Months Ended September 30, 2023
Human resource costs, including benefits	$(3,063,914)
Travel and entertainment	(337,653)
Other general and administration costs:
Professional fees and consulting costs	(609,642)
Other expense	(886,291)
Depreciation and amortization	900,042
Other research and development costs, excluding human resources and travel and entertainment	(590,630)
Other sales and marketing costs, excluding human resources and travel and entertainment	571,504
$(4,016,584)

The increase in operating expenses was primarily due to: (i) a decrease of approximately $3,064,000 in human resource costs, of which approximately $2,953,000 relates to the added headcount from the Airobotics acquisition, an increase of approximately $750,000 related to an increase in headcount at Ondas Networks, offset by a decrease of approximately $6,693,000 for a decrease in headcount and stock-based compensation at American Robotics and a decrease of approximately $74,000 at Ondas Holdings for a decrease in bonus compensation; (ii) a decrease in travel and entertainment of approximately $338,000 as a result of synergies achieved by integrating American Robotics and Airobotics; (iii) a decrease of approximately $610,000 in professional fees and consulting costs, of which approximately $367,000 relates to professional fees in connection with the acquisition of Airobotics and approximately $243,000 is a result of synergies achieved by integrating American Robotics and Airobotics; (iv) a decrease of approximately $886,000 in other expense, of which approximately $845,000 is a result of synergies achieved by integrating American Robotics and Airobotics, and approximately $167,000 relates to a reduction in Directors and Officers insurance at Ondas Holdings, offset by an increase of approximately $126,000 in rent expense at Ondas Networks; (v) an increase of approximately $900,000 in depreciation and amortization expense related to the acquisition of Airobotics and the assets of Iron Drone; (vi) an decrease of approximately $591,000 in other research and development costs, excluding human resources and travel and entertainment, of which $1,485,000 relates to synergies achieved by integrating American Robotics and Airobotics, offset by an increase of approximately $894,000 in research and development contractor costs at Ondas Networks as we continue to invest in our technology; and (vii) an increase of approximately $572,000 in other sales and marketing costs, excluding human resources and travel and entertainment, of which approximately $695,000 relates to the acquisition of Airobotics, net of synergies achieved by integrating American Robotics and Airobotics, offset by a decrease of approximately $123,000 at Ondas Networks.

Operating Loss

	Nine Months Ended
	September 30,
	2023	2022	Decrease
Operating loss	$(27,083,365)	$(34,913,165)	$(7,829,800)

As a result of the foregoing, our operating loss decreased by $7,829,800, or 22%, to $27,083,365 for the nine months ended September 30, 2023, compared with $34,913,165 for the nine months ended September 30, 2022. Operating loss decreased primarily as a result of increased gross profit and a decrease in operating expenses described above, for the nine months ended September 30, 2023.

Other Income (Expense), net

	Nine Months Ended
	September 30,
	2023	2022	Increase
Other income (expense), net	$(3,622,733)	$(67,000)	$3,555,733

Other expense, net increased by $3,555,733, to $3,622,733 for the nine months ended September 30, 2023, compared with the other expense, net of $67,000 for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we reported (i) an increase in interest expense of approximately $780,000, amortization of debt discount of approximately $1,609,000, and amortization debt issuance costs of approximately $829,000 for the 2022 Convertible Exchange Notes and Additional Notes; (ii) an increase in impairment of deferred offering costs of approximately $116,000 related to the termination of the ATM Agreement; (iii) an increase in loss on foreign exchange of approximately $84,000 at Airobotics; and (iv) an increase in other expense of approximately $213,000 due to change in fair value of government grant liability.

Net Loss

	Nine Months Ended
	September 30,
	2023	2022	Increase
Net Loss	$(30,706,098)	$(34,980,165)	$(4,274,067)

As a result of the net effects of the foregoing, net loss decreased by $4,274,067, or 12%, to $30,706,098 for the nine months ended September 30, 2023, compared with $34,980,165 for the nine months ended September 30, 2022. Net loss per share of Common Stock, basic and diluted, was $(0.62) for the nine months ended September 30, 2023, compared with $(0.83) for the nine months ended September 30, 2022.

Summary of (Uses) and Sources of Cash

	Nine Months Ended September 30,
	2023	2022
Net cash flows used in operating activities	$(28,108,744)	$(26,198,673)
Net cash flows provided by (used in) investing activities	644,936	(5,497,069)
Net cash flows provided by financing activities	18,700,603	6,164,176
Decrease in cash and cash equivalents	(8,763,205)	(25,531,566)
Cash, cash equivalents, and restricted cash, beginning of period	29,775,096	40,815,123
Cash, cash equivalents, and restricted cash, end of period	$21,011,891	$15,283,557

The principal use of cash in operating activities for the nine months ended September 30, 2023, was to fund the Company’s current expenses primarily related to operating activities necessary to allow us to service and support customers. The increase in cash flows used in operating activities of $1,910,071 was primarily due to changes in operating assets and liabilities resulting in a cash outflow of approximately $5,890,000, offset by a decrease in net loss of approximately $4,274,000, of which approximately $294,000 related to non-cash and credits, including depreciation, amortization of debt discount, amortization of intangibles assets and right of use asset, and stock-based compensation. For a summary of our outstanding operating leases, see Note 2 – Summary of Significant Accounting Policies in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

The increase in cash flows provided by investing activities of $6,142,005, relates to $1,049,454 cash acquired with Airobotics acquisition, combined with a decrease of approximately $661,000 in cash paid for asset acquisitions, a decrease of approximately $1,000,000 in cash paid for an investment in Dynam AI and a decrease of approximately $3,431,000 in cash paid for purchase of equipment and patent costs.

The cash flows provided by financing activities increased $12,536,427 primarily due to proceeds of approximately $9,310,000 from issuance of Additional Notes, proceeds of approximately $14,692,000 from sale of noncontrolling interest in Ondas Networks, offset by cash payments of approximately $4,355,000 on the 2022 Convertible Exchange Notes, and cash payments of $1,147,000 for Airobotics related debt. For a summary of our outstanding Long-Term Notes Payable, see Note 9 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements. The cash flows provided by financing activities for the nine months ended September 30, 2022 includes proceeds from the sale of shares under the ATM Offering, amounting to approximately $6,099,000.

Liquidity and Capital Resources

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. On September 30, 2023, we had an accumulated deficit of approximately $184,221,000. On September 30, 2023, we had net long-term borrowings outstanding of approximately $6,576,000, net of debt discount and issuance costs of approximately $529,000, and short-term borrowings outstanding of approximately $26,537,000, net of debt discount and issuance costs of approximately $2,533,000. On September 30, 2023, we had total cash and restricted cash of approximately $21,012,000 and a working capital deficit of approximately $5,283,000.

In July and August 2023, the Company raised $15,000,000 in gross proceeds from the sale of redeemable preferred stock in Ondas Networks and warrants to purchase shares of Common Stock (as defined below) in Ondas Holdings and approximately $9,310,000 in net proceeds from the sale of convertible debt. These amounts are included in the total cash and restricted cash of approximately $21,012,000 as of September 30, 2023.

We expect to fund our operations for the next twelve months from the filing date of this Quarterly Report on Form 10-Q from gross profits generated from revenue growth, potential prepayments from customers for purchase orders, potential proceeds from warrants issued and outstanding, and additional funds that we may seek through equity or debt offerings and/or borrowings under additional notes payable, lines of credit or other sources. There is substantial doubt that the funding plans will be successful and therefore the conditions discussed above have not been alleviated.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we had no off-balance sheet arrangements.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are neither historical facts nor assurances of future performance. These forward-looking statements are based on our current, reasonable expectations and assumptions, which expectations and assumptions are subject to risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in 2022 Form 10-K, which was filed with the SEC on March 14, 2023, and the risks discussed under the caption “Risk Factors” included in this Quarterly Report on Form 10-Q. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2023. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

Except for the controls added as a result of acquiring and integrating Airobotics, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, except as set forth below.

The price of our common stock does not meet the requirements for continued listing on The Nasdaq Stock Market LLC (“Nasdaq”). If we fail to regain compliance with the minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

On October 3, 2023, we received a letter (the “Nasdaq Staff Deficiency Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty (30) consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until April 1, 2024, to regain compliance. The Nasdaq Staff Deficiency Letter states that the Nasdaq staff will provide written notification that we have achieved compliance with Rule 5550(a)(2) if at any time before April 1, 2024 (the “Compliance Period”), the bid price of our common stock closes at $1.00 per share or more for a minimum of ten (10) consecutive business days. The Nasdaq Staff Deficiency Letter has no immediate effect on the listing or trading of our common stock. However, if we do not regain compliance with Rule 5550(a)(2) within the Compliance Period, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, for example, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq would notify us that our securities would be subject to delisting. In the event of such a notification, we may appeal the Nasdaq staff’s determination to delist our securities. There can be no assurance that we will be eligible for the additional 180 calendar day compliance period, if applicable, or that the Nasdaq staff would grant our request for continued listing subsequent to any delisting notification. Delisting of our common stock from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock.

We may experience disruptions to our business operations as a result of war and hostilities in Israel.

On October 7, 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Following the attacks, the Security Cabinet of the State of Israel declared a state of war in Israel. Since Airobotics is located in Israel, the war has impacted the availability of our workforce in Israel, as approximately 17% of our workforce in Israel, have been called to active duty. To date, we have not had material disruptions to our ability to produce, manage and deliver products and services to customers as our U.S. teams have supported our ongoing operations in Israel and the Middle East; however, a prolonged war or an escalation of the current conditions in Israel could materially adversely affect our business, financial condition, and results of operations. Due to the recency of these events, and their ongoing and evolving nature, the extent of the adverse effect on our business operations is still unknown.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Name of Document
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2023).
10.1	Preferred Stock Purchase Agreement, dated July 9, 2023, between Ondas Networks Inc. and the Initial Purchaser (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on July 10, 2023).
10.2	Amendment to Preferred Stock Purchase Agreement, dated July 21, 2023, between Ondas Networks Inc. and Initial Purchaser (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on July 24, 2023).
10.3	Registration Rights Agreement, dated August 11, 2023, between the Company and Initial Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2023).
10.4+	Release Agreement, dated September 21, 2023, by and between Ondas Holdings Inc. and Derek Reisfield (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2023).
10.5+	Employment Agreement, between Airobotics and Yishay Curelaru, dated November 28, 2017.
10.6+	Amendment to Employment Agreement, between Airobotics and Yishay Curelaru, dated February 15, 2023.
10.7+	Amendment to Employment Agreement, dated September 27, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2023).
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated November 14, 2023*
31.2	Certification of Interim Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated November 14, 2023*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated November 14, 2023**
32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated November 14, 2023**
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 2023

ONDAS HOLDINGS INC.

By:	/s/ Eric A. Brock
Eric A. Brock
Chairman, President, Chief Executive Officer, and Interim Chief Financial Officer
(Principal Executive Officer Principal Financial Officer Principal Accounting Officer)