Form 10-K
period 2023-12-31
Ondas Holdings Inc.
filed 2024-04-01
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission File Number: 001-39761

ONDAS HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Nevada	47-2615102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

53 Brigham Street, Unit 4, Marlborough, MA 01752

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number (888) 350-9994

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	ONDS	The Nasdaq Stock Market LLC

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $43,167,707. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares outstanding of the issuer’s common stock as of March 27, 2024 was 65.6 million.

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

Risk Factor Summary

Our business is subject to a number of risks and uncertainties, including those highlighted in the section titled “Item 1A. Risk Factors” in this Annual Report on Form 10-K. Some of these principal risks include the following:

Risks Related to Our Business and Industry

●	We have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability.

●	The Company operates in evolving markets, which makes it difficult to evaluate the Company’s business and future prospects.

●	Failure to manage our planned growth could place a significant strain on our resources.

●	If we fail to retain our existing customers or do not acquire new customers in a cost-effective manner, our revenue may decrease and our business, financial condition or results of operations may be harmed.

●	Our contractors may fail to satisfy their obligations to us or other parties, or we may be unable to maintain these relationships, either of which may have a material adverse effect on our business, financial condition and results of operations.

●	Material delays or defaults in customer payments could leave us unable to cover expenditures related to such customer’s projects, including the payment of our subcontractors.

●	Warranty claims resulting from our services could have a material adverse effect on our business, financial condition or results of operations.

●	Our marketing efforts depend significantly on our ability to receive positive references from our existing customers.

●	Our technology, products and services have only been developed in the last several years and we have had only limited opportunities to deploy and assess their performance in the field at full scale.

●	We expect to incur substantial research and development costs and devote significant resources to identifying and commercializing new products and services, which could significantly reduce our profitability and may never result in revenue to us.

●	If our products do not interoperate with our customers’ other systems, the purchase or deployment of our products and services may be delayed or cancelled.

●	Cyberattacks through security vulnerabilities could lead to disruption of business, reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position.

●	If the Company is required to write down goodwill and other intangible assets, the Company’s financial condition and results could be negatively affected.

●	War, terrorism, and other acts of violence may affect the markets in which we operate, our clients and our product and service delivery.

●	We may not be able to secure adequate insurance policies, or secure insurance policies at reasonable prices.

●	Litigation may adversely affect our business, financial condition, and results of operations.

●	Our products have inherent safety risks, as they often operate in hazardous industrial environments and are relied on by our customers to operate in a safe manner. If the reliability of our products fails to meet expected levels during commercial operation, this could result property damage, injury, death, financial harm to the business, and/or brand harm to the business.

Risks Related to Regulatory Requirements

●	We and our customers operate in a highly regulated business environment and changes in regulation could impose costs on us or make our products less economical.

●	Failure to obtain necessary regulatory approvals from the Federal Aviation Administration (“FAA”) or other governmental agencies, or limitations put on the use of small UAS in response to public privacy and other concerns, may prevent us from expanding the sales of our drone solutions to industrial and government customers in the United States.

●	Substantially all our current products depend on the availability and are subject to the use of licensed radio frequencies regulated by the Federal Communications Committee (“FCC”) in the United States.

●	As a manufacturer of commercial UAS, we are subject to various government regulations, restrictions and requirements, and may be subject to additional regulations in the future, violation of which could subject us to sanctions or otherwise harm, restrict or add costs to our business.

Risks Related to our Intellectual Property

●	Our ability to protect our intellectual property and proprietary technology is uncertain.

●	Our business may suffer if it is alleged or found that our products infringe the intellectual property rights of others.

●	Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

Risks Related to our Financial Results

●	We will need to generate significant sales to achieve profitable operations.

●	Our future profitability may be dependent upon achieving cost reductions and projected economies of scale from increasing manufacturing quantities of our products. Failing to achieve such reductions in manufacturing costs and projected economies of scale could materially adversely affect our business.

●	If our internal controls over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

●	Following the completion of the acquisition of Airobotics, our exposure to fluctuations in foreign currency exchange rates has increased.

Risks Related to our Common Stock

●	Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

●	We may issue more shares to raise additional capital, which may result in substantial dilution.

Risks Related to the Notes

●	We may not have the ability to pay interest on the certain (i) 3% Senior Convertible Notes Due 2024 (the “2022 Convertible Exchange Notes”) and (ii) 3% Series B-2 Senior Convertible Notes (the “2023 Additional Notes,” together with the 2022 Convertible Exchange Notes, the “Notes”) or to redeem the Notes.

●	Provisions in the Notes may deter or prevent a business combination that may be favorable to you.

●	Future sales of a significant number of our shares of Common Stock in the public markets, or the perception that such sales could occur, could depress the market price of our shares of Common Stock or cause it to be highly volatile.

●	Our financing arrangements contain, and we expect that other future loan agreements and financing arrangements will contain, customary covenants that may limit our liquidity and corporate activities, which could limit our operational flexibility and have an adverse effect on our financial condition and results of operations.

●	Provisions in the Notes may deter or prevent a business combination that may be favorable to you.

●	Future sales of a significant number of our shares of Common Stock in the public markets, or the perception that such sales could occur, could depress the market price of our shares of Common Stock or cause it to be highly volatile.

●	Our financing arrangements contain, and we expect that other future loan agreements and financing arrangements will contain, customary covenants that may limit our liquidity and corporate activities, which could limit our operational flexibility and have an adverse effect on our financial condition and results of operations.

Item 1. Business.

This business description should be read in conjunction with our audited Consolidated Financial Statements and accompanying notes thereto appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”), which are incorporated herein by this reference.

The use of the words “we,” “our,” the “Company” and “Ondas Holdings” in this Form 10-K refer to Ondas Holdings Inc. and its subsidiaries.

Corporate Overview

Ondas Holdings Inc. is a leading provider of private wireless, drone, and automated data solutions through its subsidiaries Ondas Networks Inc. (“Ondas Networks”), Ondas Autonomous Holdings Inc. (“OAH”), Airobotics, Ltd (“Airobotics”), and American Robotics, Inc. (“American Robotics” or “AR”). Airobotics is an Israeli-based developer of autonomous drone systems. American Robotics is a leading developer of highly automated commercial drone systems. Airobotics and American Robotics operate together under OAH as a separate business unit called Ondas Autonomous Systems. Ondas Networks and Ondas Autonomous Systems together provide users in rail, energy, mining, public safety and critical infrastructure and government markets with improved connectivity, data collection capabilities, and data collection and information processing capabilities. We operate Ondas Networks and Ondas Autonomous Systems as separate business segments, and the following is a discussion of each segment. See Note 1, Note 2, and Note 12 of the accompanying Consolidated Financial Statements for further information regarding our segments.

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

We design, develop, manufacture, sell and support FullMAX, our patented, Software Defined Radio (“SDR”) platform for secure, licensed, private, wide-area broadband networks. Our customers install FullMAX systems in order to upgrade and expand their legacy wide-area network infrastructure. We have targeted the North American freight rail operators for the initial adoption of our FullMAX platform. These rail operators currently operate legacy communications systems utilizing serial-based narrowband wireless technologies for voice and data communications. These legacy wireless networks have limited data capacity and are unable to support the adoption of new, intelligent train control and management systems. Our MC-IoT intellectual property has been adopted by the Institute of Electrical and Electronics Engineers (“IEEE”), the leading worldwide standards body in data networking protocols, and forms the core of the IEEE 802.16 standard. Because standards-based communications solutions are preferred by our mission-critical customers and ecosystem partners, we continue to take a leadership position in IEEE as it relates to wireless networking for industrial markets. The freight rail operators through the Association of American Railroads (“AAR”) and its advisory subsidiary MxV Rail have adopted the IEEE 802.16 standard for future private wireless networks.

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

Ondas Autonomous Systems

Our Ondas Autonomous Systems business unit develops and integrates drone-based solutions focusing on high-performance critical applications for government and Tier-1 commercial enterprises. Ondas is marketing comprehensive drone-based solutions to address the needs of governmental and commercial customers based on its commercially available platforms: the Optimus System™, a fully autonomous drone platform capable of continuous and multipurpose aerial data capturing and analytics, and the Iron Drone Raider™ , a fully autonomous interceptor drone designed to neutralize small hostile drones.

Our unique, fully autonomous platforms enable cutting-edge aerial capabilities and are designed to serve and protect critical infrastructure and operations. Our business focuses on end-user entities in Public Safety, Defense, Homeland Security, Smart City, Port Authorities, State Departments, and other governmental entities together with commercial customers of industrial sensitive facilities such as Oil & Gas, Seaports, Mining, and Heavy Construction. For these industries, Ondas Autonomous Systems provides specialized real-time aerial data capturing and aerial protection solutions in the most complex environments such as urban areas, sensitive and critical facilities and field area operations, and high-priority projects. In addition, we offer a wide suite of supplementary, enabling services for successful implementation such as AI data analytics, data automation, IT implementation, safety planning, certification, training, and maintenance, handling all the complex aspects of such high-performance drone operations.

Our portfolio companies, American Robotics and Airobotics, form a unique, powerful, and synergistic combination covering all the aspects required for successful Aerospace business together with data technologies and services for digital transformation industries. Our companies are specialized in addressing all the challenges arising along these types of product lifecycles including research and development, manufacturing, certification, and ongoing support.

Ondas Autonomous Systems and its portfolio companies have already gained a track record of industry-leading regulatory successes including the securing of the first-of-its-kind Type Certification (TC) from the FAA for the Optimus 1-EX UAV on September 25, 2023, becoming the first autonomous security data capture UAV to achieve this distinction. TC, recognized as the highest echelon of Airworthiness Certification, streamline operational approvals for broad flight operations over people and infrastructure. The certification verifies the compliance of the system’s design with the required FAA airworthiness and noise standards, ensuring safe operation within the US National Airspace System (NAS) thereby significantly broadening the range of operational scenarios and scaling up of operations for automated UAS. Achieving FAA Type Certification will enable drone operations beyond-visual-line-of-sight (BVLOS) without a human operator on-site. With a strong footprint in the US market and worldwide, we believe that Ondas Autonomous Systems is well-positioned with proven technology, a unique offering, and strong capabilities to strategically transform critical operations with our cutting-edge drone tech and capabilities.

Partnership with Siemens and Market Advancements

Ondas Networks and Siemens Mobility (“Siemens”) have a strategic partnership to both market our FullMAX-based networking technology and services and to jointly develop wireless communications products for the North American Rail Industry based on Siemens’ Advanced Train Control System (“ATCS”) protocol and our FullMAX MC-IoT platform.

We believe Siemens has both the sales and marketing reach and support to drive our technology to wide scale acceptance across the global rail market beginning with the North American Class I Railroad market. We have a jointly-developed product with Siemens – the dual-mode ATCS/MC-IoT radio systems, and Siemens is marketing and selling our proprietary systems under the brand name Airlink to our railroad customers. The dual-mode ATCS radio systems support Siemens’ extensive installed base of ATCS radios as well as offer Siemens’ customers the ability to support a host of new advanced rail applications utilizing our MC-IoT wireless system. These new applications, including Advanced Grade Crossing Activation and Monitoring, Wayside Inspection, Railcar Monitoring and next generation signaling and train control systems, are designed to increase railroad productivity, reduce costs and improve safety. In addition, Siemens markets and sells Ondas Networks’ standalone MC-IoT 802.16 products under the Siemens Airlink brand.

Ondas and Siemens developed a new locomotive radio to support European Railroads. We secured an initial volume order from Siemens for the Class I Rail 900 MHz Network consisting of both ATCS compatible products along with Ondas’ catalog products. We received government authorization to sell ATCS radios in Canada and Siemens and launched our joint effort for the European market at Innotrans in Berlin. Siemens and Ondas demonstrated our over the air compatibility to systems used by passenger rails in the Northeast Corridor of the US. In addition, we have developed a new radio for the Head of Train (HOT) Market in North America and a similar product for the Indian rail market. Siemens has received initial orders for the HOT product from a customer in India.

In March 2023 the AAR formally announced that IEEE 802.16 standard would be the wireless platform for the greenfield 900 MHz network. In April 2023, the American Railway Engineering and Maintenance-of-Way Association (AREMA) voted to require the use of 802.16 in the 900 MHz greenfield band; The AAR also confirmed they have agreed with the Federal Communications Committee to retire the legacy 900 MHz band by September 2025 and that the wireless network in the new 900 MHz band would be substantially built by April 2026. In May and June 2023, we responded to RFPs to passenger rail customers in the Northeast Corridor. In February 2024, Ondas received an order from Siemens to develop and supply the next generation ACSES PTC data radio in the 220 MHz frequency band to be designed specifically for the Northeast Corridor which includes integration of Ondas’ IEEE 802.16 capability.

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

Our Strategy

Our goal is to be a global leader in providing turnkey data solutions for industrial, public safety and government markets by offering i) secure wireless connectivity solutions enabling high-bandwidth, mission-critical Industrial Internet applications and services through Ondas Networks and ii) aerial security and data collection and analysis via automated drone platforms through Ondas Autonomous Systems.

The key elements of our growth strategy include the following:

●	Deliver multiple North American Class I Railroad network opportunities through our FullMAX platform. Our marketing and business development efforts combined with our exclusive strategic partnership with Siemens has generated the potential for significant sales in our targeted end markets. We expect large-scale commercial adoption of our network technology by the North American Class 1 Railroad operators in the newly awarded 900 MHz frequency band. Ondas and Siemens together are working with our railroad customers on commercial deployment strategies which we expect will significantly increase purchase orders for equipment and services in the North American Class I Rail markets with expansion plans into passenger and transit markets. In addition, together with Siemens and the Rail industry, we are positioning our FullMAX platform as an upgrade for both the 450 MHz HOT network and the legacy 160 MHz voice-centric networks owned and operated by the North American Class 1 Railroad operators.

●	Expand fleet deployments of our Optimus System™ in the US by marketing solutions to the government and commercial markets, focusing on critical infrastructure and public safety applications first, to overcome the drone industry’s regulatory and operational barriers and extend our first-mover advantage. We have developed a strong customer pipeline with planned commercial deployments of our Optimus System™ for government and commercial markets for public safety, smart city, and inspection and monitoring of critical assets, industrial facilities, and construction projects. We plan to leverage our unique industry positioning, owning the first drone system approved by the FAA for automated remote operation BVLOS without a human operator or visual observer on-site, and other qualitative advantages of our organization and talent. We will focus on supporting fleet deployments with existing customers while expanding our pipeline of new customer relationships that can be converted to fleet deployments.

●	Expand fleet deployments of our Optimus System™ worldwide by leveraging new distribution partners - new international markets with partners we have announced worldwide. In addition, we plan to secure additional customers and distribution partners for our Optimus System™ and Iron Drone Raider™, while supporting and expanding our fleet deployments in the UAE with existing customers, expanding our new customer pipeline, and pursuing new joint ventures.

●	Expand our offering to the defense sector in the US and worldwide marketing based on our Iron Drone Raider™ platform and Optimus System™. We plan to secure a Green UAS List designation from a program administered by the Association for Uncrewed Vehicle Systems (“AUVSI”) in order to certify the Optimus System™ as compliant with the highest levels of cybersecurity and supply chain requirements as outlined in the National Defense Authorization Act (NDAA). We believe inclusion on the Green List will further demonstrate the maturity and quality of our system and help accelerate acceptance from U.S. governmental entities for use in defense, homeland security, public safety, and municipal markets requiring the highest levels of security and reliability. Upon successful completion of the program, we believe our Optimus drone will be the only Green UAS certified drone that has also received an FAA Type Certificate. We believe the Green List provides an opportunity to transition from the Green UAS cleared list to the Blue UAS cleared list and be eligible for purchase by the U.S. Department of Defense. We plan to finalize the Green List certification by the end of April 2024.

●	Expand our industrial wireless and autonomous drone solutions via additional partnerships, joint ventures, or acquisitions. In addition to internal investment and development, we will continue to actively pursue external opportunities to enhance our product offerings and solutions for our critical infrastructure customers via joint ventures, partnerships, and acquisitions. We intend to focus on companies with complementary technologies or product offerings or synergistic distribution strategies.

Our Business Model

Ondas Networks

We sell our FullMAX MC-IoT wireless products and services globally through a direct sales force and value-added sales partners to industrial and critical infrastructure providers including major rail operators, with growth opportunities in other markets such as commercial and industrial drone operators, electric and gas utilities, water and wastewater utilities, oil and gas producers and pipeline operators, and for other critical infrastructure applications in areas such as public safety, homeland security and defense, and transportation. We continue to develop our value-added reseller relationships which today include a strategic partnership with Siemens for the development of new types of wireless connectivity for the North American Rail market as well as selected global markets in both Europe and Asia. We believe our Siemens’ partnership is indicative of the potential for additional Tier 1 partnerships in our other vertical markets including securing reseller relationships with major suppliers to the worldwide government and homeland security markets.

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

Software and hardware maintenance agreements: Our customers contract with us for extended software and hardware maintenance which provide them with critical ongoing support for their installed network. These contracts provide revenue to us in the year following an initial installation. Software maintenance licenses entitle the customer to ongoing software and security upgrades as well as enabling the provision of additional system features. Similarly, hardware maintenance programs provide customers with extended equipment warranty terms for an installed network.

These arrangements allow our customers to continue to maintain a modern, flexible and upgradeable network over a long period of time. These agreements may extend for multiple years given the long average life of the installed and growing network.

Licensing / Royalties: In certain system deployments, our ecosystem partners may choose to embed FullMAX software into their own hardware and software platforms providing us with an ongoing per device multi-year revenue stream. Licensing is an effective way for an ecosystem partner to jumpstart customer activity. Alternatively, a partner may choose to develop software based on our intellectual property generating royalty revenue.

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

Ondas Autonomous Systems

Ondas Autonomous Systems markets aerial solutions based on its Optimus System™ and Iron Drone Raider™ platforms via direct sales to enterprises and government customers. Additionally, Ondas Autonomous Systems utilizes channel marketing strategies, building a network of partners and agents to distribute our solutions. We focus on identifying and qualifying large, sophisticated customers with active drone programs who have the ability and intent to expand those programs and eventually deploy fleets of automated drones across their portfolio of assets. Our unique value proposition is based on our core strategic capability to provide holistic solutions, being a trusted one-stop-shop for major entities, and de-risking innovative complex drone implementation processes.

After initial customer qualification, contracting and the receipt of a purchase order, we ship and install our platforms and solutions on the customer premises. Via American Robotics and Airobotics staff, we are planning our customers deployments providing complete support for all stages of implementation. Our field service personnel remain on location for a short period of time to ensure the programmed automated drone operations are meeting customer and regulatory requirements and implemented successfully on-prem, on-time and on-budget.

We offer our solutions in several business models designated to allow the required flexibility and benefits for our customers and creating recurring revenues and organic growth within our accounts:

●	Drone Infrastructure and Data-as-a-Service (DaaS) – This model is the typical agreement we have with our customers. Our Optimus System™ based solutions can be provided under a DaaS agreement where we bundle hardware, software, operations, and maintenance into one annual subscription fee. We install the Optimus Systems as a fixed aerial infrastructure on premises or areas serving one or multiple customers on a flexible consumption business model allowing end users to procure aerial and data services over the drone network in the area. This model is applicable in two major scenarios:

o	Owner/Operator Model – For example, an agreement with a construction site owner/operator as the central user of the services with additional aerial data services to subcontractors and tenants of the construction site. The site owner/operator will use the drone infrastructure for progress remote monitoring and planed-vs-built applications, and in addition will allow more services to the site’s tenants and sub-contractors such as monitoring and inspection and data collection use cases. In many instances, multiple customers will subscribe for each unique service.

o	Joint-Venture Model - For example, when entering an urban industrial area and deploying the drone infrastructure in partnership with an established local governmental or commercial entity and providing data service to the entity and to third party customers in the region creating recurring revenue by increasing the amount and type of service provided over to drone network.

●	Direct Sales & Service - Our Optimus System™ and Iron Drone Raider™ platforms can be purchased and be owned and operated by our end users or resellers via partnerships or joint ventures with third party drone services providers. These types of agreements typically include arrangements for ongoing services including training and maintenance. System purchases can be preferred by certain public safety and homeland security customers directly or via distribution through value-added resellers and partners.

Our Products and Services

Ondas Networks

Ondas Networks has developed a next-generation radio platform specifically to meet the evolving data needs of large industrial and government customers and markets. These markets are differentiated from consumer markets in that the customers assets are dispersed over very wide and remote geographies with specific challenges to installation, maintenance, and upgrades. These challenges led us to design a new type of software-based radio platform capable of supporting a long useful life to the network hardware. Instead of using low cost, off the shelf, dedicated communications chipsets (“ASICs”), we selected powerful programmable embedded general-purpose processors, DSPs, and FPGAs, all of which are software upgradable. Our software defined radio (“SDR”) architecture allows us to customize almost any aspect of the air interface protocol, the key components of which are patented and have been incorporated into new IEEE wireless standards. The ability to constantly improve customer networks and hosted software applications with flexible, over-the-air software upgrade helps create customer loyalty and creates high switching costs.

Our FullMAX SDR platform is designed to enable highly secure and reliable industrial-grade connectivity for truly mission-critical applications. An end-to-end FullMAX network consists of connected wireless base stations, fixed and mobile edge radios and supporting technology all enabled by critical software developed and owned by Ondas Networks. The Fog-computing capability integrated in our end-to-end FullMAX SDR platform, primarily through docker container technology, is valued by our customers and ecosystem partners as they seek to leverage the value of MC-IoT applications for improved safety, efficiency, and profitability. Our IEEE 802.16s compliant equipment is designed to optimize the performance of unused or underutilized VHF / UHF low frequencies licensed radio spectrum and narrower channels. We do this through various patented software algorithms including via “spectrum harvesting” techniques which aggregate narrowband channels to create increased broadband network capacity. Our channel aggregation algorithms include the ability to aggregate hard to utilize, non-contiguous narrowband channels and are a hallmark feature of a FullMAX broadband system.

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

We are dedicated to promoting standards-based wireless connectivity solutions for our customers. Our FullMAX platform is compliant with the mission critical wireless Industrial Internet IEEE 802.16. Since 2017, the specifications in the IEEE 802.16 standard are primarily based on our FullMAX technology, and many of our customers and industrial partners actively support our technology during the IEEE standards-making process. In January 2020, a new working group was launched by the IEEE to establish IEEE 802.16t, a further evolution of this wireless standard. The IEEE 802.16t working group includes industry-leading trade organizations such as the Association of American Railroads (“AAR”), MxV Rail (“MxV Rail”), the Utilities Technology Council (UTC) and the Electric Power Research Institute (EPRI), as well as representation from world-leading transportation and oil and gas companies. IEEE 802.16t has now received approval to be incorporated into the standard, which is expected to be published in 2024. This new version of the standard has incorporated many new critical functionalities including support for software control/coordinate base stations and direct peer to peer (DPP) connections. We expect our technology to remain a prominent feature of this evolving standard.

Ondas Autonomous Systems

We provide our customers with turnkey data and security aerial solutions designed to meet their unique requirements in complex environments. Our solutions combine our platforms the Optimus System™ and Iron Drone Raider™ together with a wide suite of supplementary services to insure successful deployment and integration of the solution on-prem.

The Optimus System™

The Optimus System™ is a fully autonomous drone platform capable of continuous and multipurpose drone operations for various applications. As one of the world’s first “drone-in-a-box” type drone, the Optimus System™, is marketed as an “Aerial Drone Infrastructure”. The Optimus System™ is deployed for aerial data collection and analysis for security, surveillance, and supervision in governmental and commercial end markets. The Optimus System™ provides a cutting-edge solution to various use cases of public safety, security, industrial Smart City and other critical operations. The platform enables routine high-resolution on-demand aerial response, together with automated aerial mapping, surveying, and inspection capabilities, which are highly valued in the relevant digital transformation and Gov-Tech markets such as Public Services, Oil & Gas, Infrastructure, heavy construction, Rail and Ports and more.

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

We design, develop and manufacture the Optimus System™, an autonomous drone platform, providing high-fidelity, ultra-high-resolution aerial security and data collection and analysis to enterprise and government customers. We currently prioritize the marketing of our Optimus System™ which provides customers with turnkey aerial security and data collection services and the ability to continuously digitize, analyze, and monitor their assets and field operations in real-time or near real-time.

The Optimus System™ has been designed from the ground up as an end-to-end product capable of continuous unattended operations in the real world. Powered by innovations in robotics automation, machine vision, edge computing, and AI. Once installed in the field at customer locations, a fleet of connected Optimus Systems™, which are often deployed as networked drone infrastructure, remains indefinitely positioned in an area of operation, automatically collecting, and seamlessly delivering security, data and information regularly and reliably.

The Iron Drone Raider™ System

In March 2023, Airobotics acquired the assets of Iron Drone Ltd, an Israeli counter-drone company, and fully integrated its team and technology into the Company.

We offer The Iron Drone Raider™ system, which is a state-of-the-art counter-drone solution designed to counter small drones as they are a growing threat in many defense, homeland security, and public safety aspects. As a cutting-edge technology, it is specifically marketed to military, government, and enterprise customers, offering robust defense and security for critical infrastructure, valuable assets, and human lives.

The Iron Drone Raider™ is comprised of a docking station and intercepting drones and can be integrated into any mobile drone detection system. The heart of the Raider™ lies in its level of autonomy, allowing it to fly without GPS, day, or night, and safely neutralize small suspicious drones with minimal collateral damage, lowering them to the ground with a designated parachute. The system uses AI technologies and onboard cameras and computers to enable it to detect and intercept unauthorized or hostile drones effectively, capable of addressing multiple hostile drone targets simultaneously. It can seamlessly integrate with various existing drone detection systems, making it adaptable and versatile for different operational contexts.

During 2023 we upgraded the Iron Drone Raider™ system to address the needs of the Israel defense industries market and end users to support the efforts of protecting military and civil operations against the threat of small kamikaze and surveillance hostile drones.

Ondas Autonomous Systems Services

Ondas Autonomous Systems provides specialized real-time aerial data capturing and analytics together with aerial protection services based on its systems. In addition, we offer a wide suite of supplementary enabling services for successful implementation and customization such as AI data analytics, data automation, IT implementation, safety planning, certification, training, and maintenance, handling all the complex aspects of such high-performance drone operations. This unique combination makes our enterprise a one-stop-shop of visionary drone installations.

Certification and Aviation Regulatory Services. American Robotics and Airobotics have industry leading regulatory successes which include having the first drone system approved by the FAA for automated operation BVLOS without a human operator or visual observer on-site. American Robotics’ FAA approvals were enabled by integrating a suite of proprietary technologies, including Detect-and-Avoid (“DAA”) and other proprietary intelligent safety systems into its autonomous drone platform, which we plan to integrate into the Optimus System™. Our regulatory team has been working closely with Civil Aviation Authorities worldwide since 2016 to explore new and innovative approaches for approving complex automated BVLOS flights over people. Our regulatory strategy has consistently proven successful, leading to numerous pioneering regulatory accomplishments worldwide, cementing our position as a leader in the global drone industry. Our team of experts actively participates in rule-making advisory committees, drone associations, and maintains direct communication with regulators in each country we operate in. We are committed to staying ahead of the curve in terms of drone regulations and compliance. Working with us allows customers to certify and coordinate complicated drone operations with regulators worldwide.

Training, Maintenance and Remote Operations. American Robotics and Airobotics have gained substantial experience in drone operations worldwide. This includes training, maintenance and remote operations services. Our operational teams are highly qualified in all of the drone operation roles, including drone piloting, training, and maintenance. As an aerospace developer, manufacturer, and operator our operational capabilities enable our customers to overcome many operational challenges and reach operational readiness fast.

Implementation and customization. American Robotics and Airobotics have gained substantial experience in implementation and customization of our solutions to our customers. We offer support and engineering services to our customers in order to successfully integrate our aerial platforms with the highest levels of both automation and data security, quickly and efficiently.

The Market for Our Products and Services

Ondas Networks

We have targeted the North American freight rail operators for the initial adoption of our FullMAX platform. These rail operators currently operate legacy communications systems utilizing serial-based narrowband wireless technologies for voice and data communications. These legacy wireless networks have limited data capacity and are unable to support the adoption of new, intelligent train control and management systems. In addition to data capacity challenges, rail operators need to reliably cover the vast and often remotely located rail track and related infrastructure which extends nationwide. The rail operators require a next-generation, robust broadband system with significantly increased data throughput capacity and flexibility to adopt new applications. We believe a transition to integrated Fog-computing wireless communications systems will enable the rail operators to drive more intelligence to the edge of their operating environments enabling real time automation and better operator control of many critical operating systems related to train control, crossing safety, train and track integrity and drone operations. This upgrade cycle is being driven by a recent key event in which the Class 1 rail systems in the U.S are required, by 2025, to vacate a series of legacy narrowband channels given to them by the FCC. The completion of this multiyear negotiation between the FCC and other licensed users is projected to generate a major network upgrade cycle for the rail industry which will support enhanced safety and improved efficiency and profitability of train operations.

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

Ondas Autonomous Systems

The total addressable market (“TAM”) of Ondas Autonomous Systems is measured at over $100 billion in size according to management estimates and independent third-party research. The TAM comprises the potential value of Ondas’ Optimus System in the global civil and military UAV market and in the drone services market and the addressable market of the Iron-Drone Raider system in the Counter-Unmanned Aircraft Systems (C-UAS) markets.

Ondas competes in the large drone markets which was valued by a study by Spherical Insights at $28.5 billion in 2021 and forecasted to grow further at a compound annual growth rate of 27% reaching $260 billion by 2030. In addition, Ondas provides drone services including drone data and data analytics based on multiple various sensors, in addition to maintenance, repair and operational service. According to Fortune Business Insights, drone market services is valued at $13.9 billion in 2022 and projected to grow to $189.4 billion by 2030. In the US, the FAA anticipates that the growth rate in the commercial drone sector will remain high over the next few years. This is primarily driven by the regulatory clarity that Part 107 rules continues to provide to industry. This is further supported by the Operations Over People final rule, published on December 28, 2020, which is the latest incremental step towards further integration of small drones into the national airspace. Ondas has secured a key position within this market, holding the first FAA Airworthiness Type Certificate, allowing it to apply to fly its drones in complex populated environments.

In addition to the Optimus System and its related drone services, Ondas also competes in the C-UAS market providing the Iron-Drone Raider system for counter drone kinetic interception. The growing C-UAS technology market has been valued in a recent study published by Grand View Research in 2023, at $1.4 billion in 2022, and $1.9 billion in 2023, and forecasted growth at a compound annual growth rate of 28.1% from 2023 to 2030 with a revenue forecast for 2030 of $10.6 billion. We believe these studies underestimate the potential market size, because they don’t fully consider the potential effect of security vulnerabilities on the value of the activities the C-UAS equipment protects and enables, in sensitive locations such as major sporting events, and the protection of industrial assets such as in the energy and utility sectors. Notably, although the North American C-UAS marketplace is the largest by revenue, twelve other regions of the world are also active in C-UAS. High-profile events in other countries involving UAS such as the war in Ukraine, the Israel-Hamas conflict, or the December 2018 Gatwick Airport incident when reported UA sightings essentially closed that major airport – have drawn attention to the need for C-UAS technology internationally.

Customer Activity

Ondas Networks

The majority of Ondas Networks customer activity has been with the Class 1 freight railroad operators and Siemens in North America. There are seven Class I railroads in North America, all of which run multiple, frequency-specific networks for different applications. Our FullMAX platform has the flexibility to operate in all these frequency bands and will allow these customers the opportunity to better utilize their radio spectrum and add more high-value, data-intensive applications to their operations. Ondas Networks has completed multiple, testing and pilot programs with railroads including Norfolk Southern Corporation, BNSF Railway Company and CSX Corporation, three North American Class I freight railroad operators. This activity has spanned from the system validation work performed on behalf of the Association of American Railroads’ (AAR) Wireless Communications Committee (WCC) as well as the current programs managed by Ondas and Siemens to formally integrate Ondas wireless technology in operational 900 MHz networks. Our initial focus with these rail customers has been for train control applications and related safety systems in the 900 MHz frequency band where the FCC has recently awarded our railroad customers new radio spectrum.

We delivered a Rail Lab (the “dot16 Rail Lab”) to MxV Rail, a subsidiary of the AAR. The dot16 Rail Lab is hosting multiple Class 1 freight rail operators where they will perform on going network design and configuration related to optimizing the performance of our IEEE 802.16 complaint systems in connection with wide-scale field deployment. In March 2023, the Association of American Railroads (“AAR”) formally announced that IEEE 802.16 standard would be the wireless platform for the greenfield 900 MHz network. In April 2023, the American Railway Engineering and Maintenance-of-Way Association (AREMA) voted to require the use of 802.16 in the 900 MHz greenfield band; The AAR also confirmed they have agreed with the Federal Communications Committee to retire the legacy 900 MHz band by September 2025 and that the wireless network in the new 900 MHz band would be substantially built by April 2026.

We are currently engaged in field installation activities with multiple railroads to demonstrate integration of our FullMAX wireless systems with existing legacy train systems at the wayside through the back-office in the 900 MHz network. We believe that successful completion of this demonstrated integration activity will lead to commercial volume orders which will begin the commercial rollout of the 900 MHz with multiple Class 1 freight railroads, as well as certain short line, passenger and transit railroads in 2024 of our software-defined wireless network technology. We expect a 900 MHz network upgrade cycle across all Class I railroad systems over the next few years in order to comply with FCC license requirements and meet business needs related to safety and profitability.

We have also engaged the AAR and the WCC on the technical roadmap for the legacy 160 MHz wireless network used by the railroads in North America. We believe the 160 MHz network will be the next major wireless network the railroads upgrade utilizing IEEE 802.16t technology.,

As of December 31, 2023, Ondas Networks was active with six of the Class 1 Rails in North America and with one of the largest railroads in the world, Indian Railways, for a multi-year delivery program of locomotive radios for on-board telemetry applications.

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

We launched our Raider™ counter-drone system in March 2023 and began seeking customer orders at the same time. We have seen significant interest in the Raider™ For potential customers and partners and on March 10, 2023 we announced that the Dubai Police has signed an MOU which expressed their intent to purchase a certain number of units of the Raider™. We expect to receive additional orders as we expand marketing channels in 2024.

Our Optimus System™ addresses a wide range of applications and use cases across enterprise, industrial, and government end markets. The platform has been extensively tested both internally and externally with customers for reliability, safety, and performance.

In the Middle East and Africa region, during 2023, we received purchase orders from two customers in the UAE, representing our initial orders for commercial deployment as Urban Drone Infrastructure fleets. The initial purchase order was received from a UAE government entity that has been deploying an urban drone infrastructure based on Our Optimus System™ since 2020. The infrastructure primarily utilizes the systems for public safety and homeland security applications. During 2023, we received a $2.6 million order for more Optimus systems and an additional service agreement with this local government entity for ongoing support and maintenance of the installed systems in Dubai. In February, we also announced a $3.6 million purchase order from Abu Dhabi-based SkyGo Transport of Goods L.L.C. (“SkyGo”). Airobotics and SkyGo have also signed a Term Sheet agreeing to enter into a joint venture (the “SkyGo JV”) to provide aerial drone services to municipal and government customers focused on Smart City use cases. We have successfully completed a Proof of Concept (PoC) with SkyGo as the first milestone, and we are looking forward to continuing the development of this new business in Abu Dhabi in 2024.

In addition to these deals, we have announced a Memorandum of Understanding (MOU) to collaborate for the purpose of providing aerial defensive solutions against potential aerial threats and to cooperate in the implementation of the Optimus System™. Through the MOU, Airobotics and Dubai Police will work towards developing joint activities in fields of common interest, aligning the Optimus System with the operational goals of Dubai Police, and implementing AI technologies to enhance the performance of the Optimus and Iron-Drone systems. Dubai Police also declared its intention to purchase a certain number of our counter-drone solution, Iron Drone Raider™.

We have also announced collaboration with Rafael Advanced Defense Systems Ltd, the Israeli leading defense company, utilizing each company’s technology to leverage the Optimus System™ Infrastructure and Rafael’s newly unveiled METRO DOME and DRONE DOME to enable advanced autonomous drone operations and services for municipal and government clients in the United Arab Emirates (UAE).

In addition to our activities in the Middle East, we have announced entering a strategic alliance with Saudi Excellence, one of the leading companies in the Gulf region. This alliance aims to bring next-generation security and defense technologies to Saudi government and enterprises across the Kingdom of Saudi Arabia (KSA). Our goal is to establish a local drone infrastructure throughout the Kingdom of Saudi Arabia and to develop and foster an ecosystem of technology and service providers across the KSA by employing local staff and working closely with local partners.

Furthermore, we have announced a strategic partnership with Morocco-Based Maghrebnet, a Moroccan vendor specialized in information technologies, security, networks, telecommunications, electricity, and renewable energies. The partnership is intended to offer advanced drone infrastructure in North Africa and to manufacture Optimus Drone-In-a-Box systems in the Kingdom of Morocco and the Republic of Senegal. Additionally, we aim to establish a Joint Research and Development (R&D) & Training center in Morocco.

In Israel, during February 2023, we announced an additional purchase order from a major Semiconductor Chip Manufacturer where Our Optimus System™ has been deployed since 2016. Since 2020, Optimus operations have extended to support a mega construction project, providing a unified data platform and analytics services to the company and its contractor companies. The Optimus System and its geo-visual data platform are being utilized by hundreds of users, including project owner staff and contractors, to visualize, understand, and share the status of construction. The system provides a shared data platform and portal that enhances productivity and communication between teams and organizations while maintaining its original security and remote supervision routine operations.

Additionally, in response to the Israeli-Gaza crisis, we announced that we are accelerating our development process of the Iron Drone Raider™ system to meet specific requirements of the Israel Defense Forces (IDF). Furthermore, we announced the awarding of a $0.5 million grant from the Israel Innovation Authority to further advance the features of Iron Drone Raider™ features. We believe these efforts will lead to purchase orders in the first quarter 2024.

In the United States, we announced that American Robotics commenced a paid pilot program with the Massachusetts Department of Transportation (“MassDOT”) Aeronautics Division. During the fourth quarter 2023 and the first quarter of 2024, American Robotics deployed the Optimus System™ and conducted several successful demonstrations for MassDOT stakeholders, featuring rail inspections, emergency response, and environmental monitoring applications. During these demonstrations, the Optimus system operated remotely and autonomously, following American Robotics’ receipt of FAA waivers for beyond-visual-line-of-sight drone operations. We expect to secure systems purchase in 2024 as a result of this activity and to expand program to include fleet deployments of the Optimus System.

We anticipate expanding customer activity in the United States as American Robotics introduces Optimus to its existing customers and broadens its marketing efforts to reach new customers. In the United States, we are also qualifying more government customers from additional state and federal departments for marketing programs, and we plan to expand marketing efforts to other industrial and government markets. We are also planning to introduce Iron Drone Raider to customers in the United States in the security and defense sectors in 2024.

Customer interest in our aerial data services has experienced significant growth in the US market and worldwide. Operations of our Optimus System™ in the Middle East and the USA have not only accelerated our marketing activities with existing customers but have also generated new customer interest, thereby expanding our pipeline. Additionally, ongoing conflicts worldwide, particularly in Europe and the Middle East, have heightened the demand for our technologies. As more entities recognize the potential of autonomous drones and the necessity of protecting against them, interest in our Optimus System™ and Iron Drone Raider™ is expected to surge. We believe this increased awareness will further expand our customer pipeline in the United States and worldwide.

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

Ondas Networks designs the printed circuit boards and enclosures for our radios. The physical manufacturing of FullMAX circuit boards is outsourced to best-in-class industrial contract manufacturers. The contract manufacturer is responsible for sourcing the majority of components, assembling the components onto the printed circuit boards and then delivering the final boards to us. Once at our facility, the boards are tested, then placed into enclosures and programmed with the appropriate software. The radios are then configured according to the requirement of the network and run through system level tests before being packaged and shipped to the customer. Ondas Networks maintains multiple contract manufacturers, both domestically and internationally, to ensure competitive pricing and to reduce the risk from a single manufacturer.

Ondas Autonomous Systems designs the Optimus System™ and the Iron Drone™ and specifies all components including the raw materials, sub-assemblies, intermediate assemblies, sub-components, parts and the quantities of each needed to manufacture the end product. These assemblies incorporate a combination of custom-developed components and COTS components. The building of an Optimus System™ and the Iron Drone™ is outsourced to best-in-class contract manufacturers for fabrication and assembly. We utilize different contract manufacturers for the Optimus™ drone, the Iron Drone™, and Airbase™. Once complete, the contract manufacturers deliver the finished products to our facility where software is loaded, and system-level quality assurance is performed before being packaged and shipped to the customer location for installation. Ondas Autonomous Systems works with a select group of contract manufacturers and has access to a large number of other comparable contract manufacturers.

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

Ondas Autonomous Systems research and development activities are headed by Meir Kliner, President of Ondas Autonomous Systems and CEO and Founder of Airobotics who is based in Petah Tikva, Israel. Mr. Kliner has led the development of the Optimus System™ since 2014 and has expertise that represents a synthesis of years of managerial experience combined with command of drone product design. Mr. Kliner’s background includes key roles in developing diverse aerial systems, ranging from recreational to military applications and has founded several businesses, including Light and Strong, a premier manufacturer of composites for aerial platforms in the drone industry. Mr. Kliner is supported by a development team based in Petah Tikva, Israel.

Our research and development team works closely with our customer support team and incorporates feedback from our customers into our product development plans to improve our products and address emerging market requirements.

Our research and development expenses were approximately $17,145,000 and approximately $24,044,000 for the years ended December 31, 2023 and 2022, respectively.

Intellectual Property

We rely primarily on patent, trademark and trade secret laws to protect our proprietary technologies and intellectual property. As of this filing, the Ondas Networks segment held a total of seven issued patents in the U.S., three international issued patents, four pending patent applications in the U.S., and nine international pending patent applications. The Ondas Networks segment’s patents expire between 2029 and 2040, subject to any patent extensions that may be available for such patents. Our intellectual property centers around creating and maintaining robust, private, highly secure, broadband industrial wireless networks using our FullMAX radio technology for our mission critical customers’ networks. We view the Ondas Networks segment’s patents as a key strategic advantage as the markets for industrial wireless connectivity grows and as these industries move to standardized solutions and will enable us to earn licensing fees and/or royalties for the use of our patents.

The Ondas Autonomous Systems segment relies primarily on patent, trademark and trade secret laws to protect our proprietary technologies and intellectual property. As of this filing, the Ondas Autonomous Systems segment held a total of six issued patents in the U.S., 22 international issued patents, and five international pending patent application. The Ondas Autonomous Systems segment’s patents expire between 2034 and 2048, subject to any patent extensions that may be available for such patents. The Ondas Autonomous Systems segment’s intellectual property incorporates internally developed software and hardware design incorporating machine and computer vision and was developed with artificial intelligence and machine learning techniques. This intellectual property is critical to the development of end-to-end systems which reliably enable the automated operation of drones in real-world environments.

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

Dependence on a Small Number of Customers

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue. During the year ended December 31, 2023, three customers accounted approximately $6,703,000, $5,127,000, and $3,395,000 of our revenue or approximately 43%, 33%, and 22%, respectively. During the year ended December 31, 2022, one customer accounted for approximately $1,893,000 of our revenue, or approximately 89%.

Competition

Ondas Networks

We compete with alternatives to wireless technology, public cellular data networks and private wireless networking products from other manufacturers. We believe that each of these competing solutions has core weaknesses when compared to FullMAX, as described below.

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

Governmental Regulations

Our operations are subject to various federal, state and local laws and regulations including: (i) authorization from the FCC and other global communications regulators for operation in various licensed frequency bands; (ii) FAA    and other global Civil Aviation Authority regulations and approvals unique to the operation of commercial or industrial drones; (iii) customers’ licenses from the FCC; (iv) licensing, permitting and inspection requirements applicable to contractors, electricians and engineers; (v) regulations relating to worker safety and environmental protection; (vi) permitting and inspection requirements applicable to construction projects; (vii) wage and hour regulations; (viii) regulations relating to transportation of equipment and materials, including licensing and permitting requirements; (ix) building and electrical codes; and (x) special bidding, procurement and other requirements on government projects.

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

Israel’s defense export policy regulates the sale of a number of our systems and products. Current Israeli policy encourages exports to approved customers of defense systems and products such as ours, as long as the export is consistent with Israeli government policy. Subject to certain exemptions, a license is required to initiate marketing activities. We also must receive a specific export license for defense related hardware, software and technology exported from Israel. Israeli law also regulates export of “dual use” items (items that are typically sold in the commercial market but that also may be used in the defense market).

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

Employees

As of March 29, 2024, we have 108 full-time employees, including 35 in the Ondas Networks segment and 73 in the Ondas Autonomous Systems segment. In addition, we have consulting agreements with 14 consultants for manufacturing, supply chain, documentation, engineering, regulatory, IT, and business development support. Additionally, from time to time, we may hire temporary employees. We also utilize contractors to manufacture components, for certain research and development and for system deployment functions. None of our employees are covered by a collective bargaining agreement and we are unaware of any union organizing efforts. We consider our relationship with our employees to be good.

Corporate Information

Ondas Holdings Inc. was originally incorporated in Nevada on December 22, 2014, under the name Zev Ventures Incorporated. On September 28, 2018, we acquired Ondas Networks Inc., a Delaware corporation, changed our name to Ondas Holdings Inc., and discontinued the prior business of Zev Ventures Incorporated. On August 5, 2021, Ondas Holdings Inc. acquired American Robotics, Inc., a Delaware corporation. On January 23, 2023, Ondas Holdings Inc. acquired Airobotics Ltd., an Israeli corporation. See Note 5 – Goodwill and Business Acquisitions of the accompanying Consolidated Financial Statements for further information regarding the Airobotics Ltd. acquisition. On February 14, 2023, the Company formed Ondas Autonomous Systems, a new business unit to manage the combined drone operations of American Robotics and Airobotics. On December 6, 2023, the Company formed Ondas Autonomous Holdings Inc., a Nevada corporation, as an intermediate holding company which now wholly-owns American Robotics and Airobotics.

As a result of the above, Ondas Networks, OAH, American Robotics and Airobotics became our subsidiaries.

Ondas Holdings’ corporate headquarters are located in Marlborough, Massachusetts. Ondas Networks has offices and facilities in Sunnyvale, California, American Robotics’ offices and facilities are located in Sparks, Maryland and Marlborough, Massachusetts, and Airobotics’ offices and facilities are located in Petah Tikva, Israel.

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

Since our inception, we have incurred significant net losses. As of December 31, 2023 and December 31, 2022, we had an accumulated deficit of approximately $198 million and $154 million, respectively. To date, we have financed our operations primarily through sales of our equity securities and debt financing.

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

The adoption of the IEEE 802.16t wireless broadband standard, an evolution of the IEEE 802.16s standard published in 2017, by customers in our target critical infrastructure sectors is uncertain.

Ondas Networks is currently developing technology compatible with the proposed wireless broadband standard known as IEEE 802.16t, which is an evolution of the EEE 802.16s wireless broadband standard published in October 2017. We believe we are currently the only manufacturer of IEEE 802.16s compliant wireless solutions and are likely to be the only manufacturer of IEEE 802.16t compliant wireless solutions when that standard is formally ratified. The benefits of the standard to buyers of our equipment are greater when there exists a large, deep market in terms of the number of customers. A large market benefits from the scale provided such that many vendors can compete on service, price and quality of solution driving improved value for customers. If a large end market does not develop and customers do not see the related benefits from the standard, we may not be able to grow our business.

Our growth depends in part on the success of our strategic partnerships with third parties such as Siemens Mobility, who are also customers, as well as on our ability to establish a broad range of additional ecosystem partner and customer relationships with leading global industrial vendors.

In order to grow our business, we depend on partnerships with market leading technology and industrial companies such as Siemens Mobility, who are also customers of Ondas Networks in order to accelerate the adoption of our wireless technology. If we are unsuccessful in maintaining our partnership and customer relationships with third parties, including Siemens Mobility, or if our partnerships do not provide us the anticipated benefits, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. In addition, adoption of our FullMAX wireless platform, Optimus System™, and Iron Drone Raider™ requires us to establish additional ecosystem relationships with leading global industrial vendors and customers. Even if we are successful in executing these partnerships and integrating with additional ecosystem vendors, we cannot assure you that these partnerships and relationships will result in increased adoption of our technology or increased revenue.

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

On October 7, 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Following the attacks, the Security Cabinet of the State of Israel declared a state of war in Israel. Since Airobotics is located in Israel, Company has considered various ongoing risks relating to the military operation and related matters, including: (i) approximately 17% of our workforce in Israel have been called to active duty; (ii) some of the Company’s Israeli subcontractors, vendors, suppliers and other companies in which the Company relies, are currently only partially active, as instructed by the relevant authorities or due to personnel shortages related to the war effort, which resulted in a temporary delay of inventory production; and (iii) there has been a slowdown in the number of international flights in and out of Israel. In recent weeks, all of the Company’s workforce in Israel returned to work and inventory production restraints have eased. The Company is closely monitoring how the military operation and related activities could adversely affect its anticipated milestones and its Israel-based activities to support future operations, including the Company’s ability to import materials that are required to construct the Optimus System™ and to ship them outside of Israel. To date, we have not had material disruptions to our ability to produce, manage and deliver products and services to customers as our U.S. teams have supported our ongoing operations in Israel and the Middle East; however, a prolonged war or an escalation of the current conditions in Israel could materially adversely affect our business, financial condition, and results of operations. Due to the recency of these events, and their ongoing and evolving nature, the extent of the adverse effect on our business operations is still unknown.

We have significant dependence on a small number of customers, and the loss of such customers or a decrease in business conducted with such customers could materially harm our business, financial condition or results of operations.

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue. During the year ended December 31, 2023, three customers accounted approximately $6,703,000, $5,127,000, and $3,395,000 of our revenue or approximately 43%, 33%, and 22%, respectively. During the year ended December 31, 2022, one customer accounted for approximately $1,893,000 of our revenue, or approximately 89%. The loss of the 2023 customers or a decrease in the business conducted with such customers could have a material adverse impact on our business, financial condition or results of operations.

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

Certain of our project sites can place our officers, employees, contractors and other service providers and others, including third parties, in difficult or dangerous environments, and may involve difficult and hard to reach terrain, high elevation, or locations near large or complex equipment, moving vehicles, high voltage or other safety hazards or dangerous processes. Safety is a primary focus of our business and maintaining a good reputation for safety is critical to our business. Many of our customers require that we meet certain safety criteria to be eligible to bid on contracts. We maintain programs with the primary purpose of implementing effective health, safety and environmental procedures throughout our company. Maintaining such programs involves variable costs which may increase as governmental, regulatory and industry safety standards evolve, and any increase in such costs may materially affect our business, financial condition or results of operations. Further, if we fail to implement appropriate safety procedures or if our procedures fail, our officers, employees, contractors and other service providers, including third parties, may suffer injuries. Failure to comply with such procedures, client contracts or applicable regulations, or the occurrence of such injuries, could subject us to material losses and liability and may adversely impact our ability to obtain projects in the future or to hire and retain talented officers, employees, contractors, and other services providers, therefore materially adversely affecting our business, financial condition or results of operations.

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

We depend, in part, on the performance of Eric Brock, our Chief Executive Officer and President, Yishay Curelaru, our Chief Financial Officer, Treasurer and Secretary, Menashe Shahar, the Chief Technology Officer of Ondas Networks, and Meir Kliner the President of Ondas Autonomous Systems to operate and grow our business. The loss of any of Messrs. Brock, Curelaru, Shahar, or Kliner could negatively impact our ability to execute our business strategies. Although we have entered into employment agreements with Messrs. Brock, Curelaru, Shahar, and Kliner, we may be unable to retain them or replace any of them if we lose their services for any reason.

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

In addition, certain raw materials and components used in the manufacturing of our products and in our development programs, are periodically subject to supply shortages, and our business is subject to the risk of price increases and periodic delays in delivery. Particularly, the market for electronic components is experiencing increased demand and a global shortage of semiconductors, creating substantial uncertainty regarding our suppliers’ continued production of key components for our products. If any additional shortages occur and we are unable to obtain components from third party suppliers in the quantities and of the quality that we require, on a timely basis and at acceptable prices, then we may not be able to timely complete development programs or deliver our products on a timely or cost effective basis to our customers, which could cause customers to terminate their contracts with us, increase our costs and seriously harm our business, results of operations and financial condition. Moreover, if any of our suppliers become financially unstable, or otherwise unable or unwilling to provide us with raw materials or components, then we may have to find new suppliers. It may take several months to locate alternative suppliers, if required, or to redesign our products to accommodate components from different suppliers. We may experience significant delays in manufacturing and shipping our products to customers and incur additional development, manufacturing and other costs to establish alternative sources of supply if we lose any of these sources or are required to redesign our products.

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

In December 2023, the Company bypassed the qualitative analysis and proceeded directly to a quantitative analysis. The Company engaged a third-party service provider to carry out a valuation of the Ondas Autonomous Systems reporting unit. Using a discounted cash flow analysis and updated forecasts for revenue and cash flows, it was determined that the fair value of the reporting unit was higher than the carrying value as of December 31, 2023, and no further impairment to goodwill was necessary as of December 31, 2023. See Note 5 – Goodwill and Business Acquisition of the accompanying Consolidated Financial Statements for further information regarding the impairment of goodwill.

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

We maintain general liability insurance, aviation flight testing insurance, aircraft liability coverage, directors and officers insurance, and other insurance policies and we believe our level of coverage is customary in the industry and adequate to protect against claims. However, there can be no assurance that it will be sufficient to cover potential claims or that present levels of coverage will be available in the future at a reasonable cost. Further, we expect our insurance needs and costs to increase as we grow our commercial operations and expand into new markets and it is uncertain if such insurance will be available on commercially reasonable terms.

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

Our products and services and our utility customers are subject to federal, state, local and foreign laws and regulations. Laws and regulations applicable to us and our products govern, among other things, the manner in which our products communicate, and the environmental impact and electrical reliability of our products. Additionally, our critical infrastructure customers are often regulated by national, state and/or local bodies, including public utility commissions, the Department of Energy, the Federal Energy Regulatory Commission, the FAA, the FCC, Federal Rail Association, Israeli Defense Export Controls Agency of the Ministry of Defense and other bodies. Prospective customers may be required to gain approval from any or all of these organizations prior to implementing our products and services, including specific permissions related to the cost recovery of these systems. Regulatory agencies may impose special requirements for implementation and operation of our products, which may result in unforeseen delays. We may incur material costs or liabilities in complying with government regulations applicable to us or our utility customers. In addition, potentially significant expenditures could be required in order to comply with evolving regulations and requirements that may be adopted or imposed on us or our utility customers in the future. Such costs could make our products less economical and could impact our utility customers’ willingness to adopt our products, which could materially and adversely affect our revenue, results of operations and financial condition.

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

The United States federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of personal information of individuals, including end-customers and employees. In the United States, the FTC and many state attorney generals are applying federal and state consumer protection laws to the online collection, use and dissemination of data. Additionally, many foreign countries and governmental bodies, and other jurisdictions in which we operate or conduct our business, have laws and regulations concerning the collection and use of personal information obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Such laws and regulations may require companies to implement new privacy and security policies, permit individuals to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes.

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact of such future laws, regulations and standards may have on our business. For example, the California Consumer Privacy Act, which became effective in 2020, provides new data privacy rights for consumers and new operational requirements for companies. Additionally, we expect that existing laws, regulations and standards may be interpreted differently in the future. There remains significant uncertainty surrounding the regulatory framework for the future of personal data transfers from the European Union to the United States with regulations such as the recently adopted General Data Protection Regulation (“GDPR”), which imposes more stringent European Union data protection requirements, provides an enforcement authority, and imposes large penalties for noncompliance. Future laws, regulations, standards and other obligations, including the adoption of the GDPR, as well as changes in the interpretation of existing laws, regulations, standards and other obligations could impair our ability to collect, use or disclose information relating to individuals, which could decrease demand for our products, require us to restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

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

We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies and intellectual property. As of this filing, the Ondas Networks segment held a total of seven issued patents in the U.S., three issued international patents, four patent pending applications in the U.S., and nine international pending patent application. The Ondas Networks segment patents expire between 2029 and 2040, subject to any patent extensions that may be available for such patents. As of this filing, the Ondas Autonomous Systems segment held a total of six issued patents in the U.S., 22 issued international patents, and five international pending patent applications. The Ondas Autonomous Systems segment patents expire between 2034 and 2048, subject to any patent extensions that may be available for such patents. Our intellectual property incorporates internally developed software and hardware design incorporating machine and computer vision and was developed with artificial intelligence and machine learning techniques. This intellectual property is critical to the development of end-to-end systems which reliably enable the automated operation of drones in real-world environments.

We have applied for patent protection relating to certain existing and proposed products and processes. Currently, several of our issued U.S. patents as well as various pending U.S. and foreign patent applications relate to our FullMAX systems, Optimus System™, and Iron Drone Raider™ and are therefore important to the functionality of our products. If we fail to timely file a patent application in any jurisdiction, we may be precluded from doing so at a later date. Furthermore, we cannot assure you that any of our patent applications will be approved in a timely manner or at all. The rights granted to us under our patents, and the rights we are seeking to have granted in our pending patent applications, may not be meaningful or provide us with any commercial advantage. In addition, those rights could be opposed, contested or circumvented by our competitors, or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier or cheaper for our competitors to offer the same or similar products or technologies. Even if we are successful in receiving patent protection for certain products and processes, our competitors may be able to design around our patents or develop products that provide outcomes which are comparable or superior to ours without infringing on our intellectual property rights. Due to differences between foreign and U.S. patent laws, our patented intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. Even if patents are granted outside the U.S., effective enforcement in those countries may not be available without significant cost and time expense or at all.

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

If our internal controls over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

As a public company, we are required to maintain internal control over financial reporting and disclosure controls and procedures. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting. Our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, including SEC enforcement actions, and we could be required to restate our financial results, any of which would require additional financial and management resources.

If material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weakness, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence.

We continue to invest in more robust technology and resources to manage those reporting requirements. Implementing the appropriate changes to our internal controls may distract our officers and employees, result in substantial costs and require significant time to complete. Any difficulties or delays in implementing these controls could impact our ability to timely report our financial results. For these reasons, we may encounter difficulties in the timely and accurate reporting of our financial results, which would impact our ability to provide our investors with information in a timely manner. As a result, our investors could lose confidence in our reported financial information, and our stock price could decline.

In addition, any such changes do not guarantee that we will be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy could prevent us from accurately reporting our financial results.

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

Our common stock is listed on Nasdaq and the Tel Aviv Stock Exchange (“TASE”) under the symbol “ONDS.”    The first trading day of the Company’s shares on TASE was January 26, 2023. There can be no assurance that trading of our common stock on such market will be sustained. On February 8, 2024, we took the steps to voluntarily delist our common stock from trading on the TASE. Pursuant to Israeli law, the delisting of our common stock is expected to take effect three months following the date of our request to TASE to delist our common stock, which occurred on February 8, 2024. Following the delisting from TASE, our common stock will solely be trading on Nasdaq. In the event that our common stock is not listed on Nasdaq, or if we do not sustain such listing, our common stock could be quoted only on the OTC Markets. Under such circumstances, you may find it significantly more difficult to trade, or to obtain accurate quotations for our common stock and our common stock may become substantially less attractive to certain purchasers, such as financial institutions, hedge funds, and other similar investors.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in the aggregate, beneficially own approximately 15.6% of our outstanding common stock as of March 27, 2024, and as of the date of this filing. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

Some of these persons or entities may have interests different than yours. For example, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.

We may issue more shares to raise additional capital, which may result in substantial dilution.

Our Amended and Restated Articles of Incorporation authorize the issuance of a maximum of 300,000,000 shares of common stock. Any additional financings effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of common stock held by our then existing stockholders. In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may be higher or lower than the price per share of our common stock at that time. Also, we have reserved 8,000,000 and 3,333,334 shares of common stock for issuance pursuant to future awards under the Ondas Holdings Inc. 2021 Stock Incentive Plan (the “2021 Plan”) and 2018 Equity Incentive Plan (the “2018 Plan”), respectively. As of December 31, 2023, the number of securities remaining available for future issuance under the 2021 Plan and 2018 Plan is 3,780,741 and 1,052,373 shares of common stock, respectively. The issuance of such additional shares of common stock, or securities convertible or exchangeable into common stock, may cause the price of our common stock to decline. Additionally, if all or a substantial portion of these shares are resold into the public markets then the trading price of our common stock may decline.

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

Unless we consent in writing to the selection of an alternative forum, the Eighth Judicial District Court of Clark County of the State of Nevada (the “Court”) shall be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any Director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim against the Company, any director or the Company’s officers or employees arising pursuant to any provision of the Nevada Revised Statutes (the “NRS”), Chapters 78 or 92A of the NRS or our Amended and Restated Articles of Incorporation or our Bylaws, or (iv) any action asserting a claim against the Company, any director or the Company’s officers or employees governed by the internal affairs doctrine. However, each of these clauses (i) through (iv) will not apply to any claim (x) as to which the Court determines that there is an indispensable party not subject to the jurisdiction of the Court (and the indispensable party does not consent to the personal jurisdiction of the Court within ten (10) days following such determination), (y) for which the Court does not have subject matter jurisdiction, or (z) which is vested in the exclusive jurisdiction of a court or forum other than the Court, including pursuant to Section 27 of the Exchange Act, which provides for exclusive federal jurisdiction over suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act of 1933, as amended (the “Securities Act”), provides for concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, and as such the exclusive jurisdiction clauses set forth above would not apply to such suits.

Risks Related to the Notes

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

For more information regarding our obligations under the Notes please see Note 9 – Long-term Notes Payable in the accompanying Notes to Consolidated Financial Statements.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk management and strategy

We rely on our information technology to operate our business. We have policies and processes designed to protect our information technology systems, some of which are managed by third parties, and resolve issues in a timely manner in the event of a cybersecurity threat or incident.

As part of our broader risk management framework, we have identified the potential cybersecurity risks to our business. We have designed our business applications and hosting services to minimize the impact that cybersecurity incidents could have on our business and have identified back-up systems where appropriate. We seek to further mitigate cybersecurity risks through a combination of monitoring and detection activities, use of anti-malware applications, employee training, quality audits and communication and reporting structures, among other processes.

We plan to engage a third-party consultant to assist us with designing controls and our cybersecurity risk management framework. We are engaging with a third party to perform penetration testing. We also retain third parties to assist with the monitoring and detection of cybersecurity threats and responding to any cybersecurity threats or incidents.

We have not encountered cybersecurity threats or incidents that have had a material impact on our business.

Governance

Our Board of Directors has specific oversight responsibility for cybersecurity, which also oversees our general risk management. The Board of Directors reviews and discusses with management our policies, practices and risks related to information security and cybersecurity.

Our chief financial officer has primary responsibility for assessing, monitoring and managing cybersecurity risks. Leaders of our Ondas Networks and Ondas Autonomous Systems segments, together with members of our finance team meet to assess cybersecurity risks and identify new risks and assess our risk management framework on a quarterly basis. Among the members of this committee will be employees who are knowledgeable about our products and services and have prior experience managing cybersecurity risks.

Our chief financial officer provides an update to the Board of Directors on any risks related to cybersecurity on a quarterly basis. Our incident response plan includes notifying the Board of Directors of any material threats or incidents that arise.

Item 2. Properties.

Our offices and facilities for Ondas Networks are located at 165 Gibraltar Court in Sunnyvale, CA (the Property”). On January 22, 2021, we entered into a 24-month lease with the owner and landlord of the Property (the “2021 Lease”), wherein the base rate was $45,000 per month and including a security deposit in the amount of $90,000. The 2021 Lease was effective April 1, 2021 through March 31, 2023. On April 1, 2023, the Company amended the 2021 Lease to extend the 2021 Lease through September 30, 2023, wherein the base rate was $65,676 per month. On November 6, 2023, the Company amended the 2021 Lease, as amended, to further extend the 2021 Lease, as amended, through June 30, 2024, wherein the base rate is $68,959 per month. On August 7, 2023, Ondas Networks entered into a 72-month operating lease agreement with the owner and landlord of 21,537 square feet of other office space in Sunnyvale, CA (the “2023 Lease”). The lease commenced October 1, 2023, and is effective through September 30, 2029, wherein base rent is $77,533 per month, increasing approximately 3% annually, with a security deposit due in the amount of $269,428. Base rent for the 2023 Lease shall be abated during the first twelve months of the term of the lease.

Our offices and facilities for American Robotics are located at 53 Brigham St, Unit 4, Marlborough, MA, representing approximately 10,450 square feet (the “Marlborough Lease”). On August 5, 2021, the Company acquired American Robotics and the Marlborough Lease, wherein the base rate is $15,469 per month, with an annual increase of 3% through January 2024, with a security deposit of $24,166. On August 19, 2021, American Robotics amended their lease to reduce their space (the “Marlborough Amendment”). The Marlborough Amendment reduced their base rent to $8,802 per month, with an annual increase of 3% through January 2024. On November 10, 2023, American Robotics amended their lease to extend the existing lease term from January 31, 2024 to January 31, 2026 and to relinquish a portion of the leased outdoor space. The base rent is $14,586 per month starting February 1, 2024, with an annual increase of 3.5% through January 31, 2026. These facilities also serve as Ondas Holdings’ corporate headquarters.

On October 8, 2021, American Robotics entered into an 86-month operating lease for space at 411 Waverley Oaks Road, Suite 114, Waltham, MA, representing approximately 18,000 square feet. The lease commenced on March 1, 2022 and terminates on April 30, 2029, wherein the base rate is $39,375 per month, increasing 3% annually, with a security deposit in the amount of $104,040. On January 15, 2024, American Robotics entered into an agreement to sublet their full leased space in Waltham through April 30, 2029, the remaining lease term, for $22,920 per month from May 1, 2024 through April 30, 2025, then $41,250 per month from May 1, 2025 through April 30, 2029.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On December 4, 2020, our common stock was uplisted from the OOTCQB to the Nasdaq Capital Market (“Nasdaq”) under the symbol “ONDS” where it continues to trade on a very limited basis. On January 26, 2023, our common stock began trading on the Tel Aviv Stock Exchange (“TASE”) and was dual listed on both Nasdaq and TASE. On February 8, 2024, we took the steps to voluntarily delist our common stock from trading on the TASE. Pursuant to Israeli law, the delisting of our common stock is expected to take effect three months following the date of our request to TASE to delist our common stock, which occurred on February 8, 2024. Following the delisting from TASE, our common stock will solely be trading on Nasdaq.

Stockholders

As of March 27, 2024, there were approximately 98 stockholders of record.

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

Unregistered Sales of Securities

None during the year ended December 31, 2023

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None during the quarter ended December 31, 2023.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and the notes to those financial statements included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview

Ondas Holdings Inc. (“Ondas Holdings,” “Ondas,” the “Company,” “we” or “our”) is a leading provider of private wireless, drone, and automated data solutions through its subsidiaries Ondas Networks Inc. (“Ondas Networks”), Ondas Autonomous Holdings Inc. (“OAH”), Airobotics, Ltd. (“Airobotics”), and American Robotics, Inc. (“American Robotics” or “AR”). Airobotics is an Israeli-based developer of autonomous drone systems. American Robotics is a leading developer of highly automated commercial drone systems. Airobotics and American Robotics operate together under OAH a separate business unit called Ondas Autonomous Systems. Ondas Networks and Ondas Autonomous Systems together provide users in rail, energy, mining, public safety and critical infrastructure and government markets with improved connectivity, data collection capabilities, and data collection and information processing capabilities. We operate Ondas Networks and Ondas Autonomous Systems as separate business segments, and the following is a discussion of each segment. See Note 1, Note 2, and Note 12 of the accompanying Consolidated Financial Statements for further information regarding our segments.

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

We design, develop, manufacture, sell and support FullMAX, our patented, Software Defined Radio (“SDR”) platform for secure, licensed, private, wide-area broadband networks. Our customers install FullMAX systems in order to upgrade and expand their legacy wide-area network infrastructure. We have targeted the North American freight rail operators for the initial adoption of our FullMAX platform. These rail operators currently operate legacy communications systems utilizing serial-based narrowband wireless technologies for voice and data communications. These legacy wireless networks have limited data capacity and are unable to support the adoption of new, intelligent train control and management systems. Our MC-IoT intellectual property has been adopted by the Institute of Electrical and Electronics Engineers (“IEEE”), the leading worldwide standards body in data networking protocols, and forms the core of the IEEE 802.16 standard. Because standards-based communications solutions are preferred by our mission-critical customers and ecosystem partners, we continue to take a leadership position in IEEE as it relates to wireless networking for industrial markets. As such, management believes this standards-based approach supports the adoption of our technology across a burgeoning ecosystem of global partners and end markets.

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

Partnership with Siemens and Market Advancements

Ondas Networks and Siemens Mobility (“Siemens”), have a strategic partnership, to both market our FullMAX-based networking technology and services and to jointly develop wireless communications products for the North American Rail Industry based on Siemens’ Advanced Train Control System (“ATCS”) protocol and our FullMAX MC-IoT platform.

We believe Siemens has both the sales and marketing reach and support to drive our technology to wide scale acceptance across the global rail market beginning with the North American Class I Railroad market. We have a jointly-developed product with Siemens – the dual-mode ATCS/MC-IoT radio systems, and Siemens is marketing and selling our proprietary systems under the brand name Airlink to our railroad customers. The dual-mode ATCS radio systems support Siemens’ extensive installed base of ATCS radios as well as offer Siemens’ customers the ability to support a host of new advanced rail applications utilizing our MC-IoT wireless system. These new applications, including Advanced Grade Crossing Activation and Monitoring, Wayside Inspection, Railcar Monitoring and next generation signaling and train control systems, are designed to increase railroad productivity, reduce costs and improve safety. In addition, Siemens markets and sells Ondas Networks’ standalone MC-IoT 802.16 products under the Siemens Airlink brand.

We developed a new radio for the Head of Train (HOT) Market in North America and a similar product for the Indian rail market. Siemens delivered these 900 MHz rail orders for a major Class I Railroad in the United States and received HOT orders for the Indian market.

Ondas and Siemens developed a new locomotive radio to support European Railroads. We secured an initial volume order from Siemens for the Class I Rail 900 MHz Network consisting of both ATCS compatible products along with Ondas’ catalog products. We received government authorization to sell ATCS radios in Canada and Siemens and launched our joint effort for the European market at Innotrans in Berlin. Siemens and Ondas demonstrated our over the air compatibility to systems used by passenger rails in the Northeast Corridor of the US.

In March 2023 the Association of American Railroads (“AAR”) formally announced that IEEE 802.16 standard would be the wireless platform for the greenfield 900 MHz network. In April 2023, the American Railway Engineering and Maintenance-of-Way Association (AREMA) voted to require the use of 802.16 in the 900 MHz greenfield band; The AAR also confirmed they have agreed with the Federal Communications Committee to retire the legacy 900 MHz band by September 2025 and that the wireless network in the new 900 MHz band would be substantially built by April 2026. In May and June 2023, we responded to RFPs to passenger rail customers in the Northeast Corridor. In February 2024, Siemens was selected by Amtrak to deliver their next generation radio based on Ondas’ FullMAX technology and the 802.16 standard.

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

Ondas Autonomous Systems Segment

Our Ondas Autonomous Systems business unit develops and integrates drone-based solutions focusing on high-performance critical applications for government and Tier-1 commercial enterprises. Ondas is marketing comprehensive drone-based solutions to address the needs of governmental and commercial customers based on its commercially available platforms: the Optimus System™, a fully autonomous drone platform capable of continuous and multipurpose aerial data capturing and analytics, and the Iron Drone Raider™, a fully autonomous interceptor drone designed to neutralize small hostile drones.

Our unique, fully autonomous platforms enable cutting-edge aerial capabilities and are designed to serve and protect critical infrastructure and operations. Our business focuses on end-user entities in Public Safety, Defense, Homeland Security, Smart City, Port Authorities, State Departments, and other governmental entities together with commercial customers of industrial sensitive facilities such as Oil & Gas, Seaports, Mining, and Heavy Construction. For these industries, Ondas Autonomous Systems provides specialized real-time aerial data capturing and aerial protection solutions in the most complex environments such as urban areas, sensitive and critical facilities and field area operations, and high-priority projects. In addition, we offer a wide suite of supplementary, enabling services for successful implementation such as AI data analytics, data automation, IT implementation, safety planning, certification, training, and maintenance, handling all the complex aspects of such high-performance drone operations.

Our portfolio companies, American Robotics and Airobotics, form a unique, powerful, and synergistic combination covering all the aspects required for successful Aerospace business together with data technologies and services for digital transformation industries. Our companies are specialized in addressing all the challenges arising along these types of product lifecycles including research and development, manufacturing, certification, and ongoing support.

Ondas Autonomous Systems and its portfolio companies have already gained a track record of industry-leading regulatory successes including the securing of the first-of-its-kind Type Certification (TC) from the FAA for the Optimus 1-EX UAV on September 25, 2023, becoming the first autonomous security data capture UAV to achieve this distinction. TC, recognized as the highest echelon of Airworthiness Certification, streamline operational approvals for broad flight operations over people and infrastructure. The certification verifies the compliance of the system’s design with the required FAA airworthiness and noise standards, ensuring safe operation within the US National Airspace System (NAS) thereby significantly broadening the range of operational scenarios and scaling up of operations for automated UAS. Achieving FAA Type Certification will enable drone operations beyond-visual-line-of-sight (BVLOS) without a human operator on-site. With a strong footprint in the US market and worldwide, we believe that Ondas Autonomous Systems is well-positioned with proven technology, a unique offering, and strong capabilities to strategically transform critical operations with our cutting-edge drone tech and capabilities.

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

War in Israel

On October 7, 2023, the State of Israel, where Airobotics’ main offices and facilities are located, suffered a surprise attack by hostile forces from the Gaza Strip, which led to the Security Cabinet of the State of Israel declaring a state of war in Israel. This military operation and related activities are on-going as of the date of this filing.

The Company has considered various ongoing risks relating to the military operation and related matters, including:

●	That approximately 17% of the Company’s workforce in Israel was called to active duty, which temporarily reduced our workforce;

●	That some of the Company’s Israeli subcontractors, vendors, suppliers and other companies in which the Company relies, are currently only partially active, as instructed by the relevant authorities or due to personnel shortages related to the war effort, which resulted in a temporary delay of inventory production; and

●	A slowdown in the number of international flights in and out of Israel.

In recent weeks, all of the Company’s workforce in Israel returned to work and inventory production restraints have eased. The Company is closely monitoring how the military operation and related activities could adversely affect its anticipated milestones and its Israel-based activities to support future operations, including the Company’s ability to import materials that are required to construct the Optimus System™ and to ship them outside of Israel. As of the date of this prospectus, the Company has determined that there have not been any materially adverse effects on its business or operations, but it continues to monitor the situation, as any future escalation or change could result in a material adverse effect on the ability of the Company’s Israeli office to support the Company’s activities. The Company does not have any specific contingency plans in the event of any such escalation or change.

Results of Operations

Year ended December 31, 2023 compared to year ended December 31, 2022

Revenues

	Year Ended December 31,
	2023	2022	Increase (Decrease)
Revenue, net
Ondas Networks	$6,722,230	$1,931,677	$4,790,553
Ondas Autonomous Systems	8,969,200	194,140	8,775,060

Total	$15,691,430	$2,125,817	$13,565,613

Revenue increased by $13,565,613 to $15,691,430 for the year ended December 31, 2023 from $2,125,817 for the year ended December 31, 2022. Revenues during the year ended December 31, 2023 included $12,102,388 for products, $2,126,560 for service and subscriptions, and $1,462,482 for development agreements with Siemens Mobility. Revenues during the same period in 2022 included $872,660 for products, $319,140 for service and subscriptions, and $934,017 for development agreements with Siemens Mobility. The increase in our revenues were primarily the result of increased development revenue with Siemens Mobility, increased product sales to Siemens, and acquiring Airobotics, which had approximately $8,937,700 of revenue from January 24, 2023 through December 31, 2023.

Cost of goods sold

	Year Ended December 31,
	2023	2022	Increase (Decrease)
Cost of goods sold
Ondas Networks	$4,647,931	$914,612	$3,733,319
Ondas Autonomous Systems	4,662,325	102,042	4,560,283

Total	$9,310,256	$1,016,654	$8,293,602

Cost of goods sold increased by $8,293,602 to $9,310,256 for the year ended December 31, 2023 from $1,016,654 for the year ended December 31, 2022. The increase in cost of goods sold was primarily a result of acquiring Airobotics, which had approximately $4,647,000 of cost of goods sold from January 24, 2023 through December 31, 2023, and an increase in Ondas Networks’ product revenue, which resulted in an increase in cost of goods sold of approximately $3,733,000.

Gross profit

	Year Ended December 31,
	2023	2022	Increase (Decrease)
Gross Profit
Ondas Networks	$2,074,299	$1,017,065	$1,057,234
Ondas Autonomous Systems	4,306,875	92,098	4,214,777

Total	$6,381,174	$1,109,163	$5,272,011

Our gross profit increased by $5,272,011 to $6,381,174 for the year ended December 31, 2023 compared to $1,109,163 for the year ended December 31, 2022 based on the changes in revenues and cost of goods sold as discussed above. Gross margin for the years ended December 31, 2023 and 2022 was 41% and 52%, respectively. The decrease in gross margin was primarily a result of the sale of lower margin products at Ondas Networks.

Operating Expenses

	Year Ended December 31,
	2023	2022	Increase (Decrease)
Operating expenses:
General and administrative	$21,556,976	$23,618,823	$(2,061,847)
Sales and marketing	5,908,263	3,456,257	2,452,006
Research and development	17,145,235	24,044,005	(6,898,770)
Long-term equity investment impairment	1,500,000	-	1,500,000
Goodwill impairment	-	19,419,600	(19,419,600)

Total	$46,110,474	$70,538,685	$(24,428,211)

Our principal operating costs include the following items as a percentage of total operating expenses:

	Year Ended December 31,
	2023	2022
Human resource costs, including benefits	34%	28%
Travel and entertainment	2%	2%
Other general and administration costs:
Professional fees and consulting expenses	10%	8%
Facilities and other expenses	10%	6%
Depreciation and amortization	11%	6%
Goodwill and long-term asset impairment	9%	28%
Other research and deployment costs, excluding human resources and travel and entertainment	21%	21%
Other sales and marketing costs, excluding human resources and travel and entertainment	3%	1%

Operating expenses for the year ended December 31, 2023 decreased by $24,428,211, or 35%, as a result of the following items:

Human resource costs, including benefits	$(4,196,330)
Travel and entertainment	(510,479)
Other general and administration costs
Professional fees and consulting costs	(1,578,825)
Facilities and other expenses	103,187
Depreciation and amortization	1,199,796
Goodwill and long-term asset impairment	(15,408,295)
Other research and deployment costs, excluding human resources and travel and entertainment	(4,821,547)
Other sales and marketing costs, excluding human resources and travel and entertainment	784,282
$(24,428,211)

The decrease in operating expenses was primarily due to: (i) a decrease of approximately $4,196,000 in human resource costs, of which approximately $6,304,000 relates to reduced headcount and synergies achieved by integrating American Robotics and Airobotics, offset by an increase of approximately $2,108,000 related to an increase in headcount and bonus expense at Ondas Networks; (ii) a decrease of approximately $1,579,000 in professional fees and consulting costs, of which approximately $1,054,000 relates to professional fees in connection with the acquisition of Airobotics and approximately $525,000 is a result of synergies achieved by integrating American Robotics and Airobotics; (iii) an increase of approximately $1,200,000 in depreciation and amortization expenses related to the acquisition of Airobotics and the assets of Iron Drone; (iv) a decrease of approximately $4,822,000 in other research and development costs, excluding human resources and travel and entertainment, of which $5,143,000 relates to synergies achieved by integrating American Robotics and Airobotics, offset by an increase of approximately $321,000 in research and development costs at Ondas Networks as we continue to invest in our technology; and (v) an increase of approximately $784,000 in other sales and marketing costs, excluding human resources and travel and entertainment, of which approximately $884,000 relates to the acquisition of Airobotics, net of synergies achieved by integrating American Robotics and Airobotics, offset by a decrease of approximately $100,000 at Ondas Networks. In 2023, we recognized impairment of $1,500,000 on our long-term equity investment and impairment of approximately $2,511,000 on the American Robotics Waltham Lease right-of-use asset and the associated leasehold improvement and furniture and fixtures. In 2022, we recognized an impairment of goodwill from the American Robotics acquisition of approximately $19,420,000.

Operating Loss

	Year Ended
	December 31,
	2023	2022	Decrease

Operating loss	$(39,729,300)	$(69,429,522)	$29,700,222

As a result of the foregoing, our operating loss decreased by $29,700,222, or 43%, to $39,729,300 for the year ended December 31, 2023, compared with $69,429,522 for the year ended December 31, 2022. Operating loss decreased primarily as a result of increased gross profit and a decrease in operating expenses as described above.

Other Income (Expense), net

	Year Ended
	December 31,
	2023	2022	Increase

Other income (expense), net	$(5,115,572)	$(3,812,283)	$1,303,289

Other income (expense), net, increased by $1,303,289, to other expense, net of $5,115,572 for the year ended December 31, 2023, compared to other expense, net of $3,812,283 for the year ended December 31, 2022. During the year ended December 31, 2023, we reported (i) an increase in interest expense of approximately $851,000, offset by a decrease in amortization of debt discount and debt issuance costs of approximately $406,000 for the 2022 Convertible Exchange Notes (as defined below) and 2023 Additional Notes (as defined below); (ii) an increase in impairment of deferred offering costs of approximately $71,000 related to the termination of the ATM Agreement; (iii) an increase in loss on foreign exchange of approximately $425,000 at Airobotics; (iv) an increase in other expense of approximately $478,000 due to a change in fair value of government grant liability; and (iv) offset by an increase in interest income of approximately $116,000 at Ondas Networks.

Net Loss

	Year Ended
	December 31,
	2023	2022	Decrease

Net Loss	$(44,844,872)	$(73,241,805)	$28,396,933

As a result of the net effects of the foregoing, net loss decreased by $28,396,333, or 39%, to $44,844,872 for the year ended December 31, 2023, compared with $73,241,805 for the year ended December 31, 2022. Net loss per share of common stock, basic and diluted, was $(0.88) for the year ended December 31, 2023, compared with $(1.73) for the year ended December 31, 2022.

Summary of (Uses) and Sources of Cash

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(34,019,519)	$(37,963,076)
Net cash provided by (used in) investing activities	536,273	(6,934,568)
Net cash provided by financing activities	18,730,150	33,857,617
Decrease in cash, cash equivalents, and restricted cash	(14,753,096)	(11,040,027)
Cash, cash equivalents, and restricted cash, beginning of period	29,775,096	40,815,123
Cash, cash equivalents, and restricted cash, end of period	$15,022,000	$29,775,096

The principal use of cash in operating activities for the year ended December 31, 2023, was to fund the Company’s current expenses primarily related to operating activities necessary to allow us to service and support customers.

The decrease in cash flows used in operating activities of approximately $3,944,000 was primarily due to a decrease in net loss of approximately $28,397,000, of which approximately $3,920,000 related to non-cash and credits, including depreciation, amortization of debt discount, amortization of intangibles assets and right of use asset, and stock-based compensation, and approximately $15,408,000 relates to impairment of goodwill and long-term assets, offset by changes in operating assets and liabilities resulting in a cash outflow of approximately $5,125,000. For a summary of our outstanding operating leases, see Note 2 – Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements.

The increase in cash flows provided by investing activities of approximately $7,471,000, relates to $1,049,454 cash acquired with the Airobotics acquisition, combined with a decrease of approximately $723,000 in cash paid for asset acquisitions, a decrease of $1,000,000 in cash paid for an investment in Dynam AI, a decrease of $2,000,000 in cash outflow related to notes receivable, and a decrease of approximately $2,699,000 in cash paid for purchase of equipment and patent costs.

The decrease in cash provided by financing activities of approximately $15,127,000 was due to a decrease in net proceeds from convertible debt of approximately $18,393,000, exercise of options and warrants of approximately $24,000, and the ATM Offering, which raised approximately $6,090,000 in 2022, combined with approximately $4,355,000 in cash payments on the 2022 Convertible Exchange Notes and approximately $1,147,000 in cash payments for Airobotics related debt. This was partially offset by proceeds of approximately $14,692,000 from the sale of noncontrolling interest in Ondas Networks and $190,000 in proceeds from government grants in Airobotics.

Liquidity and Capital Resources

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. On December 31, 2023, we had an accumulated deficit of approximately $198,360,000. On December 31, 2023, we had net long-term borrowings outstanding of approximately $5,368,000 net of debt discount and issuance costs of approximately $392,000 and short-term borrowings outstanding of approximately $26,213,000, net of debt discount and issuance costs of approximately $1,968,000. On December 31, 2023, we had cash and restricted cash of approximately $15,022,000 and a working capital deficit of approximately $12,334,000.

In October 2022, the Company entered into a convertible debt agreement, which provided cash proceeds of approximately $27,702,000. Also in 2022, the Company raised approximately $6,090,000 through the ATM Offering. In 2023, we raised approximately $14,692,000 of net proceeds from the sale redeemable preferences shares in Ondas Networks and warrants in Ondas Holdings to third parties, and approximately $9,310,000 from a second convertible debt agreement. In February 2024, we raised gross proceeds of approximately $4,500,000 from issuing additional redeemable preference shares in Ondas Networks and warrants in Ondas Holdings to third parties, and approximately $4,100,000 from issuing common stock in Ondas Holdings and warrants in OAH.

We expect to fund our operations for the next twelve months from the filing date of this Annual Report on Form 10-K from the cash on hand as of December 31, 2023, proceeds from the 2024 financing activities discussed above, gross profits generated from revenue growth, potential prepayments from customers for purchase orders, potential proceeds from warrants issued and outstanding, and additional funds that we may seek through equity or debt offerings and/or borrowings under additional notes payable, lines of credit or other sources. There is substantial doubt that the funding plans will be successful and therefore the conditions discussed above have not been alleviated. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for one year from April 1, 2024, the date the Consolidated Financial Statements were available to be issued.

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

Off-Balance Sheet Arrangements

As of December 31, 2023, we had no off-balance sheet arrangements.

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

Recently Accounting Pronouncements and SEC Rules

See Note 2 to our Consolidated Financial Statements included elsewhere in this Form 10-K for recently adopted accounting pronouncements and SEC rules and recently issued accounting pronouncements not yet adopted as of the date of this report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

Item 8. Financial Statements and Supplementary Data.

Financial statements begin on page F-1 following this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ondas Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ondas Holdings, Inc. (the Company) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations, negative cash flows from operations and a working capital deficit as of December 31, 2023. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Goodwill Impairment Evaluation

As discussed in Notes 2 and 5 to the consolidated financial statements, management conducts a goodwill impairment assessment annually at December 31, and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. The fair value of a reporting unit is determined through the use of the income approach using estimates of future cash flows attributable to the respective reporting units. As a result of the annual impairment assessment, the Company recognized no impairment of goodwill related to the Autonomous Systems reporting unit.

We identified the impairment of goodwill as a critical audit matter because of significant judgments required by management to estimate the fair value of its Autonomous Systems reporting unit, including forecasted cash flows, revenue growth rates and other significant assumptions developed by the Company. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s analysis.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the goodwill impairment included the following:

–	We obtained an understanding and evaluated the design of the controls over the assessment of goodwill impairment, including those over the determination of fair value of the reporting unit.

–	Tested the mathematical accuracy of the calculations and evaluated significant assumptions and the underlying data used by the Company by performing procedures to test the projected financial information, by comparing them with the historical forecasted results of the respective reporting unit and assessing the impacts of internal and/or external economic factors. We also evaluated this information by comparing the projections to information included in analyst reports, as well as industry outlook information, and events occurring subsequent to December 31, 2023.

–	We involved valuation professionals with specialized skills and knowledge, who assisted in the evaluation of the methodology applied in the model and discount rates used in the valuations.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2017.

Somerset, New Jersey

April 1, 2024

ONDAS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current Assets:
Cash	$14,979,436	$29,775,096
Restricted cash	42,564	-
Accounts receivable, net	3,429,974	104,276
Inventory, net	2,186,646	2,173,017
Note receivable	-	2,000,000
Other current assets	2,967,619	1,749,613
Total current assets	23,606,239	35,802,002

Property and equipment, net	4,175,958	3,023,285

Other Assets:
Goodwill, net of accumulated impairment charges	27,751,921	25,606,983
Intangible assets, net	31,329,182	28,863,773
Long-term equity investment	-	1,500,000
Lease deposits	599,517	218,206
Operating lease right of use assets	4,701,865	2,930,996
Total other assets	64,382,485	59,119,958
Total assets	$92,164,682	$97,945,245

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,177,022	$2,965,829
Operating lease liabilities	685,099	580,593
Accrued expenses and other current liabilities	3,587,877	3,268,993
Convertible note payable, net of debt discount and issuance cost of $1,968,411 and $2,303,664, respectively	25,692,505	15,849,445
Deferred revenue	276,944	61,508
Government grant liability	520,657	-
Total current liabilities	35,940,104	22,726,368

Long-Term Liabilities:
Notes payable	300,000	300,000
Convertible notes payable, net of current, net of unamortized issuance cost of $391,718 and $948,201, respectively	2,812,156	14,198,690
Accrued interest	26,844	40,965
Government grant liability net of current	2,229,047	-
Operating lease liabilities, net of current	5,800,710	2,456,315
Total long-term liabilities	11,168,757	16,995,970
Total liabilities	47,108,861	39,722,338

Commitments and Contingencies (Note 14)

Temporary Equity
Redeemable noncontrolling interest	11,920,694	-

Stockholders’ Equity
Preferred stock - par value $0.0001; 5,000,000 shares authorized at December 31, 2023 and December 31, 2022, respectively, and none issued or outstanding at December 31, 2023 and December 31, 2022, respectively	-	-
Preferred stock, Series A - par value $0.0001; 5,000,000 shares authorized at December 31, 2023 and December 31, 2022, respectively, and none issued or outstanding at December 31, 2023 and December 31, 2022, respectively	-	-
Common stock - par value $0.0001; 300,000,000 and 116,666,667 shares authorized at December 31, 2023 and December 31, 2022, respectively; 61,940,878 and 44,108,661 issued and outstanding, at December 31, 2023 and December 31, 2022, respectively	6,194	4,411
Additional paid in capital	231,488,999	211,733,690
Accumulated deficit	(198,360,066)	(153,515,194)
Total stockholders’ equity	33,135,127	58,222,907
Total liabilities and stockholders’ equity	$92,164,682	$97,945,245

The accompanying footnotes are an integral part of these Consolidated Financial Statements.

ONDAS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2023	2022
Revenues, net	$15,691,430	$2,125,817
Cost of goods sold	9,310,256	1,016,654
Gross profit	6,381,174	1,109,163

Operating expenses:
General and administration	21,556,976	23,618,823
Sales and marketing	5,908,263	3,456,257
Research and development	17,145,235	24,044,005
Long-term equity investment impairment	1,500,000	-
Goodwill impairment	-	19,419,600
Total operating expenses	46,110,474	70,538,685

Operating loss	(39,729,300)	(69,429,522)

Other income (expense), net
Other income (expense), net	(659,625)	(76,127)
Interest income	123,874	25,542
Interest expense	(4,154,759)	(3,761,698)
Foreign exchange loss, net	(425,062)	-
Total other income (expense), net	(5,115,572)	(3,812,283)

Loss before income taxes	(44,844,872)	(73,241,805)

Provision for income taxes	-	-

Net loss	$(44,844,872)	$(73,241,805)
Less preferred dividends attributable to noncontrolling interest	512,207	-
Less deemed dividends attributable to accretion of redemption value	1,001,538	-
Net loss attributable to common stockholders	(46,358,617)	(73,241,805)

Net loss per share - basic and diluted	$(0.88)	$(1.73)

Weighted average number of common shares outstanding, basic and diluted	52,740,215	42,242,525

The accompanying footnotes are an integral part of these Consolidated Financial Statements.

ONDAS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Redeemable Noncontrolling Interest		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2022	-	$-	40,990,604	$4,099	$192,502,122	$(80,273,389)	$112,232,832
Issuance of shares in connection with acquisition of the assets of Ardenna, Inc	-	-	780,000	78	5,943,522	-	5,943,600
Issuance of shares per ATM agreement (net of offering costs)	-	-	864,674	86	6,090,330	-	6,090,416
Issuance of shares in connection with acquisition of the assets of Field of View LLC	-	-	16,000	2	75,518	-	75,520
Delivery of shares for restricted stock units	-	-	1,011,165	101	(101)	-	-
Issuance of shares for payment on convertible debt	-	-	415,161	42	1,199,958	-	1,200,000
Issuance of shares upon exercise of options	-	-	31,057	3	64,906	-	64,909
Stock-based compensation	-	-	-	-	5,857,435	-	5,857,435
Net loss	-	-	-	-	-	(73,241,805)	(73,241,805)
Balance, December 31, 2022	-	$-	44,108,661	$4,411	$211,733,690	$(153,515,194)	$58,222,907
Sale of redeemable preferred stock in Ondas Networks, net of issuance costs	429,123	10,406,949	-	-	(307,665)	-	(307,665)
Issuance of warrants in connection with the sale of redeemable preferred stock in Ondas Networks	-	-	-	-	4,593,051	-	4,593,051
Preferred dividends attributable to redeemable noncontrolling interest	-	512,207	-	-	(512,207)	-	(512,207)
Accretion of redeemable preferred stock in Ondas Networks	-	1,001,538	-	-	(1,001,538)	-	(1,001,538)
Issuance of shares in connection with acquisition of Airobotics, Ltd.	-	-	2,844,291	284	5,261,654	-	5,261,938
Issuance of shares in connection with acquisition of the assets of Iron Drone, Ltd.	-	-	46,129	5	85,795	-	85,800
Assumption of vested stock options in connection with acquisition of Airobotics, Ltd.	-	-	-	-	700,690	-	700,690
Issuance of shares for payment on convertible debt	-	-	14,028,022	1,403	9,847,884	-	9,849,287
Issuance of shares upon exercise of options	-	-	89,042	9	40,329	-	40,338
Delivery of shares for vesting of restricted stock units	-	-	824,733	82	(82)	-	-
Stock-based compensation	-	-	-	-	1,047,398	-	1,047,398
Net Loss	-	-	-	-	-	(44,844,872)	(44,844,872)
Balance, December 31, 2023	429,123	$11,920,694	61,940,878	$6,194	$231,488,999	$(198,360,066)	$33,135,127

The accompanying footnotes are an integral part of these Consolidated Financial Statements.

ONDAS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,844,872)	$(73,241,805)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	844,833	449,458
Amortization of debt discount and issuance cost	3,139,779	3,545,843
Amortization of intangible assets	4,147,092	3,570,090
Amortization of right of use asset	1,060,398	833,940
Retirement of assets	52,595	382,060
Loss on intellectual property	12,223	12,343
Impairment of goodwill	-	19,419,600
Impairment of long-term equity investment	1,500,000	-
Impairment of right of use asset and leasehold improvements	1,383,537	-
Impairment of property and equipment	1,127,768	-
Change in fair value of government grant liability	427,208	-
Stock-based compensation	1,047,398	5,857,435
Changes in operating assets and liabilities:
Accounts receivable	(3,213,453)	1,108,919
Inventory	1,481,078	(994,672)
Other current assets	(415,217)	(300,003)
Deposits and other assets	(318,460)	-
Accounts payable	1,241,951	554,744
Deferred revenue	(1,387,099)	(450,889)
Operating lease liability	(812,249)	(684,205)
Accrued expenses and other current liabilities	(494,029)	1,974,066
Net cash flows used in operating activities	(34,019,519)	(37,963,076)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(70,081)	(49,501)
Purchase of equipment	(211,035)	(2,880,900)
Proceeds from sale of equipment	48,768	-
Cash paid for Ardenna Inc. asset acquisition	-	(900,000)
Cash paid for Iron Drone asset acquisition	(135,000)	-
Cash acquired on the acquisition of Airobotics Ltd.	1,049,454	-
Investment in Dynam A.I.	-	(1,000,000)
Cash paid for Field of View LLC asset acquisition	(145,833)	(104,167)
Cash disbursement on note receivable	-	(2,000,000)
Net cash flows provided by (used in) investing activities	536,273	(6,934,568)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	40,338	64,909
Proceeds from convertible notes payable, net of issuance costs	9,309,513	27,702,292
Proceeds from government grant	189,752	-
Proceeds from sale of redeemable preferred stock in Ondas Networks, net of issuance costs	14,692,335	-
Payments on convertible notes payable	(4,354,911)	-
Payments on government grant liability	(6,576)	-
Payments on loan payable	(1,140,301)
Proceeds from sale of shares under ATM agreement	-	6,090,416
Net cash flows provided by financing activities	18,730,150	33,857,617

Decrease in cash, cash equivalents, and restricted cash	(14,753,096)	(11,040,027)
Cash, cash equivalents, and restricted cash beginning of period	29,775,096	40,815,123
Cash, cash equivalents, and restricted cash end of period	$15,022,000	$29,775,096

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$176,542	$14,187
Cash paid for income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Preferred dividends attributable to redeemable noncontrolling interest	$512,207	$-
Common stock and vested stock options in relation to acquisition of Airobotics, Ltd.	$5,962,628	$-
Common stock in relation to acquisition of the assets of Iron Drone, Ltd.	$85,000	$-
Debt exchanged for common stock	$9,849,287	$1,200,000
Warrants in relation to sale of redeemable preferred stock in Ondas Networks	$4,593,051	$-
Accretion of redeemable preferred stock in Ondas Networks	$1,001,538	$-
Non-cash consideration for purchase of intangible assets	$-	$6,019,120
Operating leases right-of-use assets obtained in exchange of lease liabilities	$3,875,700	$2,928,911

The accompanying footnotes are an integral part of these Consolidated Financial Statements.

ONDAS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company

Ondas Holdings Inc. (“Ondas Holdings”, “Ondas”, the “Company,” “we,” or “our”) was originally incorporated in Nevada on December 22, 2014, under the name of Zev Ventures Incorporated. On September 28, 2018, we acquired Ondas Networks Inc., a Delaware corporation (“Ondas Networks”), and changed our name to Ondas Holdings Inc. On August 5, 2021, we acquired American Robotics, Inc. (“American Robotics” or “AR”), a Delaware corporation. On January 23, 2023, we acquired Airobotics, Ltd. (“Airobotics”), an Israeli-based developer of autonomous drone systems. See Note 5 – Goodwill and Business Acquisition. On December 6, 2023, the Company formed Ondas Autonomous Holdings Inc. (“OAH”), a Nevada corporation, as an intermediate holding company which now wholly-owns American Robotics and Airobotics.

As a result, Ondas Networks, OAH, American Robotics and Airobotics became our subsidiaries. These subsidiaries are now Ondas’ primary focus. Ondas’ corporate headquarters are located in Marlborough, Massachusetts. Ondas Networks has offices and facilities in Sunnyvale, California, American Robotics’ offices and facilities are located in Sparks, Maryland and Marlborough, Massachusetts, and Airobotics’ offices and facilities are located in Petah Tikva, Israel.

Business Activity

Ondas is a leading provider of private wireless, drone, and automated data solutions through its subsidiaries Ondas Networks, OAH, Airobotics, and American Robotics. Airobotics is an Israeli-based developer of autonomous drone systems. American Robotics is a leading developer of highly automated commercial drone systems. Airobotics and American Robotics operate together under OAH as a separate business unit called Ondas Autonomous Systems. Ondas Networks and Ondas Autonomous Systems together provide users in rail, energy, mining, public safety and critical infrastructure and government markets with improved connectivity, data collection capabilities, and data collection and information processing capabilities. We operate Ondas Networks and Ondas Autonomous Systems as separate business segments, and the following is a discussion of each segment.

On February 14, 2023, the Company announced the formation of Ondas Autonomous Systems, a new business unit to manage the combined drone operations of subsidiaries American Robotics and Airobotics. Ondas Networks and Ondas Autonomous Systems together provide users in rail, energy, mining, public safety and critical infrastructure and government markets with improved connectivity, data collection capabilities, and data collection and information processing capabilities. We operate Ondas Networks and Ondas Autonomous Systems as separate business segments.

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

We design, develop, manufacture, sell and support FullMAX, our patented, Software Defined Radio (“SDR”) platform for secure, licensed, private, wide-area broadband networks. Our customers install FullMAX systems in order to upgrade and expand their legacy wide-area network infrastructure. We have targeted the North American freight rail operators for the initial adoption of our FullMAX platform. These rail operators currently operate legacy communications systems utilizing serial-based narrowband wireless technologies for voice and data communications. These legacy wireless networks have limited data capacity and are unable to support the adoption of new, intelligent train control and management systems. Our MC-IoT intellectual property has been adopted by the Institute of Electrical and Electronics Engineers (“IEEE”), the leading worldwide standards body in data networking protocols, and forms the core of the IEEE 802.16 standard. Because standards-based communications solutions are preferred by our mission-critical customers and ecosystem partners, we continue to take a leadership position in IEEE as it relates to wireless networking for industrial markets. As such, management believes this standards-based approach supports the adoption of our technology across a burgeoning ecosystem of global partners and end markets.

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

Ondas Autonomous Systems

Our Ondas Autonomous Systems business unit develops and integrates drone-based solutions focusing on high-performance critical applications for government and Tier-1 commercial enterprises. Ondas is marketing comprehensive drone-based solutions to address the needs of governmental and commercial customers based on its commercially available platforms: the Optimus System™, a fully autonomous drone platform capable of continuous and multipurpose aerial data capturing and analytics, and the Iron Drone Raider™, a fully autonomous interceptor drone designed to neutralize small hostile drones. Airobotics acquired the assets of Iron Drone on March 6, 2023.

Our unique, fully autonomous platforms enable cutting-edge aerial capabilities and are designed to serve and protect critical infrastructure and operations. Our business focuses on end-user entities in Public Safety, Defense, Homeland Security, Smart City, Port Authorities, State Departments, and other governmental entities together with commercial customers of industrial sensitive facilities such as Oil & Gas, Seaports, Mining, and Heavy Construction. For these industries, Ondas Autonomous Systems provides specialized real-time aerial data capturing and aerial protection solutions in the most complex environments such as urban areas, sensitive and critical facilities and field area operations, and high-priority projects. In addition, we offer a wide suite of supplementary, enabling services for successful implementation such as AI data analytics, data automation, IT implementation, safety planning, certification, training, and maintenance, handling all the complex aspects of such high-performance drone operations.

Our portfolio companies, American Robotics and Airobotics, form a unique, powerful, and synergistic combination covering all the aspects required for successful Aerospace business together with data technologies and services for digital transformation industries. Our companies are specialized in addressing all the challenges arising along these types of product lifecycles including research and development, manufacturing, certification, and ongoing support.

Ondas Autonomous Systems and its portfolio companies have already gained a track record of industry-leading regulatory successes including the securing of the first-of-its-kind Type Certification (TC) from the FAA for the Optimus 1-EX UAV on September 25, 2023, becoming the first autonomous security data capture UAV to achieve this distinction. TC, recognized as the highest echelon of Airworthiness Certification, streamline operational approvals for broad flight operations over people and infrastructure. The certification verifies the compliance of the system’s design with the required FAA airworthiness and noise standards, ensuring safe operation within the US National Airspace System (NAS) thereby significantly broadening the range of operational scenarios and scaling up of operations for automated UAS. Achieving FAA Type Certification will enable drone operations beyond-visual-line-of-sight (BVLOS) without a human operator on-site. With a strong footprint in the US market and worldwide, we believe that Ondas Autonomous Systems is well-positioned with proven technology, a unique offering, and strong capabilities to strategically transform critical operations with our cutting-edge drone tech and capabilities.

Liquidity

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. On December 31, 2023, we had an accumulated deficit of approximately $198,360,000. On December 31, 2023, we had net long-term borrowings outstanding of approximately $5,368,000 net of debt discount and issuance costs of approximately $392,000 and short-term borrowings outstanding of approximately $26,213,000, net of debt discount and issuance costs of approximately $1,968,000. On December 31, 2023, we had cash and restricted cash of approximately $15,022,000 and a working capital deficit of approximately $12,334,000.

In October 2022, the Company entered into a convertible debt agreement, which provided cash proceeds of approximately $27,702,000. Also in 2022, the Company raised approximately $6,090,000 through the ATM Offering. In 2023, we raised approximately $14,692,000 of net proceeds from the sale redeemable preferences shares in Ondas Networks and warrants in Ondas Holdings to third parties, and approximately $9,310,000 from a second convertible debt agreement. In February 2024, we raised gross proceeds of approximately $4,500,000 from issuing additional redeemable preference shares in Ondas Networks and warrants in Ondas Holdings to third parties, and approximately $4,100,000 from issuing common stock in Ondas Holdings and warrants in OAH.

We expect to fund our operations for the next twelve months from the filing date of this Annual Report on Form 10-K from the cash on hand as of December 31, 2023, proceeds from the 2024 financing activities discussed above, gross profits generated from revenue growth, potential prepayments from customers for purchase orders, potential proceeds from warrants issued and outstanding, and additional funds that we may seek through equity or debt offerings and/or borrowings under additional notes payable, lines of credit or other sources. There is substantial doubt that the funding plans will be successful and therefore the conditions discussed above have not been alleviated. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for one year from April 1, 2024, the date the Consolidated Financial Statements were available to be issued.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Company and our subsidiaries, Ondas Networks, American Robotics, and Airobotics. All inter-company accounts and transactions between these entities have been eliminated in these Consolidated Financial Statements. The functional currency of the Company and all of our subsidiaries is the U.S. dollar.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair values of the underlying net assets of an acquired business. The Company tests goodwill for impairment on an annual basis during the fourth quarter of its fiscal year, or immediately if conditions indicate that such impairment could exist. The Company evaluates qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value and whether it is necessary to perform goodwill impairment process. The impairment of Goodwill was $0 and $19,419,600 for the years ended December 31, 2023 and 2022, respectively, see Note 5 – Goodwill and Business Acquisition, for further details.

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

Use of Estimates

The process of preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements. Such management estimates include those relating to allocation of consideration for business combinations to identifiable tangible and intangible assets, revenue recognition, inventory write-downs to reflect net realizable value, fair values of financial instruments and goodwill, assumptions used in the valuation of stock-based awards and valuation allowances against deferred tax assets. Actual results could differ from those estimates.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. On December 31, 2023 and 2022, we had no cash equivalents. The Company periodically monitors its positions with, and the credit quality of the financial institutions with which it invests. Periodically, throughout the year, and as of December 31, 2023, the Company has maintained balances in excess of federally insured limits. As of December 31, 2023, the Company was approximately $13,972,000 in excess of federally insured limits.

Accounts Receivable

Accounts receivable are stated at a gross invoice amount less an allowance for credit losses as well as net of any discounts or other forms of variable consideration. We estimate allowance for credit losses by evaluating specific accounts where information indicates our customers may have an inability to meet financial obligations, such as customer payment history, credit worthiness and receivable amounts outstanding for an extended period beyond contractual terms. We use assumptions and judgment, based on the best available facts and circumstances, to record an allowance to reduce the receivable to the amount expected to be collected. These allowances are evaluated and adjusted as additional information is received. We had no allowance for credit losses as of December 31, 2023 and 2022.

Inventory

Inventories, which consist solely of raw materials, work in process and finished goods, are stated at the lower of cost (first-in, first-out) or net realizable value, net of reserves for obsolete inventory. We continually analyze our slow-moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. On December 31, 2023 and 2022, such reserves were $100,254.

Inventory consists of the following:

	December 31, 2023	December 31, 2022
Raw Material	$1,499,727	$2,041,776
Work in Process	782,770	89,080
Finished Goods	4,403	142,415
Less Inventory Reserves	(100,254)	(100,254)
Total Inventory, Net	$2,186,646	$2,173,017

Property and Equipment

All additions, including improvements to existing facilities, are recorded at cost. Maintenance and repairs are charged to expense as incurred. Depreciation of property and equipment is principally recorded using the straight-line method over the estimated useful lives of the assets. The estimated useful lives typically are (i) 3 to 7 years for computer equipment, (ii) 5 years for vehicles and docking stations and drones, (iii) 7 - 17 years for furniture and fixtures, (iv) 5 to 7 years for development equipment, and (v) 3 years for machinery and equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. Upon the disposal of property, the asset and related accumulated depreciation accounts are relieved of the amounts recorded therein for such items, and any resulting gain or loss is recorded in operating expenses in the year of disposition.

Software

Costs incurred internally in researching and developing a software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to production. The amortization of these costs is included in cost of revenue over the estimated life of the products. As of December 31, 2023 and December 31, 2022, the Company had no internally developed software.

Impairment of Long-Lived Assets

Long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. The impairment of long-lived assets was $2,523,528 and $12,343 for the years ended December 31, 2023 and 2022, respectively. For additional information on the asset impairment charges, see Note – 2 Summary of Significant Account Policies, Leases, and Note 4 – Property and Equipment.

Research and Development

Costs for research and development are expensed as incurred except for research and development equipment with alternative future use. Research and development expenses consist primarily of salaries, salary related expenses and costs of contractors and materials.

Fair Value of Financial Instruments

Our financial assets and liabilities measured at fair value on a recurring basis consist primarily of receivables, accounts payable, accrued expenses and short- and long-term debt. The carrying amount of receivables, accounts payable and accrued expenses approximate our fair value because of the short-term maturity of such instruments. Our financial assets measured at fair value on a nonrecurring basis include right of use assets, goodwill and intangibles, which are adjusted to fair value whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Our estimate of the fair value of right of use assets, goodwill and intangibles are based on expected future cash flows and actual results may differ from those estimates.

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

The Company had no assets or liabilities that were required to be valued at fair value as of December 31, 2022. The Company had Level 3 assets that are required to be valued at fair value as of December 31, 2023, see Note – 2 Summary of Significant Account Policies, Leases, and Note 4 – Property and Equipment.

The Company also had Level 3 liabilities that are required to be valued at fair value as of December 31, 2023. The fair value of the government grant liability is determined as the sum of 3% royalty payments on forecasted future sales, discounted using the effective interest method. As of December 31, 2023, the Company made the following assumptions: (i) royalty payments will be made on future sales through 2026, and (ii) the effective interest rate is a range of 17-19%. The following table provides a reconciliation of the beginning and ending balances for the Level 3 government grant liability measured at fair value using significant unobservable inputs:

Government Grant Liability
Balance as of January 24, 2023	$1,783,403
Repayment on liability	(6,576)
Government grant liability assumed from Iron Drone asset purchase	307,122
Fair value adjustment to government grant liability assumed from Iron Drone asset purchase	48,795
Government grant proceeds received, adjusted to fair value	128,803
Net Loss on change in fair value of liability	488,157
Balance as of December 31, 2023	$2,749,704

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financing as deferred offering costs until such financing is consummated. After consummation of equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs are expensed immediately as a charge to other income (expense) in the consolidated statement of operations. For the years ended December 31, 2023 and 2022, the Company recorded a reduction in proceeds received of $0 and $35,841, respectively, related to the ATM Offering. See Note 10 – Stockholders’ Equity.

On July 11, 2023, the Company and the Sales Agent (as defined below), mutually agreed to terminate the ATM Agreement (as defined below), and the Company expensed the remaining deferred offering costs of $145,293 during the year ended December 31, 2023. For the year ended December 31, 2022, the Company expensed offering costs of $45,823. The deferred offering costs outstanding as of December 31, 2023 and 2022, were $0 and $145,293, respectively.

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

Redeemable Noncontrolling Interests

On July 9, 2023, Ondas Networks Inc. entered into an Agreement with a third party for the sale of redeemable preferred stock in Ondas Networks. The preferred stock accrues dividends at the rate per annum of eight percent (8%) of the original issue price and can be redeemed at the request of the Holder at any time after the fifth anniversary for the greater of two times the initial investment plus accrued dividends or the amount that would be due if the Preferred Stock was converted into Common Stock (see Note 11 – Redeemable Noncontrolling Interest). The applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. As a result, the Company recorded the noncontrolling interest as redeemable noncontrolling interest and classified it in temporary equity within its consolidated balance sheet initially at its acquisition-date estimated redemption value or fair value. In addition, the Company has elected to accrete the redeemable noncontrolling interest to the full redemption value as of the earliest redemption date by accruing dividends at 8% per annum and accreting the redemption value to two times the initial investment over five years using the effective interest rate method.

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

Advertising and Promotional Expenses

We expense advertising and promotional costs as incurred. We recognized expense of $182,070 and $80,934 for the years ended December 31, 2023, and 2022, respectively. These costs are included in Sales and marketing on the accompanying Consolidated Statements of Operations.

Post-Retirement Benefits

We have one 401(k) Savings Plan for US employees that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this 401(k) Plan, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. We recognized expense of $328,357 and $351,837 for the years ended December 31, 2023, and 2022, respectively.

Airobotics’ post-employment benefits are usually funded by deposits with insurance companies and are classified as defined deposit plans or defined benefit plans. Airobotics’ has defined deposit plans, in accordance with Section 14 of Severance Compensation Israeli Law, 1963, according to which Airobotics regularly makes its payments without having a legal or implied obligation to make additional payments even if the fund has not accumulated sufficient amounts to pay all employee benefits, in the current period and in previous periods. Deposits to a defined benefit plan for severance pay or benefits, are recognized as an expense when deposited with the plan in parallel with receiving work services from the employee. All of Airobotics’ employees in Israel are subject to Section 14 of Severance Compensation Israeli Law. We recognized expense of $624,758 for the period of January 24, 2023 through December 31, 2023 related to these post-employment benefits.

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

Ondas Autonomous Systems generates revenue through the sales of their Optimus system and separately priced support, maintenance and ancillary services directly related to the sale of the Optimus system. Ondas Autonomous Systems also generates service revenue by selling a data subscription service to its customers based on the information collected by their autonomous systems.

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

Collaboration Arrangements Within the Scope of ASC 808, Collaborative Arrangements

The Company’s development revenue includes contracts where the Company and the customer work cooperatively to develop software and hardware applications. The Company analyzes these contracts to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and are therefore within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements that are deemed to be within the scope of ASC 808, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company’s policy is generally to recognize amounts received from collaborators in connection with joint operating activities that are within the scope of ASC 808 as a reduction in research and development expense. As of December 31, 2023 and 2022, the Company has not identified any contracts with its customers that meet the criteria of ASC 808.

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

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the products or services promised within each contract and determines those that are performance obligations and assesses whether each promised product or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales and other taxes collected on behalf of third parties are excluded from revenue. For the years ended December 31, 2023 and 2022, none of our contracts with customers included variable consideration

Contracts that are modified to account for changes in contract specifications and requirements are assessed to determine if the modification either creates new or changes the existing enforceable rights and obligations. Generally, contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. For the years ended December 31, 2023 and 2022, there were no modifications to contract specifications.

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

Development revenue is comprised primarily of non-recurring engineering service contracts to develop software and hardware applications for various customers. For Ondas Networks, in 2023, a significant portion of this revenue is generated from one parent customer whereby Ondas Networks is to develop such applications to interoperate within the customers infrastructure. For these contracts, Ondas Networks and the customers work cooperatively, whereby the customers’ involvement is to provide technical specifications for the product design, as well as, to review and approve the project progress at various markers based on predetermined milestones. The products developed are not able to be sold to any other customer and are based in part upon existing Ondas Networks and customer technology. Development revenue is either recognized at the point in time when those services have been provided to the customer and the performance obligation has been satisfied recognized, or as services are provided over the life of the contract as Ondas Networks has an enforceable right to payment for services completed to date and there is no alternative use of the product, depending on the contract.

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

Ondas Autonomous Systems’ product revenue is comprised of sales of the Optimus system which includes a drone, docking station, different flown sensors (payloads), communications system, batteries, and others. The Optimus system is sold with a limited one-year basic warranty included in the price. The limited one-year basic warranty is an assurance-type warranty, is not a separate performance obligation, and thus no transaction price is allocated to it. The nature of tasks under the limited one-year basic warranty only provides for remedying defective product(s) covered by the warranty. Product revenue is generally recognized when the customer obtains control of our product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract, or upon installation when the combined performance obligation is not distinct within the context of the contract.

Ondas Autonomous Systems’ service revenue is comprised of separately priced support and maintenance sales, as well as ancillary services directly related to the sale of the Optimus system including product training, installation, and onsite support. Ondas Autonomous Systems also generates service revenue by selling a data subscription service to its customers based on the information collected by their autonomous systems. The customer pays for a monthly, annual, or multi-annual subscription service to remotely access the data collected by their autonomous systems. Ancillary service revenues are recognized at the point in time when those services have been provided to the customer and the performance obligation has been satisfied. The Company allocates the transaction price to the service based on the stand-alone selling prices of these performance obligations, which are stated in our contracts.

Ondas Autonomous Systems’ payment terms vary and range from Net 30 days to Net 60 days from the date of the invoices for product and services related revenue. Ondas Autonomous Systems’ payment terms for the majority of their development related revenue carry milestone-related payment obligations which span the contract life. For milestone-based contracts, the customer reviews the completed milestone and once approved, makes payment pursuant to the applicable contract.

Disaggregation of Revenue

The following tables present our disaggregated revenues by Type of Revenue and Timing of Revenue.

	Years Ended December 31,
	2023	2022
Type of Revenue
Product revenue	$12,102,388	$872,660
Service and subscription revenue	2,126,560	319,140
Development revenue	1,462,482	934,017
Total revenue	$15,691,430	$2,125,817

	Years Ended December 31,
	2023	2022
Timing of Revenue
Revenue recognized point in time	$14,071,906	$872,660
Revenue recognized over time	1,619,524	1,253,157
Total revenue	$15,691,430	$2,125,817

	Years Ended December 31,
	2023	2022
Country of Revenue, based on location services were provided or product was shipped to:
United States	$5,717,832	$2,125,817
United Arab Emirates	8,521,393	-
United Kingdom	995,357	-
Israel	429,107	-
India	27,741	-
Total revenue	$15,691,430	$2,125,817

Contract Assets and Liabilities

We recognize a receivable or contract asset when we perform a service or transfer a good in advance of receiving consideration. A receivable is recorded when our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. A contract asset is recorded when we have recognized revenue over time in accordance with meeting our performance obligation but are unable to invoice the customer yet based on the contractual invoicing terms. The contract asset is reclassified to a receivable when the right to consideration becomes unconditional. The table below details the activity in our contract assets during the year ended December 31, 2023. We did not have any contract assets recorded as of December 31, 2022. Contract assets are included in Other current assets on the Consolidated Balance Sheet.

Year Ended December 31, 2023
Balance at beginning of period	$-
Contract assets recognized	928,995
Reclassification to Accounts receivable, net	(109,888)
Balance at end of period	$819,107

We recognize a contract liability (deferred revenue) when we receive consideration from a customer, or if we have the unconditional right to consideration (i.e., a receivable), prior to satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. The table below details the activity in our contract liabilities during the years ended December 31, 2023 and 2022.

	Years Ended December 31,
	2023	2022
Balance, beginning of year	$61,508	$512,397
Additions	2,438,655	527,268
Transfer to revenue	(2,223,219)	(978,157)
Balance, end of year	$276,944	$61,508

Revenue recognized during the year ended December 31, 2023 that was included in the contract liability opening balance was $61,508.

Warranty Reserve

For our software and hardware products, we provide a limited one-year assurance-type warranty and for our development service, we provide no warranties. The assurance-type warranty covers defects in material and workmanship only. If a software or hardware component is determined to be defective after being tested by the Company within the one-year, the Company will repair, replace or refund the price of the covered hardware and/or software to the customer (not including any shipping, handling, delivery or installation charges). We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance-type warranties and has determined that the estimated outstanding warranty obligation as of December 31, 2023 and 2022 are immaterial to the Company’s financial statements.

Leases

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. During the year ended December 31, 2023, the Company’s operating leases consisted of office spaces in Sunnyvale, CA, Marlborough, MA (the “American Robotics Lease”), Waltham, MA (the “Waltham Lease”), and Petah Tikva, Israel (the “Airobotics Leases”).

On January 22, 2021, we entered into a 24-month lease (effective April 1, 2021) with the owner and landlord (the “2021 Gibraltar Lease”), wherein the base rate is $45,000 per month, with a security deposit in the amount of $90,000. On April 1, 2023, the Company amended the 2021 Gibraltar Lease to extend the lease through September 30, 2023, wherein the base rate is $65,676 per month. On November 6, 2023, the Company amended the 2021 Gibraltar Lease, as amended to further extend the lease through June 30, 2024, wherein the base rate is $68,959 per month.

On August 5, 2021, the Company acquired American Robotics and the American Robotics Lease, located in Marlborough, Massachusetts, wherein the base rate is $15,469 per month, with an annual increase of 3% through January 2024, with a security deposit of $24,166. On August 19, 2021, American Robotics amended the American Robotics Lease to reduce their space to approximately 10,450 square feet. The amendment reduced their annual base rent to $8,802 per month, with an annual increase of 3% through January 31, 2024. On November 10, 2023, American Robotics amended the American Robotics Lease, as amended to extend the existing lease term from January 31, 2024 to January 31, 2026 and to relinquish a portion of the leased outdoor space. The annual base rent is $14,586 per month starting February 1, 2024, with an annual increase of 3.5% through January 2026. These facilities also serve as Ondas’ corporate headquarters.

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

On August 7, 2023, Ondas Networks entered into a 72-month lease agreement with the owner and landlord of office space in Sunnyvale, CA (the “Oakmead Lease”). The Oakmead Lease commenced on October 1, 2023, and is an operating lease through September 30, 2029. Base rent is $77,533 per month, increasing approximately 3% annually, with a security deposit due in the amount of $269,428. Base rent shall be abated during the first twelve months of the term of the lease.

On January 15, 2024, American Robotics entered into an agreement to sublet their full leased space, leasehold improvements, and remaining furniture and fixtures in Waltham, Massachusetts through April 30, 2029, the remaining lease term, for $22,920 per month from May 1, 2024 through April 30, 2025, then $41,250 per month from May 1, 2025 through April 30, 2029. The sublease is an operating lease. This event indicated that the carrying amount of the right of use asset, leasehold improvements, and remaining furniture and fixtures in Waltham, Massachusetts (the “Asset Group”) may not be recoverable. The Asset Group was tested for recoverability using the undiscounted cash flows from the sublease and the Company found the Asset Group to be impaired. The Company determined the Level 3 fair value of the Asset Group using the sum of future cash flows from the sublease, discounted to the present value using an assumed discount rate of 10.5%. Based on this valuation, the Company recorded an impairment charge of $1,383,536 related to the right of use asset associated with this Asset Group, which is included in General and administrative expenses in the Company’s Consolidated Statements of Operations for the year ended December 31, 2023.

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

Lease Costs

	Years ended December 31,
	2023	2022
Components of total lease costs:
Operating lease expense	$1,231,198	$1,151,453
Common area maintenance expense	277,865	103,691
Short-term lease costs (1)	813,797	48,870
Total lease costs	$2,322,860	$1,304,014

(1)	Represents short-term leases with an initial term of 12 months or less, which are immaterial.

Lease Positions as of December 31, 2023 and 2022

ROU lease assets and lease liabilities for our operating leases were recorded in the consolidated balance sheet as follows:

	December 31,
	2023	2022
Assets:
Operating lease assets	$4,701,865	$2,930,996
Total lease assets	$4,701,865	$2,930,996

Liabilities:
Operating lease liabilities, current	$685,099	$580,593
Operating lease liabilities, net of current	5,800,710	2,456,315
Total lease liabilities	$6,485,809	$3,036,908

Other Leases Information

	Years ended December 31,
	2023	2022
Operating cash flows for operating leases	$1,038,556	$878,627

Weighted average remaining lease term (in years)- operating lease	4.73	5.86
Weighted average discount rate – operating lease	9.99%	5.78%

Undiscounted Leases Cash Flows

Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet on December 31, 2023, as follows:

Years ending December 31,
2024	815,880
2025	1,802,201
2026	1,653,139
2027	1,568,688
2028	1,616,022
Thereafter	999,204
Total future minimum lease payments	$8,455,134
Lease imputed interest	(1,969,325)
Total	$6,485,809

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders (the numerator) by the weighted average number of shares of Common Stock outstanding for each period (the denominator). Income available to common stockholders shall be computed by deducting the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from net income.

The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the numerator may have to adjust for any dividends and income or loss associated with potentially dilutive securities that are assumed to have resulted in the issuance of shares of common stock, and the denominator may have to adjust to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued during the period to reflect the potential dilution that could occur from shares of common stock issuable through stock options, warrants, restricted stock units, or convertible preferred stock. For purposes of determining diluted earnings per common share, the treasury stock method is used for stock options, warrants, and restricted stock units, and the if-converted method is used for convertible preferred stock as prescribed in ASC Topic 260. Because of the net loss for the years ended December 31, 2023 and 2022, the impact of including this in our computation of diluted net loss per share was anti-dilutive.

The following potentially dilutive securities for the years ended December 31, 2023 and 2022 have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	Years Ended December 31,
	2023	2022
Warrants to purchase common stock	12,566,092	1,901,802
Options to purchase common stock	4,854,507	2,412,286
Potential shares issuable under 2022 Convertible Exchange Notes	62,084,776	24,177,835
Potential shares issuable under 2023 Additional Notes	29,125,732	-
Restricted stock units	554,466	1,111,617
Total potentially dilutive securities	109,185,573	29,603,540

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits. As of December 31, 2023, the Company was approximately $13,972,000 in excess of federally insured limits.

Credit is extended to customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintain an allowance for credit losses.

Concentration of Customers

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue. Revenue from significant customers, those representing 10% or more of total revenue, was composed of three customers accounting for 42%, 33% and 22% of the Company’s revenue for the year ended December 31, 2023, respectively. One customer accounted for 89% of the Company’s revenue for the year ended December 31, 2022.

Accounts receivable from significant customers, those representing 10% or more of the total accounts receivable, were composed of three customers accounting for 61%, 22% and 12%, respectively, of the Company’s accounts receivable balance as of December 31, 2023. Two customers accounted for 67% and 33% of the Company’s accounts receivable balance as of December 31, 2022, respectively.

Recently Adopted Accounting Pronouncements and SEC Rules

As of January 1, 2023, the Company adopted the following Accounting Standards Updates (ASU), and the adoption had no impact on our accompanying Consolidated Financial Statements:

1.	ASU No. 2022-02, Financial Instruments—Credit Losses: Troubled Debt Restructurings and Vintage Disclosures, as an amendment to ASU No. 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

2.	ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers; and

3.	ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

On September 29, 2022, the Financial Accounting Standards Board (FASB) issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which enhances the transparency about the use of supplier finance programs for investors and other allocators of capital. Under the new ASU, a company that uses a supplier finance program in connection with the purchase of goods or services will be required to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. ASU No. 2022-04 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022, except for the roll forward of the supplier finance program obligations, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The adoption of this pronouncement as of January 1, 2023 did not have a material impact on our accompanying Consolidated Financial Statements.

In July 2023, the SEC adopted the final rule under SEC Release No. 33-11216, Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure, requiring disclosure of material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy and governance in annual reports. The Company has included the Regulation S-K Item 1C disclosure requirements under this rule in our Annual Report on Form 10-K for the year ended December 31, 2023. Incident disclosure requirements in Form 8-K will be effective for us on June 15, 2024.

Recently Issued Accounting Pronouncements Not Yet Adopted

On September 30, 2022, the FASB issued ASU No. 2022-03, which (1) clarifies existing guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and (2) introduces new disclosure requirements for equity securities subject to contractual sale restrictions. The ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security. Instead, the contractual sale restriction is a characteristic of the reporting entity. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value. Additionally, the ASU clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company has evaluated the effects of the adoption of ASU No. 2022-03, and it is not expected to have an impact on the Company’s Consolidated Financial Statements.

In October 2023, the FASB issued ASU No. 2023-06, which incorporates 14 of the 27 disclosures referred to by the SEC in their SEC Release No. 33-10532, Disclosure Update and Simplification, issued on August 17, 2018. The amendments in this ASU modify the disclosure or presentation requirements of a variety of Topics in the Codification and apply to all reporting entities within the scope of the affected Topics unless otherwise indicated. The amendments in this ASU should be applied prospectively. For public business entities, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company has evaluated the effects of the adoption of ASU No. 2022-03, and it is not expected to have an impact on the Company’s Consolidated Financial Statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which amends and enhances the disclosure requirements for reportable segments. All disclosure requirements under this standard will also be required for public entities with a single reportable segment. The new standard will be effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within fiscal years beginning after December 15, 2024. The Company is currently assessing the impact of adopting this standard on the Company’s Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-08, “Accounting for and Disclosure of Crypto Assets”, which amends and enhances the disclosure requirements for crypto assets. The new requirements will be effective for public business entities for fiscal periods beginning after December 15, 2024. The Company has evaluated the effects of the adoption of ASU No. 2022-08, and it is not expected to have an impact on the Company’s Consolidated Financial Statements

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures”, which requires companies to provide disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The new requirements will be effective for public business entities for fiscal periods beginning after December 15, 2024. The Company is currently assessing the impact of adopting this standard on the Company’s Consolidated Financial Statements.

Reclassification

Certain amounts reported in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 3 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	Years Ended December 31,
	2023	2022
Prepaid insurance	$1,035,071	$782,538
Advance to vendors	442,727	323,698
Deferred offering costs	-	145,293
Contract asset	819,107	-
VAT input credit	232,048	-
Receivables from employees	40,117	-
Other prepaid expenses and current assets	398,549	498,084
Total other current assets	$2,967,619	$1,749,613

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Years Ended December 31,
	2023	2022

Vehicles	$149,916	$149,916
Computer equipment	363,141	348,408
Furniture and fixtures	332,804	461,352
Leasehold improvements	2,534,014	2,093,812
Development equipment	294,288	342,142
Drones and base stations	3,928,958	-
Machinery and Equipment	60,321	-
Construction in progress	395,340	330,541
	8,058,782	3,726,171
Less: accumulated depreciation	(3,882,824)	(702,886)
Total property and equipment	$4,175,958	$3,023,285

Depreciation expense for the years ended December 31, 2023 and 2022 was $844,833 and $449,458, respectively. For the year ended December 31, 2023, the Company recognized a loss on disposal of Computer equipment of $52,595. For the year ended December 31, 2022, the Company recognized a loss on disposal of obsolete Drones and base stations totaling $382,060. Loss on disposal of assets is included in Other income (expense), net in the Company’s Consolidated Statements of Operations for the years ended December 31, 2023 and 2022. As of December 31, 2023, there was $1,939,716 of net property and equipment located in Israel and $298,363 of net property and equipment located in United Arab Emirates.

In connection with the American Robotics sublease effective January 15, 2024, see Note – 2 Summary of Significant Account Policies, Leases, the Company recorded an impairment charge of $1,127,769 related to the Leasehold improvements and Furniture and fixtures associated with the Asset Group, which is included in General and administrative expenses in the Company’s Consolidated Statements of Operations for the year ended December 31, 2023.

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

At the effective time of the Merger (the “Effective Time”), each ordinary share of Airobotics, par value NIS 0.01 per share (the “Airobotics Ordinary Shares”), issued and outstanding (other than shares owned by Airobotics or its subsidiaries (dormant or otherwise) or by the Company or Merger Sub) was converted into, and exchanged for 0.16806 (the “Exchange Ratio”) fully paid and nonassessable shares of Common Stock of the Company, without interest and subject to applicable tax withholdings (“Merger Consideration”). All fractional shares of the Company Common Stock that would have otherwise been issued to a holder of Airobotics Ordinary Shares as part of the Merger Consideration were rounded up to the nearest whole share based on the total number of shares of the Company’s Common Stock issued to such holder of Airobotics Ordinary Shares. Holders of Airobotics Ordinary Shares received approximately 2.8 million shares as consideration (excluding approximately 1.7 million shares underlying equity awards to be outstanding following the Merger).

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

As a result of the Merger, the Company is dual listed on The Nasdaq Stock Market (“Nasdaq”) and the Tel Aviv Stock Exchange (“TASE”). The first trading day of the Company’s shares on TASE was January 26, 2023. On February 8, 2024, the Company took steps to voluntarily delist the Company’s common stock from trading on TASE. Pursuant to Israeli law, the delisting of the Company’s Common Stock is expected to take effect three months following the date of the Company’s request to the TASE to delist the Company’s common stock, which occurred on February 8, 2024. The Company’s Common Stock will continue to be listed for trading on Nasdaq, and all of the shares traded on the TASE are expected to be transferred to Nasdaq where they can continue to be traded. See the Current Report on Form 8-K filed with the SEC on February 8, 2024 for further details.

The following table summarizes the consideration paid for Airobotics and the preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

Purchase price consideration
Common Stock – 2,844,291 Shares	$5,261,938
Vested Stock Options – 773,244 Shares	700,690
Warrants – 586,440 Warrants to purchase shares	-
Total purchase price consideration	$5,962,628

Estimated fair value of assets acquired:
Cash and cash equivalents and restricted cash	$1,049,454
Accounts receivable	112,245
Inventory	1,494,707
Other current assets	835,664
Property and equipment	3,015,602
Right of use asset	339,104
Intangible assets	5,977,926
Other long-term assets	62,851
Total estimated fair value of assets acquired	12,887,553

Estimated fair value of liabilities assumed:
Accounts payable	969,242
Customer Prepayments	1,602,535
Government grant liability	1,783,403
Other loans	1,140,301
Other payables	1,156,057
Lease liabilities	385,450
Loan from related party	2,032,875
Total estimated fair value of liabilities assumed	9,069,863

Net Assets Acquired	$3,817,690

Goodwill	$2,144,938

The exercise price of the warrants included in the purchase price consideration far exceeded the Company’s stock price at the date of acquisition, thus the value of warrants was deemed de minimis.

The intangible assets acquired include the developed technology, marketing-related assets, and customer relationships (see Note 6 – Intangible Assets). The final purchase price allocation has changed from the preliminary allocation because of changes in the valuation of property and equipment and intangibles. During the year ended December 31, 2023, measurement period adjustments were made of (1) $68,483 to reduce the estimated fair value of property and equipment and increase goodwill, respectively, and (2) $80,000 to reduce the valuation of the customer relationships intangible asset and increase goodwill, respectively.

Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes.

Our results for the year ended December 31, 2023 include results from Airobotics between January 24, 2023 and December 31, 2023. The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of Airobotics had occurred on January 1, 2022. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred on January 1, 2022 or what the Company’s operating results will be in future periods.

	(Unaudited) Years Ended December 31,
	2023	2022
Revenue, net	$15,723,466	$2,874,232
Net loss	$(45,195,015)	$(85,966,141)
Net Loss Per Share – basic and diluted	$(0.86)	$(1.90)

Goodwill Impairment

The Company has recognized goodwill as part of the American Robotics acquisition in 2021 and Airobotics acquisition in 2023. The changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022, are as follows:

Ondas Autonomous Systems
Balance as of January 1, 2022	$45,026,583
Impairment loss	(19,419,600)
Balance as of December 31, 2022	25,606,983
Goodwill acquired	2,144,938
Balance as of December 31, 2023	$27,751,921

Goodwill is tested for impairment in the fourth quarter after the annual forecasting process. In December 2023, the Company bypassed the qualitative analysis and proceeded directly to a quantitative analysis. The Company engaged a third-party service provider to carry out a valuation of the Ondas Autonomous Systems reporting unit. Using a discounted cash flow analysis and updated forecasts for revenue and cash flows, it was determined that the fair value of the Ondas Autonomous Systems reporting unit was higher than the carrying value as of December 31, 2023, and no further impairment to goodwill was necessary as of December 31, 2023.

In December 2022, the Company initially carried out a qualitative analysis and determined that because of changes in market conditions as well as a slower increase in revenue than previously forecast, it was more likely than not that goodwill was impaired. The Company engaged a third-party service provider to carry out a valuation of the Ondas Autonomous Systems reporting unit. Using a discounted cash flow analysis and revised forecasts for revenue and cash flows that are lower than the previous valuation, it was determined that the fair value of the Ondas Autonomous Systems reporting unit was lower than the carrying value as of December 31, 2022, and an impairment of $19,419,600 was recognized in Operating expenses in the Consolidated Statements of Operations for the year ending December 31, 2022.

NOTE 6 – INTANGIBLE ASSETS

The components of intangible assets, all of which are finite lived, were as follows:

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life

Patents	$117,810	$(43,153)	$74,657	$82,431	$(27,331)	$55,100	10
Patents in process	142,239	-	142,239	119,760	-	119,760	N/A
Licenses	241,909	(89,859)	152,050	241,909	(65,665)	176,244	10
Software	211,411	(167,412)	43,999	161,284	(84,682)	76,602	3
Trademarks	3,230,000	(776,235)	2,453,765	3,230,000	(453,242)	2,776,758	10
FAA waiver	5,930,000	(1,425,101)	4,504,899	5,930,000	(832,113)	5,097,887	10
Developed technology	27,977,331	(5,632,170)	22,345,161	23,270,614	(2,752,353)	20,518,261	3 - 10
Non-compete agreements	840,000	(840,000)	-	840,000	(840,000)	-	1
Marketing-related assets	890,000	(82,540)	807,460	-	-	-	10
Customer relationships	1,010,000	(205,048)	804,952	60,000	(16,839)	43,161	5
	$40,590,700	$(9,261,518)	$31,329,182	$33,935,998	$(5,072,225)	$28,863,773

Amortization expense for the year ended December 31, 2023 and 2022 was $4,147,092 and $3,570,090, respectively.

We recognized losses on intellectual property of $12,223 and $12,343 due to expiration of patent applications for the years ended December 31, 2023 and 2022, respectively.

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

On August 31, 2022, the Company entered into the asset purchase agreement with Field of View LLC, a North Dakota limited liability company. The total purchase consideration consisted of $250,000 of cash payable in monthly installments over twelve months, and $75,520 shares of the Company’s common stock, representing 16,000 shares (“FOV Consideration Shares”). The asset purchase agreement restricts the holder from transferring the FOV Consideration Shares for 180 days from the closing date, subject to certain exceptions. The Company acquired computer and research and development equipment amounting to $18,506 and intangibles for developed technology for $307,014. As of December 31, 2023, the cash was paid and equity was issued in full. As of December 31, 2022, cash paid amounted to $104,167, with the balance payable of $145,333 accounted for as accrued purchase consideration included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

On October 19, 2022, Airobotics entered into an Asset Purchase Agreement, as amended, to acquire all of the intellectual property, technical systems, and operations of Iron Drone Ltd. (“Iron Drone”), an Israeli-based company specializing in the development of autonomous counter-drone systems (the “Iron Drone Transaction”). The consideration for the Iron Drone Transaction was (i) $135,000 in cash, (ii) 46,129 shares of the Company’s Common Stock, (iii) warrants exercisable for 26,553 shares of the Company’s Common Stock with an exercise price of $11.95, which shall be exercisable if, during the 48 month period following the closing, the average price per share of the Company’s Common Stock exceeds $52.38 for a period of at least 90 consecutive trading days, (iv) a right to acquire 35,377 shares of the Company’s Common Stock if during the 48 month period after the closing, the average price per share of the Company’s Common Stock exceeds $18.25 for a period of at least 90 consecutive trading days, and (v) a right to acquire 70,753 shares of the Company’s Common Stock if during the 48 month period after the closing, the average price per share of Company’s Common Stock exceeds $20.27 for a period of at least 90 consecutive trading days. On March 6, 2023, the Company completed the Iron Drone Transaction. The Company acquired intangibles for developed technology for $576,717. As of December 31, 2023, the cash was paid and equity was issued in full.

Expected amortization expense for the next five years for the intangible costs currently being amortized is as follows:

Year Ending December 31,	Expected Amortization
2024	$4,206,541
2025	4,149,761
2026	4,066,033
2027	4,058,871
2028	3,787,781
Thereafter	11,060,195
Total	$31,329,182

NOTE 7 – LONG-TERM EQUITY INVESTMENT

On October 5, 2021, Ondas Holdings irrevocably subscribed and agreed to purchase 3,141,098 shares of Series A-1 Preferred Stock of Dynam.AI, Inc. (“Dynam”), a tech-enabled services provider for critical or complex artificial intelligence and machine learning projects, par value $0.00001 for the aggregate price of $500,000 representing subscription price of $0.15918 per share by way of a non-brokered private placement for approximately 11% ownership in Dynam. In addition to the equity investment, American Robotics entered into a development, services and marketing agreement with Dynam.AI on October 1, 2021. The agreement allows American Robotics to expand and enhance its IP library and analytics capabilities with artificial intelligence using physics-based algorithms and allows Dynam to further the development of Vizlab™, Dynam’s proprietary AI/ML platform, an advanced developer toolkit for data scientists.

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

As of December 31, 2023, Dynam had ceased operations, and the Company recognized an impairment charge of $1,500,000, which is included in Operating expenses on the Consolidated Statements of Operations for the year ended December 31, 2023. As of December 31, 2023 and 2022 the long-term equity investment had a carrying value of $0 and $1,500,000, respectively.

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	Years Ended December 31,
	2023	2022
Accrued payroll and other benefits	$2,423,709	$390,698
D&O insurance financing payable	-	516,619
Accrued professional fees	315,863	792,367
Accrued purchase consideration	-	145,833
Accrued interest	652,631	176,629
Other accrued expenses and payables	195,674	1,246,847
Total accrued expenses and other current liabilities	$3,587,877	$3,268,993

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

As of December 31, 2023 and 2022, the total outstanding balance of the 2017 Convertible Promissory Note was $300,000. The maturity date of the 2017 Convertible Promissory Note is based on the payment of 0.6% of quarterly gross revenue until 1.5 times the amount of the Note is paid. Accrued interest on December 31, 2023 and 2022 was $26,844 and $40,965, respectively. Interest expense for both years ended December 31, 2023 and 2022 was $15,000.

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

On January 20, 2023, the Company entered into an Amendment No. 1 to Securities Purchase Agreement (“Amended SPA”) to that certain Purchase Agreement. The Amended SPA amends the notes attached as exhibits to the Purchase Agreement. Amendment No.1 was accounted for as a modification of the Purchase Agreement,

Pursuant to the terms of the Purchase Agreement, on January 20, 2023, the Company exchanged the 2022 Convertible Promissory Notes, on a dollar-for-dollar basis, into 3% Senior Convertible Notes Due 2024 (the “2022 Convertible Exchange Notes”).

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

On July 21, 2023, the Company entered into an agreement and waiver with the holder of the 2022 Convertible Exchange Notes (the “Agreement and Waiver,” together with the Purchase Agreement and Amended SPA, the “SPA”) that included (i) extending the Maturity Date to from October 28, 2024 to April 28, 2025; (ii) waive the last sentence of Section 8(e) of the Notes (such that last sentence of Section 8(e) of the Notes shall have no further force and effect) (the “Acceleration Waiver”); (iii) reduce the Conversion Price of the 2022 Convertible Exchange Notes to the lower of (A) the Conversion Price then in effect and (B) the greater of (x) the Floor Price (as defined in the Notes) then in effect and (y) 125% of the lowest volume weighted average price (“VWAP”) of the Common Stock during the five (5) consecutive Trading Day period ending and including the Trading Day immediately prior to the effective date; provided, that, in addition, during the period commencing on the effective date through and including September 30, 2023, the conversion price of the Notes, solely with respect to voluntary conversions of such aggregate Conversion Amount of the Notes not in excess of such aggregate Current Installment Amounts of such applicable period (or otherwise eligible to be converted in one or more Accelerations during such applicable period), shall be further lowered to the Installment Conversion Price (as defined in the Existing Note) in effect for the Installment Date (as defined in the Existing Note) of the Existing Note of July 3, 2023; (iv) to extend the Additional Closing Expiration Date to April 28, 2026; and (v) increase the aggregate principal amount of Notes issuable in one or more Additional Closings to $46,000,000. This agreement was accounted for as a modification.

A full summary of the Agreement and Waiver, including a full text of the related agreements, are available on the Current Report on Form 8-K filed with the SEC on July 28, 2023.

The 2022 Convertible Exchange Notes bear interest at the rate of 3% per annum. The 2022 Convertible Exchange Notes are payable in monthly installments beginning on November 1, 2022 through the maturity date of April 28, 2025 (each such date, an “Installment Date”). On each Installment Date, we will make monthly payments by converting the applicable “Installment Amount” (as defined below) into shares of our Common Stock (an “Installment Conversion”), subject to satisfaction of certain equity conditions, including a minimum $1.50 share price, $500,000 minimum daily volume, and maintaining continued Nasdaq listing requirements among other conditions. If these conditions are not met, installments can be requested in cash. For the year ended December 31, 2023 and 2022, we issued 14,028,022 and 415,161 common shares as a result of Installment Conversion, respectively. At each Installment Date the note holder may defer some or all of the amount due until the subsequent Installment Date. In between Installment Dates, the note holder also has the option to accelerate certain portions of principal due. At each Installment Date the price used to exchange outstanding notes into Common Stock is based on the lower of (A) 92% of the lowest VWAP of the respective previous five trading days; and (B) the Floor Price ($0.32 as of December 31, 2023). The maximum conversion price is $1.50 per share.

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

Additional Notes

On July 24, 2023, pursuant to the terms of the Purchase Agreement, as amended, an Investor elected to purchase 3% Series B-2 Senior Convertible Notes in the aggregate original principal amount of $11.5 million (the “2023 Additional Notes,” together with the 2022 Convertible Exchange Notes, the “Notes”), which 2023 Additional Notes are convertible into shares of Common Stock under certain conditions more fully described in the 2023 Additional Notes. The 2023 Additional Notes have an original issue discount of approximately thirteen percent (13%) resulting in gross proceeds to the Company of $10.0 million. The Company currently intends to use the net proceeds for general corporate purposes, which includes funding capital expenditures and working capital. The 2023 Additional Notes have a maturity date of July 25, 2025. The 2023 Additional Notes were issued pursuant to the second supplemental indenture, dated as of July 25, 2023, between the Company and the Trustee (the “Second Supplemental Indenture,” and together with the Base Indenture, the “Second Indenture”). The Second Supplemental Indenture supplements the Base Indenture. The Second Indenture has been qualified under the Trust Indenture Act of 1939, and the terms of the Additional Notes include those set forth in the Second Indenture and those made part of the Indenture by reference to the Trust Indenture Act.

The 2023 Additional Notes bear interest at the rate of 3% per annum. The 2023 Additional Notes are payable in monthly installments beginning on August 1, 2023 through the maturity date of July 24, 2025 (each such date, an “Installment Date”). On each Installment Date, we will make monthly payments by converting the applicable Installment Amount (as defined above under the 2022 Convertible Exchange Notes) into shares of our Common Stock (an “Installment Conversion”), subject to satisfaction of certain equity conditions, including a minimum $1.50 share price, $500,000 minimum daily volume, and maintaining continued Nasdaq listing requirements among other conditions. If these conditions are not met, installments can be requested in cash. For the year ended December 31, 2023, we made no cash payments and issued no common shares as a result of Installment Conversion. At each Installment Date the note holder may defer some or all of the amount due until the subsequent Installment Date. In between Installment Dates, the note holder also has the option to accelerate certain portions of principal due. At each Installment Date the price used to exchange outstanding notes into Common Stock is based on the greater of (x) the Floor Price ($0.40 as of December 31, 2023) and (y) 92% of the lowest VWAP of the prospective five trading days. The maximum conversion price is $1.45 per share.

On July 25, 2023, the 2023 Additional Notes were offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-252571) filed with the SEC on January 29, 2021 (as such registration statement became effective on February 5, 2021. On July 25, 2023, the Company filed a prospectus supplement with the SEC in connection with the sale and issuance of the 2023 Additional Notes. Oppenheimer & Co. Inc. served as the sole placement agent for the transaction pursuant to the terms of a placement agent agreement, dated October 26, 2022.

As of December 31, 2023, the total outstanding principal on the 2022 Convertible Exchange Notes and 2023 Additional Notes was $28,504,661, net of debt discount and issuance costs of $2,360,129. As of December 31, 2022, the total outstanding principal on the 2022 Convertible Promissory Notes was $30,048,135, net of debt discount and issuance costs of $3,251,865. Accrued interest as of December 31, 2023 and 2022 was $652,631 and $176,629, respectively, and is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

For the year ended December 31, 2023, we recognized interest expense of $1,027,480, amortization expense of $2,070,390 related to the debt discount, and amortization expense of $1,069,388 related to the issuance costs for the 2022 Convertible Exchange Notes and 2023 Additional Notes. For the year ended December 31, 2022, we recognized interest expense of $176,629, amortization expense of $2,358,871 related to the debt discount, and amortization expense of $1,186,972 related to the issuance costs for the 2022 Convertible Exchange Notes. The remaining unamortized debt discount of $1,570,739 and issuance costs of $789,390 as of December 31, 2023 will be amortized via the effective interest method under ASC 835. Interest expense and amortization expense of the debt discount and issuance costs are included in Interest expense on the Consolidated Statements of Operations.

Government Grant Liability

Airobotics has received grants from the Israel Innovation Authority (“IIA”) to finance its research and development programs in Israel, through which Airobotics received IIA participation payments in the aggregate amount of $3.1 million through December 31, 2023. All of these are royalty-bearing grants. In return, Airobotics is committed to pay IIA royalties at a rate of 3% of future sales of the developed products, up to 100% of the amounts of grants received plus interest at LIBOR. Through December 31, 2023, approximately $460,000 in royalties have been paid to the IIA. The Company’s royalty liability to the IIA as of December 31, 2023, including grants received by Airobotics and the associated LIBOR interest on all such grants, was $2,749,704. The increase in fair value of the government grant liability, including LIBOR interest expense accrued, was $427,208 for the period of January 24, 2023 - December 31, 2023, which is included in Other income (expense), net on the Consolidated Statements of Operations.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2023 and 2022, the Company had 300,000,000 and 116,666,667 shares of Common Stock authorized for issuance, respectively, of which 61,940,878 and 44,108,661 shares of our Common Stock were issued and outstanding, respectively.

Preferred Stock

As of December 31, 2023 and 2022, the Company had 10,000,000 shares of preferred stock, par value $0.0001, authorized, of which 5,000,000 shares are designated as Series A Convertible Preferred Stock (“Series A Preferred”) and 5,000,000 shares are non-designated (“blank check,” together with the Series A Preferred, the “Preferred Shares”) shares. As of December 31, 2023 and 2022, the Company had no preferred stock outstanding.

Form S-3

On January 29, 2021, the Company filed a shelf Registration Statement on Form S-3 for up to $150,000,000 with the SEC (the “Prior Form S-3”) for shares of its Common Stock; shares of its preferred stock, which the Company may issue in one or more series or classes; debt securities, which the company may issue in one or more series; warrants to purchase its Common Stock, preferred stock or debt securities; and units. The Prior Form S-3 was declared effective by the SEC on February 5, 2021. In accordance with SEC rules, the Prior Form S-3 expired on February 5, 2024, the three-year anniversary of the date on which it was declared effective.

On February 2, 2024, the Company initially filed with the SEC a new shelf Registration Statement on Form S-3 for up to $175,000,000, which represents $150,000,000 under the Prior Form S-3 and an additional $25,000,000 (the “New Form S-3”), for shares of its Common Stock; shares of its preferred stock, which the Company may issue in one or more series or classes; debt securities, which the company may issue in one or more series; warrants to purchase its Common Stock, preferred stock or debt securities; and units. The New Form S-3 was declared effective by the SEC on February 15, 2024.

ATM Offering

On March 22, 2022, the Company, entered into an Equity Distribution Agreement (the “ATM Agreement”) with Oppenheimer (the “Sales Agent”). Pursuant to the terms of the ATM Agreement, the Company may offer and sell (the “ATM Offering”) from time to time through the Sales Agent, as the Company’s sales agent, up to $50 million of shares of Common Stock, (the “ATM Shares”). Sales of the ATM Shares, if any, may be made in sales deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act. The Sales Agent is not required to sell any specific number or dollar amount of ATM Shares but will act as a sales agent using commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules, and regulations and the rules of Nasdaq, on mutually agreed terms between the Sales Agent and the Company. The Sales Agent will receive from the Company a commission of 3.0% of the gross proceeds from the sales of ATM Shares by the Sales Agent pursuant to the terms of the ATM Agreement. Net proceeds from the sale of the ATM Shares will be used for general corporate purposes.

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

The ATM Shares are issued pursuant to the Prior Form S-3 and the prospectus supplement thereto dated March 22, 2022.

During the year ended December 31, 2022, the Company sold 864,674 ATM Shares through the Sales Agent at an average of $7.13 with the net proceeds of $6.1 million. In connection with the sale of these ATM Shares, the compensation paid by the Company to the Sales Agent was $227,118. There were no shares sold during the year ended December 31, 2023.

On July 11, 2023, the Company and the Sales Agent, mutually agreed to terminate the ATM Agreement. As a result, the Company suspended and terminated the prospectus related to the Company’s Common Stock issuable pursuant to the terms of the ATM Agreement, as amended (the “ATM Prospectus”). The termination of the ATM Agreement, as amended and ATM Prospectus is effective as of July 11, 2023, at which time the Company expensed the remaining deferred offering costs outstanding of $145,293 related to the ATM Agreement, as amended.

Stock Issued for Convertible Debt

The Company issued 14,028,022 shares of its Common Stock during the year ended December 31, 2023 to the lenders in lieu of cash payments for $268,987 of outstanding interest and $9,580,300 of outstanding principal on the 2022 Convertible Exchange Notes (See Note 9 – Long-term Notes Payable for further details).

The Company issued 415,161 shares of its Common Stock during the year ended December 31, 2022 to the lenders in lieu of cash payments for $93,147 of outstanding interest and $1,106,853 of outstanding principal on the 2022 Convertible Promissory Notes (See Note 9 – Long-term Notes Payable for further details).

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

On July 21, 2023 and August 11, 2023, the Company issued warrants to purchase an aggregate of 7,825,792 and 2,374,208 shares of Common Stock in Ondas Holdings, respectively, with an exercise price of $0.89 per share, in connection with the sale of redeemable preferred stock in Ondas Networks. See Note 11 – Redeemable Noncontrolling Interest.

The assumptions used in the Black-Scholes Model are set forth in the table below.

December 31, 2023
Stock price	$1.14-2.00
Risk-free interest rate	4.09-4.70%
Volatility	50.64-55.34%
Expected life in years	0.12-5.00
Dividend yield	0.00%

A summary of our Warrants activity and related information follows:

	Number of Shares Under Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of January 1, 2022	3,305,854	$8.53	5.20
Expired	(1,404,052)	$9.75
Balance as of December 31, 2022	1,901,802	$7.63	7.47
Granted	10,786,440	$1.38
Expired	(122,150)	$12.35
Balance as of December 31, 2023	12,566,092	$2.22	4.71

Equity Incentive Plan

In 2018, our stockholders adopted the 2018 Equity Incentive Plan (the “2018 Plan”) pursuant to which 3,333,334 shares of our Common Stock has been reserved for issuance to employees, including officers, directors and consultants. The 2018 Plan shall be administered by the Board, provided however, that the Board may delegate such administration to the compensation committee of the Board of the Company (the “Compensation Committee”). Subject to the provisions of the 2018 Plan, the Board and/or the Compensation Committee shall have authority to grant, in its discretion, incentive stock options, or non-statutory options, stock awards or restricted stock purchase offers (“Equity Awards”). As of December 31, 2023, the balance available to be issued under the 2018 Plan was 1,052,373.

At the 2021 Annual Meeting of Stockholders of the Company held on November 5, 2021, stockholders of the Company approved, among other matters, the Ondas Holdings Inc. 2021 Stock Incentive Plan (the “2021 Plan”). The Compensation Committee of the Board of Directors of the Company adopted the 2021 Plan on September 30, 2021, subject to stockholder approval. The purpose of the 2021 Plan is to enable the Company to attract, retain, reward, and motivate eligible individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum efforts for the growth and success of the Company, so as to strengthen the mutuality of the interests between the eligible individuals and the shareholders of the Company. The 2021 Plan provides for the issuance of awards including stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards. On October 31, 2023, stockholders of the Company approved an amendment to the 2021 Plan to increase the number of shares of the Company’s Common Stock authorized for issuance under the 2021 Plan from 6,000,000 to 8,000,000 shares. As of December 31, 2023, the balance available to be issued under the 2021 Plan was 3,780,741.

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

On January 23, 2023, in connection with the acquisition of Airobotics, the Company granted stock options to purchase 1,064,946 shares of Common Stock, of which 773,244 options were vested and the remaining 291,702 vest monthly through November 13, 2025. As of the January 23, 2023, the vested options had a weighted average contractual remaining life of approximately 4.39 years, an exercise price ranging from $0.49 to $224.92 per share, resulting in a weighted average exercise price of $3.94 per share, and a grant date fair value ranging from $0 to $1.48 per share. As of the January 23, 2023, the unvested options have a weighted average contractual remaining life of approximately 2.06 years, an exercise price ranging from $0.49 to $24.70 per share, resulting in a weighted average exercise price of $4.33 per share, and a grant date fair value ranging from $0 to $1.47 per share.

On February 9, 2023, the Compensation Committee granted an aggregate of 317,625 stock options to purchase shares of the Company’s Common Stock to certain employees. The stock options vest over a four-year period and are contingent on ongoing employment. They are included in compensation expenses.

On March 16, 2023, the Compensation Committee granted an aggregate of 1,793,000 stock options to purchase shares of the Company’s Common Stock to certain employees. The stock options vest over a four-year period and are contingent on ongoing employment. They are included in compensation expenses.

On March 16, 2023, the Compensation Committee also granted an aggregate of 31,250 stock options to purchase shares of the Company’s Common Stock to certain non-employees. 6,250 stock options vested on the grant date, and 25,000 vest on December 31, 2023. They are included in compensation expenses.

On November 29, 2023, the Compensation Committee granted an aggregate of 244,500 stock options to purchase shares of the Company’s Common Stock to certain employees. The stock options vest over a four-year period and are contingent on ongoing employment. They are included in compensation expenses.

The assumptions used in the Black-Scholes Model are set forth in the table below.

	2023	2022
Stock price	$1.24 – $2.06	$3.81 – $6.55
Risk-free interest rate	3.61 – 4.82%	1.82 – 3.95%
Volatility	49.83 – 58.92%	46.42 – 48.96%
Expected life in years	0.12 – 6.25	5.80 – 6.30
Dividend yield	0.00%	0.00%

A summary of our Option activity and related information follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of January 1, 2022	687,448	$6.79	8.20
Granted	2,094,000	$5.17
Exercised	(31,057)	$2.09
Forfeited	(168,105)	$2.77
Canceled	(170,000)	$6.43
Balance as of December 31, 2022	2,412,286	$5.77	7.58
Granted	3,451,321	$3.63
Exercised	(89,042)	$0.49
Forfeited	(673,292)	$3.90
Canceled	(246,766)	$6.03
Balance as of December 31, 2023	4,854,507	$4.59	7.34
Vested and Exercisable as of December 31, 2023	2,118,648	$6.62	5.19

As of December 31, 2023, total unrecognized compensation expense related to non-vested Options was $1,833,389 which is expected to be recognized over a weighted-average period of 2.76 years.

Total stock-based compensation expense for stock options for the years ended December 31, 2023 and 2022 is as follows:

	Years Ended December 31,
	2023	2022
General and administrative	$343,371	$536,269
Sales and marketing	523,798	509,789
Research and development	223,513	720,554
Cost of goods sold	50,341	-
Total stock-based expense related to options	$1,141,023	$1,766,612

Restricted Stock Units

The Company awards Restricted Stock Units (“RSUs”) to certain employees and directors, which represent a right to receive common stock for each RSU that vests. Compensation expenses related to these awards is recognized straight-line over the applicable vesting period.

On May 9, 2022, the Compensation Committee approved the grant of 13,900 RSUs to three employees. The RSUs vest in two successive equal annual installments with the first vesting date commencing on the first anniversary of the award date and are contingent on continuing employment.

On December 19, 2022, the Compensation Committee approved the grant of 162,160 RSUs to directors. The RSUs vest in four successive equal quarterly installments with the first vesting date commencing on the first day of the next calendar quarter.

On February 9, 2023, the Compensation Committee approved the grant of 3,000 RSUs to an employee. The RSUs vest in two successive equal annual installments with the first vesting date commencing on the first anniversary of the award date and are contingent on continuing employment.

On February 9, 2023, the Compensation Committee also approved the grant of 69,000 RSUs to three employees. The RSUs vest as follows: 20% on September 13, 2023, 40% on January 10, 2024, and 40% on February 21, 2024 and are contingent on continuing employment.

On July 6, 2023, the Compensation Committee approved the grant of 180,000 RSUs to three employees, which vested in July 2023.

On October 31, 2023, the Compensation Committee approved the grant of 473,682 RSUs to directors. The RSUs vest in four successive equal quarterly installments with the first vesting date commencing on the first day of the next calendar quarter.

A summary of our RSUs activity and related information follows:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period (Years)
Unvested balance at January 1, 2022	1,431,922	$12.12	2.5
Granted	190,860	$2.52
Vested	(512,755)	$8.06
Canceled	-	$-
Unvested balance at December 31, 2022	1,110,027	$6.89	1.52
Granted	722,682	$0.66
Vested	(823,143)	$5.00
Canceled	(455,100)	7.41
Unvested balance at December 31, 2023	554,466	$1.14	0.66

As of December 31, 2023 the unrecognized compensation expense for RSUs was $170,456.

In 2023, three employees with RSUs separated from the Company. As part of their separation agreements, the employees were granted accelerated vesting on some of their restricted stock unit awards, which was accounted for as a modification of their awards. The result of the modification was a reversal of approximately $1,184,000 of previously recognized stock-based compensation expense during the year ended December 31, 2023. Total stock-based compensation expense for RSUs for the years ended December 31, 2023 and 2022 is as follows:

	Years Ended December 31,
	2023	2022
General and administrative	$(152,814)	$3,259,648
Sales and marketing	90,899	24,632
Research and development	(31,710)	806,543
Total stock-based expense related to RSUs	$(93,625)	$4,090,823

NOTE 11 – REDEEMABLE NONCONTROLLING INTEREST

On July 9, 2023, Ondas Networks entered into a Preferred Stock Purchase Agreement with an initial purchaser named therein (the “Initial Purchaser”) to purchase preferred stock of Ondas Networks, $0.00001 par value per share (the “Networks Preferred Stock”) and the issuance of warrants to purchase 10,200,000 shares of Ondas Holdings (the “Original Networks Agreement”).

The Preferred Stock accrues dividends at the rate per annum of eight percent (8%) of the original issue price, of $34.955 per share (the “2023 Original Issue Price”). Such dividends are payable in cash or additional shares of Networks Preferred Stock, with such valuation based on the 2023 Original Issue Price. Each share of Networks Preferred Stock is convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of Networks Common Stock (as defined below) as is determined by dividing the 2023 Original Issue Price by the conversion price in effect at the time of conversion, which initially is set at $34.955. In lieu of any fractional shares to which the holder would otherwise be entitled, the number of shares of Networks Common Stock to be issued upon conversion of the Networks Preferred Stock shall be rounded to the nearest whole share. The Networks Preferred Stock can be redeemed at the request of the holder at any time after the fifth anniversary for the greater of two times the initial investment plus accrued dividends or the amount that would be due if the Networks Preferred Stock was converted into Networks Common Stock as described above.

On July 21, 2023, Ondas Networks entered into a certain Amendment to Preferred Stock Purchase Agreement (the “Networks Amendment,” together with the Original Networks Agreement, the “2023 Networks Agreement”). Pursuant to the Networks Amendment, in exchange for an initial sale of shares of Networks Preferred Stock, the Initial Purchaser acquired the following (the “Initial Networks Closing”), for gross proceeds to Ondas Networks of $11,508,517: (i) 329,238 shares of Networks Preferred Stock, at a purchase price of $34.955 per share (the “Per Share Price”), convertible into shares of Common Stock of Ondas Networks, $0.00001 par value per share (the “Networks Common Stock”) and (ii) warrants to purchase 7,825,792 shares of the Company Common Stock, at an exercise price of $0.89 per share, exercisable commencing ninety days following the date of issuance through the fifth anniversary of the date of issuance (the “Initial Warrants”). Also, pursuant to the Networks Amendment, the Initial Purchaser agreed to purchase, and Ondas Networks agreed to sell and issue to the Initial Purchaser, an additional 99,885 shares of Networks Preferred Stock, at the Per Share Price (the “Second Initial Purchaser Closing”) and warrants to purchase 2,374,208 shares of Company Common Stock, at an exercise price of $0.89 per share, exercisable commencing ninety days following the date of issuance through the fifth anniversary of the date of issuance (the “Second Initial Purchaser Warrants”), within thirty days of the Initial Networks Closing.

Ondas Networks will use the proceeds from the sale of the Networks Preferred Stock for working capital and other general corporate purposes, including fees related to the transactions contemplated by the 2023 Networks Agreement. No portion of the proceeds will be distributed to the Company.

Also on July 21, 2023, Ondas Networks completed the Initial Networks Closing. In connection with the Initial Networks Closing, the Company issued the Initial Warrants. Also, in connection with the Initial Closing, the parties entered into an indemnification agreement, investors’ rights agreement, right of first refusal agreement, and voting agreement. Forms of each of these agreements are attached to Exhibit 10.1 to Form 8-K filed on July 28, 2023.

On August 11, 2023, Ondas Networks completed the Second Initial Purchaser Closing. In connection with the Second Initial Purchaser Closing, the Company issued Second Initial Purchaser Warrants. Following the Second Initial Purchaser Closing, the Initial Purchaser has invested an aggregate of $15.0 million and owns a minority interest of approximately 28% of Ondas Networks.

The Company assessed the Networks Preferred Stock in accordance with ASC 480 and determined that it should be recorded as temporary equity and not as a liability. The initial valuation was assigned to the Networks Preferred Stock and the Initial Warrants and Second Initial Purchaser Warrants on relative fair values, with the initial valuation of the noncontrolling interest being $10,406,949 and warrants being $4,593,051. It is being accreted using the effective interest rate method over the five-year period to achieve the redemption value of $30,000,000 plus accrued dividends. The Company recorded accrued dividends of $512,207 and accretion of $1,001,538 for the year ended December 31, 2023.

NOTE 12 – SEGMENT INFORMATION

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The Company’s CODM is its Chief Executive Officer. The Company determined it has two reportable segments: Ondas Networks and Ondas Autonomous Systems, which only includes the results of American Robotics for the year ended December 31, 2022, as the CODM reviews financial information for these two businesses separately. The Company has no inter-segment sales. The following table presents segment information for years ended December 31, 2023 and 2022:

	Year Ended			Year Ended
	December 31, 2023			December 31, 2022
	Ondas Networks	Ondas Autonomous Systems	Total	Ondas Networks	Ondas Autonomous Systems	Total
Revenue, net	$6,722,230	$8,969,200	$15,691,430	$1,931,677	$194,140	$2,125,817
Depreciation and amortization	142,866	4,849,059	4,991,925	142,635	3,876,913	4,019,548
Interest income	119,200	4,674	123,874	12,771	12,771	25,542
Interest expense	2,106,416	2,048,343	4,154,759	1,888,349	1,873,349	3,761,698
Stock based compensation	1,111,256	(63,858)	1,047,398	1,188,217	4,669,218	5,857,435
Goodwill impairment	-	-	-	-	19,419,600	19,419,600
Benefit from income taxes	-	-	-	-	-	-
Net loss	(17,285,494)	(27,559,378)	(44,844,872)	(14,361,407)	(58,880,398)	(73,241,805)
Goodwill	-	27,751,921	27,751,921	-	25,606,983	25,606,983
Capital expenditure	79,208	131,827	211,035	97,853	2,783,047	2,880,900
Total assets	19,272,162	72,892,520	92,164,682	34,227,117	63,718,128	97,945,245

NOTE 13 – INCOME TAXES

The provision (benefit) from income taxes was as follows:

December 31,
	2023	2022
Current
U.S. Federal	$-	$-
State and local	-	-
	$-	$-
Deferred
U.S. Federal	$-	$-
State and local	-	-
	$-	$-
Total
U.S. Federal	$-	$-
State and local	-	-
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2023	2022
Deferred Tax Assets:
Tax benefit of net operating loss carry-forward	$62,608,641	$27,478,875
Accrued liabilities	336,802	96,363
Stock based compensation	223,047	949,089
Depreciation	183,361	91,639
Inventory reserve	29,962	27,321
Investment impairment	448,289	-
Operating lease liabilities	1,910,688	827,607
R&D capitalization	8,793,631	5,683,784
R&D credit	751,488	751,488
Other	1,446,535	-
Total deferred tax assets	76,732,444	35,906,166

Deferred Tax Liabilities:
Amortization	-	(3,078)
Intangibles	(6,450,630)	(5,885,385)
Deferred rent	(1,379,646)	(798,745)
Total deferred tax liabilities	(7,830,276)	(6,687,208)
Total net deferred tax assets	68,902,168	29,218,958
Valuation allowance for deferred tax assets	(68,902,168)	(29,218,958)
Deferred tax assets, net of valuation allowance	$-	$-

The change in the Company’s valuation allowance is as follows:

	Years Ended December 31,
	2023	2022

Beginning of the year	$29,218,958	$14,528,920
Change in valuation account	39,683,210	14,690,038
End of the year	$68,902,168	$29,218,958

A reconciliation of the provision for income taxes with the amounts computed by applying the Federal income tax rate to income from operations before the provision for income taxes is as follows:

	Years Ended December 31,
	2023	2022
U.S. federal statutory rate	(21.0)%	(21.0)%
Federal true ups	0.88%	0.40%
State taxes, net of federal benefit	(4.86)%	(7.61)%
Change in valuation allowance	24.24%	20.06%
Goodwill Impairment	-%	5.57%
Stock compensation	0.94%	2.02%
Foreign rate differential	(0.35)%	-%
Nondeductible expenses	0.06%	0.56%
Effective income tax rate	-%	-%

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

Effective with the issuance of redeemable preferred stock on July 21, 2023, Ondas Networks will not be a member of the Company consolidated US tax filing.

As of December 31, 2023 and 2022, the Company and Ondas Networks, respectively, had Federal NOLs of approximately $1 million and $15 million generated in 2007 to 2017 which will begin to expire in 2027 through 2037. Additionally, as of December 31, 2023 and December 31, 2022, the Company and Ondas Networks, respectively, had Federal NOLs of $59 million and $50 million, and of $42 million and $44 million, generated in 2018 through 2023 that have no expiration. As of December 31, 2023 and 2022, the Company and Ondas Networks, respectively, had State NOLs available to offset future taxable income of $43 million and $92 million, and of $35 million and $72 million expiring from 2038 through 2043. As of December 31, 2023 and 2022, the Company and Ondas Networks, respectively, had approximately $0 and $752,000, and $0 and $752,000, of Federal research and development credits available to offset future tax liability expiring from 2038 through 2040. As of December 31, 2023 and December 31, 2022, the Company had approximately $127 million and $0 of Israeli NOL’s. The Company’s Federal income tax returns for the 2020 to 2022 tax years remain open to examination by the IRS. Upon utilization of Federal NOLs in the future, the IRS may examine records from the year the loss occurred, even if outside the three-year statute of limitations. The Company’s State tax returns also remain open to examination. The Company’s Israeli income tax returns for the 2019 to 2022 tax years remain open to examination.

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

As of December 31, 2023, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of December 31, 2023.

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company had a long-term equity investment in Dynam with a carrying value of $0 and $1,500,000 as of December 31, 2023 and December 31, 2022, respectively. See Note 7 – Long-Term Equity Investment. Our CEO and President Eric Brock was a director of Dynam. Another director of the Company has invested an aggregate of $25,000 in Dynam as of December 31, 2023.

In addition to the equity investment, the Company paid Dynam for services of $0 and $2,026,400 during the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, the Company owed $22,500 and $359,159 to independent directors, respectively, related to accrued compensation and proceeds from sale of Common Stock, which is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events as of April 1, 2024, the date the Consolidated Financial Statements were available to be issued according to the requirements of ASC Topic 855.

American Robotics Sublease Agreement

On January 15, 2024, American Robotics entered into an agreement to sublet their full leased space, leasehold improvements, and remaining furniture and fixtures in Waltham, Massachusetts through April 30, 2029, for $22,920 per month from May 1, 2024 through April 30, 2025, then $41,250 per month from May 1, 2025 through April 30, 2029. The sublease is an operating lease.

Establishment of Ondas Autonomous Holdings Inc.

On February 26, 2024, we issued a press release announcing that we have established OAH, as a new, wholly owned subsidiary. The newly created OAH is an intermediate holding company which now wholly-owns the Company’s subsidiaries American Robotics and Airobotics. See the Current Report on Form 8-K filed with the SEC on February 26, 2024 for further details.

Voluntary Delisting on the Tel Aviv Stock Exchange

On February 8, 2024, the Company took steps to voluntarily delist the Company’s Common Stock from trading on TASE. Pursuant to Israeli law, the delisting of the Company’s Common Stock is expected to take effect three months following the date of the Company’s request to the TASE to delist the Company’s Common Stock, which occurred on February 8, 2024. The Company’s Common Stock will continue to be listed for trading on Nasdaq, and all of the shares traded on TASE are expected to be transferred to Nasdaq where they can continue to be traded.

Sale of Common Stock in Ondas Holdings

On February 26, 2024, the Company entered into a Securities Purchase Agreement (the “Ondas Agreement”) with certain purchasers named therein (the “Ondas Purchasers”) for the purchase and sale of (i) an aggregate of 3,616,071 shares (the “Holdings Shares”) of Common Stock and (ii) warrants to purchase an aggregate of 3,616,071 shares of OAH’s common stock $0.0001 par value per share, at an exercise price of $1.29 and exercisable commencing ninety days following the date of issuance through the fifth anniversary of the date of issuance (the “OAH Warrants,” and together with the Holdings Shares, the “Ondas Offering Securities”), for gross proceeds of approximately $4.1 million (the “Ondas Offering”). The purchase price paid by the Ondas Purchasers for the Holdings Shares was $1.12 per share.

The Ondas Offering was consummated on February 26, 2024. The Holdings Shares were offered and sold, and were issued, pursuant to the Prospectus Supplement, dated February 26, 2024, to the Prospectus included in the New Form S-3. The Company intends to use the net proceeds from the sale of the Ondas Offering Securities for general working capital purposes. See the Current Report on Form 8-K filed with the SEC on February 26, 2024 for further details.

Preferred Stock Investment in Ondas Networks

On February 26, 2024, Ondas Networks entered into a Preferred Stock Purchase Agreement (the “Networks Agreement”) for an investment of $4.50 million in Ondas Networks (the “Networks Offering,” and together with the Ondas Offering, the “Offerings”). The Networks Agreement was entered into with the purchasers named therein (the “Networks Purchasers”) for the sale of shares of preferred stock for a purchase of $4.50 million. The Networks Offering was consummated on February 26, 2024.

Pursuant to the Networks Agreement, the Networks Purchasers would acquire the following in the Networks Offering for gross proceeds to Ondas Networks of $4.5 million: (i) 108,925 shares of preferred stock of Networks Preferred Stock, at a purchase price of $41.3104 per share (the “Per Share Price”), convertible into shares of Common Stock, $0.00001 par value per share of Networks Common Stock and (ii) warrants to purchase 3,015,000 shares of the Company’s Common Stock, at an exercise price of $1.26 per share, exercisable commencing ninety days following the date of issuance through the fifth anniversary of the date of issuance (the “Holdings Warrants,” and together with the Networks Preferred Stock, the “Networks Offering Securities”).

The Networks Preferred Stock accrues dividends at the rate per annum of eight percent (8%) of the original issue price, of $41.3104 per share (the “Original Issue Price”). Dividends shall be payable only when, as, and if declared by the board of directors of Ondas Networks and Ondas Networks shall be under no obligation to pay such dividends. Such dividends are payable in cash or additional shares of Networks Preferred Stock, with such valuation based on the Original Issue Price. Each share of Networks Preferred Stock is convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of Networks Common Stock as is determined by dividing the Original Issue Price by the conversion price in effect at the time of conversion, which initially is set at $41.3104. In lieu of any fractional shares to which the holder would otherwise be entitled, the number of shares of Networks Common Stock to be issued upon conversion of the Networks Preferred Stock shall be rounded to the nearest whole share. The Networks Preferred Stock can be redeemed as the request of the Holder at any time after the fifth anniversary for the greater of the initial investment plus accrued dividends or the amount that would be due if the Networks Preferred Stock was converted into Networks Common Stock as described above.

Pursuant to the Networks Agreement, the Company entered into a registration rights agreement with the purchasers to register the resale of the Company’s Common Stock underlying the Holdings Warrants pursuant to a registration statement to be filed no later 180 days following the closing of the Networks Offering. Also, pursuant to the Networks Agreement, the Networks Purchasers became parties to those certain investors’ rights agreement, right of first refusal agreement, and voting agreement, dated July 21, 2023.

Ondas Networks will use the proceeds from the sale of the Networks Offering Securities to immediately redeem an amount of shares of Networks Common Stock at the Per Share Price held by the Company that is equivalent to the amount of proceeds raised in the sale of the Networks Offering Securities.

The issuance of the OAH Warrants and Networks Offering Securities were exempt from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of such Securities Act and Regulation D promulgated thereunder based upon the representations of each of the Ondas Purchasers and Networks Purchasers that it was an “accredited investor” (as defined under Rule 501 of Regulation D) and that it was purchasing such securities without a present view toward a distribution of the securities. In addition, there was no general advertisement conducted in connection with the sale of the OAH Warrants and Networks Offering Securities. See the Current Report on Form 8-K filed with the SEC on February 26, 2024 for further details.

Agreement and Waiver

As previously disclosed, on October 28, 2022, the Company issued the 2022 Convertible Promissory Notes, pursuant to a Purchase Agreement by and between the Company and selected institutional investors (the “Investor”), as amended by the Amended SPA and the Agreement and Waiver. The 2022 Convertible Promissory Notes were convertible into shares of the Company’s Common Stock and were subsequently exchanged by the Company, on a dollar-for-dollar basis, into the 2022 Convertible Exchange Notes. The 2022 Convertible Exchange Notes have a maturity date of April 28, 2025. On July 25, 2023, the Company issued the Additional Notes.

On February 23, 2024, the Company and the Investor entered into an Agreement and Waiver (the “Waiver”) with respect to certain terms of the Notes. Pursuant to the Waiver, the Company and the Investor agreed that:

●	the Investor shall waive Section 4(q) of the SPA, solely with respect to the Offerings;

●	the Investor shall waive any right to adjust the Conversion Price (as defined in the Notes) of the Notes pursuant to Section 7 of the Notes and any Additional Notes that may be issued from time as a result of the consummation of all or any portion of the Offerings; and

●	the Investor shall waive any applicable provisions of the SPA or the Notes, including, without limitation, Section 13(f) of the Notes, Section 5(a) of the Notes, and Section 4(m)(iii) of the Purchase Agreement (but, in the case of Section 4(m)(iii) and in the interest of clarity, only with respect to issuances of securities of Networks) such that the Company or any of its subsidiaries, including any “significant subsidiaries” (as defined in Rule 1-02 of Regulation S-X) (“Company Subsidiaries” and each a “Company Subsidiary”) may, directly or indirectly, including through Affiliates (as defined in the Notes) or otherwise, in one or more transactions (including pursuant to a merger), sell, assign, transfer, convey or otherwise dispose of (x) any of (including all or substantially all of) the properties or assets of Networks, or (y) any equity interests (including a controlling equity interest) in Networks, in each case as would otherwise have required the affirmative consent or approval of Investor but for this waiver (each a “Waiver Transaction”), provided that, as consideration for any Waiver Transaction, the Company receives (whether directly or via a distribution from a Company Subsidiary) an amount in cash equal to no less than 125% of the principal and interest under the Notes and any Additional Notes then outstanding as of the date Company gives written notice to Investor of such Waiver Transaction.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of the period ended December 31, 2023 the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our senior management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our Board, senior management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our senior management has concluded that the Company’s controls over financial reporting were effective for the period ended December 31, 2023.

Changes in Internal Control Over Financial Reporting

Except for the controls added as a result of acquiring and integrating Airobotics, and incorporating Airobotics operations into our overall internal control structure, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Eric A. Brock	53	Chairman and Chief Executive Officer
Yishay Curelaru	41	Chief Financial Officer, Treasurer and Secretary
Richard M. Cohen	73	Director
Joseph Popolo	57	Director
Randall P. Seidl	60	Director
Jaspreet Sood	50	Director

Family Relationships

There are no family relationships between our executive officers and members of our Board.

Business Experience of Directors and Executive Officers

Information About Our Executive Officers

Eric A. Brock - Chairman of the Board, Chief Executive Officer, and President

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

Yishay Curelaru – Chief Financial Officer, Treasurer and Secretary

Mr. Curelaru was appointed our Chief Financial Officer, Treasurer and Secretary on September 18, 2023. On October 9, 2023, due to being drafted by the Israeli army, Mr. Curelaru temporarily stepped down as Chief Financial Officer and was re-appointed on January 22, 2024. Mr. Curelaru has served as Chief Financial Officer for Airobotics since February 2021 and has led the financial management of the Ondas Autonomous Systems (“OAS”) business unit since the acquisition of Airobotics, which closed in January 2023. Since joining Airobotics in 2018, Mr. Curelaru led multiple financings which included an initial public offering in Tel Aviv in September 2021. Prior to that, he served as Chief Financial Officer of Israeli-based On Track Innovations (“OTI”), a Nasdaq-listed company, from 2015 to 2022, when it was acquired by Nayax Ltd. (Nasdaq: NYAX). He previously served as Senior Controller and Deputy Chief Fincnial Officer of OTI from 2013 to 2015. Prior to that, he was a Senior CPA at PricewarwehouseCoopers Israel where he began his career, from 2011 to 2013. Mr. Curelaru graduated from Ben-Gurion University with a B.A. in Economics, with a major in Accounting.

Non-Management Directors

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

Joseph Popolo – Director

Mr. Popolo was appointed as one of our directors on March 27, 2024. Mr. Popolo serves as the CEO of Charles & Potomac Capital, LLC, a private investment firm he founded in 2014 to focus on investments in technology, healthcare, media, energy, and real estate. From 1997 to 2019, Mr. Popolo helped transform the Freeman Company (“Freeman”) into the world’s leading live event and brand experience company. As its President for eight years and CEO for 11 years, he and his team transformed Freeman and tripled it in size to $3 billion in revenue, expanding Freeman into new services and geographic markets, while leading 7,500 employees in 25 cities on four continents. Responsible for over $1.5 billion in M&A activity over his career, in 2019, Mr. Popolo led the team that marketed and sold Freeman’s Encore Event Technology subsidiary to Blackstone, creating the world’s largest-venue-based audio-visual company. Currently, Mr. Popolo is Chairman of the board of Pinnacle Live, LLC and a board member of Ondas Networks, and sits on the advisory boards of the Jordan Edmiston Group Inc., Samesurf Inc., and Advisory Research Inc. Mr. Popolo graduated from Boston College with a BS in Finance and from the University of Chicago Booth School of Business with an MBA in Finance and Economics, subsequently receiving a Dean’s Award of Distinction from the Booth School of Business in 1997. Mr. Popolo graduated from Boston College with a BS in Finance and from the University of Chicago Booth School of Business with an MBA in Finance and Economics, subsequently receiving a Dean’s Award of Distinction from the Booth School of Business in 1997. Mr. Popolo is active with other charitable and philanthropic organizations. We believe Mr. Popolo’s experience in senior leadership positions at companies and his board experience makes him well-qualified to serve on our board of directors.

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

Jaspreet (Jas) Sood – Director

Ms. Sood was appointed as one of our directors on January 19, 2021. Ms. Sood is a seasoned executive who has strategic expertise in the areas of sales, product management, P&L management, operational transformation and go to market strategies. Since August 2021, Ms. Sood serves as Senior Vice President of Sales — US Enterprise for Palo Alto Networks (NYSE: PANW). Prior to joining Palo Alto Networks, Ms. Sood held a variety of executive level positions with Hewlett Packard Enterprise (NYSE: HPE) and its predecessor companies in the areas of business operations, strategy, product management, and finance. Ms. Sood was employed by Hewlett Packard Enterprise and its predecessor companies for twenty-five years. Ms. Sood holds an MBA with an emphasis in Technology Management from Pepperdine University and a bachelor’s degree in Economics from the University of California, Irvine. In 2018, 2019, 2020, and 2021, she was honored as a “CRN Power 100 Woman of the Channel” and is routinely featured as a guest speaker at various technology industry events. We believe Ms. Sood’s business experience makes her well qualified to serve on our Board.

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

Committees of the Board

Audit Committee

The audit committee of our Board (the “Audit Committee”) reviews our internal accounting procedures and consults with and reviews the services provided by our independent registered public accountants. Our Audit Committee consists of three directors, Messrs. Cohen and Silverman and Ms. Sood, and our Board has determined that each of them is independent within the meaning of listing requirements of The Nasdaq Stock Market (“Nasdaq”) and the independence requirements contemplated by Rule 10A-3 under the Exchange Act. Mr. Cohen is the chairman of the Audit Committee, and our Board has determined that Mr. Cohen is an “audit committee financial expert” as defined by SEC rules and regulations implementing Section 407 of the Sarbanes-Oxley Act. Our Board has determined that the composition of our Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with, the applicable requirements of the Sarbanes-Oxley Act, Nasdaq listing requirements and SEC rules and regulations. We intend to continue to evaluate the requirements applicable to us and to comply with the future requirements to the extent that they become applicable to our Audit Committee. The principal duties and responsibilities of our Audit Committee include:

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

Compensation Committee

Our Compensation Committee reviews and determines the compensation of all our executive officers. Our Compensation Committee consists of three directors, Messrs. Cohen and Seidl, and Ms. Sood, each of whom is a non-employee member of our Board as defined in Rule 16b-3 under the Exchange Act and independent within the meaning of listing requirements of Nasdaq. Mr. Seidl is the chairman of the Compensation Committee. Our Board has determined that the composition of our Compensation Committee satisfies the applicable independence requirements under, and the functioning of our Compensation Committee complies with the applicable listing requirements of Nasdaq and SEC rules and regulations. We intend to continue to evaluate and intend to comply with all future requirements applicable to our Compensation Committee. The principal duties and responsibilities of our Compensation Committee include:

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

Nominating and Corporate Governance Committee

The nominating and corporate governance committee of the Board (the “Nominating Committee”) consists of three independent directors, Messrs. Cohen and Seidl, and Ms. Sood. Mr. Cohen is the chairman of the Nominating Committee.

Our Board has determined that the composition of our Nominating Committee satisfies the applicable independence requirements under, and the functioning of our Nominating Committee complies with the applicable listing requirements of Nasdaq and SEC rules and regulations. We will continue to evaluate and will comply with all future requirements applicable to our Nominating Committee. The Nominating Committee’s responsibilities include:

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

Code of Business Conduct and Ethics and Committee Charters

We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”), applicable to all of our employees, executive officers and directors. The Audit Committee is responsible for overseeing the Code of Conduct and our Board must approve any waivers of the Code of Conduct for employees, executive officers and directors. All of our directors, executive officers and employees are required to certify in writing their understanding of and intent to comply with the Code of Conduct.

Our Board adopted charters for the Audit Committee, Compensation Committee, and Nominating Committee of the Board describing the authority and responsibilities delegated to each committee.

We post on our website www.ondas.com the charters of each of our board committees and our Code of Conduct, and all disclosures that are required by law concerning any amendments or waivers thereto applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions; and any other corporate governance materials contemplated by the Nasdaq listing requirements and SEC regulations. These documents are also available in print, without charge, to any stockholder requesting a copy in writing from our Secretary at our executive offices set forth in this Report.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, officers and greater than 10 percent beneficial owners of our common shares to file reports concerning their ownership of, and transactions in, such common shares.

Based solely on our review of these reports filed by the Company’s officers, directors and shareholders, and written representations from our executive officers and directors that they filed such reports, we believe that our officers, directors, and shareholders complied with all filing requirements under Section 16(a) of the Exchange Act on a timely basis during fiscal year 2023, except Mr. Seidl and Ms. Sood untimely filed a Form 4 to report the delivery of shares underlying restricted stock units and the delivery of shares underlying restricted stock units, and Mr. Cohen untimely filed a Form 4 to report the delivery of restricted stock units.

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides the compensation earned by our principal executive officer and other executive officers whose total compensation exceeded $100,000 for the fiscal years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eric A. Brock (1)	2023	$200,000	$-	$-	$-	$-	$-	$22,318	$222,318
(CEO)	2022	$200,000	$-	$-	$-	$-	$-	$28,451	$228,451

Yishay Curelaru (2) (CFO, Treasurer and Secretary)	2023	$171,181	$55,025	$-	$288,750	$-	$-	$72,113	$587,069

Derek Reisfield (3)	2023	$143,205	$-	$71,411	$-	$-	$-	$108,956	$323,572
(Former CFO, Treasurer and Secretary)	2022	$200,000	$-	$-	$332,800	$-	$-	$37,847	$570,287

Reese Mozer (4) (Former President)	2023	$97,500	$-	$-	$51,500	$-	$-	$1,646	$150,646

(1)	Mr. Brock’s All Other Compensation for 2023 and 2022 includes health insurance premiums paid on Mr. Brock’s behalf.

(2)	Mr. Curelaru was appointed as Chief Financial Officer, Treasurer and Secretary of the Company on September 19, 2023. On October 9, 2023, due to being drafted by the Israeli army, Mr. Curelaru temporarily stepped down as Chief Financial Officer and was re-appointed on January 22, 2024. All Other Compensation for 2023 includes post-employment benefits paid on Mr. Curelaru’s behalf totaling $42,727 and other fringe benefits totaling $29,386.

(3)	Mr. Reisfield served as President, Chief Financial Officer, Treasurer and Secretary of the Company from December 10, 2021 to February 9, 2023 and continued to serve as Chief Financial Officer, Treasurer and Secretary of the Company until September 18, 2023. Of the $71,411 of Stock Awards in 2023, Mr. Reisfield forfeited $57,129 due to his termination. Of the $332,800 of Option Awards in 2022, Mr. Reisfield forfeited $166,400 due to his termination. All Other Compensation for 2023 includes severance totaling $56,923, accrued vacation payout totaling $22,713, health insurance premiums paid on Mr. Reisfield’s behalf totaling $21,820 and employer matching of 401(k) totaling $7,500. All Other Compensation for 2022 includes health insurance premiums paid on Mr. Reisfield’s behalf totaling $27,487 and employer matching of 401(k) totaling $10,000.

(4)	Mr. Mozer served as President of the Company from February 9, 2023 to June 8, 2023. Due to his resignation, Mr. Mozer forfeited all $51,500 of Option Awards in 2023. All Other Compensation for 2023 includes health insurance premiums paid on Mr. Mozer’s behalf totaling $1,646.

Outstanding Equity Awards at Fiscal Year End

The following table provides the outstanding equity awards for our principal executive officer and other executive officers as of the year ended December 31, 2023 and 2022.

	Option Awards
Name and Principal Position	Grant Date	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Eric A. Brock (1)	-	-		-		-	-	-
(CEO)

Yishay Curelaru	11/21/2018	349		-		-	$0.4356	11/21/2028
(CFO, Treasurer and Secretary)	07/26/2020	6,565		-		-	$0.4356	07/26/2030
	01/25/2021	28,915		-		-	$0.4356	05/07/2030
	09/13/2021	17,614		-		-	$0.4356	09/13/2031
	09/13/2021	14,510		11,285	(2)	-	$21.9984	09/13/2031
	09/13/2021	29,020		22,571	(3)	-	$10.9992	09/13/2031
	03/16/2021	-		375,000	(4)	-	$1.46	03/16/2033

Derek Reisfield	01/25/2021	30,000		-		-	$12.72	01/25/2031
(Former CFO, Treasurer and Secretary)	02/07/2022	80,000	(5)			-	$4.78	02/07/2032

Reese Mozer (Former President)	02/07/2022	50,000	(6)			-	$4.78	02/07/2032

(1)	As of December 31, 2023, Mr. Brock had no outstanding equity awards.

(2)	The stock option vests in sixteen equal quarterly installments with the first vesting date commencing on December 13, 2021.

(3)	The stock option vests in sixteen equal quarterly installments with the first vesting date commencing on December 13, 2021.

(4)	The stock option vests (i) 25% on March 16, 2024 and (ii) the remaining 75% in thirty-six equal monthly installments thereafter.

(5)	The stock option vested in two successive equal annual installments with the first vesting date commencing on the first anniversary of the grant date. Due to Mr. Reisfield’s service as Chief Executive Officer, Treasurer and Secretary of the Company ended on September 18, 2023, the remaining unvested 80,000 shares underlying the stock option were forfeited.

(6)	The stock option vested in two successive equal annual installments with the first vesting date commencing on the first anniversary of the grant date. Due to Mr. Mozer’s service as President of the Company ended on June 8, 2023, the remaining unvested 50,000 shares underlying the stock option were forfeited.

Employment Agreements with Executive Officers

Eric Brock

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

As part of the terms of the Brock Agreement, Mr. Brock entered into an Employment, Non-Competition, Confidential Information and Intellectual Property Assignment Agreement (the “Supplemental Agreement”). As part of the Supplemental Agreement, Mr. Brock agreed (i) not to engage in Competitive Business (as defined in the Supplemental Agreement) during his term of employment with us and for a period of 12 months following termination; (ii) not to disclose Confidential Information (as defined in the Supplemental Agreement), subject to certain customary carve-outs; and (iii) to assign to the Company any Intellectual Property (as defined in the Supplemental Agreement) developed using the Company’s resources or related to the Company’s business within the scope of and during the period of employment.

Mr. Brock is entitled to severance compensation from the Company if his employment is terminated (i) without cause or (ii) due to “constructive termination” or (iii) due to disability, with these causes of termination being defined in the Brock Agreement. The severance compensation would consist of (i) accrued and vested benefits, and (ii) continued payment of the executive base salary and benefits as follows: (i) for a period of six (6) months following Mr. Brock’s separation.

Yishay Curelaru

Yishay Curelaru serves as our Chief Financial Officer, Treasurer and Secretary pursuant to an employment agreement entered into on November 28, 2017 by and between Mr. Curelaru and Airobotics, as amended on February 15, 2023 and September 27, 2023 (the “Curelaru Agreement”). The Curelaru Agreement provides for a continuous term and may be terminated by either party at any time. Pursuant to the Curelaru Agreement, Mr. Curelaru will receive an initial salary of NIS 720,000 (approximately $188,981 USD) per annum and a limit on the education fund of Mr. Curelaru’s gross salary amount, subject to annual review by our Board. Mr. Curelaru is eligible to participate in benefit plans generally available to our employees.

Mr. Curelaru is entitled to severance compensation from the Company if his employment is terminated (i) without cause or (ii) due to “constructive termination” or (iii) due to disability, with these causes of termination being defined in the Curelaru Agreement. The severance compensation would consist of continued payment of the executive base salary and benefits as follows: (i) for a period of six (6) months following Mr. Curelaru’s separation. If Mr. Curelaru is eligible to receive disability payments pursuant to a disability insurance policy paid for by Airobotics, Mr. Curelaru shall assign such benefits to Airobotics for all periods as to which Mr. Curelaru is receiving payment under Curelaru Agreement.

Derek Reisfield

Derek Reisfield served as our Chief Financial Officer, Secretary and Treasurer from December 10, 2021 to September 18, 2023 pursuant to an employment agreement entered into on December 10, 2021 (the “Reisfield Agreement”). The Reisfield Agreement provides for a continuous term and may be terminated by either party at any time. Pursuant to the Reisfield Agreement, Mr. Reisfield will receive an initial salary of $200,000 per annum, subject to annual review by our Board. Mr. Reisfield is eligible to participate in benefit plans generally available to our employees. As part of the terms of the Reisfield Agreement, Mr. Reisfield entered into an Employment, Non-Competition, Confidential Information and Intellectual Property Assignment Agreement (the “Supplemental Agreement”). As part of the Supplemental Agreement, Mr. Reisfield agreed (i) not to engage in Competitive Business (as defined in the Supplemental Agreement) during his term of employment with us and for a period of 12 months following termination; (ii) not to disclose Confidential Information (as defined in the Supplemental Agreement), subject to certain customary carve-outs; and (iii) to assign to the Company any Intellectual Property (as defined in the Supplemental Agreement) developed using the Company’s resources or related to the Company’s business within the scope of and during the period of employment.

Mr. Reisfield’s service as the Company’s Chief Financial Officer, Treasurer and Secretary ended on September 18, 2023. Mr. Reisfield received severance compensation of (i) accrued and vested benefits, and (ii) continued payment of the his base salary and benefits for six (6) months following Mr. Reisfield’s separation.

Reese Mozer

Reese Mozer served as our President from February 9, 2023 to June 8, 2023 pursuant to an employment agreement entered into on August 5, 2021 (the “Mozer Agreement”). The Mozer Agreement provides for a continuous term and may be terminated by either party at any time. Pursuant to the Mozer Agreement, Mr. Mozer will receive an initial salary of $200,000 per annum, subject to annual review by our Board. Mr. Mozer is eligible to participate in benefit plans generally available to our employees. As part of the terms of the Mozer Agreement, Mr. Mozer entered into an Employment, Non-Competition, Confidential Information and Intellectual Property Assignment Agreement (the “Supplemental Agreement”). As part of the Supplemental Agreement, Mr. Mozer agreed (i) not to engage in Competitive Business (as defined in the Supplemental Agreement) during his term of employment with us and for a period of 12 months following termination; (ii) not to disclose Confidential Information (as defined in the Supplemental Agreement), subject to certain customary carve-outs; and (iii) to assign to the Company any Intellectual Property (as defined in the Supplemental Agreement) developed using the Company’s resources or related to the Company’s business within the scope of and during the period of employment.

Mr. Mozer’s service as the Company’s President ended on June 8, 2023. In connection with Mr. Mozer’s resignation, the Company and Mr. Mozer entered into a Separation and General Release Agreement, dated June 8, 2023 (the “Release Agreement”). Pursuant to the Release Agreement, among other things, the Company waived and agreed not to enforce the non-competition covenant contained in the Supplemental Agreement, to the extent it restricts Mr. Mozer from engaging in the long range cargo drones business and permitted the vesting of 275,000 of the remaining 550,000 unvested restricted stock units held by Mr. Mozer pursuant to the Restricted Stock Unit Agreement, dated August 5, 2021, and includes a general release of claims by Mr. Mozer and a limited release of claims by the Company.

Director Compensation

On January 25, 2021, the Compensation Committee (the “Compensation Committee”) of the Board approved the Director Compensation Policy (the “Policy”). The Policy is applicable to all directors that are not employees or compensated consultants of the Company. Pursuant to the Policy, the cash compensation to non-employee directors will be the following: (i) quarterly board retainer - $2,500; (ii) additional Board Chair retainer - $2,000; (iii) additional Audit Committee Chair retainer - $2,000; (iv) additional Compensation Committee Chair retainer - $3,000; and (v) additional Nominating Committee Chair retainer - $1,000. Also, pursuant to the Policy, the annual equity award to non-employee directors will be restricted stock units representing $60,000. Also, pursuant to the Policy, non-employee directors will be reimbursed for reasonable out-of-pocket business expenses incurred in connection with business related to the Board.

Name	Fees Earned or Paid in Cash ($)	Stock awards ($)(1)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Thomas V. Bushey	10,000	-	-	-	-	-	10,000
Richard M. Cohen	22,000	157,894	-	-	-	-	179,894
Randall P. Seidl	18,000	157,894	-	-	-	-	175,894
Richard H. Silverman	10,000	-	-	-	-	-	10,000
Jaspreet Sood	10,000	157,894	-	-	-	-	167,894

(1)	The amounts reflected in this column represent the aggregate grant date fair value of the awards made during each respective year, as computed in accordance with FASB ASC Topic 718. For additional information related to the measurement of stock-based compensation awards, see Note 10 of the accompanying Consolidated Financial Statements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Security Ownership Table

As of March 27, 2024, the following table sets forth certain information with respect to the beneficial ownership of our Common Stock by (i) each stockholder known by us to be the beneficial owner of more than five percent (5%) of our Common Stock, (ii) by each of our current executive officers and directors as identified herein, and (iii) all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock, options, restricted stock units, and common stock purchase warrants (“Warrants”) that are currently exercisable or convertible into shares of our common stock within sixty (60) days of the date of this document, are deemed to be outstanding and to be beneficially owned by the person holding such securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, the address for all officers and directors listed below is 53 Brigham Street, Unit 4, Marlborough, MA 01752.

Name	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Directors and Executive Officers
Eric A. Brock (Chairman of the Board and Chief Executive Officer) (2)	1,891,206	2.88%
Yishay Curelaru (Chief Financial Officer, Treas. and Sec.) (3)	209,842	*
Richard M. Cohen (Director) (4)	161,940	*
Joseph Popolo (Director)(5)	14,834,989	19.54%
Randall P. Seidl (Director) (6)	122,222	*
Jaspreet Sood (Director) (7)	120,950	*
All Executive Officers & Directors as a Group (6 persons) (8)	17,341,149	22.76%
5% or Greater Stockholders
Energy Capital, LLC(9)	5,092,248	7.77%
Charles & Potomac Capital, LLC(10)	13,550,744	17.85%

*	Represents beneficial ownership of less than 1%.

(1)	Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them. Applicable percentage of ownership is based on 65,564,484 shares of common stock currently outstanding, as adjusted for each stockholder.

(2)	Mr. Brock exercises sole voting and dispositive power over the 1,891,206 shares of common stock.

(3)	Mr. Curelaru exercises sole voting and dispositive power over 672 shares of common stock, 193,546 shares of common stock issuable upon exercise of options, and 15,624 shares of common stock issuable upon the vesting and exercise of options.

(4)	Mr. Cohen exercises sole voting and dispositive power over 52,993 shares of common stock, 30,000 shares of common stock issuable upon exercise of an option, 39,474 shares of common stock issuable upon the vesting of RSUs, and 39,473 shares of common stock underlying RSUs that have vested and are pending delivery.

(5)	Mr. Popolo has indirect beneficial ownership of the shares of our common stock beneficially owned by Charles & Potomac Capital, LLC (“C&P”) as a result of being its chief executive officer and the sole control person of CFO Fund GenPar, LLC (“CFO Fund”), the managing member of C&P. Also, Mr. Popolo exercises sole voting and dispositive power over 1,284,245 shares of common stock.

(6)	Mr. Seidl exercises sole voting and dispositive power over 43,275 shares of common stock, 39,474 shares of common stock issuable upon the vesting of RSUs, and 39,473 shares of common stock underlying RSUs that have vested and are pending delivery.

(7)	Ms. Sood exercises sole voting and dispositive power over 42,003 shares of common stock, 39,474 shares of common stock issuable upon the vesting of RSUs, and 39,473 shares of common stock underlying RSUs that have vested and are pending delivery.

(8)	Includes 239,170 shares of common stock issuable upon exercise of options, 10,367,500 shares of common stock issuable upon the exercise of warrants, 118,422 shares of common stock issuable upon vesting of RSUs, and 118,419 shares of common stock underlying RSUs that have vested and are pending delivery.

(9)	Based on Amendment No. 1 to Schedule 13D filed on January 27, 2020, the address for Energy Capital, LLC (“Energy Capital”) is 3899 Maple Avenue, Suite 100, Dallas, Texas 75219. Joseph Popolo is the sole owner of Energy Capital and exercises sole voting and dispositive power over the 5,092,248 shares of common stock.

(10)	Based on Amendment No. 2 to Schedule 13D filed on February 28, 2024, the address for C&P is Commonwealth Hall at Old Parkland, 3899 Maple Avenue, Suite 100, Dallas, Texas 75219. CFO Fund is the Managing Member of C&P. Joseph Popolo is the chief executive officer of C&P and the sole control person of CFO Fund. Mr. Popolo exercises shared voting and dispositive power over the 3,183,244 shares of common stock and 10,367,500 shares of common stock issuable upon exercise of warrants.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2018 Incentive Stock Plan (1)	546,120	$1.40	1,052,373
2021 Incentive Stock Plan (2)	3,897,986	$1.81	3,780,741
Equity compensation plans not approved by security holders	-	-	-

(1)	The 2018 Incentive Stock Plan was approved by stockholders in September 2018. The number of securities to be issued upon exercise of outstanding options, warrants and rights consist of 500,286 shares underlying outstanding options and 45,834 shares underlying outstanding restricted stock units granted pursuant to the 2018 Incentive Stock Plan.

(2)	The 2021 Incentive Stock Plan was approved by stockholders in November 2021. On October 31, 2023, stockholders of the Company approved an amendment to the 2021 Plan to increase the number of shares of the Company’s Common Stock authorized for issuance under the 2021 Plan from 6,000,000 to 8,000,000 shares. The number of securities to be issued upon exercise of outstanding options, warrants and rights consist of 3,389,354 shares underlying outstanding options and 508,632 shares underlying outstanding restricted stock units granted pursuant to the 2021 Incentive Stock Plan.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions Policy

Under its written charter, the Audit Committee is responsible for reviewing and approving any transaction between our company and a related party (as defined in Item 404 of Regulation S-K). Our management is responsible for bringing any such transaction to the attention of the Audit Committee. In approving or rejecting any such transaction, the Audit Committee considers the relevant facts and circumstances, including the material terms of the transaction, risks, benefits, costs, availability of other comparable services or products and, if applicable, the impact on a director’s independence.

Related Party Transactions

Under its written charter, the Audit Committee is responsible for reviewing and approving or ratifying any transaction between our company and a related person (as defined in Item 404 of Regulation S-K) that is required to be disclosed under the rules and regulations of the SEC. Our management is responsible for bringing any such transaction to the attention of the Audit Committee. In approving or rejecting any such transaction, the Audit Committee considers the relevant facts and circumstances, including the material terms of the transaction, risks, benefits, costs, availability of other comparable services or products and, if applicable, the impact on a director’s independence.

We have been a party to the following transactions since January 1, 2022, in which the amount exceeded or will exceed $120,000 and in which any current director, executive officer, holder of more than 5% of our capital stock, or any member of the immediate family of the foregoing, had or will have a material interest.

July 2023 Offering

On July 21, 2023, Ondas Networks completed the first tranche of a private placement with Stage 1 Growth Fund LLC (Series WAVE, Class A) (the “SPV”), with respect to the sale of (i) 329,238 shares of Networks Preferred Stock, at a purchase price of $34.955 per share, convertible into shares of Networks Common Stock and (ii) warrants to purchase 7,825,792 shares of the Company Common Stock, at an exercise price of $0.89 per share for gross proceeds to Ondas Networks of $11,508,517 (the “2023 Private Placement”).

On August 14, 2023, Ondas Networks completed the second tranche of the 2023 Private Placement with SPV, with respect to the sale of an additional (i) 99,885 shares of Networks Preferred Stock, at a purchase price of $34.955 per share, convertible into shares of Networks Common Stock and (ii) warrants to purchase 2,374,208 shares of the Company Common Stock, at an exercise price of $0.89 per share for gross proceeds to Ondas Networks of an additional $3,491,483. Charles & Potomac Capital, LLC (“C&P”) is the proxy for the members of the SPV, and the manager of the SPV must act in accordance with C&P’s direction with respect to exercise and voting of the issuer’s securities and derivative securities held by the SPV. Joseph Popolo, a director of the Company, is the sole control person of C&P.

February 2024 Offerings

On February 26, 2024, Ondas Networks completed a private placement with certain purchasers with respect to the sale of (i) 108,925 shares of preferred stock of Networks Preferred Stock, at a purchase price of $41.3104 per share convertible into shares of Networks Common Stock and (ii) warrants to purchase 3,015,000 shares of the Company’s Common Stock, at an exercise price of $1.26 per share for gross proceeds to Ondas Networks of $4,500,000 (the “2024 Private Placement”). In connection with the 2024 Private Placement, C&P paid $250,000 for 6,051 shares of Networks Preferred Stock and warrants to purchase 167, 5000 shares of the Company’s Common Stock. Joseph Popolo, a director of the Company, is the sole control person of C&P.

Also on February 26, 2024, we completed a direct registered offering with certain purchasers with respect to the sale of (i) an aggregate of 3,616,071 shares the Company’s Common Stock and (ii) warrants to purchase an aggregate of 3,616,071 shares of OAH’s common stock $0.0001 par value per share, at an exercise price of $1.29 for gross proceeds of $4,050,000 (the “2024 Direct Registered Offering”). In connection with the 2024 Direct Registered Offering, C&P paid $2,000,000 for 1,785,714 shares of the Company’s Common Stock and warrants to purchase 1,785,714 shares of OAH common stock. Joseph Popolo, a director of the Company, is the sole control person of C&P.

Director Independence

A majority of our Board is independent under the rules of Nasdaq. Our Board has undertaken a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our Board has determined that Messrs. Cohen, Popolo and Seidl and Ms. Sood are “independent directors” as defined under the rules of Nasdaq.

Item 14. Principal Accountant Fees and Services.

Rosenberg Rich Baker Berman, P.A. (“RRBB”) has served as the Company’s independent registered public accounting firm since June 28, 2018.

Aggregate fees billed to the Company for the years ended December 31, 2023 and 2022 by RRBB were as follows:

	For the years ended December 31,
	2023	2022

Audit Fees	$252,500	$241,665
Audit-Related Fees	-	-
Tax Fees	38,877	19,800
All Other Fees	39,000	26,500
	$330,377	$287,965

Audit fees consist of fees associated with the annual audit, including the reviews of our quarterly reports. Tax fees include the preparation of our tax returns. All other fees consist of fees associated with services provided related to all other filings with the SEC as well as consents.

On September 28, 2018, the Audit Committee of our Board adopted a policy and related procedures requiring its pre-approval of all audit and non-audit services to be rendered by its independent registered public accounting firm. These policies and procedures are intended to ensure that the provision of such services do not impair the independent registered public accounting firm’s independence. These services may include audit services, audit-related services, tax services and other services. All services provided by RRBB during the years ended December 31, 2023 and 2022 were approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Name of Document

2.1	Agreement and Plan of Merger, dated as of May 17, 2021, by and among Ondas Holdings Inc., Drone Merger Sub I Inc., Drone Merger Sub II Inc., American Robotics, Inc., and the Company Stockholder’s Representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 17, 2021 (File No. 001-39761)).

2.2	Agreement of Merger, dated August 4, 2022 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2022 (File No. 001-39761)).

2.3	Amendment to Agreement of Merger, dated November 13, 2022 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2022 (File No. 001-39761)).

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated September 28, 2018 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271)).

3.2	Amended and Restated Bylaws of the Registrant, dated September 28, 2018 (incorporated herein by reference to Exhibit No. 3.2 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271)).

3.3	Certificate of Designation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 17, 2020 (File No. 000-56004)).

3.4	Certificate of Change (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 13, 2020 (File No. 000-56004)).

3.5	Certificate of Amendment, filed on October 31, 2023 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 31, 2023 (File No. 001-39761)).

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-3 filed on January 29, 2021 (File No. 333-252571)).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 1, 2019 (File No. 000-56004)).

4.3	Form of Warrant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 7, 2020 (File No. 000-56004)).

4.4	Form of Warrant (included as Exhibit E to Exhibit 2.1 and incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 17, 2021 (File No. 001-39761)).

4.5	Form of Warrant (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on July 10, 2023).

4.6	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2023).

4.7	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2024).

4.8	Form of Warrant (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2024).

4.9	Form of 3% Series A Senior Convertible Note Due 2023 (see Exhibit A-1 to the Securities Purchase Agreement filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-39761)).

4.10	Form of 3% Series B-1 Senior Convertible Note (see Exhibit A-2 to the Amendment No. 1 to Securities Purchase Agreement filed as Exhibit 10.1 to this Current Report on Form 8-K (File No. 001-39761)).

4.11	Form of 3% Series B-2 Senior Convertible Note (see Exhibit A-2 to the Amendment No. 1 to Securities Purchase Agreement filed as Exhibit 10.1 to this Current Report on Form 8-K (File No. 001-39761)).

4.12	Base Indenture, dated January 20, 2023, between Ondas Holdings Inc. and Wilmington Savings Fund Society, FSB (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2023 (File No. 001-39761)).

4.13	Supplemental Indenture, dated January 20, 2023, between Ondas Holdings Inc. and Wilmington Savings Fund Society, FSB (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2023 (File No. 001-39761)).

4.14	Second Supplemental Indenture, dated July 25, 2023, between Ondas Holdings Inc. and Wilmington Savings Fund Society, FSB (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on July 28, 2023.

4.15	Form of 3% Series B-1 Senior Convertible Note (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC January 23, 2023).

4.16	Form of 3% Series B-2 Senior Convertible Note (see Exhibit A to the Second Supplemental Indenture filed as Exhibit 4.3 to this Current Report on Form 8-K).

4.17	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 000-56004)).

10.1#	Amended and Restated Employment Agreement, dated June 3, 2020, between Ondas Holdings Inc. and Eric Brock. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 3, 2020 (File No. 000-56004)).

10.2#	Employment Agreement, between Airobotics and Yishay Curelaru, dated November 28, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2023).

10.3#	Amendment to Employment Agreement, between Airobotics and Yishay Curelaru, dated February 15, 2023 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2023).

10.4#	Amendment to Employment Agreement, dated September 27, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2023).

10.5#	2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271)).

10.6#	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 7, 2020 (File No. 000-56004)).

10.7#	Form of Restricted Stock Unit Agreement. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 3, 2020 (File No. 000-56004)).

10.8	Form of Nonstatutory Stock Option Agreement.# (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 3, 2020 (File No. 000-56004)).

10.9	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2020 (File No. 000-56004)).

10.10	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2020 (File No. 000-56004)).

10.11	Ondas Holdings Inc. 2021 Director Compensation Policy (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2021)).

10.12#	Ondas Holdings Inc. 2021 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2021 (File No. 001-39761)).

10.13#	Ondas Holdings, Inc. 2021 Incentive Stock Israeli Appendix (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2023 (File No. 001-39761)).

10.14#	Airobotics Ltd. 2015 Israeli Share Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 25, 2023 (File No. 001-269418)).

10.15#	Amendment to the Ondas Holdings Inc. 2021 Incentive Stock Plan incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2023 (File No. 001-39761)).

10.16#	2020 Incentive Equity Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 25, 2023 (File No. 001-269418)).

10.17#	Employment Agreement, dated December 10, 2021, between Ondas Holdings Inc. and Derek Reisfield. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2021 (File No. 001-39761)).

10.18#	Release Agreement, dated September 21, 2023, by and between Ondas Holdings Inc. and Derek Reisfield (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2023).

10.19#	Employment Agreement, dated August 5, 2021, between Ondas Holdings Inc. and Reese Mozer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2023 (File No. 001-39761)).

10.20#	Separation and General Release Agreement, dated June 8, 2023, between Ondas Holdings Inc. and Reese Mozer. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2023).

10.21	Form of Securities Purchase Agreement, dated October 26, 2022, between Ondas Holdings Inc. and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2022 (File No. 001-39761)).

10.22	Form of Amendment No. 1 to Securities Purchase Agreement, dated January 20, 2023, between Ondas Holdings Inc. and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2023 (File No. 001-39761)).

10.23	Form of Agreement and Waiver, dated as of July 21, 2023, by and between Ondas Holdings Inc. and the investor signatory thereto (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on July 24, 2023).

10.24	Form of Agreement and Waiver, dated as of February 23, 2024, by and between Ondas Holdings Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2024).

10.25	Placement Agent Agreement, dated October 26, 2022, between Ondas Holdings Inc. and Oppenheimer & Co. Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2022 (File No. 001-39761)).

10.26	Preferred Stock Purchase Agreement, dated July 9, 2023, between Ondas Networks Inc. and the Initial Purchaser (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on July 10, 2023).

10.27	Amendment to Preferred Stock Purchase Agreement, dated July 21, 2023, between Ondas Networks Inc. and Initial Purchaser (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on July 24, 2023).

10.28	Form of Preferred Stock Purchase Agreement, dated February 26, 2024, between Ondas Networks Inc. and the Purchasers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2024).

10.29	Registration Rights Agreement, dated July 21, 2023, between the Company and Initial Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2023).

10.30	Registration Rights Agreement, dated August 11, 2023, between the Company and Initial Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2023).

10.31	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2024).

10.32	Form of Securities Purchase Agreement, dated February 26, 2024, between Ondas Holdings Inc., the Purchasers and solely with respect to Section 4.9 of this ONDS Agreement, Ondas Autonomous Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2024).

21	Subsidiaries of the Registrant*.

23.1	Consent of Rosenberg Rich Baker Berman, P.A.*

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated April 1, 2024*

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated April 1, 2024*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated April 1, 2024**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated April 1, 2024**

97.1	Ondas Holdings Inc. Clawback Policy*

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

#	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 1, 2024	ONDAS HOLDINGS INC.

	By:	/s/ Eric A. Brock
Eric A. Brock
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Yishay Curelaru
Yishay Curelaru
Chief Financial Officer
(Principal Financial Officer
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric A. Brock	Chairman and Chief Executive Officer	April 1, 2024
Eric A. Brock

/s/ Yishay Curelaru	Chief Financial Officer,	April 1, 2024
Yishay Curelaru	Treasurer and Secretary

/s/ Richard M. Cohen	Director	April 1, 2024
Richard M. Cohen

/s/ Joseph Popolo	Director	April 1, 2024
Joseph Popolo

/s/ Randall P. Seidl	Director	April 1, 2024
Randall P. Seidl

/s/ Jaspreet Sood	Director	April 1, 2024
Jaspreet Sood