Form 10-Q
period 2024-03-31
Ondas Holdings Inc.
filed 2024-05-15
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares outstanding of the issuer’s Common Stock as of May 13, 2024, was 66,272,258.

ONDAS HOLDINGS INC.

i

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets:
Cash	$14,548,561	$14,979,436
Restricted cash	42,148	42,564
Accounts receivable, net	2,125,568	3,429,974
Inventory, net	3,759,574	2,186,646
Other current assets	3,030,706	2,967,619
Total current assets	23,506,557	23,606,239

Property and equipment, net	4,839,649	4,175,958

Other Assets:
Goodwill, net of accumulated impairment charges	27,751,921	27,751,921
Intangible assets, net	30,301,298	31,329,182
Accounts receivable, net of current	155,560	-
Lease deposits	596,235	599,517
Operating lease right of use assets	4,464,304	4,701,865
Total other assets	63,269,318	64,382,485
Total assets	$91,615,524	$92,164,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,573,595	$5,177,022
Operating lease liabilities	673,267	685,099
Accrued expenses and other current liabilities	3,218,858	3,587,877
Convertible note payable, net of unamortized debt discount and issuance cost of $1,569,835 and $1,968,411, respectively	27,378,288	25,692,505
Government grant liability	640,095	520,657
Deferred revenue	460,047	276,944
Total current liabilities	37,944,150	35,940,104

Long-Term Liabilities:
Notes payable	300,000	300,000
Convertible notes payable, net of current, net of debt discount and issuance cost of $250,768 and $391,718, respectively	1,665,899	2,812,156
Accrued interest	23,294	26,844
Government grant liability, net of current	2,184,002	2,229,047
Operating lease liabilities, net of current	5,729,743	5,800,710
Other liabilities	82,500	-
Total long-term liabilities	9,985,438	11,168,757
Total liabilities	47,929,588	47,108,861

Commitments and Contingencies (Note 11)

Temporary Equity
Redeemable noncontrolling interest	15,922,284	11,920,694

Stockholders’ Equity
Preferred stock - par value $0.0001; 5,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively, and none issued or outstanding at March 31, 2024 and December 31, 2023, respectively	-	-
Preferred stock, Series A - par value $0.0001; 5,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively, and none issued or outstanding at March 31, 2024 and December 31, 2023, respectively	-	-
Common Stock - par value $0.0001; 300,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively, and 65,564,484 and 61,940,878 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	6,556	6,194
Additional paid in capital	235,993,246	231,488,999
Accumulated deficit	(208,236,150)	(198,360,066)
Total stockholders’ equity	27,763,652	33,135,127
Total liabilities and stockholders’ equity	$91,615,524	$92,164,682

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

Revenues, net	$625,009	$2,595,991
Cost of goods sold	1,019,991	1,569,095
Gross profit (loss)	(394,982)	1,026,896

Operating expenses:
General and administration	3,898,089	5,467,111
Sales and marketing	1,321,149	1,237,485
Research and development	3,512,975	6,974,979
Total operating expenses	8,732,213	13,679,575

Operating loss	(9,127,195)	(12,652,679)

Other income (expense), net
Other income (expense), net	(76,716)	(8,846)
Interest income	97,501	7,345
Interest expense	(782,611)	(1,795,473)
Foreign exchange gain (loss), net	12,937	(5,898)
Total other income (expense), net	(748,889)	(1,802,872)

Loss before income taxes	(9,876,084)	(14,455,551)

Provision for income taxes	-	-

Net loss	(9,876,084)	(14,455,551)
Less preferred dividends attributable to noncontrolling interest	334,138	-
Less deemed dividends attributable to accretion of redemption value	638,646	-
Net loss attributable to common stockholders	$(10,848,868)	(14,455,551)

Net loss per share - basic and diluted	$(0.17)	$(0.30)

Weighted average number of common shares outstanding, basic and diluted	63,035,122	47,697,767

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Redeemable Noncontrolling Interest		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2023	-	$-	44,108,661	$4,411	$211,733,690	$(153,515,194)	$58,222,907
Issuance of shares in connection with acquisition of Airobotics, Ltd.	-	-	2,844,291	284	5,261,654	-	5,261,938
Issuance of shares in connection with acquisition of the assets of Iron Drone, Ltd.	-	-	46,129	5	85,795	-	85,800
Assumption of vested stock options in connection with acquisition of Airobotics, Ltd.	-	-	-	-	700,690	-	700,690
Delivery of shares for restricted stock units	-	-	4,090	-	-	-	-
Issuance of shares for payment on convertible debt	-	-	2,104,988	211	3,004,583	-	3,004,794
Stock-based compensation	-	-	-	-	1,263,356	-	1,263,356
Net loss	-	-	-	-	-	(14,455,551)	(14,455,551)
Balance, March 31, 2023	-	$-	49,108,159	$4,911	$222,049,768	$(167,970,745)	$54,083,934

Balance, January 1, 2024	429,123	$11,920,694	61,940,878	$6,194	$231,488,999	$(198,360,066)	$33,135,127
Sale of redeemable preferred stock in Ondas Networks, net of issuance costs	108,925	3,028,806	-	-	(124,965)	-	(124,965)
Issuance of warrants in connection with the sale of redeemable preferred stock in Ondas Networks	-	-	-	-	1,471,194	-	1,471,194
Preferred dividends attributable to redeemable noncontrolling interest	-	334,138	-	-	(334,138)	-	(334,138)
Accretion of redeemable preferred stock in Ondas Networks	-	638,646	-	-	(638,646)	-	(638,646)
Sale of common stock, net of issuance costs	-	-	3,616,071	362	2,904,295	-	2,904,657
Issuance of warrants in Ondas Autonomous Holdings, in connection with sale of common stock	-	-	-	-	954,737	-	954,737
Issuance of shares upon exercise of options	-	-	4,535	-	2,217	-	2,217
Delivery of shares for vesting of restricted stock units	-	-	3,000	-	-	-	-
Stock-based compensation	-	-	-	-	269,553	-	269,553
Net Loss	-	-	-	-	-	(9,876,084)	(9,876,084)
Balance, March 31, 2024	538,048	$15,922,284	65,564,484	$6,556	$235,993,246	$(208,236,150)	$27,763,652

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,876,084)	$(14,455,551)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	123,071	252,544
Amortization of debt discount and issuance costs	539,526	1,500,641
Amortization of intangible assets	1,052,211	978,838
Amortization of right of use asset	237,561	343,214
Loss on retirement of assets	3,278	-
Stock-based compensation	269,553	1,263,356
Change in fair value of government grant liability	74,393	36,077
Changes in operating assets and liabilities:
Accounts receivable	1,148,846	(901,595)
Inventory	(1,174,882)	(95,056)
Other current assets	(63,087)	368,890
Deposits and other assets	3,282	(75,948)
Accounts payable	396,573	1,230,473
Deferred revenue	183,103	(1,251,635)
Operating lease liability	(82,799)	(320,905)
Accrued expenses and other current liabilities	(372,569)	(1,705,606)
Other liabilities	82,500	-
Net cash flows used in operating activities	(7,455,524)	(12,832,263)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(8,689)	(8,732)
Purchase of equipment	(1,188,086)	(135,224)
Cash acquired on the acquisition of Airobotics Ltd.	-	1,049,454
Cash paid for Field of View LLC asset acquisition	-	(41,667)
Purchase of software intangible	(15,638)	-
Net cash flows provided by (used in) investing activities	(1,212,413)	863,831

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of issuance costs	3,859,394	-
Proceeds from exercise of options	2,217	-
Proceeds from sale of redeemable preferred stock in Ondas Networks, net of issuance costs	4,375,035	-
Payments on convertible notes payable	-	(2,502,333)
Payments on government grant liability	-	(6,576)
Payments on loan acquired from Airobotics Ltd.	-	(1,140,301)
Net cash flows provided by (used in) financing activities	8,236,646	(3,649,210)

Decrease in cash and restricted cash	(431,291)	(15,617,642)
Cash and restricted cash, beginning of period	15,022,000	29,775,096
Cash and restricted cash, end of period	$14,590,709	$14,157,454

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$7,300	$5,258
Cash paid for income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants in OAH related to sale of common stock	$954,737	$-
Warrants in relation to sale of redeemable preferred stock in Ondas Networks	$1,471,194	$-
Preferred dividends attributable to redeemable noncontrolling interest	$334,138	$-
Accretion of redeemable preferred stock in Ondas Networks	$638,646	$-
Transfer of equipment into inventory	$398,046	$-
Common Stock and warrants in relation to acquisition of Airobotics, Ltd.	$-	$5,962,628
Common Stock in relation to acquisition of the assets of Iron Drone, Ltd.	$-	$85,800
Common Stock exchanged for debt repayment	$-	$3,004,794

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

Business Activity

Ondas is a leading provider of private wireless, drone, and automated data solutions through its subsidiaries Ondas Networks, OAH, Airobotics, and American Robotics. Ondas Networks provides wireless connectivity solutions. OAH provides drone and automated data solutions through its subsidiaries Airobotics and American Robotics. Ondas Networks and OAH together provide users in rail, energy, mining, public safety and critical infrastructure and government markets with improved connectivity, data collection capabilities, and data collection and information processing capabilities. We operate Ondas Networks and OAH as separate business segments, and the following is a discussion of each segment.

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

Ondas Autonomous Holdings (OAH)

Our OAH business unit develops and integrates drone-based solutions focusing on high-performance critical applications for government and Tier-1 commercial enterprises. Ondas is marketing comprehensive drone-based solutions to address the needs of governmental and commercial customers based on its commercially available platforms: the Optimus System™, a fully autonomous drone platform capable of continuous and multipurpose aerial data capturing and analytics, and the Iron Drone Raider™, a fully autonomous interceptor drone designed to neutralize small hostile drones. Airobotics acquired the assets of Iron Drone on March 6, 2023.

Our unique, fully autonomous platforms enable cutting-edge aerial capabilities and are designed to serve and protect critical infrastructure and operations. Our business focuses on end-user entities in Public Safety, Defense, Homeland Security, Smart City, Port Authorities, State Departments, and other governmental entities together with commercial customers of industrial sensitive facilities such as Oil & Gas, Seaports, Mining, and Heavy Construction. For these industries, OAH provides specialized real-time aerial data capturing and aerial protection solutions in the most complex environments such as urban areas, sensitive and critical facilities and field area operations, and high-priority projects. In addition, we offer a wide suite of supplementary, enabling services for successful implementation such as AI data analytics, data automation, IT implementation, safety planning, certification, training, and maintenance, handling all the complex aspects of such high-performance drone operations.

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

OAH and its portfolio companies have already gained a track record of industry-leading regulatory successes including the securing of the first-of-its-kind Type Certification (TC) from the FAA for the Optimus 1-EX UAV on September 25, 2023, becoming the first autonomous security data capture UAV to achieve this distinction. TC, recognized as the highest echelon of Airworthiness Certification, streamline operational approvals for broad flight operations over people and infrastructure. The certification verifies the compliance of the system’s design with the required FAA airworthiness and noise standards, ensuring safe operation within the US National Airspace System (NAS) thereby significantly broadening the range of operational scenarios and scaling up of operations for automated UAS. Achieving FAA Type Certification will enable drone operations beyond-visual-line-of-sight (BVLOS) without a human operator on-site. With a strong footprint in the US market and worldwide, we believe that OAH is well-positioned with proven technology, a unique offering, and strong capabilities to strategically transform critical operations with our cutting-edge drone tech and capabilities.

Liquidity

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. As of March 31, 2024, we had an accumulated deficit of approximately $208,236,000. As of March 31, 2024, we had net long-term borrowings outstanding of approximately $4,173,000 net of debt discount and issuance costs of approximately $251,000 and short-term borrowings outstanding of approximately $28,018,000, net of debt discount and issuance costs of approximately $1,570,000. As of March 31, 2024, we had cash and restricted cash of approximately $14,591,000 and a working capital deficit of approximately $14,438,000.

In 2023, we raised approximately $14,692,000 of net proceeds from the sale redeemable preferences shares in Ondas Networks and warrants in Ondas Holdings to third parties, and approximately $9,310,000 from a second convertible debt agreement. In February 2024, we raised gross proceeds of approximately $4,500,000 from issuing additional redeemable preference shares in Ondas Networks and warrants in Ondas Holdings to third parties, and approximately $4,050,000 from issuing common stock, par value $0.0001 per share (“Common Stock”), of Ondas Holdings and warrants in OAH.

We expect to fund our operations for the next twelve months from the filing date of this Quarterly Report on Form 10-Q from the cash on hand as of March 31, 2024, proceeds from the 2024 financing activities discussed above, gross profits generated from revenue growth, potential prepayments from customers for purchase orders, potential proceeds from warrants issued and outstanding, and additional funds that we may seek through equity or debt offerings and/or borrowings under additional notes payable, lines of credit or other sources. There is substantial doubt that the funding plans will be successful and therefore the conditions discussed above have not been alleviated. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for one year from May 15, 2024, the date the Condensed Consolidated Financial Statements were available to be issued.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2023 Form 10-K and are updated, as necessary, in this Form 10-Q. The December 31, 2023 consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Segment Information

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The Company’s CODM is its Chief Executive Officer. The Company determined it has two reportable segments: Ondas Networks and OAH as the CODM reviews financial information for these two businesses separately. The Company has no inter-segment sales.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2024 and December 31, 2023, we had no cash equivalents. Restricted cash includes cash that is not readily available for use in the Company’s operating activities. Restricted cash is attributable to minimum cash reserve requirements for Airobotics’ credit cards. The Company periodically monitors its positions with, and the credit quality of, the financial institutions with which it invests. Periodically, throughout the three months ended, and as of March 31, 2024, the Company has maintained balances in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits. As of March 31, 2024, the Company was $13,934,004 in excess of FDIC insured limits.

Accounts Receivable

Accounts receivable are stated at a gross invoice amount less an allowance for credit losses as well as net of any discounts or other forms of variable consideration. We estimate allowance for credit losses by evaluating specific accounts where information indicates our customers may have an inability to meet financial obligations, such as customer payment history, credit worthiness and receivable amounts outstanding for an extended period beyond contractual terms. We use assumptions and judgment, based on the best available facts and circumstances, to record an allowance to reduce the receivable to the amount expected to be collected. These allowances are evaluated and adjusted as additional information is received. We had no allowance for credit losses as of March 31, 2024 and December 31, 2023.

Inventory

Inventories, which consist solely of raw materials, work in process and finished goods, are stated at the lower of cost (first-in, first-out) or net realizable value, net of reserves for obsolete inventory. We continually analyze our slow-moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. As of March 31, 2024 and December 31, 2023 such reserves were $100,254.

Inventory consists of the following:

	March 31, 2024	December 31, 2023
Raw Material	$2,162,915	$1,499,727
Work in Process	570,239	782,770
Finished Goods	1,126,674	4,403
Less Inventory Reserves	(100,254)	(100,254)
Total Inventory, Net	$3,759,574	$2,186,646

Property and Equipment

All additions, including improvements to existing facilities, are recorded at cost. Maintenance and repairs are charged to expense as incurred. Depreciation of property and equipment is principally recorded using the straight-line method over the estimated useful lives of the assets. The estimated useful lives typically are (i) 3 to 7 years for computer equipment, (ii) 5 years for vehicles and docking stations and drones, (iii) 7 – 17 years for furniture and fixtures, (iv) 5 to 7 years for development equipment, and (v) 3 years for machinery and equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. Upon the disposal of property, the asset and related accumulated depreciation accounts are relieved of the amounts recorded therein for such items, and any resulting gain or loss is recorded in operating expenses in the year of disposition.

Software

Costs incurred internally in researching and developing a software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to production. The amortization of these costs is included in cost of revenue over the estimated life of the products. As of March 31, 2024, and December 31, 2023, the Company had no internally developed software.

Impairment of Long-Lived Assets

Long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. The impairment of long-lived assets was $0 for the three months ended March 31, 2024, and 2023, respectively.

Research and Development

Costs for research and development are expensed as incurred except for research and development equipment with alternative future use. Research and development expenses consist primarily of salaries, salary related expenses and costs of contractors and materials.

Fair Value of Financial Instruments

Our financial assets and liabilities measured at fair value on a recurring basis consist primarily of receivables, accounts payable, accrued expenses and short- and long-term debt. The carrying amount of receivables, accounts payable and accrued expenses approximate our fair value because of the short-term maturity of such instruments. Our financial assets measured at fair value on a nonrecurring basis include right of use assets, goodwill and intangibles, which are adjusted to fair value whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Our estimate of the fair value of right of use assets, goodwill and intangibles is based on expected future cash flows and actual results may differ from those estimates.

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

The Company had no Level 3 assets that are required to be valued at fair value as of March 31, 2024. The Company had Level 3 assets that are required to be valued at fair value as of December 31, 2023, see Note – 2 Summary of Significant Account Policies, Leases, and Note 4 – Property and Equipment.

The Company had Level 3 liabilities that are required to be valued at fair value as of March 31, 2024 and December 31, 2023. The fair value of the government grant liability is determined as the sum of 3% royalty payments on forecasted future sales, discounted using the effective interest method. As of March 31, 2024 and December 31, 2023, the Company made the following assumptions: (i) royalty payments will be made on future sales through 2026, and (ii) the effective interest rate is a range of 17-19%. The following table provides a reconciliation of the beginning and ending balances for the Level 3 government grant liability measured at fair value using significant unobservable inputs:

Government Grant Liability
Balance as of December 31, 2023	$2,749,704
Net Loss on change in fair value of liability	74,393
Balance as of March 31, 2024	$2,824,097

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financing as deferred offering costs until such financing is consummated. After consummation of equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs are expensed immediately as a charge to other income (expense) in the Condensed Consolidated Statements of Operations.

Government Grants

The Government grant liability was assumed through the acquisition of Airobotics and asset purchase of Iron Drone. Airobotics and Iron Drone received government grants from the Israel Innovation Authority (formerly: the Office of the Chief Scientist in Israel, “the IIA”), and the grant funds are repayable to the extent that future economic benefits are expected from the research project that will result in royalty-bearing sales. A liability for grants received is first measured at fair value using a discount rate that reflects a market rate of interest. The difference between the amount of the grant received and the fair value of the liability is accounted for as a government grant and recognized as a reduction of research and development expenses.

At each reporting date, the Company evaluates whether there is reasonable assurance that the liability recognized, in whole or in part, will not be repaid (since the Company will not be required to pay royalties) based on the best estimate of future sales and using the original effective interest rate, which is 17-19%, and if so, the appropriate amount of the liability is derecognized through other income (expense). Amounts paid as royalties are treated as a reduction of the liability. Royalty payments are due every nine months. There is no maturity date. The liability exists until it is paid in full through royalty payments or the Company reports to the IIA there will be no further sales, as per the terms of the agreement.

Redeemable Noncontrolling Interests

In 2023 and 2024, Ondas Networks Inc. entered into multiple agreements with a third party for the sale of redeemable preferred stock in Ondas Networks (see Note 10 – Redeemable Noncontrolling Interest). The preferred stock accrues dividends at the rate per annum of eight percent (8%) of the original issue price and can be redeemed at the request of the Holder at any time after the fifth anniversary as follows:

(i)	In respect of the 2023 investments, for the greater of two times the initial investment plus accrued dividends or the amount that would be due if the Preferred Stock was converted into Common Stock.

(ii)	In respect of the 2024 investment, for the greater of one times the initial investment plus accrued dividends or the amount that would be due if the Preferred Stock was converted into Common Stock.

The applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. As a result, the Company recorded the noncontrolling interest as redeemable noncontrolling interest and classified it in temporary equity within its consolidated balance sheet initially at its acquisition-date estimated redemption value or fair value. In addition, the Company has elected to accrete the redeemable noncontrolling interest to the full redemption value as of the earliest redemption date by accruing dividends at 8% per annum and accreting the redemption value to two and one times the initial investment, respectively, using the effective interest rate method.

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

Stock-Based Compensation

We calculate stock-based compensation expense for option awards (“Stock-based Award(s)”) based on the estimated grant/issue date fair value using the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) and recognize the expense on a straight-line basis over the vesting period. We account for forfeitures as they occur.

The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period in determining the fair value of Stock-based Awards. The expected term is based on the “simplified method”, due to the Company’s limited option exercise history. Under this method, the term is estimated using the weighted average of the service vesting period and contractual term of the option award. As the Company does not yet have sufficient history of its own volatility, the Company has identified several public entities of similar size, complexities and industry and calculates historical volatility based on the volatilities of these companies. Although we believe our assumptions used to calculate stock-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

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

Shipping and Handling

We expense all shipping and handling costs as incurred. These costs are included in Cost of goods sold on the accompanying Condensed Consolidated Statements of Operations.

Advertising and Promotional Expenses

We expense advertising and promotional costs as incurred. We recognized expense of $26,143 and $40,945 for the three months ended March 31, 2024, and 2023, respectively. These costs are included in Sales and marketing on the accompanying Condensed Consolidated Statements of Operations.

Post-Retirement Benefits:

We have one 401(k) Savings Plan for US employees that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this 401(k) Plan, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. We recognized expense of $73,110 and $100,874 for the three months ended March 31, 2024, and 2023, respectively.

Airobotics’ post-employment benefits are usually funded by deposits with insurance companies and are classified as defined deposit plans or defined benefit plans. Airobotics’ has defined deposit plans, in accordance with Section 14 of Severance Compensation Israeli Law, 1963, according to which Airobotics regularly makes its payments without having a legal or implied obligation to make additional payments even if the fund has not accumulated sufficient amounts to pay all employee benefits, in the current period and in previous periods. Deposits to a defined benefit plan for severance pay or benefits, are recognized as an expense when deposited with the plan in parallel with receiving work services from the employee. All of Airobotics’ employees in Israel are subject to Section 14 of Severance Compensation Israeli Law. We recognized expense of $185,583 for the three months ended March 31, 2024 and $144,074 for the period of January 24, 2023 through March 31, 2023 related to these post-employment benefits.

Revenue Recognition

Ondas has two business segments that generate revenue: Ondas Networks and OAH. Ondas Networks generates revenue from product sales, services, and development projects. OAH, which includes American Robotics and Airobotics, generates revenue from product sales, services, and data subscription services.

Ondas Networks is engaged in the development, marketing, and sale of wireless radio systems for secure, wide area mission-critical, business-to-business networks. Ondas Networks generates revenue primarily from the sale of our FullMAX System and the delivery of related services, along with non-recurring engineering (“NRE”) development projects with certain customers.

OAH generates revenue through the sales of their Optimus system and separately priced support, maintenance and ancillary services directly related to the sale of the Optimus system. OAH also generates service revenue by selling a data subscription service to its customers based on the information collected by their autonomous systems.

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

Collaboration Arrangements Within the Scope of ASC 808, Collaborative Arrangements

The Company’s development revenue includes contracts where the Company and the customer work cooperatively to develop software and hardware applications. The Company analyzes these contracts to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and are therefore within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.  For collaboration arrangements that are deemed to be within the scope of ASC 808, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company’s policy is generally to recognize amounts received from collaborators in connection with joint operating activities that are within the scope of ASC 808 as a reduction in research and development expense. As of March 31, 2024, the Company has not identified any contracts with its customers that meet the criteria of ASC 808.

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

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the products or services promised within each contract and determines those that are performance obligations and assesses whether each promised product or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales and other taxes collected on behalf of third parties are excluded from revenue. For the three months ended March 31, 2024 and 2023, none of our contracts with customers included variable consideration.

Contracts that are modified to account for changes in contract specifications and requirements are assessed to determine if the modification either creates new or changes the existing enforceable rights and obligations. Generally, contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. For the three months ended March 31, 2024 and 2023, there were no modifications to contract specifications.

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

Development revenue is comprised primarily of non-recurring engineering service contracts to develop software and hardware applications for various customers. For Ondas Networks, in 2024 and 2023, a significant portion of this revenue is generated from one parent customer whereby Ondas Networks is to develop such applications to interoperate within the customers infrastructure. For these contracts, Ondas Networks and the customers work cooperatively, whereby the customers’ involvement is to provide technical specifications for the product design, as well as, to review and approve the project progress at various markers based on predetermined milestones. The products developed are not able to be sold to any other customer and are based in part upon existing Ondas Networks and customer technology. Development revenue is either recognized at the point in time when those services have been provided to the customer and the performance obligation has been satisfied recognized, or as services are provided over the life of the contract as Ondas Networks has an enforceable right to payment for services completed to date and there is no alternative use of the product, depending on the contract.

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

OAH’s product revenue is comprised of sales of the Optimus system which includes a drone, docking station, different flown sensors (payloads), communications system, batteries, and others. The Optimus system is sold with a limited one-year basic warranty included in the price. The limited one-year basic warranty is an assurance-type warranty, is not a separate performance obligation, and thus no transaction price is allocated to it. The nature of tasks under the limited one-year basic warranty only provides for remedying defective product(s) covered by the warranty. Product revenue is generally recognized when the customer obtains control of our product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract, or upon installation when the combined performance obligation is not distinct within the context of the contract.

OAH’s service revenue is comprised of separately priced support and maintenance sales, as well as ancillary services directly related to the sale of the Optimus system including product training, installation, and onsite support. OAH also generates service revenue by selling a data subscription service to its customers based on the information collected by their autonomous systems. The customer pays for a monthly, annual, or multi-annual subscription service to remotely access the data collected by their autonomous systems. Ancillary service revenues are recognized at the point in time when those services have been provided to the customer and the performance obligation has been satisfied. The Company allocates the transaction price to the service based on the stand-alone selling prices of these performance obligations, which are stated in our contracts.

OAH’s payment terms vary and range from Net 30 days to Net 60 days from the date of the invoices for product and services related revenue. OAH’s payment terms for the majority of their development related revenue carry milestone-related payment obligations which span the contract life. For milestone-based contracts, the customer reviews the completed milestone and once approved, makes payment pursuant to the applicable contract.

Disaggregation of Revenue

The following tables present our disaggregated revenues by type of revenue, timing of revenue, and revenue by country:

	Three months ended March 31,
	2024	2023
Type of Revenue
Product revenue	$2,274	$2,355,781
Service and subscription revenue	309,587	79,938
Development revenue	313,148	160,272
Total revenue	$625,009	$2,595,991

	Three months ended March 31,
	2024	2023
Timing of Revenue
Revenue recognized point in time	$126,634	$2,435,719
Revenue recognized over time	498,375	160,272
Total revenue	$625,009	$2,595,991

	Three months ended March 31,
	2024	2023
Country of Revenue, based on location services were provided or product was shipped to:
United States	$194,033	$1,130,202
United Arab Emirates	130,044	1,398,651
United Kingdom	164,299	-
Israel	126,633	67,138
India	10,000	-
Total revenue	$625,009	$2,595,991

Contract Assets and Liabilities

We recognize a receivable or contract asset when we perform a service or transfer a good in advance of receiving consideration. A receivable is recorded when our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. A contract asset is recorded when we have recognized revenue over time in accordance with meeting our performance obligation but are unable to invoice the customer yet based on the contractual invoicing terms. The contract asset is reclassified to a receivable when the right to consideration becomes unconditional. The table below details the activity in our contract assets during the three months ended March 31, 2024, and the year ended December 31, 2023. Contract assets are included in Other current assets on the Condensed Consolidated Balance Sheet.

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Balance at beginning of period	$819,107	$-
Contract assets recognized	84,411	928,995
Reclassification to Accounts receivable, net	(109,250)	(109,888)
Balance at end of period	$794,268	$819,107

We recognize a contract liability when we receive consideration, or if we have the unconditional right to receive consideration, in advance of satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. The table below details the activity in our contract liabilities during the three months ended March 31, 2024, and the year ended December 31, 2023.

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Balance at beginning of period	$276,944	$61,508
Additions, net	267,236	2,438,655
Transfer to revenue	(84,133)	(2,223,219)
Balance at end of period	$460,047	$276,944

Revenue recognized during the three months ended March 31, 2024 that was included in the contract liability opening balance was $84,133.

Warranty Reserve

For our software and hardware products, we provide a limited one-year assurance-type warranty and for our development service, we provide no warranties. The assurance-type warranty covers defects in material and workmanship only. If a software or hardware component is determined to be defective after being tested by the Company within the one-year, the Company will repair, replace or refund the price of the covered hardware and/or software to the customer (not including any shipping, handling, delivery or installation charges). We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance-type warranties and has determined that the estimated outstanding warranty obligation on March 31, 2024, or December 31, 2023 are immaterial to the Company’s condensed consolidated financial statements.

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

On January 23, 2023, the Company acquired Airobotics and the Airobotics Leases, which includes office space in Petah Tikva, Israel leased according to three different lease agreements. Each agreement is with respect to different sections of the entire leased area and are in effect through December 31, 2023, February 28, 2024, and November 30, 2024 wherein the base rate of the entire leased area is approximately $20,500 per month. The expired leases are being accounted for on a month to month basis.

On August 7, 2023, Ondas Networks entered into a 72-month lease agreement with the owner and landlord of office space in Sunnyvale, CA (the “Oakmead Lease”). The Oakmead Lease commenced on October 1, 2023, and is an operating lease through September 30, 2029. Base rent is $77,533 per month, increasing approximately 3% annually, with a security deposit due in the amount of $269,428. Base rent is abated during the first twelve months of the term of the lease.

On January 15, 2024, American Robotics entered into an agreement to sublet their full leased space, leasehold improvements, and remaining furniture and fixtures in Waltham, Massachusetts through April 30, 2029, the remaining lease term, for $22,920 per month from May 1, 2024 through April 30, 2025, then $41,250 per month from May 1, 2025 through April 30, 2029. The sublease is an operating lease. This event indicated that the carrying amount of the right of use asset, leasehold improvements, and remaining furniture and fixtures in Waltham, Massachusetts (the “Asset Group”) may not be recoverable. The Asset Group was tested for recoverability as of December 31, 2023 using the undiscounted cash flows from the sublease and the Company found the Asset Group to be impaired. The Company determined the Level 3 fair value of the Asset Group using the sum of future cash flows from the sublease, discounted to the present value using an assumed discount rate of 10.5%. Based on this valuation, the Company recognized an impairment charge of $1,383,536 related to the right of use asset associated with this Asset Group in Operating expenses in the Consolidated Statements of Operations for the year ended December 31, 2023, included in our 2023 Form 10-K. There was no indication of impairment for the three months ended March 31, 2024.

We determine if an arrangement is a lease, or contains a lease, at the inception of the arrangement. If we determine that the arrangement is a lease, or contains a lease, at lease inception, we then determine whether the lease is an operating lease or finance lease. Operating and finance leases result in recording a right of use (“ROU”) asset and lease liability on our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. For purposes of calculating operating lease ROU assets and operating lease liabilities, we use the non-cancellable lease term plus options to extend that we are reasonably certain to take. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Our leases generally do not provide an implicit rate. As such, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. This rate is generally consistent with the interest rate we pay on borrowings under our credit facilities, as this rate approximates our collateralized borrowing capabilities over a similar term of the lease payments. We have elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying assets. We have elected not to separate lease and non-lease components for any class of underlying asset.

Lease Costs

	Three Months Ended March 31,
	2024	2023
Components of total lease costs:
Operating lease expense	$382,219	$339,282
Common area maintenance expense	146,090	43,335
Short-term lease costs (1)	281,101	46,952
Sublease income	(104,738)	-
Total lease costs	$704,672	$429,569

(1)	Represents short-term leases with an initial term of 12 months or less, which are immaterial.

Lease Positions as of March 31, 2024, and December 31, 2023

ROU lease assets and lease liabilities for our operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	March 31, 2024	December 31, 2023
Assets:
Operating lease assets	$4,464,304	$4,701,865
Total lease assets	$4,464,304	$4,701,865

Liabilities:
Operating lease liabilities, current	$673,267	$685,099
Operating lease liabilities, net of current	5,729,743	5,800,710
Total lease liabilities	$6,403,010	$6,485,809

Other Leases Information

	Three Months Ended March 31,
	2024	2023
Operating cash flows for operating leases	$236,102	$342,206

Weighted average remaining lease term (in years) – operating lease	5.01	5.43
Weighted average discount rate – operating lease	10.00%	5.53%

Undiscounted Leases Cash Flows

Future lease payments included in the measurement of lease liabilities on the unaudited Condensed Consolidated Balance Sheet as of March 31, 2024, for the following five years and thereafter are as follows:

Years ending December 31, (1)
2024(9 months)	$570,720
2025	1,799,632
2026	1,654,863
2027	1,568,688
2028	1,616,022
Thereafter	999,204
Total future minimum lease payments	$8,209,129
Lease imputed interest	(1,806,119)
Total	$6,403,010

(1)	Remaining non-cancellable sublease proceeds for the years ending December 31, 2024, 2025, 2026 - 2028, and 2029 of $148,980, $412,515, $495,000, and $165,000, respectively, are not included in the table above.

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

The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the numerator may have to adjust for any dividends and income or loss associated with potentially dilutive securities that are assumed to have resulted in the issuance of shares of Common Stock, and the denominator may have to adjust to include the number of additional shares of Common Stock that would have been outstanding if the dilutive potential shares of Common Stock had been issued during the period to reflect the potential dilution that could occur from shares of Common Stock issuable through stock options, warrants, restricted stock units, or convertible preferred stock. For purposes of determining diluted earnings per common share, the treasury stock method is used for stock options, warrants, and restricted stock units, and the if-converted method is used for convertible preferred stock as prescribed in ASC Topic 260. Because of the net loss for the three months ended March 31, 2024 and 2023, the impact of including this in our computation of diluted net loss per share was anti-dilutive.

The following potentially dilutive securities for the three months ended March 31, 2024 and 2023 have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	Three months ended March 31,
	2024	2023
Warrants to purchase Common Stock	15,581,092	2,366,092
Options to purchase Common Stock	4,519,171	5,465,398
Potential shares issuable under 2022 Convertible Promissory Notes	62,551,576	29,195,675
Potential shares issuable under 2023 Additional Notes	29,344,721	-
Restricted stock units	408,047	1,121,187
Total potentially dilutive securities	112,404,607	38,148,352

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution may be in excess of FDIC insurance limits. As of March 31, 2024, the Company was $13,934,004 in excess of FDIC insured limits.

Credit is extended to customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintain an allowance for credit losses.

Concentration of Customers

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue. Revenue from significant customers, those representing 10% or more of total revenue, was composed of three customers accounting for 48%, 20% and 19% of the Company’s revenue for the three-month period ended March 31, 2024, respectively. Two customers accounted for 54% and 43% of the Company’s revenue for the three-month period ended March 31, 2023.

Accounts receivable from significant customers, those representing 10% or more of the total accounts receivable, were composed of three customers accounting for 46%, 36%, and 11%, respectively, of the Company’s accounts receivable balance as of March 31, 2024. Three customers accounted for 61%, 22% and 12%, respectively, of the Company’s accounts receivable balance as of December 31, 2023.

Recently Adopted Accounting Pronouncements

On September 30, 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates (ASU) No. 2022-03, which (1) clarifies existing guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and (2) introduces new disclosure requirements for equity securities subject to contractual sale restrictions. The ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security. Instead, the contractual sale restriction is a characteristic of the reporting entity. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value. Additionally, the ASU clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The adoption of this pronouncement as of January 1, 2024 did not have a material impact on our accompanying Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2023, the FASB issued ASU No. 2023-06, which incorporates 14 of the 27 disclosures referred to by the SEC in their SEC Release No. 33-10532, Disclosure Update and Simplification, issued on August 17, 2018. The amendments in this ASU modify the disclosure or presentation requirements of a variety of Topics in the Codification and apply to all reporting entities within the scope of the affected Topics unless otherwise indicated. The amendments in this ASU should be applied prospectively. For public business entities, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company has evaluated the effects of the adoption of ASU No. 2022-03, and it is not expected to have an impact on the Company’s Condensed Consolidated Financial Statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which amends and enhances the disclosure requirements for reportable segments. All disclosure requirements under this standard will also be required for public entities with a single reportable segment. The new standard will be effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within fiscal years beginning after December 15, 2024. The Company is currently assessing the impact of adopting this standard on the Company’s Condensed Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-08, “Accounting for and Disclosure of Crypto Assets”, which amends and enhances the disclosure requirements for crypto assets. The new requirements will be effective for public business entities for fiscal periods beginning after December 15, 2024. The Company has evaluated the effects of the adoption of ASU No. 2022-08, and it is not expected to have an impact on the Company’s Condensed Consolidated Financial Statements

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures”, which requires companies to provide disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The new requirements will be effective for public business entities for fiscal periods beginning after December 15, 2024. The Company is currently assessing the impact of adopting this standard on the Company’s Condensed Consolidated Financial Statements.

Reclassification

Certain amounts reported in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 3 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2024	December 31, 2023
Prepaid insurance	$873,710	$1,035,071
Advances to vendors	384,285	442,727
Contract asset	794,268	819,107
VAT input credit	326,749	232,048
Receivables from employees	-	40,117
Other prepaid expenses and current assets	651,694	398,549
Total other current assets	$3,030,706	$2,967,619

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2024	December 31, 2023
Vehicles	$149,916	$149,916
Computer equipment	371,610	363,141
Furniture and fixtures	332,804	332,804
Leasehold improvements	2,458,614	2,534,014
Development equipment	324,500	294,288
Docking stations and drones	4,720,911	3,928,958
Machinery and equipment	60,321	60,321
Construction in progress	710,431	395,340
Total property and equipment	9,129,107	8,058,782
Less: accumulated depreciation	(4,289,458)	(3,882,824)
Net property and equipment	$4,839,649	$4,175,958

Depreciation expenses for the three months ended March 31, 2024, and 2023 was $123,071 and $252,544, respectively. For the three months ended March 31, 2024, the Company recognized a loss on disposal of Computer equipment of $3,278. As of March 31, 2024, there was $2,399,176 of net property and equipment located in Israel and $270,827 of net property and equipment located in United Arab Emirates.

In connection with the American Robotics sublease effective January 15, 2024, see Note – 2 Summary of Significant Account Policies, Leases, the Company recorded an impairment charge of $1,127,769, related to the Leasehold improvements and Furniture and fixtures associated with the Asset Group, was recognized in Operating expenses in the Consolidated Statements of Operations for the year ending December 31, 2023, included in our 2023 Form 10-K. There was no indication of impairment for the three months ended March 31, 2024.

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

As a result of the Merger, the Company is dual listed on The Nasdaq Stock Market and the Tel Aviv Stock Exchange (“TASE”). The first trading day of the Company’s shares on TASE was January 26, 2023. On February 8, 2024, the Company took steps to voluntarily delist the Company’s Common Stock from trading on TASE. Pursuant to Israeli law, the delisting of the Company’s Common Stock is expected to take effect three months following the date of the Company’s request to the TASE to delist the Company’s Common Stock, which occurred on February 8, 2024. The Company's Common Stock was voluntarily delisted from the TASE on May 9, 2024. The Company’s Common Stock will continue to be listed for trading on Nasdaq, and all of the shares traded on the TASE are expected to be transferred to Nasdaq where they can continue to be traded. See the Current Report on Form 8-K filed with the SEC on February 8, 2024 for further details.

The following table summarizes the consideration paid for Airobotics and the final allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

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

Our results for the three months ended March 31, 2024 include results from Airobotics. Our results for the three months ended March 31, 2023 include results from Airobotics between January 24, 2023 and March 31, 2023. The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of Airobotics had occurred on January 1, 2022. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred on January 1, 2022 or what the Company’s operating results will be in future periods.

	(Unaudited) Three months ended March 31,
	2024	2023
Revenue, net	$625,009	$2,628,027
Net loss	$(9,876,084)	$(14,883,364)
Basic Earnings Per Share	$(0.16)	$(0.30)
Diluted Earnings Per Share	$(0.16)	$(0.30)

Goodwill Impairment

The Company has recognized goodwill as part of the American Robotics acquisition in 2021 and Airobotics acquisition in 2023. The changes in the carrying amount of goodwill for the three months ended March 31, 2024 and year ended December 31, 2023, are as follows:

OAH
Balance as of January 1, 2023	$25,606,983
Goodwill acquired	2,144,938
Balance as of December 31, 2023 and March 31, 2024	$27,751,921

Goodwill is tested for impairment in the fourth quarter after the annual forecasting process. In December 2023, the Company bypassed the qualitative analysis and proceeded directly to a quantitative analysis. The Company engaged a third-party service provider to carry out a valuation of the OAH reporting unit. Using a discounted cash flow analysis and updated forecasts for revenue and cash flows, it was determined that the fair value of the OAH reporting unit was higher than the carrying value as of December 31, 2023, and no impairment to goodwill was necessary as of December 31, 2023.

NOTE 6 – INTANGIBLE ASSETS

The components of intangible assets, all of which are finite lived, were as follows:

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life

Patents	$117,770	$(45,582)	$72,188	$117,810	$(43,153)	$74,657	10
Patents in process	150,968	-	150,968	142,239	-	142,239	N/A
Licenses	241,909	(95,904)	146,005	241,909	(89,859)	152,050	10
Software	227,049	(176,323)	50,726	211,411	(167,412)	43,999	3
Trademarks	3,230,000	(856,983)	2,373,017	3,230,000	(776,235)	2,453,765	10
FAA waiver	5,930,000	(1,573,346)	4,356,654	5,930,000	(1,425,101)	4,504,899	10
Developed technology	27,977,331	(6,365,253)	21,612,078	27,977,331	(5,632,170)	22,345,161	3 - 10
Non-compete agreements	840,000	(840,000)	-	840,000	(840,000)	-	1
Marketing-related assets	890,000	(104,790)	785,210	890,000	(82,540)	807,460	10
Customer relationships	1,010,000	(255,548)	754,452	1,010,000	(205,048)	804,952	5
	$40,615,027	$(10,313,729)	$30,301,298	$40,590,700	$(9,261,518)	$31,329,182

Amortization expenses for the three months ended March 31, 2024, and 2023 were $1,052,211 and $978,838, respectively.

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

Expected amortization expense for the next five years for the intangible assets currently being amortized is as follows:

Year Ending December 31,	Expected Amortization
2024 (9 months)	$3,158,766
2025	4,154,973
2026	4,071,246
2027	4,059,608
2028	3,787,781
Thereafter	11,068,924
Total	$30,301,298

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31, 2024	December 31, 2023
Accrued payroll and other benefits	$1,886,730	$2,423,709
Accrued professional fees	254,113	315,863
Accrued interest	889,603	652,631
Other accrued expenses and payables	188,412	195,674
Total accrued expenses and other current liabilities	$3,218,858	$3,587,877

NOTE 8 – LONG-TERM NOTES PAYABLE

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

On both March 31, 2024, and December 31, 2023, the total outstanding balance of the 2017 Convertible Promissory Note was $300,000. The maturity date of the 2017 Convertible Promissory Note is based on the payment of 0.6% of quarterly gross revenue until 1.5 times the amount of the 2017 Convertible Promissory Note is paid. Accrued interest on March 31, 2024, and December 31, 2023 was $23,294 and $26,844, respectively. Interest expense for the three months ended March 31, 2024 and 2023 was $3,750.

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

The 2022 Convertible Exchange Notes bear interest at the rate of 3% per annum. The 2022 Convertible Exchange Notes are payable in monthly installments beginning on November 1, 2022 through the maturity date of April 28, 2025 (each such date, an “Installment Date”). On each Installment Date, we will make monthly payments by converting the applicable “Installment Amount” (as defined below) into shares of our Common Stock (an “Installment Conversion”), subject to satisfaction of certain equity conditions, including a minimum $1.50 share price, $500,000 minimum daily volume, and maintaining continued Nasdaq listing requirements among other conditions. If these conditions are not met, installments can be requested in cash. For the three months ended March 31, 2024 and 2023, we issued 0 and 2,104,988 common shares as a result of Installment Conversion, respectively. At each Installment Date the note holder may defer some or all of the amount due until the subsequent Installment Date. In between Installment Dates, the note holder also has the option to accelerate certain portions of principal due. At each Installment Date the price used to exchange outstanding notes into Common Stock is based on the lower of (A) 92% of the lowest VWAP of the respective previous five trading days; and (B) the Floor Price ($0.32 as of December 31, 2023). The maximum conversion price is $1.50 per share.

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

2023 Additional Notes

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

The 2023 Additional Notes bear interest at the rate of 3% per annum. The 2023 Additional Notes are payable in monthly installments beginning on August 1, 2023 through the maturity date of July 24, 2025 (each such date, an “Installment Date”). On each Installment Date, we will make monthly payments by converting the applicable Installment Amount (as defined above under the 2022 Convertible Exchange Notes) into shares of our Common Stock (an “Installment Conversion”), subject to satisfaction of certain equity conditions, including a minimum $1.50 share price, $500,000 minimum daily volume, and maintaining continued Nasdaq listing requirements among other conditions. If these conditions are not met, installments can be requested in cash. For the three months ended March 31, 2024 and 2023, we made no cash payments and issued no common shares as a result of Installment Conversion. At each Installment Date the note holder may defer some or all of the amount due until the subsequent Installment Date. In between Installment Dates, the note holder also has the option to accelerate certain portions of principal due. At each Installment Date the price used to exchange outstanding notes into Common Stock is based on the greater of (x) the Floor Price ($0.40 as of December 31, 2023) and (y) 92% of the lowest VWAP of the prospective five trading days. The maximum conversion price is $1.45 per share.

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

As of March 31, 2024, the total outstanding principal on the Notes was $29,044,187, net of debt discount and issuance costs of $1,820,603. As of December 31, 2023, the total outstanding principal on the Notes was $28,504,661, net of debt discount and issuance costs of $2,360,129. Accrued interest as of March 31, 2024 and December 31, 2023 was $889,603 and $652,631, respectively, and is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

For the three months ended March 31, 2024, we recognized interest expense of $236,972, amortization expense of $356,527 related to the debt discount, and amortization expense of $182,999 related to the issuance costs for the Notes. For the three months ended March 31, 2023, we recognized interest expense of $302,750, amortization expense of $1,002,907 related to the debt discount, and amortization expense of $497,734 related to the issuance costs for the 2022 Convertible Exchange Notes. The remaining unamortized debt discount of $1,214,213 and issuance costs of $606,390 as of March 31, 2024 will be amortized via the effective interest method under ASC 835. Interest expense and amortization expense of the debt discount and issuance costs are included in Interest expense on the Condensed Consolidated Statements of Operations.

Government Grant Liability

Airobotics has received grants from the IIA to finance its research and development programs in Israel, through which Airobotics received IIA participation payments in the aggregate amount of $3.1 million through March 31, 2024. All of these are royalty-bearing grants. In return, Airobotics is committed to pay IIA royalties at a rate of 3% of future sales of the developed products, up to 100% of the amounts of grants received plus interest at LIBOR. Through March 31, 2024, approximately $460,000 in royalties have been paid to the IIA. The Company made royalty payments of $0 and $6,576 during the three months ended March 31, 2024 and 2023, respectively. The Company’s royalty liability to the IIA as of March 31, 2024 and December 31, 2023, including grants received by Airobotics and the associated LIBOR interest on all such grants, was $2,824,097 and $2,749,704, respectively. The increase in fair value of the government grant liability, including LIBOR interest expense accrued, was $74,393 for the three months ended March 31, 2024 and $36,077 for the period of January 24, 2023 - March 31, 2023, which is included in Other income (expense), net on the Condensed Consolidated Statements of Operations.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2024 and December 31, 2023, the Company had 300,000,000 shares of Common Stock authorized for issuance, of which 65,564,484 and 61,940,878 shares of our Common Stock were issued and outstanding, respectively.

Preferred Stock

As of March 31, 2024 and December 31, 2023, the Company had 10,000,000 shares of preferred stock, par value $0.0001, authorized, of which 5,000,000 shares are designated as Series A Convertible Preferred Stock (“Series A Preferred”) and 5,000,000 shares are non-designated (“blank check,” together with the Series A Preferred, the “Preferred Shares”) shares. As of March 31, 2024, and December 31, 2023, the Company had no preferred stock outstanding.

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

Stock Issued for Convertible Debt

During the three months ended March 31, 2024, there were no shares issued in lieu of cash payments on the 2022 Convertible Exchange Notes.

During the three months ended March 31, 2023, the Company issued 2,104,988 shares of its Common Stock to the lenders in lieu of cash payments for $4,794 of outstanding interest and $3,000,000 of outstanding principal on the 2022 Convertible Exchange Notes (See Note 8 – Long-term Notes Payable for further details).

Sale of Common Stock in Ondas Holdings and Warrants to Purchase Common Stock of OAH

On February 26, 2024, the Company entered into a Securities Purchase Agreement (the “Ondas Agreement”) with certain purchasers named therein (the “Ondas Purchasers”) for the purchase and sale of (i) an aggregate of 3,616,071 shares (the “Holdings Shares”) of Common Stock and (ii) warrants to purchase an aggregate of 3,616,071 shares of OAH’s common stock $0.0001 par value per share, at an exercise price of 80% of the lowest price of Common Shares of OAH issued in a subsequent financing of at least $10,000,000 to the Company, and exercisable commencing ninety days following the date of issuance through the fifth anniversary of the date of issuance (the “OAH Warrants,” and together with the Holdings Shares, the “Ondas Offering Securities”), for gross proceeds of $4,050,000 (the “Ondas Offering”). The purchase price paid by the Ondas Purchasers for the Holdings Shares was $1.12 per share.

The Company engaged a third-party service provider to carry out an appraisal of the OAH Warrants, who ran a Monte Carlo simulation to determine the fair value of the OAH Warrants, which is $1,561,532. The initial valuation was assigned to the Holdings Shares and the OAH Warrants based on their relative fair values, with the initial valuation of the Holdings Shares being $3,095,263 and OAH Warrants being $954,737.

The Ondas Offering was consummated on February 26, 2024. The Holdings Shares were offered and sold, and were issued, pursuant to the Prospectus Supplement, dated February 26, 2024, to the Prospectus included in the New Form S-3. The Company intends to use the net proceeds from the sale of the Ondas Offering Securities for general working capital purposes.

The issuance of the OAH Warrants was exempt from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of such Securities Act and Regulation D promulgated thereunder based upon the representations of each of the Ondas Purchasers that it was an “accredited investor” (as defined under Rule 501 of Regulation D) and that it was purchasing such securities without a present view toward a distribution of the securities. In addition, there was no general advertisement conducted in connection with the sale of the OAH Warrants. See the Current Report on Form 8-K filed with the SEC on February 26, 2024 for further details.

Warrants to Purchase Common Stock of the Company

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

On February 26, 2024, the Company issued warrants to purchase 3,015,000 shares of the Company’s Common Stock, at an exercise price of $1.26 per share, and with a relative fair value of $1,471,194, in connection with the sale of redeemable preferred stock in Ondas Networks. See Note 10 – Redeemable Noncontrolling Interest.

The assumptions used in the Black-Scholes Model are set forth in the table below.

Three Months Ended March 31, 2024
Stock price	$1.40
Risk-free interest rate	4.29%
Volatility	61.86%
Expected life in years	5.00
Dividend yield	0.00%

A summary of our Warrants activity for the three months ended March 31, 2024 and related information follows:

	Number of Shares Under Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of January 1, 2024	12,566,092	$2.22	4.71
Granted	3,015,000	$1.26
Balance as of March 31, 2024	15,581,092	$2.03	4.54

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

A summary of our Option activity for the three months ended March 31, 2024 and related information follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of January 1, 2024	4,854,507	$4.59	7.34
Exercised	(4,535)	$0.49
Forfeited	(58,400)	$3.12
Canceled	(272,401)	$9.76
Balance as of March 31, 2024	4,519,171	$4.30	7.30
Vested and Exercisable as of March 31, 2024	2,660,989	$5.29	6.20

As of March 31, 2024, total unrecognized compensation expense related to non-vested stock options was $1,533,353 which is expected to be recognized over a weighted average period of 2.86 years.

Total stock-based compensation expense for stock options for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
General and administrative	$71,583	$119,199
Sales and marketing	71,554	129,747
Research and development	40,316	53,291
Cost of goods sold	17,940	2,692
Total stock-based expense related to options	$201,393	$304,929

Restricted Stock Units

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

The following is a summary of restricted stock unit activity for the three months ended March 31, 2024:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period (Years)
Unvested balance as of January 1, 2024	554,466	$1.14	0.66
Vested	(146,419)	0.70
Unvested balance as of March 31, 2024	408,047	$1.30	0.48

As of March 31, 2024, there were 143,419 restricted stock units that were vested but not yet released due to administrative timing. As of March 31, 2024, the unrecognized compensation expense for RSUs was $102,296.

Total stock-based compensation expense for restricted stock units for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
General and administrative	$58,157	$617,839
Sales and marketing	9,499	9,395
Research and development	504	331,193
Total stock-based expense related to restricted stock units	$68,160	$958,427

Equity Incentive Plan

In 2018, our stockholders adopted the 2018 Equity Incentive Plan (the “2018 Plan”) pursuant to which 3,333,334 shares of our Common Stock have been reserved for issuance to employees, including officers, directors and consultants. The 2018 Plan is administered by the Board, provided however, that the Board may delegate such administration to the compensation committee of the Board of the Company (the “Compensation Committee”). Subject to the provisions of the 2018 Plan, the Board and/or the Compensation Committee has the authority to grant, in its discretion, incentive stock options, or non-statutory options, stock awards or restricted stock purchase offers (“Equity Awards”). As of March 31, 2024, the balance available to be issued under the 2018 Plan was 1,052,373.

At the 2021 Annual Meeting of Stockholders of the Company held on November 5, 2021, stockholders of the Company approved, among other matters, the Ondas Holdings Inc. 2021 Stock Incentive Plan (the “2021 Plan”). The Compensation Committee of the Board of Directors of the Company adopted the 2021 Plan on September 30, 2021, subject to stockholder approval. The purpose of the 2021 Plan is to enable the Company to attract, retain, reward, and motivate eligible individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum efforts for the growth and success of the Company, so as to strengthen the mutuality of the interests between the eligible individuals and the shareholders of the Company. The 2021 Plan provides for the issuance of awards including stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards. On October 31, 2023, stockholders of the Company approved an amendment to the 2021 Plan to increase the number of shares of the Company’s Common Stock authorized for issuance under the 2021 Plan from 6,000,000 to 8,000,000 shares. As of March 31, 2024, the balance available to be issued under the 2021 Plan was 3,935,932.

NOTE 10 – REDEEMABLE NONCONTROLLING INTEREST

Series A-1 Preferred Stock

On July 9, 2023, Ondas Networks entered into a Preferred Stock Purchase Agreement with an initial purchaser named therein (the “Initial Purchaser”) to purchase preferred stock of Ondas Networks, $0.00001 par value per share (the “Networks Series A-1 Preferred Stock”) and the issuance of warrants to purchase 10,200,000 shares of Ondas Holdings (the “Original Networks Agreement”).

The Preferred Stock accrues dividends at the rate per annum of eight percent (8%) of the original issue price, of $34.955 per share (the “2023 Original Issue Price”). Such dividends are payable in cash or additional shares of Networks Series A-1 Preferred Stock, with such valuation based on the 2023 Original Issue Price. Each share of Networks Series A-1 Preferred Stock is convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of Networks Common Stock (as defined below) as is determined by dividing the 2023 Original Issue Price by the conversion price in effect at the time of conversion, which initially is set at $34.955. In lieu of any fractional shares to which the holder would otherwise be entitled, the number of shares of Networks Common Stock to be issued upon conversion of the Networks Series A-1 Preferred Stock shall be rounded to the nearest whole share. The Networks Series A-1 Preferred Stock can be redeemed at the request of the holder at any time after the fifth anniversary for the greater of two times the initial investment plus accrued dividends or the amount that would be due if the Networks Series A-1 Preferred Stock was converted into Networks Common Stock as described above.

On July 21, 2023, Ondas Networks entered into a certain Amendment to the Preferred Stock Purchase Agreement (the “Networks Amendment,” together with the Original Networks Agreement, the “2023 Networks Agreement”). Pursuant to the Networks Amendment, in exchange for an initial sale of shares of Networks Series A-1 Preferred Stock, the Initial Purchaser acquired the following (the “Initial Networks Closing”), for gross proceeds to Ondas Networks of $11,508,517: (i) 329,238 shares of Networks Series A-1 Preferred Stock, at a purchase price of $34.955 per share (the “Per Share Price”), convertible into shares of Common Stock of Ondas Networks, $0.00001 par value per share (the “Networks Common Stock”) and (ii) warrants to purchase 7,825,792 shares of the Company Common Stock, at an exercise price of $0.89 per share, exercisable commencing ninety days following the date of issuance through the fifth anniversary of the date of issuance (the “Initial Warrants”). Also, pursuant to the Networks Amendment, the Initial Purchaser agreed to purchase, and Ondas Networks agreed to sell and issue to the Initial Purchaser, an additional 99,885 shares of Networks Series A-1 Preferred Stock, at the Per Share Price (the “Second Initial Purchaser Closing”) and warrants to purchase 2,374,208 shares of Company Common Stock, at an exercise price of $0.89 per share, exercisable commencing ninety days following the date of issuance through the fifth anniversary of the date of issuance (the “Second Initial Purchaser Warrants”), within thirty days of the Initial Networks Closing.

Ondas Networks used the proceeds from the sale of the Networks Series A-1 Preferred Stock for working capital and other general corporate purposes, including fees related to the transactions contemplated by the 2023 Networks Agreement. No portion of the proceeds will be distributed to the Company.

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

On August 11, 2023, Ondas Networks completed the Second Initial Purchaser Closing. In connection with the Second Initial Purchaser Closing, the Company issued Second Initial Purchaser Warrants. Following the Second Initial Purchaser Closing, the Initial Purchaser had invested an aggregate of $15.0 million and owned a minority interest of approximately 28% of Ondas Networks.

The Company assessed the Networks Series A-1 Preferred Stock in accordance with ASC 480 and determined that it should be recorded as temporary equity and not as a liability. The initial valuation was assigned to the Networks Series A-1 Preferred Stock and the Warrants based on relative fair values, with the initial valuation of the noncontrolling interest being $10,406,949 and warrants being $4,593,051. It is being accreted using the effective interest rate method over the five-year period to achieve the redemption value of $30,000,000 plus accrued dividends.

Series A-2 Preferred Stock

On February 26, 2024, Ondas Networks entered into a second Preferred Stock Purchase Agreement (the “Networks Agreement”) for an investment of $4.50 million in Ondas Networks (the “Networks Offering”). The Networks Agreement was entered into with the Networks Purchasers for the sale of shares of preferred stock for a purchase of $4.50 million. The Networks Offering was consummated on February 26, 2024.

Pursuant to the Networks Agreement, the Networks Purchasers acquired the following in the Networks Offering for gross proceeds to Ondas Networks of $4.5 million: (i) 108,925 shares of preferred stock of Networks Series A-2 Preferred Stock, at a purchase price of $41.3104 per share (the “Per Share Price”), convertible into shares of Common Stock, $0.00001 par value per share of Networks Common Stock and (ii) warrants to purchase 3,015,000 shares of the Company’s Common Stock, at an exercise price of $1.26 per share, exercisable commencing ninety days following the date of issuance through the fifth anniversary of the date of issuance (the “Holdings Warrants,” and together with the Networks Series A-2 Preferred Stock, the “Networks Offering Securities”).

The Networks Series A-2 Preferred Stock accrues dividends at the rate per annum of eight percent (8%) of the original issue price, of $41.3104 per share (the “Original Issue Price”). Dividends shall be payable only when, as, and if declared by the board of directors of Ondas Networks and Ondas Networks shall be under no obligation to pay such dividends. Such dividends are payable in cash or additional shares of Networks Series A-2 Preferred Stock, with such valuation based on the Original Issue Price. Each share of Networks Series A-2 Preferred Stock is convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of Networks Common Stock as is determined by dividing the Original Issue Price by the conversion price in effect at the time of conversion, which initially is set at $41.3104. In lieu of any fractional shares to which the holder would otherwise be entitled, the number of shares of Networks Common Stock to be issued upon conversion of the Networks Series A-2 Preferred Stock shall be rounded to the nearest whole share. The Networks Series A-2 Preferred Stock can be redeemed as the request of the Holder at any time after the fifth anniversary for the greater of the initial investment plus accrued dividends or the amount that would be due if the Networks Series A-2 Preferred Stock was converted into Networks Common Stock as described above.

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

Ondas Networks used the proceeds from the sale of the Networks Offering Securities to immediately redeem an amount of shares of Networks Common Stock at the Per Share Price held by the Company that was equivalent to the amount of proceeds raised in the sale of the Networks Offering Securities.

The issuance of the Networks Offering Securities was exempt from registration requirements of the Securities Act pursuant to Section 4(2) of such Securities Act and Regulation D promulgated thereunder based upon the representations of each of the Networks Purchasers that it was an “accredited investor” (as defined under Rule 501 of Regulation D) and that it was purchasing such securities without a present view toward a distribution of the securities. In addition, there was no general advertisement conducted in connection with the sale of the Networks Offering Securities. See the Current Report on Form 8-K filed with the SEC on February 26, 2024 for further details.

The Company assessed the Networks Series A-2 Preferred Stock in accordance with ASC 480 and determined that it should be recorded as temporary equity and not as a liability. The initial valuation was assigned to the Networks Series A-2 Preferred Stock and the Warrants based on relative fair values, with the initial valuation of the noncontrolling interest being $3,028,806 and warrants being $1,471,194. It is being accreted using the effective interest rate method over the five-year period to achieve the redemption value of $4,500,000 plus accrued dividends.

The Company recorded accrued dividends of $334,138 and accretion of $638,646 for the three months ended March 31, 2024, in aggregate.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of March 31, 2024.

NOTE 12 – SEGMENT INFORMATION

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The Company’s CODM is its Chief Executive Officer. The Company determined it has two reportable segments, Ondas Networks and OAH, as the CODM reviews financial information for these two businesses separately. The Company has no inter-segment sales. The following table presents segment information for three months ended March 31, 2024 and 2023:

	Three Months Ended			Three Months Ended
	March 31, 2024			March 31, 2023
	Ondas Networks	OAH	Total	Ondas Networks	OAH	Total
Revenue, net	$311,832	$313,177	$625,009	$1,130,202	$1,465,789	$2,595,991
Depreciation and amortization	25,100	1,150,182	1,175,282	35,744	1,195,638	1,231,382
Interest income	80,032	17,469	97,501	3,679	3,666	7,345
Interest expense	391,999	390,612	782,611	908,964	886,509	1,795,473
Stock based compensation	137,488	132,065	269,553	267,531	995,825	1,263,356
Net loss	(4,575,758)	(5,300,326)	(9,876,084)	(4,225,243)	(10,230,308)	(14,455,551)
Goodwill	-	27,751,921	27,751,921	-	27,603,438	27,603,438
Capital expenditure	364,820	823,266	1,188,086	-	135,224	135,224
Total assets	18,965,402	72,650,122	91,615,524	18,879,201	74,892,433	93,771,634

NOTE 13 – INCOME TAXES

The Company had a net deferred tax asset of $68.9 million as of December 31, 2023, including a tax benefit of $62.6 million from net operating loss carry-forwards. A valuation allowance of $68.9 million was provided against this asset resulting in deferred assets, net of valuation allowance of $0.

As of December 31, 2023, the Company and Ondas Networks had Federal NOLs of approximately $1 million and $15 million, respectively, generated in 2007 to 2017 which will begin to expire in 2027 through 2037. Additionally, as of December 31, 2023, the Company and Ondas Networks had Federal NOLs of $59 million and $50 million, respectively, generated in 2018 through 2023 that have no expiration. As of December 31, 2023, the Company and Ondas Networks had State NOLs available to offset future taxable income of $43 million and $92 million, respectively, expiring from 2038 through 2043. As of December 31, 2023, the Company had approximately $127 million of Israeli NOL’s. The Company’s Federal income tax returns for the 2020 to 2022 tax years remain open to examination by the IRS. Upon utilization of Federal NOLs in the future, the IRS may examine records from the year the loss occurred, even if outside the three-year statute of limitations. The Company’s State tax returns also remain open to examination. The Company’s Israeli income tax returns for the 2019 to 2022 tax years remain open to examination.

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

As of March 31, 2024 and December 31, 2023, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

NOTE 14 – RELATED PARTY TRANSACTIONS

As of March 31, 2024 and December 31, 2023, the Company owed $12,500 and $22,500 to independent directors, respectively, related to accrued compensation, which is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated subsequent events as of May 15, 2024, the date the Condensed Consolidated Financial Statements were available to be issued according to the requirements of ASC topic 855.

On April 5, 2024, the Company entered into a settlement agreement with a vendor, that included the return of certain inventory items to the vendor, and full settlement of all amounts due to the vendor under previous development and manufacturing agreements for the issuance of 320,026 shares of the Company’s Common Stock. The settlement agreement is expected to result in a reduction of previously accrued expenses of approximately $500,000 in the quarter ending June 30, 2024.

Subsequent to March 31, 2024, the Company issued approximately 341,000 shares as a result of Installment Conversion on the 2022 Convertible Exchange Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis provide information which our management believes to be relevant to an assessment and understanding of the results of operations and financial condition of Ondas Holdings Inc. (“Ondas,” “we” or the “Company”). This discussion should be read together with our unaudited condensed consolidated financial statements and the notes included therein, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024, including the audited consolidated financial statements and notes included therein as of and for the year ended December 31, 2023 (“2023 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. For a description of factors that may cause our actual results to differ materially from those anticipated in these forward-looking statements, please refer to the below section of this Report titled “Cautionary Note Regarding Forward-Looking Statements.” The reported results will not necessarily reflect future results of operations or financial condition.

Overview

Ondas Holdings Inc. (“Ondas Holdings,” “Ondas,” the “Company,” “we” or “our”) is a leading provider of private wireless, drone, and automated data solutions through its subsidiaries Ondas Networks Inc. (“Ondas Networks”) and Ondas Autonomous Holdings Inc. (“OAH”), which wholly-owns Airobotics, Ltd. (“Airobotics”), and American Robotics, Inc. (“American Robotics” or “AR”). Ondas Networks provides wireless connectivity solutions. OAH provides drone and automated data solutions through its subsidiaries Airobotics and American Robotics. Ondas Networks and OAH together provide users in rail, energy, mining, public safety and critical infrastructure and government markets with improved connectivity, data collection capabilities, and data collection and information processing capabilities. We operate Ondas Networks and OAH as separate business segments, and the following is a discussion of each segment. See Note 1, Note 2, and Note 12 of the accompanying unaudited condensed consolidated financial statements for further information regarding our segments.

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

OAH Segment

Our OAH business unit develops and integrates drone-based solutions focusing on high-performance critical applications for government and Tier-1 commercial enterprises. Ondas is marketing comprehensive drone-based solutions to address the needs of governmental and commercial customers based on its commercially available platforms: the Optimus System™, a fully autonomous drone platform capable of continuous and multipurpose aerial data capturing and analytics, and the Iron Drone Raider™, a fully autonomous interceptor drone designed to neutralize small hostile drones.

Our unique, fully autonomous platforms enable cutting-edge aerial capabilities and are designed to serve and protect critical infrastructure and operations. Our business focuses on end-user entities in Public Safety, Defense, Homeland Security, Smart City, Port Authorities, State Departments, and other governmental entities together with commercial customers of industrial sensitive facilities such as Oil & Gas, Seaports, Mining, and Heavy Construction. For these industries, OAH provides specialized real-time aerial data capturing and aerial protection solutions in the most complex environments such as urban areas, sensitive and critical facilities and field area operations, and high-priority projects. In addition, we offer a wide suite of supplementary, enabling services for successful implementation such as AI data analytics, data automation, IT implementation, safety planning, certification, training, and maintenance, handling all the complex aspects of such high-performance drone operations.

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

OAH and its portfolio companies have already gained a track record of industry-leading regulatory successes including the securing of the first-of-its-kind Type Certification (TC) from the FAA for the Optimus 1-EX UAV on September 25, 2023, becoming the first autonomous security data capture UAV to achieve this distinction. TC, recognized as the highest echelon of Airworthiness Certification, streamline operational approvals for broad flight operations over people and infrastructure. The certification verifies the compliance of the system’s design with the required FAA airworthiness and noise standards, ensuring safe operation within the US National Airspace System (NAS) thereby significantly broadening the range of operational scenarios and scaling up of operations for automated UAS. Achieving FAA Type Certification will enable drone operations beyond-visual-line-of-sight (BVLOS) without a human operator on-site. With a strong footprint in the US market and worldwide, we believe that OAH is well-positioned with proven technology, a unique offering, and strong capabilities to strategically transform critical operations with our cutting-edge drone tech and capabilities.

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

The Company is closely monitoring how the military operation and related activities could adversely affect its anticipated milestones and its Israel-based activities to support future operations, including the Company’s ability to import materials that are required to construct the Optimus System™ and to ship them outside of Israel. As of the date of this Report, the Company has determined that there have not been any materially adverse effects on its business or operations, but it continues to monitor the situation, as any future escalation or change could result in a material adverse effect on the ability of the Company’s Israeli office to support the Company’s activities. The Company does not have any specific contingency plans in the event of any such escalation or change.

Results of Operations

Three months ended March 31, 2024 compared to three months ended March 31, 2023

	Three Months Ended March 31,
			Increase
	2024	2023	(Decrease)
Revenue, net	$625,009	$2,595,991	$(1,970,982)
Cost of goods sold	1,019,991	1,569,095	(549,104)
Gross profit	(394,982)	1,026,896	(1,421,878)
Operating expenses:
General and administrative	3,898,089	5,467,111	(1,569,022)
Sales and marketing	1,321,149	1,237,485	83,664
Research and development	3,512,975	6,974,979	(3,462,004)
Total operating expenses	8,732,213	13,679,575	(4,947,362)
Operating loss	(9,127,195)	(12,652,679)	3,525,484
Other income (expense), net	(748,889)	(1,802,872)	1,053,983
Net loss	$(9,876,084)	$(14,455,551)	$4,579,467

Revenues

	Three Months Ended March 31,
	2024	2023	Decrease
Revenue, net
Ondas Networks	$311,832	$1,130,202	$(818,370)
OAH	313,177	1,465,789	(1,152,612)
Total	$625,009	$2,595,991	$(1,970,982)

Our revenues decreased by $1,970,982 to $625,009 for the three months ended March 31, 2024, compared to $2,595,991 for the three months ended March 31, 2023. Revenues during the three months ended March 31, 2024, included $2,274 for products, $309,587 for maintenance, service, support, and subscriptions, and $313,148 for development agreements, mainly with Siemens. Revenues during the three months ended March 31, 2023, included $2,355,781 for products, $79,938 for maintenance, service, support, and subscriptions, and $160,272 for development agreements with Siemens. The decrease in our revenues were primarily the result of approximately $1,399,000 in decreased product sales at OAH, who had a multi-drone order in the three months ended March 31, 2023, but no comparable sales in the three months ended March 31, 2024, and a decrease of approximately $955,000 in product sales to Siemens at Ondas Networks, as further orders have been delayed. These decreases were offset by an increase of approximately $153,000 in development revenue to Siemens related to a new development agreement at Ondas Networks and an increase of approximately $230,000 in service revenue at OAH.

Cost of goods sold

	Three Months Ended March 31,
	2024	2023	Decrease
Cost of goods sold
Ondas Networks	$416,618	$546,757	$(130,139)
OAH	603,373	1,022,338	(418,965)
Total	$1,019,991	$1,569,095	$(549,104)

Our cost of goods sold was $1,019,991 for the three months ended March 31, 2024, compared to $1,569,095 for the three months ended March 31, 2023. The decrease in cost of goods sold was primarily a result of decreased revenue for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, offset by fixed manufacturing costs at OAH, resulting in negative gross profit for the three months ended March 31, 2024, as further discussed below.

Gross profit

	Three Months Ended March 31,
	2024	2023	Decrease
Gross Profit
Ondas Networks	$(104,786)	$583,445	$(688,231)
OAH	(290,196)	443,451	(733,647)
Total	$(394,982)	$1,026,896	$(1,421,878)

Our gross profit decreased by $1,421,878 for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Gross margin for the three months ended March 31, 2024 and 2023 was (63%) and 40%, respectively. The decrease in gross margin of 103% is primarily related to the decrease in revenue combined with fixed manufacturing costs at OAH.

Operating Expenses

	Three Months Ended March 31,
			Increase
	2024	2023	(Decrease)
Operating expenses:
General and administrative	$3,898,089	$5,467,111	$(1,569,022)
Sales and marketing	1,321,149	1,237,485	83,664
Research and development	3,512,975	6,974,979	(3,462,004)
Total	$8,732,213	$13,679,575	$(4,947,362)

Our principal operating costs include the following items as a percentage of total expense.

	Three Months Ended March 31,
	2024	2023
Human resource costs, including benefits	42%	41%
Travel and entertainment	2%	2%
Other general and administration costs:
Professional fees and consulting expenses	6%	5%
Other expense	11%	10%
Depreciation and amortization	14%	9%
Other research and deployment costs, excluding human resources and travel and entertainment	23%	31%
Other sales and marketing costs, excluding human resources and travel and entertainment	2%	2%

Operating expenses decreased by $4,947,362, or 36%, as a result of the following items:

Human resource costs, including benefits	$(1,918,274)
Travel and entertainment	(12,564)
Other general and administration costs:
Professional fees and consulting expenses	(845,630)
Other expense	175,914
Depreciation and amortization	43,669
Other research and development costs, excluding human resources and travel and entertainment	(2,295,010)
Other sales and marketing costs, excluding human resources and travel and entertainment	(95,467)
$(4,947,362)

The decrease in operating expenses was primarily due to: (i) a decrease of approximately $1,918,000 in human resource costs, of which approximately $1,000,000 relates to stock-based compensation primarily due to reduced headcount at American Robotics and the resulting forfeiture of stock options and RSUs, and approximately $918,000 relates to the decreased head count and synergies achieved by integrating American Robotics and Airobotics; (ii) a decrease of approximately $846,000 in professional fees and consulting expenses, of which approximately $450,000 relates to the recovery of legal fees from settlement of a lawsuit, which were offset against current period legal fees, and approximately $396,000 relates to a reduction in legal and accounting fees which were higher in the three months ended March 31, 2023 due to the acquisition of Airobotics and integrating Airobotics with American Robotics; and (iii) a decrease of approximately $2,295,000 in other research and development costs, excluding human resources and travel and entertainment, of which approximately $1,368,000 relates to one-time costs incurred during the three months ended March 31, 2023 associated with terminating a development contract at American Robotics, and approximately $927,000 relates to synergies achieved by integrating American Robotics and Airobotics; (iv) offset by an increase of approximately $112,000 in all other operating expenses, of which approximately $242,000 relates to increased rent expense, offset by a decrease of approximately $130,000 in other operating expenses related to synergies achieved by integrating American Robotics and Airobotics.

Operating Loss

	Three Months Ended
	March 31,
	2024	2023	Decrease

Operating loss	$(9,127,195)	$(12,652,679)	$3,525,484

As a result of the foregoing, our operating loss decreased by $3,525,484, or 28%, to $9,127,195 for the three months ended March 31, 2024, compared with $12,652,679 for the three months ended March 31, 2023. Operating loss decreased primarily as a result of decreased sales and gross margin combined with the decrease in operating expenses described above for the three months ended March 31, 2024.

Other Income (Expense), net

	Three Months Ended
	March 31,
	2024	2023	Decrease

Other income (expense), net	$(748,889)	$(1,802,872)	$1,053,983

Other expense, net decreased by $1,053,983, to $748,889 for the three months ended March 31, 2024, compared with the other expense of $1,802,872 for the three months ended March 31, 2023. Other expense, net decreased primarily as a result of the decrease in interest expense, amortization of debt discount, and amortization of debt issuance costs for the 3% Senior Convertible Notes Due 2024 (the “2022 Convertible Exchange Notes”) and the 3% Series B-2 Senior Convertible Notes (the “2023 Additional Notes”).

Net Loss

	Three Months Ended
	March 31,
	2024	2023	Decrease

Net loss	$(9,876,084)	$(14,455,551)	$(4,579,467)

As a result of the net effects of the foregoing, net loss decreased by $4,579,467, or 32%, to $9,876,084 for the three months ended March 31, 2024, compared with $14,455,551 for the three months ended March 31, 2023. Net loss per share of Common Stock, basic and diluted, was $(0.17) for the three months ended March 31, 2024, compared with $(0.30) for the three months ended March 31, 2023.

Summary of (Uses) and Sources of Cash

	Three Months Ended March 31,
	2024	2023
Net cash flows used in operating activities	$(7,455,524)	$(12,832,263)
Net cash flows provided by (used in) investing activities	(1,212,413)	863,831
Net cash flows provided by (used in) financing activities	8,236,646	(3,649,210)
Decrease in cash and restricted cash	(431,291)	(15,617,642)
Cash and restricted cash, beginning of period	15,022,000	29,775,096
Cash and restricted cash, end of period	$14,590,709	$14,157,454

The principal use of cash in operating activities for the three months ended March 31, 2024, was to fund the Company’s current expenses primarily related to operating activities necessary to allow us to service and support customers. The decrease in cash flows used in operating activities of approximately $5,376,000 was primarily due to a decrease in net loss of approximately $4,579,000, of which approximately $2,075,000 related to non-cash and credits, including depreciation, amortization of debt discount and issuance costs, amortization of intangibles assets and right of use asset, and stock-based compensation, combined with changes in operating assets and liabilities resulting in a cash inflow of approximately $2,872,000.

The increase in cash flows used in investing activities of approximately $2,076,000, relates to an increase of approximately $1,027,000 in payments made for purchase of equipment, software intangibles and patent costs, combined with decrease of approximately $1,049,000 for cash acquired with the Airobotics acquisition in the three months ended March 31, 2023.

The cash flows provided by financing activities increased by approximately $11,886,000 primarily due to proceeds received from the sale of common stock in the Company and options exercised of approximately of $3,862,000, and the sale of preferred stock in Ondas Networks of approximately $4,375,000, combined with the decrease in cash payments of approximately $3,649,000 on the 2022 Convertible Exchange Notes and Airobotics related debt. For a summary of our outstanding Long-Term Notes Payable, see Note 8 in the accompanying Notes to unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. As of March 31, 2024, we had an accumulated deficit of approximately $208,236,000. As of March 31, 2024, we had net long-term borrowings outstanding of approximately $4,173,000 net of debt discount and issuance costs of approximately $251,000 and short-term borrowings outstanding of approximately $28,018,000, net of debt discount and issuance costs of approximately $1,570,000. As of March 31, 2024, we had cash and restricted cash of approximately $14,591,000 and a working capital deficit of approximately $14,438,000.

In 2023, we raised approximately $14,692,000 of net proceeds from the sale redeemable preferences shares in Ondas Networks and warrants in Ondas Holdings to third parties, and approximately $9,310,000 from a second convertible debt agreement. In February 2024, we raised gross proceeds of approximately $4,500,000 from issuing additional redeemable preference shares in Ondas Networks and warrants in Ondas Holdings to third parties, and approximately $4,050,000 from issuing common stock of Ondas Holdings and warrants in OAH.

We expect to fund our operations for the next twelve months from the filing date of this Report from the cash on hand as of March 31, 2024, proceeds from the 2024 financing activities discussed above, gross profits generated from revenue growth, potential prepayments from customers for purchase orders, potential proceeds from warrants issued and outstanding, and additional funds that we may seek through equity or debt offerings and/or borrowings under additional notes payable, lines of credit or other sources. There is substantial doubt that the funding plans will be successful and therefore the conditions discussed above have not been alleviated. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for one year from May 15, 2024, the date the Condensed Consolidated Financial Statements were available to be issued.

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

Off-Balance Sheet Arrangements

As of March 31, 2024, we had no off-balance sheet arrangements.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. Information concerning our critical accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2023 Form 10-K. There have been no significant changes in our critical accounting policies since the filing of the 2023 Form 10-K.

Recent Accounting Pronouncements

There have been no material changes to our significant accounting policies as summarized in Note 2 of our 2023 Form 10-K. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying unaudited condensed consolidated financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are neither historical facts nor assurances of future performance. These forward-looking statements are based on our current, reasonable expectations and assumptions, which expectations and assumptions are subject to risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our 2023 Form 10-K, which was filed with the SEC on April 1, 2024. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2024. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024 (the “2023 Form 10-K”), the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in the 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Name of Document
4.1	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2024).
4.2	Form of Warrant (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2024).
10.1	Form of Securities Purchase Agreement, dated February 26, 2024, between Ondas Holdings Inc., the Purchasers and solely with respect to Section 4.9 of this ONDS Agreement, Ondas Autonomous Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2024).
10.2	Form of Preferred Stock Purchase Agreement, dated February 26, 2024, between Ondas Networks Inc. and the Purchasers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2024).
10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2024).
10.4	Form of Agreement and Waiver, dated as of February 23, 2024, by and between Ondas Holdings Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2024).
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated May 15, 2024*
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated May 15, 2024*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated May 15, 2024**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated May 15, 2024**
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 2024

ONDAS HOLDINGS INC.

By:	/s/ Eric A. Brock
Eric A. Brock
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yishay Curelaru
Yishay Curelaru
Chief Financial Officer
(Principal Financial Officer
Principal Accounting Officer)