Form 10-Q
period 2024-06-30
Ondas Holdings Inc.
filed 2024-08-14
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares outstanding of the issuer’s Common Stock as of August 9, 2024, was 69,963,977.

ONDAS HOLDINGS INC.

i

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets:
Cash	$4,934,999	$14,979,436
Restricted cash	40,375	42,564
Accounts receivable, net	2,291,244	3,429,974
Inventory, net	4,955,773	2,186,646
Other current assets	2,851,753	2,967,619
Total current assets	15,074,144	23,606,239

Property and equipment, net	5,492,025	4,175,958

Other Assets:
Goodwill, net of accumulated impairment charges	27,751,921	27,751,921
Intangible assets, net	29,257,930	31,329,182
Lease deposits and other assets	709,207	599,517
Operating lease right of use assets	4,235,709	4,701,865
Total other assets	61,954,767	64,382,485
Total assets	$82,520,936	$92,164,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,272,009	$5,177,022
Operating lease liabilities	687,507	685,099
Accrued expenses and other current liabilities	3,203,750	3,587,877
Convertible note payable, net of unamortized debt discount and issuance cost of $1,254,478 and $1,968,411, respectively	28,878,645	25,692,505
Government grant liability	548,219	520,657
Deferred revenue	285,279	276,944
Total current liabilities	37,875,409	35,940,104

Long-Term Liabilities:
Notes payable	300,000	300,000
Convertible notes payable, net of current, net of unamortized debt discount and issuance cost of $110,946 and $391,718, respectively	370,721	2,812,156
Accrued interest	22,421	26,844
Government grant liability, net of current	1,809,127	2,229,047
Operating lease liabilities, net of current	5,637,461	5,800,710
Other liabilities	82,500	-
Total long-term liabilities	8,222,230	11,168,757
Total liabilities	46,097,639	47,108,861

Commitments and Contingencies (Note 11)

Temporary Equity
Redeemable noncontrolling interest	17,030,778	11,920,694

Stockholders’ Equity
Preferred stock - par value $0.0001; 5,000,000 shares authorized at June 30, 2024 and December 31, 2023, respectively, and none issued or outstanding at June 30, 2024 and December 31, 2023, respectively	-	-
Preferred stock, Series A - par value $0.0001; 5,000,000 shares authorized at June 30, 2024 and December 31, 2023, respectively, and none issued or outstanding at June 30, 2024 and December 31, 2023, respectively	-	-
Common Stock - par value $0.0001; 300,000,000 shares authorized; 66,550,712 and 61,940,878 issued and outstanding, respectively June 30, 2024 and December 31, 2023, respectively	6,655	6,194
Additional paid in capital	235,891,750	231,488,999
Accumulated deficit	(216,505,886)	(198,360,066)
Total stockholders’ equity	19,392,519	33,135,127
Total liabilities and stockholders’ equity	$82,520,936	$92,164,682

The accompanying footnotes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues, net	$957,851	$5,468,964	$1,582,860	$8,064,955
Cost of goods sold	1,148,746	2,397,188	2,168,737	3,966,283
Gross profit	(190,895)	3,071,776	(585,877)	4,098,672

Operating expenses:
General and administration	4,163,987	5,316,848	8,062,076	10,783,959
Sales and marketing	1,308,705	1,743,588	2,629,854	2,981,073
Research and development	2,640,003	4,508,005	6,152,978	11,482,984
Total operating expenses	8,112,695	11,568,441	16,844,908	25,248,016

Operating loss	(8,303,590)	(8,496,665)	(17,430,785)	(21,149,344)

Other income (expense), net
Other income (expense), net	257	(11,430)	(2,067)	(11,430)
Change in fair value of government grant liability	623,409	115,034	549,017	81,817
Interest income	87,276	-	184,777	7,345
Interest expense	(703,551)	(541,393)	(1,486,162)	(2,303,649)
Foreign exchange gain (loss), net	26,463	(23,632)	39,400	(38,376)
Total other income (expense), net	33,854	(461,421)	(715,035)	(2,264,293)

Loss before income taxes	(8,269,736)	(8,958,086)	(18,145,820)	(23,413,637)

Provision for income taxes	-	-	-	-

Net loss	(8,269,736)	(8,958,086)	(18,145,820)	(23,413,637)
Less preferred dividends attributable to noncontrolling interest	390,000	-	724,138	-
Less deemed dividends attributable to accretion of redemption value	718,494	-	1,357,140	-
Net loss attributable to common stockholders	$(9,378,230)	$(8,958,086)	$(20,227,098)	$(23,413,637)

Net loss per share - basic and diluted	$(0.14)	$(0.18)	$(0.31)	$(0.47)

Weighted average number of common shares outstanding, basic and diluted	66,377,505	51,112,218	64,706,314	49,414,425

The accompanying footnotes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Redeemable Noncontrolling Interest		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2023	-	$-	44,108,661	$4,411	$211,733,690	$(153,515,194)	$58,222,907
Issuance of shares in connection with acquisition of Airobotics, Ltd.	-	-	2,844,291	284	5,261,654	-	5,261,938
Issuance of shares in connection with acquisition of the assets of Iron Drone, Ltd.	-	-	46,129	5	85,795	-	85,800
Assumption of vested stock options in connection with acquisition of Airobotics, Ltd.	-	-	-	-	700,690	-	700,690
Delivery of shares for restricted stock units	-	-	4,090	-	-	-	-
Issuance of shares for payment on convertible debt	-	-	2,104,988	211	3,004,583	-	3,004,794
Stock-based compensation	-	-	-	-	1,263,356	-	1,263,356
Net loss	-	-	-	-	-	(14,455,551)	(14,455,551)
Balance, March 31, 2023	-	$-	49,108,159	$4,911	$222,049,768	$(167,970,745)	$54,083,934
Issuance of shares for payment on convertible debt	-	-	3,341,704	334	2,751,041	-	2,751,375
Issuance of shares upon exercise of options	-	-	1,539	-	701	-	701
Stock-based compensation	-	-	-	-	1,639,869	-	1,639,869
Net loss	-	-	-	-	-	(8,958,086)	(8,958,086)
Balance, June 30, 2023	-	$-	52,451,402	$5,245	$226,441,379	$(176,928,831)	$49,517,793

Balance, January 1, 2024	429,123	$11,920,694	61,940,878	$6,194	$231,488,999	$(198,360,066)	$33,135,127
Sale of redeemable preferred stock in Ondas Networks, net of issuance costs	108,925	3,028,806	-	-	(124,965)	-	(124,965)
Issuance of warrants in connection with the sale of redeemable preferred stock in Ondas Networks	-	-	-	-	1,471,194	-	1,471,194
Preferred dividends attributable to redeemable noncontrolling interest	-	334,138	-	-	(334,138)	-	(334,138)
Accretion of redeemable preferred stock in Ondas Networks	-	638,646	-	-	(638,646)	-	(638,646)
Sale of common stock, net of issuance costs	-	-	3,616,071	362	2,904,295	-	2,904,657
Issuance of warrants in Ondas Autonomous Systems, in connection with sale of common stock	-	-	-	-	954,737	-	954,737
Issuance of shares upon exercise of options	-	-	4,535	-	2,217	-	2,217
Delivery of shares for vesting of restricted stock units	-	-	3,000	-	-	-	-
Stock-based compensation	-	-	-	-	269,553	-	269,553
Net Loss	-	-	-	-	-	(9,876,084)	(9,876,084)
Balance, March 31, 2024	538,048	$15,922,284	65,564,484	$6,556	$235,993,246	$(208,236,150)	$27,763,652
Issuance of shares for payment on convertible debt	-	-	340,855	34	250,153	-	250,187
Preferred dividends attributable to redeemable noncontrolling interest	-	390,000	-	-	(390,000)	-	(390,000)
Accretion of redeemable preferred stock in Ondas Networks	-	718,494	-	-	(718,494)	-	(718,494)
Settlement of development agreement	-	-	320,026	32	342,396	-	342,428
Warrant conversion	-	-	46,893	5	1,402	-	1,407
Issuance of shares upon exercise of options	-	-	9,660	1	5,077	-	5,078
Delivery of shares for restricted stock units	-	-	268,794	27	(27)	-	-
Stock-based compensation	-	-	-	-	407,997	-	407,997
Net Loss	-	-	-	-	-	(8,269,736)	(8,269,736)
Balance, June 30, 2024	538,048	$17,030,778	66,550,712	$6,655	$235,891,750	$(216,505,886)	$19,392,519

The accompanying footnotes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,145,820)	$(23,413,637)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	234,305	412,625
Amortization of debt discount	994,705	1,785,414
Amortization of intangible assets	2,105,588	2,038,793
Amortization of right of use asset	466,156	529,666
Loss on disposal of equipment	1,578	-
Loss on intellectual property	-	12,223
Stock-based compensation	677,550	2,903,225
Change in fair value of government grant liability	(692,196)	(72,381)
Changes in operating assets and liabilities:
Accounts receivable	1,138,730	(4,696,381)
Inventory	(2,371,081)	760,461
Other current assets	115,866	387,339
Deposits and other assets	(109,690)	(138,552)
Accounts payable	(232,044)	955,357
Deferred revenue	8,335	(1,521,408)
Operating lease liability	(160,841)	(513,808)
Accrued expenses and other current liabilities	(388,363)	(1,293,713)
Other liabilities	82,500	-
Net cash flows used in operating activities	(16,274,722)	(21,864,777)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(18,698)	(49,634)
Purchase of equipment	(2,282,237)	(65,170)
Proceeds from sale of equipment	1,700	-
Purchase of software intangible	(15,638)	-
Cash paid for Iron Drone asset acquisition	-	(135,000)
Cash acquired on the acquisition of Airobotics Ltd.	-	1,049,454
Cash paid for Field of View LLC asset acquisition	-	(104,166)
Net cash flows provided by (used in) investing activities	(2,314,873)	695,484

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of noncontrolling interest in Ondas Networks, net of issuance costs	4,375,035	-
Proceeds from sale of common stock, net of issuance costs	3,859,394	-
Proceeds from exercise of options	7,295	701
Proceeds from exercise of warrants	1,407	-
Proceeds from government grant	299,838	-
Payments on convertible notes payable	-	(4,354,911)
Payments on government grant liability	-	(6,576)
Payments on loan payable	-	(1,140,301)
Net cash flows provided by (used in) financing activities	8,542,969	(5,501,087)

Decrease in cash, cash equivalents, and restricted cash	(10,046,626)	(26,670,380)
Cash, cash equivalents, and restricted cash, beginning of period	15,022,000	29,775,096
Cash, cash equivalents, and restricted cash, end of period	$4,975,374	$3,104,716

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$11,923	$155,342
Cash paid for income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Common Stock and warrants issued in relation to acquisition of Airobotics, Ltd.	$-	$5,962,628
Common Stock issued in relation to acquisition of the assets of Iron Drone, Ltd.	$-	$85,800
Common stock issued in exchange for debt repayment	$250,187	$5,756,169
Noncash consideration for settlement of development agreement payable	$342,428	$-
Warrants in relation to sale of common stock	$954,737	$-
Warrants in relation to sale of redeemable preferred stock in Ondas Networks	$1,471,194	$-
Preferred dividends attributable to redeemable noncontrolling interest	$724,138	$-
Accretion of redeemable preferred stock in Ondas Networks	$1,357,140	$-
Transfer of equipment into inventory	$398,046	$-

The accompanying footnotes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company

Ondas Holdings Inc. (“Ondas Holdings”, “Ondas”, the “Company,” “we,” or “our”) was originally incorporated in Nevada on December 22, 2014, under the name of Zev Ventures Incorporated. On September 28, 2018, we acquired Ondas Networks Inc., a Delaware corporation (“Ondas Networks”), and changed our name to Ondas Holdings Inc. On August 5, 2021, we acquired American Robotics, Inc. (“American Robotics” or “AR”), a Delaware corporation. On January 23, 2023, we acquired Airobotics, Ltd. (“Airobotics”), an Israeli-based developer of autonomous drone systems. See Note 5 – Goodwill and Business Acquisition. On December 6, 2023, the Company formed Ondas Autonomous Holdings Inc., a Nevada corporation, as an intermediate holding company which now wholly-owns American Robotics and Airobotics. On August 8, 2024, the Company filed a certificate of amendment with the Secretary of State of the State of Nevada, amending Ondas Autonomous Holdings Inc.’s name to Ondas Autonomous Systems Inc. (“OAS”).

As a result, Ondas Networks, OAS, American Robotics and Airobotics became our subsidiaries. Ondas’ corporate headquarters are located in Marlborough, Massachusetts. Ondas Networks has offices and facilities in Sunnyvale, California, American Robotics’ offices and facilities are located in Sparks, Maryland and Marlborough, Massachusetts, and Airobotics’ offices and facilities are located in Petah Tikva, Israel.

Business Activity

Ondas is a leading provider of private wireless, drone, and automated data solutions through its subsidiaries Ondas Networks, OAS, Airobotics, and American Robotics. Ondas Networks provides wireless connectivity solutions. OAS provides drone and automated data solutions through its subsidiaries Airobotics and American Robotics. Ondas Networks and OAS together provide users in rail, energy, mining, public safety and critical infrastructure and government markets with improved connectivity, data collection capabilities, and data collection and information processing capabilities. We operate Ondas Networks and OAS as separate business segments, and the following is a discussion of each segment.

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

Ondas Autonomous Systems (OAS)

Our OAS business unit develops and integrates drone-based solutions focusing on high-performance critical applications for government and Tier-1 commercial enterprises. Ondas is marketing comprehensive drone-based solutions to address the needs of governmental and commercial customers based on its commercially available platforms: the Optimus System™, a fully autonomous drone platform capable of continuous and multipurpose aerial data capturing and analytics, and the Iron Drone Raider™, a fully autonomous interceptor drone designed to neutralize small hostile drones. Airobotics acquired the assets of Iron Drone on March 6, 2023.

Our unique, fully autonomous platforms enable cutting-edge aerial capabilities and are designed to serve and protect critical infrastructure and operations. Our business focuses on end-user entities in Public Safety, Defense, Homeland Security, Smart City, Port Authorities, State Departments, and other governmental entities together with commercial customers of industrial sensitive facilities such as Oil & Gas, Seaports, Mining, and Heavy Construction. For these industries, OAS provides specialized real-time aerial data capturing and aerial protection solutions in the most complex environments such as urban areas, sensitive and critical facilities and field area operations, and high-priority projects. In addition, we offer a wide suite of supplementary, enabling services for successful implementation such as AI data analytics, data automation, IT implementation, safety planning, certification, training, and maintenance, handling all the complex aspects of such high-performance drone operations.

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

OAS and its portfolio companies have already gained a track record of industry-leading regulatory successes including the securing of the first-of-its-kind Type Certification (TC) from the FAA for the Optimus 1-EX UAV on September 25, 2023, becoming the first autonomous security data capture UAV to achieve this distinction. TC, recognized as the highest echelon of Airworthiness Certification, streamline operational approvals for broad flight operations over people and infrastructure. The certification verifies the compliance of the system’s design with the required FAA airworthiness and noise standards, ensuring safe operation within the US National Airspace System (NAS) thereby significantly broadening the range of operational scenarios and scaling up of operations for automated UAS. Achieving FAA Type Certification will enable drone operations beyond-visual-line-of-sight (BVLOS) without a human operator on-site. With a strong footprint in the US market and worldwide, we believe that OAS is well-positioned with proven technology, a unique offering, and strong capabilities to strategically transform critical operations with our cutting-edge drone tech and capabilities.

Liquidity

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. As of June 30, 2024, we had an accumulated deficit of approximately $216,506,000. As of June 30, 2024, we had net long-term borrowings outstanding of approximately $2,502,000 net of debt discount and issuance costs of approximately $111,000 and short-term borrowings outstanding of approximately $29,427,000, net of debt discount and issuance cost of approximately $4,975,000 and a working capital deficit of approximately $22,801,000.

In 2023, we raised approximately $14,692,000 of net proceeds from the sale of redeemable preferences shares in Ondas Networks and warrants in Ondas Holdings to third parties, and approximately $9,310,000 from a second convertible debt agreement. In 2024 through June 2024, we raised gross proceeds of approximately $4,500,000 from issuing additional redeemable preference shares in Ondas Networks and warrants in Ondas Holdings to third parties, approximately $4,050,000 from issuing common stock, par value $0.0001 per share (“Common Stock”), of Ondas Holdings and warrants in OAS and approximately $300,000 in government grant loans.

We expect to fund our operations for the next twelve months from the filing date of this Quarterly Report on Form 10-Q from the cash on hand as of June 30, 2024, proceeds from the 2024 financing activities discussed above, gross profits generated from revenue growth, potential prepayments from customers for purchase orders, potential proceeds from warrants issued and outstanding, and additional funds that we may seek through equity or debt offerings and/or borrowings under additional notes payable, lines of credit or other sources. There is substantial doubt that the funding plans will be successful and therefore the conditions discussed above have not been alleviated. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for one year from August 14, 2024, the date the unaudited Condensed Consolidated Financial Statements were available to be issued.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2023 Form 10-K and are updated, as necessary, in this Form 10-Q. The December 31, 2023 consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the six months ended June 30, 2024, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Segment Information

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The Company’s CODM is its Chief Executive Officer. The Company determined it has two reportable segments: Ondas Networks and OAS as the CODM reviews financial information for these two businesses separately. The Company has no inter-segment sales.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2024 and December 31, 2023, we had no cash equivalents. Restricted cash includes cash that is not readily available for use in the Company’s operating activities. Restricted cash is attributable to minimum cash reserve requirements for Airobotics’ credit cards. The Company periodically monitors its positions with, and the credit quality of, the financial institutions with which it invests. Periodically, throughout the six months ended, and as of June 30, 2024, the Company has maintained balances in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits. As of June 30, 2024, the Company was $4,254,049 in excess of FDIC insured limits.

Accounts Receivable

Accounts receivable are stated at a gross invoice amount less an allowance for credit losses as well as net of any discounts or other forms of variable consideration. We estimate allowance for credit losses by evaluating specific accounts where information indicates our customers may have an inability to meet financial obligations, such as customer payment history, credit worthiness and receivable amounts outstanding for an extended period beyond contractual terms. We use assumptions and judgment, based on the best available facts and circumstances, to record an allowance to reduce the receivable to the amount expected to be collected. These allowances are evaluated and adjusted as additional information is received. We had no allowance for credit losses as of June 30, 2024 and December 31, 2023.

Inventory

Inventories, which consist solely of raw materials, work in process and finished goods, are stated at the lower of cost (first-in, first-out) or net realizable value, net of reserves for obsolete inventory. We continually analyze our slow-moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. As of June 30, 2024 and December 31, 2023 such reserves were $100,254.

Inventory consists of the following:

	June 30, 2024	December 31, 2023
Raw Material	$2,265,851	$1,499,727
Work in Process	298,536	782,770
Finished Goods	2,491,640	4,403
Less Inventory Reserves	(100,254)	(100,254)
Total Inventory, net	$4,955,773	$2,186,646

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

Software

Costs incurred internally in researching and developing a software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to production. The amortization of these costs is included in cost of revenue over the estimated life of the products. As of June 30, 2024 and December 31, 2023, the Company had no internally developed software.

Impairment of Long-Lived Assets

Long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. There was no impairment of long-lived assets for the three and six months ended June 30, 2024 and 2023, respectively.

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

The Company had no Level 3 assets that are required to be valued at fair value as of June 30, 2024. The Company had Level 3 assets that are required to be valued at fair value as of December 31, 2023, see Note – 2 Summary of Significant Account Policies, Leases, and Note 4 – Property and Equipment.

The Company had Level 3 liabilities that are required to be valued at fair value as of June 30, 2024 and December 31, 2023. The fair value of the government grant liability is determined as the sum of 3% royalty payments on forecasted future sales, discounted using the effective interest method. As of June 30, 2024 and December 31, 2023, the Company made the following assumptions: (i) royalty payments will be made on future sales through 2027, and (ii) the effective interest rate is a range of 17-19%. The following table provides a reconciliation of the beginning and ending balances for the Level 3 government grant liability measured at fair value using significant unobservable inputs:

Government Grant Liability
Balance as of December 31, 2023	$2,749,704
Net loss on change in fair value of liability	74,393
Balance as of March 31, 2024	2,824,097
Government grant proceeds received, adjusted to fair value	156,659
Net gain on change in fair value of liability	(623,410)
Balance as of June 30, 2024	$2,357,346

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

Advertising and Promotional Expenses

We expense advertising and promotional costs as incurred. We recognized expense of $15,618 and $17,487 for the three months ended June 30, 2024 and 2023, respectively, and expense of $41,761 and $58,431 for the six months ended June 30, 2024 and 2023, respectively. These costs are included in Sales and marketing on the accompanying Consolidated Statements of Operations.

Post-Retirement Benefits:

We have one 401(k) Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this 401(k) Plan, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. We recognized expense of $70,376 and $86,723 for the three months ended June 30, 2024 and 2023, respectively, and $143,486 and $185,597 for the six months ended June 30, 2024 and 2023, respectively.

Airobotics’ post-employment benefits are usually funded by deposits with insurance companies and are classified as defined deposit plans or defined benefit plans. Airobotics’ has defined deposit plans, in accordance with Section 14 of Severance Compensation Israeli Law, 1963, according to which Airobotics regularly makes its payments without having a legal or implied obligation to make additional payments even if the fund has not accumulated sufficient amounts to pay all employee benefits, in the current period and in previous periods. Deposits to a defined benefit plan for severance pay or benefits, are recognized as an expense when deposited with the plan in parallel with receiving work services from the employee. All of Airobotics’ employees in Israel are subject to Section 14 of Severance Compensation Israeli Law. We recognized expense of $186,915 and $122,009 for the three months ended June 30, 2024 and 2023, respectively, $372,498 for the six months ended June 30, 2024 and $266,083 for the period of January 24, 2023 through June 30, 2023 related to these post-employment benefits.

Revenue Recognition

Ondas has two business segments that generate revenue: Ondas Networks and OAS. Ondas Networks generates revenue from product sales, services, and development projects. OAS, which includes American Robotics and Airobotics, generates revenue from product sales, services, and data subscription services.

Ondas Networks is engaged in the development, marketing, and sale of wireless radio systems for secure, wide area mission-critical, business-to-business networks. Ondas Networks generates revenue primarily from the sale of our FullMAX System and the delivery of related services, along with non-recurring engineering (“NRE”) development projects with certain customers.

OAS generates revenue through the sales of their Optimus system and separately priced support, maintenance and ancillary services directly related to the sale of the Optimus system. OAS also generates service revenue by selling a data subscription service to its customers based on the information collected by their autonomous systems.

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

Collaboration Arrangements Within the Scope of ASC 808, Collaborative Arrangements

The Company’s development revenue includes contracts where the Company and the customer work cooperatively to develop software and hardware applications. The Company analyzes these contracts to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and are therefore within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.  For collaboration arrangements that are deemed to be within the scope of ASC 808, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company’s policy is generally to recognize amounts received from collaborators in connection with joint operating activities that are within the scope of ASC 808 as a reduction in research and development expense. As of June 30, 2024, the Company has not identified any contracts with its customers that meet the criteria of ASC 808.

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

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the products or services promised within each contract and determines those that are performance obligations and assesses whether each promised product or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales and other taxes collected on behalf of third parties are excluded from revenue. For the six months ended June 30, 2024 and 2023, none of our contracts with customers included variable consideration.

Contracts that are modified to account for changes in contract specifications and requirements are assessed to determine if the modification either creates new or changes the existing enforceable rights and obligations. Generally, contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. For the six months ended June 30, 2024 and 2023, there were no modifications to contract specifications.

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

OAS’s product revenue is comprised of sales of the Optimus system which includes a drone, docking station, different flown sensors (payloads), communications system, batteries, and others. The Optimus system is sold with a limited one-year basic warranty included in the price. The limited one-year basic warranty is an assurance-type warranty, is not a separate performance obligation, and thus no transaction price is allocated to it. The nature of tasks under the limited one-year basic warranty only provides for remedying defective product(s) covered by the warranty. Product revenue is generally recognized when the customer obtains control of our product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract, or upon installation when the combined performance obligation is not distinct within the context of the contract.

OAS’s service revenue is comprised of separately priced support and maintenance sales, as well as ancillary services directly related to the sale of the Optimus system including product training, installation, and onsite support. OAS also generates service revenue by selling a data subscription service to its customers based on the information collected by their autonomous systems. The customer pays for a monthly, annual, or multi-annual subscription service to remotely access the data collected by their autonomous systems. Ancillary service revenues are recognized at the point in time when those services have been provided to the customer and the performance obligation has been satisfied. The Company allocates the transaction price to the service based on the stand-alone selling prices of these performance obligations, which are stated in our contracts.

OAS’s payment terms vary and range from Net 30 days to Net 60 days from the date of the invoices for product and services related revenue. OAS’s payment terms for the majority of their development related revenue carry milestone-related payment obligations which span the contract life. For milestone-based contracts, the customer reviews the completed milestone and once approved, makes payment pursuant to the applicable contract.

Disaggregation of Revenue

The following tables present our disaggregated revenues by type of revenue, timing of revenue, and revenue by country:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Type of Revenue:
Product revenue	$22,484	$4,344,056	$24,758	$6,699,837
Service and subscription revenue	298,553	975,468	608,140	1,055,406
Development revenue	636,814	149,440	949,962	309,712
Total revenue	$957,851	$5,468,964	$1,582,860	$8,064,955

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Timing of Revenue:
Revenue recognized point in time	$165,331	$5,121,703	$291,965	$7,522,267
Revenue recognized over time	792,520	347,261	1,290,895	542,688
Total revenue	$957,851	$5,468,964	$1,582,860	$8,064,955

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Country of Revenue, based on location services were provided or product was shipped to:
United States	$557,714	$1,519,996	$751,747	$2,650,198
United Arab Emirates	122,043	3,836,873	252,087	5,235,524
United Kingdom	101,584	-	265,883	-
Israel	176,510	112,095	303,143	179,233
India	-	-	10,000	-
Total revenue	$957,851	$5,468,964	$1,582,860	$8,064,955

Contract Assets and Liabilities

We recognize a receivable or contract asset when we perform a service or transfer a good in advance of receiving consideration. A receivable is recorded when our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. A contract asset is recorded when we have recognized revenue over time in accordance with meeting our performance obligation but are unable to invoice the customer yet based on the contractual invoicing terms. The contract asset is reclassified to a receivable when the right to consideration becomes unconditional. The table below details the activity in our contract assets during the six months ended June 30, 2024 and the year ended December 31, 2023. Contract assets are included in Other current assets on the Condensed Consolidated Balance Sheet.

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Balance at beginning of period	$819,107	$-
Contract assets recognized	168,822	928,995
Reclassification to Accounts receivable, net	(347,632)	(109,888)
Balance at end of period	$640,297	$819,107

We recognize a contract liability when we receive consideration, or if we have the unconditional right to receive consideration, in advance of satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. The table below details the activity in our contract liabilities during the six months ended June 30, 2024 and the year ended December 31, 2023.

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Balance at beginning of period	$276,944	$61,508
Additions, net	267,236	2,438,655
Transfer to revenue	(258,901)	(2,223,219)
Balance at end of period	$285,279	$276,944

Revenue recognized during the six months ended June 30, 2024 that was included in the contract liability opening balance was $121,766.

Warranty Reserve

For our software and hardware products, we provide a limited one-year assurance-type warranty and for our development service, we provide no warranties. The assurance-type warranty covers defects in material and workmanship only. If a software or hardware component is determined to be defective after being tested by the Company within the one-year, the Company will repair, replace or refund the price of the covered hardware and/or software to the customer (not including any shipping, handling, delivery or installation charges). We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance-type warranties and has determined that the estimated outstanding warranty obligation on June 30, 2024, or December 31, 2023 are immaterial to the Company’s unaudited Condensed Consolidated Financial Statements.

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

On January 15, 2024, American Robotics entered into an agreement to sublet their full leased space, leasehold improvements, and remaining furniture and fixtures in Waltham, Massachusetts through April 30, 2029, the remaining lease term, for $22,920 per month from May 1, 2024 through April 30, 2025, then $41,250 per month from May 1, 2025 through April 30, 2029. The sublease is an operating lease. This event indicated that the carrying amount of the right of use asset, leasehold improvements, and remaining furniture and fixtures in Waltham, Massachusetts (the “Asset Group”) may not be recoverable. The Asset Group was tested for recoverability as of December 31, 2023 using the undiscounted cash flows from the sublease and the Company found the Asset Group to be impaired. The Company determined the Level 3 fair value of the Asset Group using the sum of future cash flows from the sublease, discounted to the present value using an assumed discount rate of 10.5%. Based on this valuation, the Company recognized an impairment charge of $1,383,536 related to the right of use asset associated with this Asset Group in Operating expenses in the Consolidated Statements of Operations for the year ended December 31, 2023, included in our 2023 Form 10-K. There was no indication of impairment for the six months ended June 30, 2024.

On January 23, 2023, the Company acquired Airobotics and the Airobotics Leases, which includes office space in Petah Tikva, Israel leased according to three different lease agreements. Each agreement is with respect to different sections of the entire leased area and are in effect through December 31, 2023, February 28, 2024, and November 30, 2024 wherein the base rate of the entire leased area is approximately $20,500 per month. The expired leases are being accounted for on a month-to-month basis.

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

Lease Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Components of total lease costs:
Operating lease expense	$261,831	$224,425	$539,312	$563,707
Common area maintenance expense	149,193	47,771	295,283	91,106
Short-term lease costs (1)	286,221	253,019	567,322	299,971
Total lease costs	$697,245	$525,215	$1,401,917	$954,784

(1)	Represents short-term leases with an initial term of 12 months or less, which are immaterial.

Lease Positions as of June 30, 2024 and December 31, 2023

ROU lease assets and lease liabilities for our operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	June 30, 2024	December 31, 2023
Assets:
Operating lease assets	$4,235,709	$4,701,865
Total lease assets	$4,235,709	$4,701,865

Liabilities:
Operating lease liabilities, current	$687,507	$685,099
Operating lease liabilities, net of current	5,637,461	5,800,710
Total lease liabilities	$6,324,968	$6,485,809

Other Leases Information

	Six Months Ended June 30,
	2024	2023
Operating cash flows for operating leases	$458,824	$571,209

Weighted average remaining lease term (in years) – operating lease	4.80	5.33
Weighted average discount rate – operating lease	9.98%	5.53%

Undiscounted Leases Cash Flows

Future lease payments included in the measurement of lease liabilities on the unaudited condensed consolidated balance sheet as of June 30, 2023, for the following five years and thereafter are as follows:

Years ending December 31, (1)
2024	$350,906
2025	1,796,745
2026	1,652,455
2027	1,568,688
2028	1,616,022
Thereafter	999,204
Total future minimum lease payments	$7,984,020
Less imputed interest	(1,659,052)
Total	$6,324,968

(1)	Remaining non-cancellable sublease proceeds for the years ending December 31, 2024, 2025, 2026 - 2028, and 2029 of $137,520, $412,515, $495,000, and $165,000, respectively, are not included in the table above.

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

The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the numerator may have to adjust for any dividends and income or loss associated with potentially dilutive securities that are assumed to have resulted in the issuance of shares of Common Stock, and the denominator may have to adjust to include the number of additional shares of Common Stock that would have been outstanding if the dilutive potential shares of Common Stock had been issued during the period to reflect the potential dilution that could occur from shares of Common Stock issuable through stock options, warrants, restricted stock units, or convertible preferred stock. For purposes of determining diluted earnings per common share, the treasury stock method is used for stock options, warrants, and restricted stock units, and the if-converted method is used for convertible preferred stock as prescribed in ASC Topic 260. Because of the net loss for the six months ended June 30, 2024 and 2023, the impact of including this in our computation of diluted net loss per share was anti-dilutive.

The following potentially dilutive securities for the three and six months ended June 30, 2024 and 2023 have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	Three and Six Months Ended June 30,
	2024	2023
Warrants to purchase Common Stock	15,831,998	2,366,092
Options to purchase Common Stock	4,949,407	5,095,635
Potential shares issuable under 2022 Convertible Promissory Notes	62,236,724	29,988,136
Potential shares issuable under 2023 Additional Notes	29,565,356	-
Restricted stock units	282,672	749,227
Total potentially dilutive securities	112,866,157	38,199,090

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution may be in excess of FDIC insurance limits. As of June 30, 2024, the Company was $4,254,049 in excess of FDIC insured limits.

Credit is extended to customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintain an allowance for credit losses.

Concentration of Customers

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue. Revenue from significant customers, those representing 10% or more of total revenue, was composed of three customers accounting for 67%, 13% and 13% of the Company’s revenue for the three month period ended June 30, 2024, respectively. Revenue from significant customers was composed of three customers accounting for 60%, 15% and 15% of the Company’s revenue for the six month period ended June 30, 2024, respectively. Revenue was composed of two customers accounting for 61% and 28% of the Company’s revenue for the three month period ended June 30, 2023, respectively. Revenue from significant customers was composed of three customers accounting for 42%, 33% and 23% of the Company’s revenue for the six month period ended June 30, 2023, respectively.

Accounts receivable from significant customers, those representing 10% or more of the total accounts receivable, were composed of three customers accounting for 48%, 26%, and 14%, respectively, of the Company’s accounts receivable balance as of June 30, 2024. Three customers accounted for 61%, 22% and 12%, respectively, of the Company’s accounts receivable balance as of December 31, 2023.

Recently Adopted Accounting Pronouncements

On September 30, 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates (ASU) No. 2022-03, which (1) clarifies existing guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and (2) introduces new disclosure requirements for equity securities subject to contractual sale restrictions. The ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security. Instead, the contractual sale restriction is a characteristic of the reporting entity. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value. Additionally, the ASU clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The adoption of this pronouncement as of January 1, 2024 did not have a material impact on our accompanying unaudited Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2023, the FASB issued ASU No. 2023-06, which incorporates 14 of the 27 disclosures referred to by the SEC in their SEC Release No. 33-10532, Disclosure Update and Simplification, issued on August 17, 2018. The amendments in this ASU modify the disclosure or presentation requirements of a variety of Topics in the Codification and apply to all reporting entities within the scope of the affected Topics unless otherwise indicated. The amendments in this ASU should be applied prospectively. For public business entities, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company has evaluated the effects of the adoption of ASU No. 2022-03, and it is not expected to have an impact on the Company’s unaudited Condensed Consolidated Financial Statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which amends and enhances the disclosure requirements for reportable segments. All disclosure requirements under this standard will also be required for public entities with a single reportable segment. The new standard will be effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within fiscal years beginning after December 15, 2024. The Company is currently assessing the impact of adopting this standard on the Company’s unaudited Condensed Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-08, “Accounting for and Disclosure of Crypto Assets”, which amends and enhances the disclosure requirements for crypto assets. The new requirements will be effective for public business entities for fiscal periods beginning after December 15, 2024. The Company has evaluated the effects of the adoption of ASU No. 2022-08, and it is not expected to have an impact on the Company’s unaudited Condensed Consolidated Financial Statements

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures”, which requires companies to provide disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The new requirements will be effective for public business entities for fiscal periods beginning after December 15, 2024. The Company is currently assessing the impact of adopting this standard on the Company’s unaudited Condensed Consolidated Financial Statements.

NOTE 3 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2024	December 31, 2023
Prepaid insurance	$840,532	$1,035,071
Advance to vendors	439,911	442,727
Contract asset	640,297	819,107
VAT Input Credit	281,240	232,048
Sublease receivable	170,615	-
Receivables from employees	-	40,117
Other prepaid expenses and current assets	479,158	398,549
Total other current assets	$2,851,753	$2,967,619

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2024	December 31, 2023
Vehicles	$149,916	$149,916
Computer equipment	395,492	363,141
Furniture and fixtures	334,580	332,804
Leasehold improvements	3,451,676	2,534,014
Development equipment	442,086	294,288
Docking stations and drones	5,440,875	3,928,958
Machinery and equipment	60,321	60,321
Construction in progress	-	395,340
Total property and equipment	10,274,946	8,058,782
Less: accumulated depreciation	(4,782,921)	(3,882,824)
Net property and equipment	$5,492,025	$4,175,958

Depreciation expense for the three months ended June 30, 2024 and 2023 was $111,234 and $160,081, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 was $234,305 and $412,625, respectively. As of June 30, 2024, there was $2,730,724 of net property and equipment located in Israel and $240,796 of net property and equipment located in United Arab Emirates.

In connection with the American Robotics sublease effective January 15, 2024, see Note – 2 Summary of Significant Account Policies, Leases, the Company recorded an impairment charge of $1,127,769, related to the Leasehold improvements and Furniture and fixtures associated with the Asset Group, was recognized in Operating expenses in the Consolidated Statements of Operations for the year ending December 31, 2023, included in our 2023 Form 10-K. There was no indication of impairment for the six months ended June 30, 2024.

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

As a result of the Merger, the Company is dual listed on The Nasdaq Stock Market and the Tel Aviv Stock Exchange (“TASE”). The first trading day of the Company’s shares on TASE was January 26, 2023. On February 8, 2024, the Company took steps to voluntarily delist the Company’s Common Stock from trading on TASE. Pursuant to Israeli law, the delisting of the Company’s Common Stock is expected to take effect three months following the date of the Company’s request to the TASE to delist the Company’s Common Stock, which occurred on February 8, 2024. The Company’s Common Stock was voluntarily delisted from the TASE on May 9, 2024. The Company’s Common Stock will continue to be listed for trading on Nasdaq, and all of the shares traded on the TASE are expected to be transferred to Nasdaq where they can continue to be traded. See the Current Report on Form 8-K filed with the SEC on February 8, 2024 for further details.

The following table summarizes the consideration paid for Airobotics and the preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

Purchase price consideration:
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

Our results for the six months ended June 30, 2023, include results from Airobotics between January 24, 2023 and June 30, 2023. The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of Airobotics had occurred on January 1, 2022. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred on January 1, 2022 or what the Company’s operating results will be in future periods.

	(Unaudited) Six months ended June 30,
	2024	2023
Revenue, net	$1,582,860	$8,096,991
Net loss	$(18,145,820)	$(23,841,450)
Basic Earnings Per Share	$(0.28)	$(0.48)
Diluted Earnings Per Share	$(0.28)	$(0.48)

Goodwill Impairment

The Company has recognized goodwill as part of the American Robotics acquisition in 2021 and Airobotics acquisition in 2023. The changes in the carrying amount of goodwill for the six months ended June 30, 2024 and year ended December 31, 2023, are as follows:

OAS
Balance as of January 1, 2023	$25,60,983
Goodwill acquired	2,144,938
Balance as of December 31, 2023 and June 30, 2024	$27,751,921

Goodwill is tested for impairment in the fourth quarter after the annual forecasting process. In December 2023, the Company bypassed the qualitative analysis and proceeded directly to a quantitative analysis. The Company engaged a third-party service provider to carry out a valuation of the OAS reporting unit. Using a discounted cash flow analysis and updated forecasts for revenue and cash flows, it was determined that the fair value of the OAS reporting unit was higher than the carrying value as of December 31, 2023, and no impairment to goodwill was necessary as of December 31, 2023.

NOTE 6 – INTANGIBLE ASSETS

The components of intangible assets, all of which are finite lived, were as follows:

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life

Patents	$153,788	$(48,447)	$105,341	$117,810	$(43,153)	$74,657	10
Patents in process	124,959	-	124,959	142,239	-	142,239	N/A
Licenses	241,909	(101,952)	139,957	241,909	(89,859)	152,050	10
Software	227,049	(185,959)	41,090	211,411	(167,412)	43,999	3
Trademarks	3,230,000	(937,731)	2,292,269	3,230,000	(776,235)	2,453,765	10
FAA waiver	5,930,000	(1,721,593)	4,208,407	5,930,000	(1,425,101)	4,504,899	10
Developed technology	27,977,331	(7,098,336)	20,878,995	27,977,331	(5,632,170)	22,345,161	3 - 10
Non-compete agreements	840,000	(840,000)	-	840,000	(840,000)	-	1
Marketing-related assets	890,000	(127,040)	762,960	890,000	(82,540)	807,460	10
Customer relationships	1,010,000	(306,048)	703,952	1,010,000	(205,048)	804,952	5
	$40,625,036	$(11,367,106)	$29,257,930	$40,590,700	$(9,261,518)	$31,329,182

Amortization expense for the three months ended June 30, 2024 and 2023 was $1,053,377 and $1,059,955, respectively. Amortization expense for the six months ended June 30, 2024 and 2023 was $2,105,588 and $2,038,793, respectively.

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

Estimated amortization expense for the next five years for the intangible assets currently being amortized is as follows:

Year Ending December 31,	Estimated Amortization
2024 (6 months)	$2,107,667
2025	$4,158,575
2026	$4,074,847
2027	$4,063,210
2028	$3,791,692
Thereafter	$11,061,939
Total	$29,257,930

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30, 2024	December 31, 2023
Accrued payroll and other benefits	$1,673,786	$2,423,709
Accrued professional fees	232,882	315,863
Accrued interest	1,127,104	652,631
Other accrued expenses and payables	169,978	195,674
Total accrued expenses and other current liabilities	$3,203,750	$3,587,877

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

On both June 30, 2024 and December 31, 2023, the total outstanding balance of the 2017 Convertible Promissory Note was $300,000. The maturity date of the 2017 Convertible Promissory Note is based on the payment of 0.6% of quarterly gross revenue until 1.5 times the amount of the 2017 Convertible Promissory Note is paid. Accrued interest on June 30, 202, and December 31, 2023 was $22,421 and $26,844, respectively. Interest expense for the three and six months ended June 30, 2024 was $ 3,750 and $7,500, respectively. Interest expense for the three and six months ended June 30, 2023 was $3,750 and $7,500, respectively.

2022 Convertible Exchange Notes

On October 28, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors pursuant to which we issued convertible notes (“2022 Convertible Promissory Notes”) in the principal amount of $34.5 million, with a debt discount of $4.5 million and issuance costs of $2.3 million. The net amount of proceeds to us from the 2022 Convertible Promissory Notes after deducting the placement agent’s fees and transaction expenses (issuance costs) were approximately $27,703,000. The Company has used the net proceeds of the 2022 Convertible Promissory Notes for general corporate purposes, including funding capital, expenditures, or the expansion of its business and providing working capital.

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

The 2022 Convertible Exchange Notes bear interest at the rate of 3% per annum. The 2022 Convertible Exchange Notes are payable in monthly installments beginning on November 1, 2022 through the maturity date of April 28, 2025 (each such date, an “Installment Date”). On each Installment Date, we will make monthly payments by converting the applicable “Installment Amount” (as defined below) into shares of our Common Stock (an “Installment Conversion”), subject to satisfaction of certain equity conditions, including a minimum $1.50 share price, $500,000 minimum daily volume, and maintaining continued Nasdaq listing requirements among other conditions. If these conditions are not met, installments can be requested in cash. For the six months ended June 30, 2024 and 2023, we issued 340,855 and 5,446,692 common shares as a result of Installment Conversion, respectively. At each Installment Date the note holder may defer some or all of the amount due until the subsequent Installment Date. In between Installment Dates, the note holder also has the option to accelerate certain portions of principal due. At each Installment Date the price used to exchange outstanding notes into Common Stock is based on the lower of (A) 92% of the lowest VWAP of the respective previous five trading days; and (B) the Floor Price ($0.32 as of December 31, 2023). The maximum conversion price is $1.50 per share.

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

The 2023 Additional Notes bear interest at the rate of 3% per annum. The 2023 Additional Notes are payable in monthly installments beginning on August 1, 2023 through the maturity date of July 24, 2025 (each such date, an “Installment Date”). On each Installment Date, we will make monthly payments by converting the applicable Installment Amount (as defined above under the 2022 Convertible Exchange Notes) into shares of our Common Stock (an “Installment Conversion”), subject to satisfaction of certain equity conditions, including a minimum $1.50 share price, $500,000 minimum daily volume, and maintaining continued Nasdaq listing requirements among other conditions. If these conditions are not met, installments can be requested in cash. For the six months ended June 30, 2024, we made no cash payments and issued no common shares as a result of Installment Conversion. At each Installment Date the note holder may defer some or all of the amount due until the subsequent Installment Date. In between Installment Dates, the note holder also has the option to accelerate certain portions of principal due. At each Installment Date the price used to exchange outstanding notes into Common Stock is based on the greater of (x) the Floor Price ($0.40 as of December 31, 2023) and (y) 92% of the lowest VWAP of the prospective five trading days. The maximum conversion price is $1.45 per share.

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

As of June 30, 2024, the total outstanding principal on the Notes was $29,249,366, net of debt discount and issuance costs of $1,365,424. As of December 31, 2023, the total outstanding principal on the Notes was $28,504,661, net of debt discount and issuance costs of $2,360,129. Accrued interest as of June 30, 2024 and December 31, 2023 was $1,127,104 and $652,631, respectively, and is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

For the three months ended June 30, 2024, we recognized interest expense of $237,502, amortization expense of $301,201 related to the debt discount, and amortization expense of $153,978 related to the issuance costs. For the six months ended June 30, 2024, we recognized interest expense of $474,474, amortization expense of $657,728 related to the debt discount, and amortization expense of $336,977 related to the issuance costs. For the three months ended June 30, 2023, we recognized interest expense of $244,242, amortization expense of $179,201 related to the debt discount, and amortization expense of $105,572 related to the issuance costs. For the six months ended June 30, 2023, we recognized interest expense of $546,992, amortization expense of $1,182,108 related to the debt discount, and amortization expense of $603,306 related to the issuance costs for the 2022 Convertible Exchange Notes. The remaining unamortized debt discount of $913,012 and issuance costs of $452,413 as of June 30, 2024, will be amortized via the effective interest method under ASC 835. Interest expense and amortization expense of the debt discount and issuance costs are included in Interest expense on the Condensed Consolidated Statements of Operations.

Government Grant Liability

Airobotics has received grants from the IIA to finance its research and development programs in Israel, through which Airobotics received IIA participation payments in the aggregate amount of $3.7 million through June 30, 2024. All of these are royalty-bearing grants. In return, Airobotics is committed to pay IIA royalties at a rate of 3% of future sales of the developed products, up to 100% of the amounts of grants received plus interest at LIBOR. Through June 30, 2024, approximately $460,000 in royalties have been paid to the IIA. The Company made royalty payments of $0 and $6,576 during the six months ended June 30, 2024 and 2023, respectively. The Company’s royalty liability to the IIA as of June 30, 2024 and December 31, 2023, including grants received by Airobotics and the associated LIBOR interest on all such grants, was $2,357,346 and $2,749,704, respectively. The decrease in fair value of the government grant liability, including LIBOR interest expense accrued, was $549,017 for the six months ended June 30, 2024 and $72,381 for the period of January 24, 2023 - June 30, 2023, which is included in Other income (expense), net on the Condensed Consolidated Statements of Operations.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2024 and December 31, 2023, the Company had 300,000,000 shares of Common Stock authorized for issuance, of which 66,550,712 and 61,940,878 shares of our Common Stock were issued and outstanding, respectively.

Preferred Stock

As of June 30, 2024 and December 31, 2023, the Company had 10,000,000 shares of preferred stock, par value $0.0001, authorized, of which 5,000,000 shares are designated as Series A Convertible Preferred Stock (“Series A Preferred”) and 5,000,000 shares are non-designated (“blank check,” together with the Series A Preferred, the “Preferred Shares”) shares. As of June 30, 2024 and December 31, 2023, the Company had no preferred stock outstanding.

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

Stock Issued for Convertible Debt

During the six months ended June 30, 2024, the Company issued 340,855 shares of its Common Stock to the lenders in lieu of cash payments for $187 of outstanding interest and $250,000 of outstanding principal on the 2022 Convertible Exchange Notes.

During the six months ended June 30, 2023, the Company issued 5,446,692 shares of its Common Stock to the lenders in lieu of cash payments for $164,054 of outstanding interest and $5,585,946 of outstanding principal on the 2022 Convertible Exchange Notes (See Note 8 – Long-term Notes Payable for further details).

Sale of Common Stock in Ondas Holdings and Warrants to Purchase Common Stock of OAS

On February 26, 2024, the Company entered into a Securities Purchase Agreement (the “Ondas Agreement”) with certain purchasers named therein (the “Ondas Purchasers”) for the purchase and sale of (i) an aggregate of 3,616,071 shares (the “Holdings Shares”) of Common Stock and (ii) warrants to purchase an aggregate of 3,616,071 shares of OAS’ common stock $0.0001 par value per share, at an exercise price of 80% of the lowest price of Common Shares of OAS issued in a subsequent financing of at least $10,000,000 to the Company, and exercisable commencing ninety days following the date of issuance through the fifth anniversary of the date of issuance (the “OAS Warrants,” and together with the Holdings Shares, the “Ondas Offering Securities”), for gross proceeds of $4,050,000 (the “Ondas Offering”). The purchase price paid by the Ondas Purchasers for the Holdings Shares was $1.12 per share.

The Company engaged a third-party service provider to carry out an appraisal of the OAS Warrants, who ran a Monte Carlo simulation to determine the fair value of the OAS Warrants as of February 26, 2024, which is $1,561,532. The initial valuation was assigned to the Holdings Shares and the OAS Warrants based on their relative fair values, with the initial valuation of the Holdings Shares being $3,095,263 and OAS Warrants being $954,737.

The Ondas Offering was consummated on February 26, 2024. The Holdings Shares were offered and sold, and were issued, pursuant to the Prospectus Supplement, dated February 26, 2024, to the Prospectus included in the New Form S-3. The Company intends to use the net proceeds from the sale of the Ondas Offering Securities for general working capital purposes.

The issuance of the OAS Warrants was exempt from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of such Securities Act and Regulation D promulgated thereunder based upon the representations of each of the Ondas Purchasers that it was an “accredited investor” (as defined under Rule 501 of Regulation D) and that it was purchasing such securities without a present view toward a distribution of the securities. In addition, there was no general advertisement conducted in connection with the sale of the OAS Warrants. See the Current Report on Form 8-K filed with the SEC on February 26, 2024 for further details.

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

On June 3, 2024, the Company issued warrants to purchase 662,723 shares of the Company’s Common Stock, at an exercise price of $0.72 per share, and with a fair value of $193,250, in consideration of consulting services for the Company.

On June 3, 2024, the Company issued warrants to purchase 15,391 shares of Ondas Networks Common Stock in consideration of consulting services for the Company. The Company engaged a third-party service provider to carry out a valuation of Ondas Networks’ Common Stock to determine its fair value as of May 31, 2024 and has recorded stock-based compensation of $84,992 during the six months ended June 30, 2024 based on the preliminary valuation.

The assumptions used in the Black-Scholes Model are set forth in the table below.

Six Months Ended June 30, 2024
Ondas Holdings
Stock price	$0.72-1.40
Risk-free interest rate	4.29-4.62%
Volatility	61.86-64.45%
Expected life in years	2.75-5.00
Dividend yield	0.00%

A summary of our Warrants activity for the three and six months ended June 30, 2024 and related information follows:

	Number of Shares Under Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of January 1, 2024	12,566,092	$2.22	4.71
Granted	3,015,000	1.26
Balance as of March 31, 2024	15,581,092	$2.03	4.54
Granted	753,682	0.71
Exercised	(46,893)	0.03
Cancelled	(455,834)	9.26
Balance as of June 30, 2024	15,831,998	$1.77	4.46

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

A summary of our Option activity for the three and six months ended June 30, 2024 and related information follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of January 1, 2024	4,854,507	$4.59	7.34
Exercised	(4,535)	0.49
Forfeited	(58,400)	3.12
Canceled	(272,401)	9.76
Balance as of March 31, 2024	4,519,171	$4.30	7.30
Granted	804,500	1.07
Exercised	(9,660)	0.87
Forfeited	(43,709)	1.74
Canceled	(320,895)	4.92
Balance as of June 30, 2024	4,949,407	$3.77	7.79
Vested and Exercisable as of June 30, 2024	2,364,616	$5.47	6.48

As of June 30, 2024, total unrecognized compensation expense related to non-vested stock options was $1,743,788 which is expected to be recognized over a weighted average period of 2.88 years.

Total stock-based compensation expense for stock options for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative	$218,635	$88,271	$290,218	$207,470
Sales and marketing	80,412	128,840	151,966	258,587
Research and development	37,089	78,311	77,405	131,602
Cost of goods sold	19,108	16,330	37,048	19,022
Total stock-based expense related to options	$355,244	$311,752	$556,637	$616,681

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

The following is a summary of restricted stock unit activity for the three and six months ended June 30, 2024:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period (Years)
Unvested balance as of January 1, 2024	554,466	$1.14	0.66
Vested	(146,419)	0.70
Unvested balance as of March 31, 2024	408,047	$1.30	0.48
Vested	(125,375)	0.68
Unvested balance as of June 30, 2024	282,672	$1.58	0.23

As of June 30, 2024, the unrecognized compensation expense for RSUs was $49,543.

Total stock-based compensation expense for restricted stock units for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative	$48,477	$855,468	$106,634	$1,473,307
Sales and marketing	4,065	9,498	13,564	18,893
Research and development	211	463,151	715	794,344
Total stock-based expense related to restricted stock units	$52,753	$1,328,117	$120,913	$2,286,544

Equity Incentive Plan

In 2018, our stockholders adopted the 2018 Equity Incentive Plan (the “2018 Plan”) pursuant to which 3,333,334 shares of our Common Stock have been reserved for issuance to employees, including officers, directors and consultants. The 2018 Plan is administered by the Board, provided however, that the Board may delegate such administration to the compensation committee of the Board of the Company (the “Compensation Committee”). Subject to the provisions of the 2018 Plan, the Board and/or the Compensation Committee has the authority to grant, in its discretion, incentive stock options, or non-statutory options, stock awards or restricted stock purchase offers (“Equity Awards”). As of June 30, 2024, the balance available to be issued under the 2018 Plan was 1,058,403.

At the 2021 Annual Meeting of Stockholders of the Company held on November 5, 2021, stockholders of the Company approved, among other matters, the Ondas Holdings Inc. 2021 Stock Incentive Plan (the “2021 Plan”). The Compensation Committee of the Board of Directors of the Company adopted the 2021 Plan on September 30, 2021, subject to stockholder approval. The purpose of the 2021 Plan is to enable the Company to attract, retain, reward, and motivate eligible individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum efforts for the growth and success of the Company, so as to strengthen the mutuality of the interests between the eligible individuals and the shareholders of the Company. The 2021 Plan provides for the issuance of awards including stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards. On October 31, 2023, stockholders of the Company approved an amendment to the 2021 Plan to increase the number of shares of the Company’s Common Stock authorized for issuance under the 2021 Plan from 6,000,000 to 8,000,000 shares. As of June 30, 2024, the balance available to be issued under the 2021 Plan was 3,467,704.

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

The Company recorded accrued dividends of $724,138 and accretion of $1,357,140 for the six months ended June 30, 2024, in aggregate.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of June 30, 2024.

NOTE 12 – SEGMENT INFORMATION

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The Company’s CODM is its Chief Executive Officer. The Company determined it has two reportable segments, Ondas Networks and OAS, as the CODM reviews financial information for these two businesses separately. The Company has no inter-segment sales. The following table presents segment information for three and six months ended June 30, 2024 and 2023:

	Three Months Ended			Three Months Ended
	June 30, 2024			June 30, 2023
	Ondas Networks	OAS	Total	Ondas Networks	OAS	Total
Revenue, net	$659,298	$298,553	$957,851	$1,518,496	$3,950,468	$5,468,964
Depreciation and amortization	32,631	1,131,980	1,164,611	40,784	1,179,252	1,220,036
Interest income	49,818	37,458	87,276	-	-	-
Interest expense	350,184	353,367	703,551	270,739	237,437	508,176
Stock based compensation	190,606	217,391	407,997	280,979	1,358,890	1,639,869
Net loss	(4,114,419)	(4,155,317)	(8,269,736)	(3,932,756)	(5,025,330)	(8,958,086)
Goodwill	-	27,751,921	27,751,921	-	27,671,921	27,671,921
Capital expenditure	592,562	501,589	1,094,151	8,549	56,621	65,170
Total assets	$12,648,854	$69,872,082	$82,520,936	$7,915,713	$76,645,866	$84,561,579

	Six Months Ended			Six Months Ended
	June 30, 2024			June 30, 2023
	Ondas Networks	OAS	Total	Ondas Networks	OAS	Total
Revenue, net	$971,130	$611,730	$1,582,860	$2,648,698	$5,416,257	$8,064,955
Depreciation and amortization	57,731	2,282,162	2,339,893	76,528	2,374,890	2,451,418
Interest income	129,850	54,927	184,777	3,673	3,672	7,345
Interest expense	742,183	743,979	1,486,162	1,179,703	1,123,946	2,303,649
Stock based compensation	328,094	349,456	677,550	548,510	2,354,715	2,903,225
Net loss	(8,690,177)	(9,455,643)	(18,145,820)	(8,157,999)	(15,255,638)	(23,413,637)
Goodwill	-	27,751,921	27,751,921	-	27,671,921	27,671,921
Capital expenditure	957,382	1,324,855	2,282,237	8,549	56,621	65,170
Total assets	$12,648,854	$69,872,082	$82,520,936	$7,915,713	$76,645,866	$84,561,579

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

As of June 30, 2024 and December 31, 2023, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

NOTE 14 – RELATED PARTY TRANSACTIONS

As of June 30, 2024 and December 31, 2023, the Company owed $25,000 and $22,500 to independent directors, respectively, related to accrued compensation, which is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated subsequent events as of August 14, 2024, the date the unaudited Condensed Consolidated Financial Statements were available to be issued according to the requirements of ASC topic 855.

Subsequent to June 30, 2024, the Company issued 3,367,431 shares as a result of Installment Conversions on the 2022 Convertible Exchange Notes.

Ondas Networks Convertible Notes

On July 8, 2024 and July 23, 2024, an Investor elected to purchase Convertible Notes in the aggregate original principal amount of $700,000 and $800,000, respectively, (the “Networks Convertible Notes”). Networks Convertible Notes are convertible into shares of Networks Common Stock or Preferred Stock under certain conditions. The Company currently intends to use the net proceeds for general corporate purposes, which includes funding capital expenditures and working capital. The Networks Convertible Notes bear interest at the rate of 6% per annum and have a maturity date of July 8, 2025 and July 23, 2025, respectively. In the event Ondas Networks consummates the next round of equity financing prior to the maturity date, the principal balance and unpaid accrued interest on the Networks Convertible Notes will be convertible at the option of the Investor into conversion shares upon closing of the next round of equity financing.

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

Overview

Ondas Holdings Inc. (“Ondas Holdings,” “Ondas,” the “Company,” “we” or “our”) is a leading provider of private wireless, drone, and automated data solutions through its subsidiaries Ondas Networks Inc., a Delaware corporation (“Ondas Networks”) and Ondas Autonomous Systems Inc., a Nevada corporation (“OAS”), which wholly-owns Airobotics, Ltd., an Israeli company (“Airobotics”), and American Robotics, Inc., a Delaware corporation (“American Robotics” or “AR”). On August 8, 2024, the Company filed a certificate of amendment with the Secretary of State of the State of Nevada, amending Ondas Autonomous Holdings Inc.’s name to Ondas Autonomous Systems Inc.

Ondas Networks provides wireless connectivity solutions. OAS provides drone and automated data solutions through its subsidiaries Airobotics and American Robotics. Ondas Networks and OAS together provide users in rail, energy, mining, public safety and critical infrastructure and government markets with improved connectivity, data collection capabilities, and data collection and information processing capabilities. We operate Ondas Networks and OAS as separate business segments, and the following is a discussion of each segment. See Note 1, Note 2, and Note 12 of the accompanying unaudited Condensed Consolidated Financial Statements for further information regarding our segments.

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

OAS Segment

Our OAS business unit develops and integrates drone-based solutions focusing on high-performance critical applications for government and Tier-1 commercial enterprises. Ondas is marketing comprehensive drone-based solutions to address the needs of governmental and commercial customers based on its commercially available platforms: the Optimus System™, a fully autonomous drone platform capable of continuous and multipurpose aerial data capturing and analytics, and the Iron Drone Raider™, a fully autonomous interceptor drone designed to neutralize small hostile drones.

Our unique, fully autonomous platforms enable cutting-edge aerial capabilities and are designed to serve and protect critical infrastructure and operations. Our business focuses on end-user entities in Public Safety, Defense, Homeland Security, Smart City, Port Authorities, State Departments, and other governmental entities together with commercial customers of industrial sensitive facilities such as Oil & Gas, Seaports, Mining, and Heavy Construction. For these industries, OAS provides specialized real-time aerial data capturing and aerial protection solutions in the most complex environments such as urban areas, sensitive and critical facilities and field area operations, and high-priority projects. In addition, we offer a wide suite of supplementary, enabling services for successful implementation such as AI data analytics, data automation, IT implementation, safety planning, certification, training, and maintenance, handling all the complex aspects of such high-performance drone operations.

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

OAS and its portfolio companies have already gained a track record of industry-leading regulatory successes including the securing of the first-of-its-kind Type Certification (TC) from the FAA for the Optimus 1-EX UAV on September 25, 2023, becoming the first autonomous security data capture UAV to achieve this distinction. TC, recognized as the highest echelon of Airworthiness Certification, streamline operational approvals for broad flight operations over people and infrastructure. The certification verifies the compliance of the system’s design with the required FAA airworthiness and noise standards, ensuring safe operation within the US National Airspace System (NAS) thereby significantly broadening the range of operational scenarios and scaling up of operations for automated UAS. Achieving FAA Type Certification will enable drone operations beyond-visual-line-of-sight (BVLOS) without a human operator on-site. With a strong footprint in the US market and worldwide, we believe that OAS is well-positioned with proven technology, a unique offering, and strong capabilities to strategically transform critical operations with our cutting-edge drone tech and capabilities.

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

Results of Operations

Three months ended June 30, 2024 compared to three months ended June 30, 2023

	Three Months Ended June 30,
			Increase
	2024	2023	(Decrease)
Revenue, net	$957,851	$5,468,964	$(4,511,113)
Cost of goods sold	1,148,746	2,397,188	(1,248,442)
Gross profit	(190,895)	3,071,776	(3,262,671)
Operating expenses:
General and administrative	4,163,987	5,316,848	(1,152,861)
Sales and marketing	1,308,705	1,743,588	(434,883)
Research and development	2,640,003	4,508,005	(1,868,002)
Total operating expenses	8,112,695	11,568,441	(3,455,746)
Operating loss	(8,303,590)	(8,496,665)	(193,075)
Other income (expense), net	33,854	(461,421)	(495,275)
Net loss	$(8,269,736)	$(8,958,086)	$(688,350)

Revenues

	Three Months Ended June 30,
	2024	2023	(Decrease)
Revenue, net:
Ondas Networks	$659,298	$1,518,496	$(859,198)
OAS	298,553	3,950,468	(3,651,915)
Total	$957,851	$5,468,964	$(4,511,113)

Our revenues decreased by $4,511,113 to $957,851 for the three months ended June 30, 2024, compared to $5,468,964 for the three months ended June 30, 2023. Revenues during the three months ended June 30, 2024, included $22,484 for products, $298,553 for maintenance, service, support, and subscriptions, and $636,814 for development agreements, mainly with Siemens. Revenues during the three months ended June 30, 2023, included $4,344,056 for products, $975,468 for maintenance, service, support, and subscriptions, and $149,440 for development agreements, mainly with Siemens. The decrease in our revenues were primarily the result of approximately $2,975,000 in decreased product sales and approximately $675,000 in decreased maintenance, service, support, and subscription revenue at OAS, who had a multi-drone order in the three months ended June 30, 2023, but no comparable sales in the three months ended June 30, 2024, and a decrease of approximately $1,346,000 in product sales to Siemens at Ondas Networks, as further orders have been delayed. These decreases were offset by an increase of approximately $485,000 in development revenue to Siemens during the three months ended June 30, 2024, related to a new development agreement at Ondas Networks.

Cost of goods sold

	Three Months Ended June 30,
	2024	2023	(Decrease)
Cost of goods sold:
Ondas Networks	$573,483	$973,046	$(399,563)
OAS	575,263	1,424,142	(848,879)
Total	$1,148,746	$2,397,188	$(1,248,442)

Our cost of goods sold was $1,148,746 for the three months ended June 30, 2024, compared to $2,397,188 for the three months ended June 30, 2023. The decrease in cost of goods sold was primarily a result of decreased revenue for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, offset by fixed manufacturing costs at OAS, resulting in negative gross profit for the three months ended June 30, 2024, as further discussed below.

Gross profit

	Three Months Ended June 30,
	2024	2023	(Decrease)
Gross profit:
Ondas Networks	$85,815	$545,450	$(459,635)
OAS	(276,710)	2,526,326	(2,803,036)
Total	$(190,895)	$3,071,776	$(3,262,671)

Our gross profit decreased by $3,262,671 for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Gross margin for the three months ended June 30, 2024 and 2023 was (20%) and 56%, respectively. The decrease in gross margin of 76% is primarily related to the decrease in revenue combined with fixed manufacturing costs at OAS.

Operating Expenses

	Three Months Ended June 30,
			Increase
	2024	2023	(Decrease)
Operating expenses:
General and administrative	$4,163,987	$5,316,848	$(1,152,861)
Sales and marketing	1,308,705	1,743,588	(434,883)
Research and development	2,640,003	4,508,005	(1,868,002)
Total	$8,112,695	$11,568,441	$(3,455,746)

Our principal operating costs include the following items as a percentage of total expense.

	Three Months Ended June 30,
	2024	2023
Human resource costs, including benefits	44%	47%
Travel and entertainment	2%	2%
Other general and administration costs:
Professional fees and consulting expenses	10%	8%
Other expense	14%	8%
Depreciation and amortization	15%	11%
Other research and deployment costs, excluding human resources and travel and entertainment	13%	19%
Other sales and marketing costs, excluding human resources and travel and entertainment	2%	5%

Operating expenses decreased by $3,455,746, or 30%, as a result of the following items:

Three Months Ended June 30, 2024
Human resource costs, including benefits	$(1,894,173)
Travel and entertainment	2,402
Other general and administration costs:
Professional fees and consulting costs	(148,464)
Other expense	197,245
Depreciation and amortization	(146,080)
Other research and development costs, excluding human resources and travel and entertainment	(1,079,909)
Other sales and marketing costs, excluding human resources and travel and entertainment	(386,767)
$(3,455,746)

The decrease in operating expenses was primarily due to: (i) a decrease of approximately $1,894,000 in human resource costs, including benefits, of which approximately $1,246,000 relates to stock-based compensation primarily due to reduced headcount at Ondas Networks and American Robotics and the resulting forfeiture of stock options and RSUs, and approximately $648,000 relates to the decreased head count and synergies achieved by integrating American Robotics and Airobotics; (ii) a decrease of approximately $1,080,000 in other research and development costs, excluding human resources and travel and entertainment, of which approximately $592,000 relates to settlement of all amounts due to a vendor under previous development and manufacturing agreements during the three months ended June 30, 2024 at American Robotics, approximately $90,000 relates to synergies achieved by integrating American Robotics and Airobotics, and approximately $398,000 relates to additional development expenses allocated to cost of goods sold at Ondas Networks; and (iii) a decrease of approximately $387,000 in other sales and marketing costs, excluding human resources and travel and entertainment related to a decrease in use of third party contractors and consultants.

Operating Loss

	Three Months Ended
	June 30,
	2024	2023	Decrease
Operating loss	$(8,303,590)	$(8,496,665)	$(193,075)

As a result of the foregoing, our operating loss decreased by $193,075 or 2%, to $8,303,590 for the three months ended June 30, 2024, compared with $8,496,665 for the three months ended June 30, 2023. Operating loss decreased primarily as a result of the decrease in operating expenses described above, offset by decreased revenue and gross margin for the three months ended June 30, 2024.

Total Other Income (Expense), net

	Three Months Ended
	June 30,
	2024	2023	Increase
Other income (expense), net	$33,854	$(461,421)	$495,275

Other income (expense), net increased by $495,275, to other income, net of $33,854 for the three months ended June 30, 2024, compared with the other expense, net of $461,421 for the three months ended June 30, 2023. Other income, net increased primarily as a result of an increase in other income of approximately $508,000 from the change in fair value of government grant liability, offset by a net increase of approximately $13,000 in all other expenses, net.

Net Loss

	Three Months Ended
	June 30,
	2024	2023	Decrease
Net loss	$(8,269,736)	$(8,958,086)	$(688,350)

As a result of the net effects of the foregoing, net loss decreased by $688,350, or 8%, to $8,269,736 for the three months ended June 30, 2024, compared with $8,958,086 for the three months ended June 30, 2023. Net loss per share of common stock, par value $0.0001 per share (“Common Stock”), basic and diluted, was $(0.14) for the three months ended June 30, 2024, compared with $(0.18) for the three months ended June 30, 2023.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

	Six Months Ended June 30,
			Increase
	2024	2023	(Decrease)
Revenue, net	$1,582,860	$8,064,955	$(6,482,095)
Cost of goods sold	2,168,737	3,966,283	(1,797,546)
Gross profit	(585,877)	4,098,672	(4,684,549)
Operating expenses:
General and administrative	8,062,076	10,783,959	(2,721,883)
Sales and marketing	2,629,854	2,981,073	(351,219)
Research and development	6,152,978	11,482,984	(5,330,006)
Total operating expenses	16,844,908	25,248,016	(8,403,108)
Operating loss	(17,430,785)	(21,149,344)	(3,718,559)
Other income (expense), net	(715,035)	(2,264,293)	(1,549,258)
Net loss	$(18,145,820)	$(23,413,637)	$(5,267,817)

Revenues

	Six Months Ended June 30,
	2024	2023	Decrease
Revenue, net
Ondas Networks	$971,130	$2,648,698	$(1,677,568)
OAS	611,730	5,416,257	(4,804,527)
Total	$1,582,860	$8,064,955	$(6,482,095)

Our revenues decreased by $6,482,095 to $1,582,860 for the six months ended June 30, 2024, compared to $8,064,955 for the six months ended June 30, 2023. Revenues during the six months ended June 30, 2024, included $24,758 for products, $608,140 for maintenance, service, support, and subscriptions, and $949,962 for development agreements, mainly with Siemens. Revenues during the six months ended June 30, 2023, included $6,699,837 for products, $1,055,406 for maintenance, service, support, and subscriptions, and $309,712 for development agreements with Siemens. The decrease in our revenues were primarily the result of approximately $4,374,000 in decreased product sales and approximately $430,000 in decreased maintenance, service, support, and subscription revenue at OAS, who had multi-drone orders during the six months ended June 30, 2023, but no comparable sales in the six months ended June 30, 2024, and a decrease of approximately $2,300,000 in product sales, mainly to Siemens, at Ondas Networks, as further orders have been delayed. These decreases were offset by an increase of approximately $622,000 in development revenue to Siemens during the six months ended June 30, 2024, related to a new development agreement at Ondas Networks.

Cost of goods sold

	Six Months Ended June 30,
	2024	2023	Decrease
Cost of goods sold:
Ondas Networks	$990,101	$1,519,803	$(529,702)
OAS	1,178,636	2,446,480	(1,267,844)
Total	$2,168,737	$3,966,283	$(1,797,546)

Our cost of goods sold was $2,168,737 for the six months ended June 30, 2024, compared to $3,966,283 for the six months ended June 30, 2023. The decrease in cost of goods sold was primarily a result of decreased revenue for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, offset by fixed manufacturing costs at OAS, resulting in negative gross profit for the six months ended June 30, 2024, as further discussed below.

Gross profit

	Six Months Ended June 30,
	2024	2023	Decrease
Gross profit:
Ondas Networks	$(18,971)	$1,128,895	$(1,147,866)
OAS	(566,906)	2,969,777	(3,536,683)
Total	$(585,877)	$4,098,672	$(4,684,549)

Our gross profit decreased by $4,684,549 for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Gross margin for the six months ended June 30, 2024 and 2023 was (37%) and 51%, respectively. The decrease in gross margin of 88% is primarily related to the decrease in revenue combined with fixed manufacturing costs at OAS.

Operating Expenses

	Six Months Ended June 30,
			Increase
	2024	2023	(Decrease)
Operating expenses:
General and administrative	$8,062,076	$10,783,959	$(2,721,883)
Sales and marketing	2,629,854	2,981,073	(351,219)
Research and development	6,152,978	11,482,984	(5,330,006)
Total	$16,844,908	$25,248,016	$(8,403,108)

Our principal operating costs include the following items as a percentage of total expense.

	Six Months Ended June 30,
	2024	2023
Human resource costs, including benefits	43%	44%
Travel and entertainment	2%	2%
Other general and administration costs:
Professional fees and consulting expenses	8%	8%
Other expense	13%	7%
Depreciation and amortization	14%	10%
Other research and deployment costs, excluding human resources and travel and entertainment	18%	26%
Other sales and marketing costs, excluding human resources and travel and entertainment	2%	3%

Operating expenses decreased by $8,403,108, or 33%, as a result of the following items:

Six Months Ended June 30, 2024
Human resource costs, including benefits	$(3,767,180)
Travel and entertainment	(4,801)
Other general and administration costs:
Professional fees and consulting costs	(1,003,207)
Other expense	324,513
Depreciation and amortization	(104,597)
Other research and development costs, excluding human resources and travel and entertainment	(3,361,953)
Other sales and marketing costs, excluding human resources and travel and entertainment	(485,883)
$(8,403,108)

The decrease in operating expenses was primarily due to: (i) a decrease of approximately $3,767,000 in human resource costs, of which approximately $2,226,000 relates to stock-based compensation primarily due to reduced headcount at Ondas Networks and American Robotics and the resulting forfeiture of stock options and RSUs, approximately $596,000 relates to the decreased head count at Ondas Networks, and approximately $945,000 relates to the decreased head count at OAS and synergies achieved by integrating American Robotics and Airobotics; (ii) a decrease of approximately $1,003,000 in professional fees and consulting costs, of which approximately $765,000 relates to legal and accounting fee costs incurred during the six months ended June 30, 2023 for the sale of Series A-1 Preferred Stock in Ondas Networks and approximately $238,000 relates to synergies achieved by integrating American Robotics and Airobotics; (iii) a decrease of approximately $3,362,000 in other research and development costs, excluding human resources and travel and entertainment, of which approximately $592,000 relates to settlement of all amounts due to a vendor under previous development and manufacturing agreements during the six months ended June 30, 2024 at American Robotics, approximately $1,368,000 relates to one-time costs incurred during the six months ended June 30, 2023 associated with terminating a development contract at American Robotics, approximately $782,000 relates to synergies achieved by integrating American Robotics and Airobotics, and approximately $620,000 relates to additional development expenses allocated to cost of goods sold at Ondas Networks; (iv) a decrease of approximately $486,000 in other sales and marketing costs, excluding human resources and travel and entertainment related to a decrease in use of third party contractors and consultants; (v) offset by a net increase of approximately $325,000 in all other operating expenses primarily related to increased rent expense.

Operating Loss

	Six Months Ended
	June 30,
	2024	2023	Decrease
Operating loss	$(17,430,785)	$(21,149,344)	$3,718,559

As a result of the foregoing, our operating loss decreased by $3,718,559, or 18%, to $17,430,785 for the six months ended June 30, 2024, compared with $21,149,344 for the six months ended June 30, 2023. Operating loss decreased primarily as a result of the decrease in operating expenses described above, offset by decreased revenue and gross margin, for the six months ended June 30, 2024.

Total Other Income (Expense), net

	Six Months Ended
	June 30,
	2024	2023	Decrease
Other income (expense), net	$(715,035)	$(2,264,293)	$1,549,258

Other expense, net decreased by $1,549,258, to $715,035 for the six months ended June 30, 2024, compared with the other expense, net of $2,264,293 for the six months ended June 30, 2023. Other expense, net decreased primarily as a result of an increase in other income of approximately $467,000 from the change in fair value of government grant liability; an increase in interest income of approximately $178,000 due to interest earned on cash deposits; a decrease in interest expense, including amortization of debt discount and debt issuance costs, of approximately $818,000 for the 3% Senior Convertible Notes Due 2025 (the “2022 Convertible Exchange Notes”) and the 3% Series B-2 Senior Convertible Notes (the “2023 Additional Notes”); and an increase in foreign exchange gain, net of approximately $78,000.

Net Loss

	Six Months Ended
	June 30,
	2024	2023	Decrease
Net Loss	$(18,145,820)	$(23,413,637)	$5,267,817

As a result of the net effects of the foregoing, net loss decreased by $5,267,817, or 22%, to $18,145,820 for the six months ended June 30, 2024, compared with $23,413,637 for the six months ended June 30, 2023. Net loss per share of Common Stock, basic and diluted, was $(0.31) for the six months ended June 30, 2024, compared with $(0.47) for the six months ended June 30, 2023.

Summary of (Uses) and Sources of Cash

	Six Months Ended June 30,
	2024	2023
Net cash flows used in operating activities	$(16,274,722)	$(21,864,777)
Net cash flows provided by (used in) investing activities	(2,314,873)	695,484
Net cash flows provided by (used in) financing activities	8,542,969	(5,501,087)
Decrease in cash, cash equivalents, and restricted cash	(10,046,626)	(26,670,380)
Cash, cash equivalents, and restricted cash, beginning of period	15,022,000	29,775,096
Cash, cash equivalents, and restricted cash, end of period	$4,975,374	$3,104,716

The principal use of cash in operating activities for the six months ended June 30, 2024, was to fund the Company’s current expenses primarily related to operating activities necessary to allow us to service and support customers. The decrease in cash flows used in operating activities of $5,590,055 was primarily due to the decrease in net loss of approximately $5,268,000, of which approximately $3,822,000 related to non-cash and credits, including depreciation, amortization of debt discount and issuance costs, amortization of intangibles assets and right of use asset, stock-based compensation, and change in fair value of government grant liability, combined with changes in operating assets and liabilities resulting in a cash inflow of approximately $4,144,000.

The decrease in cash flows provided by investing activities of $3,010,357, relates to an increase of approximately $2,200,000 in payments made for purchase of equipment, software intangibles and patent costs, combined with decrease of approximately $1,049,000 for cash acquired with the Airobotics acquisition in the six months end June 30, 2023, offset by the decrease of approximately $239,000 for cash paid for asset acquisitions in the six months end June 30, 2023.

The cash flows provided by financing activities increased by approximately $14,044,000 primarily due to proceeds received from the sale of common stock in the Company and options exercised of approximately of $3,867,000 and the sale of preferred stock in Ondas Networks of approximately $4,375,000; the increase of approximately $300,000 in cash proceeds received from government grants; combined with the decrease in cash payments of approximately $5,502,000 on the 2022 Convertible Exchange Notes, government grant liability, and Airobotics related debt. For a summary of our outstanding Long-Term Notes Payable, see Note 8 in the accompanying Notes to unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. As of June 30, 2024, we had an accumulated deficit of approximately $216,506,000. As of June 30, 2024, we had net long-term borrowings outstanding of approximately $2,502,000 net of debt discount and issuance costs of approximately $110,000 and short-term borrowings outstanding of approximately $29,427,000, net of debt discount and issuance costs of approximately $4,975,000. As of June 30, 2024, we had cash and restricted cash of approximately $4,975,000 and a working capital deficit of approximately $22,801,000.

In 2023, we raised approximately $14,692,000 of net proceeds from the sale redeemable preferences shares in Ondas Networks and warrants in Ondas Holdings to third parties, and approximately $9,310,000 from a second convertible debt agreement. In February 2024, we raised gross proceeds of approximately $4,500,000 from issuing additional redeemable preference shares in Ondas Networks and warrants in Ondas Holdings to third parties, and approximately $4,050,000 from issuing common stock of Ondas Holdings and warrants in OAS.

We expect to fund our operations for the next twelve months from the filing date of this Report from the cash on hand as of June 30, 2024, proceeds from the 2024 financing activities discussed above, gross profits generated from revenue growth, potential prepayments from customers for purchase orders, potential proceeds from warrants issued and outstanding, and additional funds that we may seek through equity or debt offerings and/or borrowings under additional notes payable, lines of credit or other sources. There is substantial doubt that the funding plans will be successful and therefore the conditions discussed above have not been alleviated. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for one year from August 14, 2024, the date the unaudited Condensed Consolidated Financial Statements were available to be issued.

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

Off-Balance Sheet Arrangements

As of June 30, 2024, we had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2024. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 3, 2024, we issued a warrant to purchase 662,723 shares of common stock, par value $0.0001 per share (“Common Stock”) to a consultant in consideration for services under a consulting agreement, at an exercise price of $0.72 (the “June Warrant”). The Consultant Warrant has an expiration date of June 3, 2029.

On June 21, 2024, we entered into a Services Agreement with AM Consulting pursuant to which AM Consulting agreed to provide us consulting services as set forth in a statement of work (“Statement of Work”). Pursuant to the Statement of Work, AM Consulting shall provide staff resources to perform CFO services for (i) $40,000 per month and (ii) warrants to purchase 90,910 shares of Common Stock, at an exercise price of $0.66 (the “Consulting Warrants”). The Consultant Warrants have an expiration date of June 21, 2029.

We relied on exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”), provided by Rule 506(b) of Regulation D and/or Section 4(a)(2) of the Securities Act, with respect to the issuance of the June Warrant and Consultant Warrants.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Name of Document
10.1	Services Agreement, dated June 21, 2024, by and between the Company and AM Consulting (including the Statement of Work). (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2024).
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated August 14, 2024*
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated August 14, 2024*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated August 14, 2024**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated August 14, 2024**
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2024

ONDAS HOLDINGS INC.

By:	/s/ Eric A. Brock
Eric A. Brock
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Neil J. Laird
Neil J. Laird
Chief Financial Officer
(Principal Financial Officer Principal Accounting Officer)