Form 10-Q
period 2024-09-30
Ondas Holdings Inc.
filed 2024-11-12
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ___________

Commission File Number: 001-39761

ONDAS HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Nevada	47-2615102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Marina Park Drive, Suite 1410, Boston, MA 02210

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

The number of shares outstanding of the issuer’s Common Stock as of November 11, 2024, was 77,292,559.

ONDAS HOLDINGS INC.

i

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,832,550	$14,979,436
Restricted cash	40,736	42,564
Accounts receivable, net	2,876,087	3,429,974
Inventory, net	8,878,734	2,186,646
Other current assets	2,540,740	2,967,619
Total current assets	17,168,847	23,606,239

Property and equipment, net	2,734,321	4,175,958

Other Assets:
Goodwill, net of accumulated impairment charges	27,751,921	27,751,921
Intangible assets, net	28,222,161	31,329,182
Lease deposits and other assets	482,392	599,517
Operating lease right of use assets	3,799,014	4,701,865
Total other assets	60,255,488	64,382,485
Total assets	$80,158,656	$92,164,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,021,804	$5,177,022
Operating lease liabilities	771,943	685,099
Accrued expenses and other current liabilities	3,517,164	3,587,877
Notes payable, net of unamortized issuance costs of $558,785 and $0, respectively, related party	891,215	-
Convertible notes payable, net of unamortized debt discount and issuance cost of $13,153 and $0, respectively, related party	1,486,847	-
Convertible notes payable, net of unamortized debt discount and issuance cost of $965,066 and $1,968,411, respectively	27,824,724	25,692,505
Government grant liability	548,219	520,657
Deferred revenue	447,720	276,944
Total current liabilities	39,509,636	35,940,104

Long-Term Liabilities:
Notes payable	300,000	300,000
Convertible notes payable, net of current, net of unamortized debt discount and issuance cost of $0 and $391,718, respectively	-	2,812,156
Accrued interest	21,249	26,844
Government grant liability, net of current	1,895,434	2,229,047
Operating lease liabilities, net of current	5,254,623	5,800,710
Other liabilities	82,500	-
Total long-term liabilities	7,553,806	11,168,757
Total liabilities	47,063,442	47,108,861

Commitments and Contingencies (Note 11)

Temporary Equity
Redeemable noncontrolling interest	18,176,422	11,920,694

Stockholders’ Equity
Preferred stock - par value $0.0001; 5,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively, and none issued or outstanding at September 30, 2024 and December 31, 2023, respectively	-	-
Preferred stock, Series A - par value $0.0001; 5,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively, and none issued or outstanding at September 30, 2024 and December 31, 2023, respectively	-	-
Common Stock - par value $0.0001; 300,000,000 shares authorized; 75,297,311 and 61,940,878 issued and outstanding, respectively September 30, 2024 and December 31, 2023, respectively	7,530	6,194
Additional paid in capital	240,943,416	231,488,999
Accumulated deficit	(226,032,154)	(198,360,066)
Total stockholders’ equity	14,918,792	33,135,127
Total liabilities and stockholders’ equity	$80,158,656	$92,164,682

The accompanying footnotes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenues, net	$1,480,792	$2,665,190	$3,063,652	$10,730,145
Cost of goods sold	1,433,232	2,110,312	3,601,969	6,076,595
Gross profit (loss)	47,560	554,878	(538,317)	4,653,550

Operating expenses:
General and administration	4,114,986	2,563,319	12,177,062	13,347,278
Sales and marketing	1,410,944	1,224,144	4,040,798	4,205,217
Research and development	3,182,345	2,701,436	9,335,323	14,184,420
Total operating expenses	8,708,275	6,488,899	25,553,183	31,736,915

Operating loss	(8,660,715)	(5,934,021)	(26,091,500)	(27,083,365)

Other income (expense), net
Other income (expense), net	(1,786)	(124,636)	(3,853)	(136,066)
Change in fair value of government grant liability	(86,307)	(295,094)	462,710	(213,277)
Interest income	121,608	379	306,385	7,724
Interest expense	(871,335)	(893,951)	(2,357,497)	(3,197,600)
Foreign exchange gain (loss), net	(27,733)	(45,138)	11,667	(83,514)
Total other income (expense), net	(865,553)	(1,358,440)	(1,580,588)	(3,622,733)

Loss before income taxes	(9,526,268)	(7,292,461)	(27,672,088)	(30,706,098)

Provision for income taxes	-	-	-	-

Net loss	(9,526,268)	(7,292,461)	(27,672,088)	(30,706,098)
Less preferred dividends attributable to noncontrolling interest	390,000	212,208	1,114,138	212,208
Less deemed dividends attributable to accretion of redemption value	755,644	410,322	2,112,784	410,322
Net loss attributable to common stockholders	$(10,671,912)	$(7,914,991)	$(30,899,010)	$(31,328,628)

Net loss per share - basic and diluted	$(0.15)	$(0.15)	$(0.46)	$(0.62)

Weighted average number of common shares outstanding, basic and diluted	70,741,662	53,892,848	66,732,781	50,923,225

The accompanying footnotes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Redeemable Noncontrolling Interest		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2023	-	$-	44,108,661	$4,411	$211,733,690	$(153,515,194)	$58,222,907
Issuance of shares in connection with acquisition of Airobotics, Ltd.	-	-	2,844,291	284	5,261,654	-	5,261,938
Issuance of shares in connection with acquisition of the assets of Iron Drone, Ltd.	-	-	46,129	5	85,795	-	85,800
Assumption of vested stock options in connection with acquisition of Airobotics, Ltd.	-	-	-	-	700,690	-	700,690
Delivery of shares for restricted stock units	-	-	4,090	-	-	-	-
Issuance of shares for payment on convertible debt	-	-	2,104,988	211	3,004,583	-	3,004,794
Stock-based compensation	-	-	-	-	1,263,356	-	1,263,356
Net loss	-	-	-	-	-	(14,455,551)	(14,455,551)
Balance, March 31, 2023	-	$-	49,108,159	$4,911	$222,049,768	$(167,970,745)	$54,083,934
Issuance of shares for payment on convertible debt	-	-	3,341,704	334	2,751,041	-	2,751,375
Issuance of shares upon exercise of options	-	-	1,539	-	701	-	701
Stock-based compensation	-	-	-	-	1,639,869	-	1,639,869
Net loss	-	-	-	-	-	(8,958,086)	(8,958,086)
Balance, June 30, 2023	-	$-	52,451,402	$5,245	$226,441,379	$(176,928,831)	$49,517,793
Sale of redeemable preferred stock in Ondas Networks, net of issuance costs	429,123	10,406,949	-	-	(307,665)	-	(307,665)
Issuance of warrants in connection with the sale of redeemable preferred stock in Ondas Networks	-	-	-	-	4,593,051	-	4,593,051
Preferred dividends attributable to redeemable noncontrolling interest	-	212,208	-	-	(212,208)	-	(212,208)
Accretion of redeemable preferred stock in Ondas Networks	-	410,322	-	-	(410,322)	-	(410,322)
Issuance of shares for payment on convertible debt	-	-	1,984,918	198	1,563,917	-	1,564,115
Issuance of shares upon exercise of options	-	-	21,940	2	10,088	-	10,090
Delivery of shares for vesting of restricted stock units	-	-	726,363	73	(73)	-	-
Stock-based compensation	-	-	-	-	(2,266,875)	-	(2,266,875)
Net Loss	-	-				(7,292,461)	(7,292,461)
Balance, September 30, 2023	429,123	$11,029,479	55,184,623	$5,518	$229,411,292	$(184,221,292)	$45,195,518

Balance, January 1, 2024	429,123	$11,920,694	61,940,878	$6,194	$231,488,999	$(198,360,066)	$33,135,127
Sale of redeemable preferred stock in Ondas Networks, net of issuance costs	108,925	3,028,806	-	-	(124,965)	-	(124,965)
Issuance of warrants in connection with the sale of redeemable preferred stock in Ondas Networks	-	-	-	-	1,471,194	-	1,471,194
Preferred dividends attributable to redeemable noncontrolling interest	-	334,138	-	-	(334,138)	-	(334,138)
Accretion of redeemable preferred stock in Ondas Networks	-	638,646	-	-	(638,646)	-	(638,646)
Sale of common stock, net of issuance costs	-	-	3,616,071	362	2,904,295	-	2,904,657
Issuance of warrants in Ondas Autonomous Systems, in connection with sale of common stock	-	-	-	-	954,737	-	954,737
Issuance of shares upon exercise of options	-	-	4,535	-	2,217	-	2,217
Delivery of shares for vesting of restricted stock units	-	-	3,000	-	-	-	-
Stock-based compensation	-	-	-	-	269,553	-	269,553
Net Loss	-	-	-	-	-	(9,876,084)	(9,876,084)
Balance, March 31, 2024	538,048	$15,922,284	65,564,484	$6,556	$235,993,246	$(208,236,150)	$27,763,652
Issuance of shares for payment on convertible debt	-	-	340,855	34	250,153	-	250,187
Preferred dividends attributable to redeemable noncontrolling interest	-	390,000	-	-	(390,000)	-	(390,000)
Accretion of redeemable preferred stock in Ondas Networks	-	718,494	-	-	(718,494)	-	(718,494)
Settlement of development agreement	-	-	320,026	32	342,396	-	342,428
Warrant conversion	-	-	46,893	5	1,402	-	1,407
Issuance of shares upon exercise of options	-	-	9,660	1	5,077	-	5,078
Delivery of shares for restricted stock units	-	-	268,794	27	(27)	-	-
Stock-based compensation	-	-	-	-	407,997	-	407,997
Net Loss	-	-	-	-	-	(8,269,736)	(8,269,736)
Balance, June 30, 2024	538,048	$17,030,778	66,550,712	$6,655	$235,891,750	$(216,505,886)	$19,392,519
Issuance of shares for payment on convertible debt	-	-	3,367,431	337	1,828,851	-	1,829,188
Preferred dividends attributable to redeemable noncontrolling interest	-	390,000	-	-	(390,000)	-	(390,000)
Accretion of redeemable preferred stock in Ondas Networks	-	755,644	-	-	(755,644)	-	(755,644)
Sale of common stock and warrants, net of issuance costs	-	-	5,333,334	533	3,467,407	-	3,467,940
Issuance of warrants in Ondas Networks, in connection with note payable	-	-	-	-	589,924	-	589,924
Delivery of shares for restricted stock units	-	-	45,834	5	(5)	-	-
Stock-based compensation	-	-	-	-	311,133	-	311,133
Net Loss	-	-	-	-	-	(9,526,268)	(9,526,268)
Balance, September 30, 2024	538,048	$18,176,422	75,297,311	$7,530	$240,943,416	$(226,032,154)	$14,918,792

The accompanying footnotes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,672,088)	$(30,706,098)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	424,637	648,624
Amortization of debt discount	1,502,657	2,438,462
Amortization of intangible assets	3,161,729	3,103,591
Amortization of right of use asset	902,851	715,041
Loss on disposal of equipment	1,578	7,757
Loss on intellectual property	-	12,223
Stock-based compensation	988,683	636,350
Change in fair value of government grant liability	(605,889)	161,764
Changes in operating assets and liabilities:
Accounts receivable	553,887	(4,677,726)
Inventory	(4,402,549)	1,087,558
Other current assets	426,879	767,152
Deposits and other assets	117,125	(370,684)
Accounts payable	(482,249)	1,536,991
Deferred revenue	170,776	(1,323,025)
Operating lease liability	(459,243)	(710,546)
Accrued expenses and other current liabilities	(71,933)	(1,436,178)
Other liabilities	82,500	-
Net cash flows used in operating activities	(25,360,649)	(28,108,744)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(22,030)	(62,281)
Purchase of equipment	(1,606,358)	(94,972)
Proceeds from sale of equipment	1,700	33,568
Purchase of software intangible	(32,678)	-
Cash paid for Iron Drone asset acquisition	-	(135,000)
Cash acquired on the acquisition of Airobotics Ltd.	-	1,049,454
Cash paid for Field of View LLC asset acquisition	-	(145,833)
Net cash flows provided by (used in) investing activities	(1,659,366)	644,936

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of noncontrolling interest in Ondas Networks, net of issuance costs	4,375,035	14,692,335
Proceeds from sale of common stock, net of issuance costs	7,327,334	-
Proceeds from exercise of options and warrants	8,702	10,791
Proceeds from government grant	299,838	189,752
Proceeds from convertible notes, net of issuance costs	1,482,868	9,309,513
Proceeds from notes payable, net of issuance costs	1,377,524
Payments on convertible notes payable	-	(4,354,911)
Payments on government grant liability	-	(6,576)
Payments on loan payable	-	(1,140,301)
Net cash flows provided by financing activities	14,871,301	18,700,603

Decrease in cash, cash equivalents, and restricted cash	(12,148,714)	(8,763,205)
Cash, cash equivalents, and restricted cash, beginning of period	15,022,000	29,775,096
Cash, cash equivalents, and restricted cash, end of period	$2,873,286	$21,011,891

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$16,845	$163,418
Cash paid for income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common Stock and warrants issued in relation to acquisition of Airobotics, Ltd.	$-	$5,962,628
Common Stock issued in relation to acquisition of the assets of Iron Drone, Ltd.	$-	$85,800
Common stock issued in exchange for debt repayment	$2,079,375	$7,320,284
Noncash consideration for settlement of development agreement payable	$342,428	$-
Warrants in Ondas Autonomous Systems, in relation to sale of common stock	$954,737	$-
Warrants in Ondas Holdings, in relation to sale of common stock	$2,198,559	$-
Warrants in relation to sale of redeemable preferred stock in Ondas Networks	$1,471,194	$12,683,549
Warrants in Ondas Networks, in relation to note payable	$589,924	$-
Preferred dividends attributable to redeemable noncontrolling interest	$1,114,138	$21,208
Accretion of redeemable preferred stock in Ondas Networks	$2,112,784	$410,322
Transfer of equipment into inventory	$2,289,539	$-
Operating leases right-of-use assets obtained in exchange of lease liabilities	$-	$105,950

The accompanying footnotes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company

Ondas Holdings Inc. (“Ondas Holdings”, “Ondas”, the “Company,” “we,” or “our”) was originally incorporated in Nevada on December 22, 2014, under the name of Zev Ventures Incorporated. On September 28, 2018, we acquired Ondas Networks Inc., a Delaware corporation (“Old Ondas Networks”), and changed our name to Ondas Holdings Inc. On August 5, 2021, we acquired American Robotics, Inc. (“American Robotics” or “AR”), a Delaware corporation. On January 23, 2023, we acquired Airobotics, Ltd. (“Airobotics”), an Israeli-based developer of autonomous drone systems. See Note 5 – Goodwill and Business Acquisition. On December 6, 2023, the Company formed Ondas Autonomous Holdings Inc., a Nevada corporation, as an intermediate holding company which now wholly-owns American Robotics and Airobotics. On August 8, 2024, the Company filed a certificate of amendment with the Secretary of State of the State of Nevada, amending Ondas Autonomous Holdings Inc.’s name to Ondas Autonomous Systems Inc. (“OAS”). On August 7, 2024, the Company formed Ondas Networks Texas Inc., a Texas corporation and wholly owned subsidiary of the Company (“Texas Networks”). Pursuant to a certain Agreement and Plan of Merger, dated August 19, 2024, Old Ondas Networks merged with and into Texas Networks (the “Merger”) with Texas Networks being the surviving entity resulting from the Merger and shall continuing to exist and being governed by the laws of the State of Texas under the corporate name “Ondas Networks Inc.” (“Ondas Networks”).

As a result, Ondas Networks, OAS, American Robotics and Airobotics became our subsidiaries. Ondas’ corporate headquarters are located in Boston, Massachusetts. Ondas Networks has offices and facilities in Sunnyvale, California, American Robotics’ offices and facilities are located in Sparks, Maryland, and Airobotics’ offices and facilities are located in Petah Tikva, Israel.

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

OAS and its portfolio companies have already gained a track record of industry-leading regulatory successes including the securing of the first-of-its-kind Type Certification (“TC”) from the Federal Aviation Administration (“FAA”) for the Optimus 1-EX UAV on September 25, 2023, becoming the first autonomous security data capture UAV to achieve this distinction. TC, recognized as the highest echelon of Airworthiness Certification, streamline operational approvals for broad flight operations over people and infrastructure. The certification verifies the compliance of the system’s design with the required FAA airworthiness and noise standards, ensuring safe operation within the US National Airspace System (NAS) thereby significantly broadening the range of operational scenarios and scaling up of operations for automated UAS. Achieving FAA Type Certification will enable drone operations beyond-visual-line-of-sight (BVLOS) without a human operator on-site. With a strong footprint in the US market and worldwide, we believe that OAS is well-positioned with proven technology, a unique offering, and strong capabilities to strategically transform critical operations with our cutting-edge drone tech and capabilities.

Liquidity

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. As of September 30, 2024, we had an accumulated deficit of approximately $226,032,000. As of September 30, 2024, we had net long-term borrowings outstanding of approximately $2,217,000 net of debt discount and issuance costs of $0 and short-term borrowings outstanding of approximately $30,751,000, net of debt discount and issuance cost of approximately $1,537,000 and a working capital deficit of approximately $22,341,000.

In 2023, we raised approximately $14,692,000 of net proceeds from the sale of redeemable preferences shares in Ondas Networks and warrants in Ondas Holdings to third parties, and approximately $9,310,000 from a second convertible debt agreement. In the first nine months of 2024, we raised net proceeds of approximately $4,375,000 from the sale of additional redeemable preferred shares in Ondas Networks and warrants in Ondas Holdings to third parties, approximately $7,327,000 in net proceeds from issuing common stock, par value $0.0001 per share (“Common Stock”), of Ondas Holdings and warrants in OAS, approximately $2,860,000 in net proceeds from issuance of a secured note and convertible note in Ondas Networks, and approximately $300,000 in government grant loans issued to Airobotics. On November 9, 2024, we entered into an agreement with Klear Inc., which provides for financing of accounts receivable, and we have financed approximately $500,000 so far at Ondas Networks.

We expect to fund our operations for the next twelve months from the filing date of this Quarterly Report on Form 10-Q from the cash on hand as of September 30, 2024, proceeds from the 2024 financing activities discussed above, gross profits generated from revenue growth, potential prepayments from customers for purchase orders, potential proceeds from warrants issued and outstanding, and additional funds that we may seek through equity or debt offerings and/or borrowings under additional notes payable, lines of credit or other sources. There is substantial doubt that the funding plans will be successful and therefore the conditions discussed above have not been alleviated. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for one year from November 12, 2024, the date the unaudited Condensed Consolidated Financial Statements were issued.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2023 Form 10-K and are updated, as necessary, in this Form 10-Q. The December 31, 2023 consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the nine months ended September 30, 2024, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2024 and December 31, 2023, we had no cash equivalents. Restricted cash includes cash that is not readily available for use in the Company’s operating activities. Restricted cash is attributable to minimum cash reserve requirements for Airobotics’ credit cards. The Company periodically monitors its positions with, and the credit quality of, the financial institutions with which it invests. Periodically, throughout the nine months ended, and as of September 30, 2024, the Company has maintained balances in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits. As of September 30, 2024, the Company was $1,981,898 in excess of FDIC insured limits.

Accounts Receivable

Accounts receivable are stated at a gross invoice amount less an allowance for credit losses as well as net of any discounts or other forms of variable consideration. We estimate allowance for credit losses by evaluating specific accounts where information indicates our customers may have an inability to meet financial obligations, such as customer payment history, credit worthiness and receivable amounts outstanding for an extended period beyond contractual terms. We use assumptions and judgment, based on the best available facts and circumstances, to record an allowance to reduce the receivable to the amount expected to be collected. These allowances are evaluated and adjusted as additional information is received. We had no allowance for credit losses as of September 30, 2024 and December 31, 2023.

Inventory

Inventories, which consist solely of raw materials, work in process and finished goods, are stated at the lower of cost (first-in, first-out) or net realizable value, net of reserves for obsolete inventory. We continually analyze our slow-moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. As of September 30, 2024 and December 31, 2023 such reserves were $100,254.

Inventory consists of the following:

	September 30, 2024	December 31, 2023
Raw Material	$4,146,010	$1,499,727
Work in Process	351,068	782,770
Finished Goods	4,481,910	4,403
Less Inventory Reserves	(100,254)	(100,254)
Total Inventory, net	$8,878,734	$2,186,646

As of September 30, 2024, the Company reclassed $2,289,539 of docking stations and drones, net into inventory, as OAS has shifted their focus from service revenue, selling a data subscription service to its customers based on the information collected by their autonomous systems, to product revenue, primarily selling their Optimus System™ and Iron Drone Raider™.

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

Software

Costs incurred internally in researching and developing a software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to production. The amortization of these costs is included in cost of revenue over the estimated life of the products. As of September 30, 2024 and December 31, 2023, the Company had no internally developed software.

Impairment of Long-Lived Assets

Long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. There was no impairment of long-lived assets for the three and nine months ended September 30, 2024 and 2023, respectively.

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

The Company had no Level 3 assets that are required to be valued at fair value as of September 30, 2024. The Company had Level 3 assets that are required to be valued at fair value as of December 31, 2023, see Note – 2 Summary of Significant Account Policies, Leases, and Note 4 – Property and Equipment.

The Company had Level 3 liabilities that are required to be valued at fair value as of September 30, 2024 and December 31, 2023. The fair value of the government grant liability is determined as the sum of 3% royalty payments on forecasted future sales, discounted using the effective interest method. As of September 30, 2024 and December 31, 2023, the Company made the following assumptions: (i) royalty payments will be made on future sales through 2027, and (ii) the effective interest rate is a range of 17-19%. The following table provides a reconciliation of the beginning and ending balances for the Level 3 government grant liability measured at fair value using significant unobservable inputs:

Government Grant Liability
Balance as of December 31, 2023	$2,749,704
Net loss on change in fair value of liability	74,393
Balance as of March 31, 2024	2,824,097
Government grant proceeds received, adjusted to fair value	156,659
Net gain on change in fair value of liability	(623,410)
Balance as of June 30, 2024	2,357,346
Net loss on change in fair value of liability	86,307
Balance as of September 30, 2024	$2,443,653

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

Advertising and Promotional Expenses

We expense advertising and promotional costs as incurred. We recognized expense of $19,542 and $87,073 for the three months ended September 30, 2024 and 2023, respectively, and expense of $61,303 and $145,504 for the nine months ended September 30, 2024 and 2023, respectively. These costs are included in Sales and marketing on the accompanying Consolidated Statements of Operations.

Post-Retirement Benefits:

We have one 401(k) Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this 401(k) Plan, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. We recognized expense of $56,325 and $60,684 for the three months ended September 30, 2024 and 2023, respectively, and $199,811 and $246,281 for the nine months ended September 30, 2024 and 2023, respectively.

Airobotics’ post-employment benefits are usually funded by deposits with insurance companies and are classified as defined deposit plans or defined benefit plans. Airobotics’ has defined deposit plans, in accordance with Section 14 of Severance Compensation Israeli Law, 1963, according to which Airobotics regularly makes its payments without having a legal or implied obligation to make additional payments even if the fund has not accumulated sufficient amounts to pay all employee benefits, in the current period and in previous periods. Deposits to a defined benefit plan for severance pay or benefits, are recognized as an expense when deposited with the plan in parallel with receiving work services from the employee. All of Airobotics’ employees in Israel are subject to Section 14 of Severance Compensation Israeli Law. We recognized expense of $211,392 and $154,862 for the three months ended September 30, 2024 and 2023, respectively, $583,890 for the nine months ended September 30, 2024 and $420,945 for the period of January 24, 2023 through September 30, 2023 related to these post-employment benefits.

Revenue Recognition

We derive our revenue from product sales, services, and development arrangements. We determine revenue recognition in accordance with ASC 606, Revenue from Contracts with Customers through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract (where revenue is allocated on a relative standalone selling price basis by maximizing the use of observable inputs to determine the standalone selling price for each performance obligation); and (5) recognition of revenue when, or as, we satisfy a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the products or services it transfers to the customer.

Ondas has two business segments that generate revenue: Ondas Networks and OAS. Ondas Networks is engaged in the development, marketing, and sale of wireless radio systems for secure, wide area mission-critical, business-to-business networks. Ondas Networks generates revenue primarily from the sale of our FullMAX System and the delivery of related services, along with non-recurring engineering (“NRE”) development projects with certain customers. OAS generates revenue through the sales of their Optimus System™, the Iron Drone Raider™, and separately priced support, maintenance and ancillary services directly related to the sale of the Optimus System™ and the Iron Drone Raider™.

Product Sales Revenue

Product revenue is generally recognized when the customer obtains control of our product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract, or upon installation when the combined performance obligation is not distinct within the context of the contract.

Ondas Networks’ software and hardware, and OAS’ Optimus System™ and Iron Drone Raider™, are sold with a limited one-year basic warranty included in the price. The limited one-year basic warranty is an assurance-type warranty, is not a separate performance obligation, and thus no transaction price is allocated to it. The nature of tasks under the limited one-year basic warranty only provides for remedying defective product(s) covered by the warranty.

Service and Subscription Revenue

Service revenue is comprised of separately priced support and maintenance sales, as well as ancillary services, directly related to product sales, including product training, installation, and onsite support. Ancillary service revenues are recognized at the point in time when those services have been provided to the customer and the performance obligation has been satisfied. The Company allocates the transaction price to the service based on the stand-alone selling prices of these performance obligations, which are stated in our contracts.

OAS also generates service revenue by selling a data subscription service to its customers based on the information collected by their autonomous systems. The customer pays for a monthly, annual, or multi-annual subscription service to remotely access the data collected by their autonomous systems. Data subscription service revenue is recognized on straight line basis over the length of the customer subscription agreement. If a subscription payment is received prior to installation and operation of their autonomous systems, it is held in deferred revenue and recognized after operation commences over the length of the subscription service.

Development Revenue

Development revenue is comprised primarily of non-recurring engineering service contracts to develop software and hardware applications for various customers. For Ondas Networks, in 2024 and 2023, a significant portion of this revenue is generated from one parent customer whereby Ondas Networks is to develop such applications to interoperate within the customers infrastructure. For these contracts, Ondas Networks and the customers work cooperatively, whereby the customers’ involvement is to provide technical specifications for the product design, as well as, to review and approve the project progress at various markers based on predetermined milestones. The products developed are not able to be sold to any other customer and are based in part upon existing Ondas Networks and customer technology. Development revenue is typically recognized over time using a percentage of completion input method, whereby revenues are recorded on the basis of the Company’s estimates of satisfaction of the performance obligation based on the ratio of actual costs incurred to total estimated costs. The input method is utilized because management considers it to be the best available measure of progress as the performance obligations are completed.

Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Impacts from changes in estimates of revenue and cost of revenue are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods base in the performance completed to date.

Payment Terms

Ondas Networks’ payment terms vary and range from Net 15 to Net 30 days from the date of the invoices for product and services related revenue. OAS’s payment terms vary and range from Net 30 days to Net 60 days from the date of the invoices for product and services related revenue. Payment terms for the majority of development related revenue carry milestone-related payment obligations which span the contract life. For milestone-based development contracts, the customer reviews the completed milestone and once approved, makes payment pursuant to the applicable contract.

Contracts with Multiple Performance Obligations

Our contracts may contain more than one of the products and services listed above, each of which is separately accounted for as a distinct performance obligation. We account for multiple agreements with a single customer as a single contract if the contractual terms and/or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single contract. We allocate the total transaction price to each distinct performance obligation in a multiple performance obligations arrangement on a relative standalone selling price basis. The standalone selling price reflects the price we would charge for a specific product or service if it were sold separately in similar circumstances and to similar customers. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price considering available information such as market conditions and internally approved pricing guidelines related to the performance obligations. If a contract contains a single performance obligation, no allocation is required.

Contract Modification

Contracts that are modified to account for changes in contract specifications and requirements are assessed to determine if the modification either creates new or changes the existing enforceable rights and obligations. Generally, contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. For the nine months ended September 30, 2024 and 2023, there were no modifications to contract specifications.

Disaggregation of Revenue

The following tables present our disaggregated revenues by type of revenue, timing of revenue, and revenue by country:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Type of Revenue:
Product revenue	$150,668	$2,180,472	$175,426	$8,880,309
Service and subscription revenue	887,747	234,236	1,495,887	1,289,642
Development revenue	442,377	250,482	1,392,339	560,194
Total revenue	$1,480,792	$2,665,190	$3,063,652	$10,730,145

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Timing of Revenue:
Revenue recognized point in time	$881,004	$2,296,035	$1,172,969	$9,818,302
Revenue recognized over time	599,788	369,155	1,890,683	911,843
Total revenue	$1,480,792	$2,665,190	$3,063,652	$10,730,145

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Country of Revenue, based on location services were provided or product was shipped to:
United States	$567,838	$2,430,954	$1,319,585	$5,081,152
United Arab Emirates	346,438	85,268	598,525	5,320,792
United Kingdom	45,323	-	311,206	-
Israel	521,193	148,968	824,336	328,201
India	-	-	10,000	-
Total revenue	$1,480,792	$2,665,190	$3,063,652	$10,730,145

Contract Assets and Liabilities

We recognize a receivable or contract asset when we perform a service or transfer a good in advance of receiving consideration. A receivable is recorded when our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. A contract asset is recorded when we have recognized revenue over time in accordance with meeting our performance obligation but are unable to invoice the customer yet based on the contractual invoicing terms. The contract asset is reclassified to a receivable when the right to consideration becomes unconditional. The table below details the activity in our contract assets during the nine months ended September 30, 2024 and the year ended December 31, 2023. Contract assets are included in Other current assets on the Condensed Consolidated Balance Sheet.

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Balance at beginning of period	$819,107	$-
Contract assets recognized	214,145	928,995
Reclassification to Accounts receivable, net	(641,043)	(109,888)
Balance at end of period	$392,209	$819,107

We recognize a contract liability when we receive consideration, or if we have the unconditional right to receive consideration, in advance of satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. The table below details the activity in our contract liabilities during the nine months ended September 30, 2024 and the year ended December 31, 2023.

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Balance at beginning of period	$276,944	$61,508
Additions, net	1,262,451	2,438,655
Transfer to revenue	(1,091,675)	(2,223,219)
Balance at end of period	$447,720	$276,944

Revenue recognized during the nine months ended September 30, 2024 that was included in the contract liability opening balance was $159,400.

Warranty Reserve

For our software and hardware products, we provide a limited one-year assurance-type warranty and for our development service, we provide no warranties. The assurance-type warranty covers defects in material and workmanship only. If a software or hardware component is determined to be defective after being tested by the Company within the one-year, the Company will repair, replace or refund the price of the covered hardware and/or software to the customer (not including any shipping, handling, delivery or installation charges). We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance-type warranties and has determined that the estimated outstanding warranty obligation on September 30, 2024, or December 31, 2023 are immaterial to the Company’s unaudited Condensed Consolidated Financial Statements.

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

On August 5, 2021, the Company acquired American Robotics and the American Robotics Lease, located in Marlborough, Massachusetts, wherein the base rate is $15,469 per month, with an annual increase of 3% through January 2024, with a security deposit of $24,166. On August 19, 2021, American Robotics amended the American Robotics Lease to reduce their space to approximately 10,450 square feet. The amendment reduced their annual base rent to $8,802 per month, with an annual increase of 3% through January 31, 2024. On November 10, 2023, American Robotics amended the American Robotics Lease, as amended to extend the existing lease term from January 31, 2024 to January 31, 2026 and to relinquish a portion of the leased outdoor space. The annual base rent is $14,586 per month starting February 1, 2024, with an annual increase of 3.5% through January 2026. Effective September 30, 2024, the lease was terminated. The Company wrote off the remaining operating lease liability and right of use asset and recognized a gain on lease termination of $12,256, which is included in Other income (expense), net in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024.

On October 8, 2021, American Robotics entered into an 86-month operating lease for space in Waltham, Massachusetts. The Waltham Lease commenced on March 1, 2022, and is scheduled to terminate on April 30, 2029, wherein the base rate is $39,375 per month, increasing 3% annually, with a security deposit due in the amount of $104,040.

On January 15, 2024, American Robotics entered into an agreement to sublet their full leased space, leasehold improvements, and remaining furniture and fixtures in Waltham, Massachusetts through April 30, 2029, the remaining lease term, for $22,920 per month from May 1, 2024 through April 30, 2025, then $41,250 per month from May 1, 2025 through April 30, 2029. The sublease is an operating lease. This event indicated that the carrying amount of the right of use asset, leasehold improvements, and remaining furniture and fixtures in Waltham, Massachusetts (the “Asset Group”) may not be recoverable. The Asset Group was tested for recoverability as of December 31, 2023 using the undiscounted cash flows from the sublease and the Company found the Asset Group to be impaired. The Company determined the Level 3 fair value of the Asset Group using the sum of future cash flows from the sublease, discounted to the present value using an assumed discount rate of 10.5%. Based on this valuation, the Company recognized an impairment charge of $1,383,536 related to the right of use asset associated with this Asset Group in Operating expenses in the Consolidated Statements of Operations for the year ended December 31, 2023, included in our 2023 Form 10-K. There was no indication of impairment for the nine months ended September 30, 2024.

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

Lease Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Components of total lease costs:
Operating lease expense	$263,714	$224,126	$803,026	$787,833
Common area maintenance expense	106,013	38,242	401,296	129,348
Short-term lease costs (1)	152,504	248,494	719,826	548,465
Total lease costs	$522,231	$510,862	$1,924,148	$1,465,646

(1)	Represents short-term leases with an initial term of 12 months or less, which are immaterial.

Lease Positions as of September 30, 2024 and December 31, 2023

ROU lease assets and lease liabilities for our operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	September 30, 2024	December 31, 2023
Assets:
Operating lease assets	$3,799,014	$4,701,865
Total lease assets	$3,799,014	$4,701,865

Liabilities:
Operating lease liabilities, current	$771,943	$685,099
Operating lease liabilities, net of current	5,254,623	5,800,710
Total lease liabilities	$6,026,566	$6,485,809

Other Leases Information

	Nine Months Ended September 30,
	2024	2023
Operating cash flows for operating leases	$684,668	$799,305

Weighted average remaining lease term (in years) – operating lease	4.72	5.13
Weighted average discount rate – operating lease	9.93%	5.76%

Undiscounted Leases Cash Flows

Future lease payments included in the measurement of lease liabilities on the unaudited condensed consolidated balance sheet as of September 30, 2024, for the following five years and thereafter are as follows:

Years ending December 31,(1)
2024 (3 months)	$87,876
2025	1,618,215
2026	1,638,859
2027	1,568,688
2028	1,616,022
Thereafter	999,204
Total future minimum lease payments	$7,528,864
Less imputed interest	(1,502,298)
Total	$6,026,566

(1)	Remaining non-cancellable sublease proceeds for the years ending December 31, 2024, 2025, 2026 - 2028, and 2029 of $68,760, $412,515, $495,000, and $165,000, respectively, are not included in the table above.

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

The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the numerator may have to adjust for any dividends and income or loss associated with potentially dilutive securities that are assumed to have resulted in the issuance of shares of Common Stock, and the denominator may have to adjust to include the number of additional shares of Common Stock that would have been outstanding if the dilutive potential shares of Common Stock had been issued during the period to reflect the potential dilution that could occur from shares of Common Stock issuable through stock options, warrants, restricted stock units, or convertible preferred stock. For purposes of determining diluted earnings per common share, the treasury stock method is used for stock options, warrants, and restricted stock units, and the if-converted method is used for convertible preferred stock as prescribed in ASC Topic 260. Because of the net loss for the nine months ended September 30, 2024 and 2023, the impact of including this in our computation of diluted net loss per share was anti-dilutive.

The following potentially dilutive securities for the three and nine months ended September 30, 2024 and 2023 have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	Three and Nine Months Ended September 30,
	2024	2023
Warrants to purchase Common Stock	26,490,210	12,566,092
Options to purchase Common Stock	4,687,865	4,845,049
Potential shares issuable under 2022 Convertible Promissory Notes	56,958,660	29,319,723
Potential shares issuable under 2023 Additional Notes	29,787,651	28,908,377
Restricted stock units	118,419	175,064
Total potentially dilutive securities	118,042,805	75,814,305

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution may be in excess of FDIC insurance limits. As of September 30, 2024, the Company was $1,981,898 in excess of FDIC insured limits.

Credit is extended to customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintain an allowance for credit losses.

Concentration of Customers

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue. Revenue from significant customers, those representing 10% or more of total revenue, was composed of three customers accounting for 30%, 27%, and 23% of the Company’s revenue for the three month period ended September 30, 2024, respectively. Revenue from significant customers was composed of four customers accounting for 45%, 19%, 13% and 12% of the Company’s revenue for the nine month period ended September 30, 2024, respectively. Revenue was composed of one customer accounting for 91% of the Company’s revenue for the three month period ended September 30, 2023, respectively. Revenue from significant customers was composed of three customers accounting for 47%, 31% and 18% of the Company’s revenue for the nine month period ended September 30, 2023, respectively.

Accounts receivable from significant customers, those representing 10% or more of the total accounts receivable, were composed of four customers accounting for 38%, 21%, 18%, and 16%, respectively, of the Company’s accounts receivable balance as of September 30, 2024. Three customers accounted for 61%, 22% and 12%, respectively, of the Company’s accounts receivable balance as of December 31, 2023.

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

NOTE 3 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2024	December 31, 2023
Prepaid insurance	$709,289	$1,035,071
Advance to vendors	671,818	442,727
Contract asset	392,209	819,107
VAT Input Credit	202,162	232,048
Sublease receivable	173,053	-
Receivables from employees	-	40,117
Other prepaid expenses and current assets	392,209	398,549
Total other current assets	$2,540,740	$2,967,619

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2024	December 31, 2023
Vehicles	$149,916	$149,916
Computer equipment	423,501	363,141
Furniture and fixtures	334,580	332,804
Leasehold improvements	3,625,399	2,534,014
Development equipment	456,686	294,288
Docking stations and drones	1,012,946	3,928,958
Machinery and equipment	67,821	60,321
Construction in progress	-	395,340
Total property and equipment	6,070,849	8,058,782
Less: accumulated depreciation	(3,336,528)	(3,882,824)
Net property and equipment	$2,734,321	$4,175,958

Depreciation expense for the three months ended September 30, 2024 and 2023 was $190,332 and $235,999, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 was $424,637 and $648,624, respectively. As of September 30, 2024, there was $619,793 of net property and equipment located in Israel.

As of September 30, 2024, the Company reclassed $2,289,539 of docking stations and drones, net into inventory, as OAS has shifted their focus from service revenue, selling a data subscription service to its customers based on the information collected by their autonomous systems, to product revenue, primarily selling their Optimus System™ and Iron Drone Raider™.

In connection with the American Robotics sublease effective January 15, 2024, see Note – 2 Summary of Significant Account Policies, Leases, the Company recorded an impairment charge of $1,127,769, related to the Leasehold improvements and Furniture and fixtures associated with the Asset Group, was recognized in Operating expenses in the Consolidated Statements of Operations for the year ending December 31, 2023, included in our 2023 Form 10-K. There was no indication of impairment for the nine months ended September 30, 2024.

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

Our results for the nine months ended September 30, 2023, include results from Airobotics between January 24, 2023 and September 30, 2023. The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of Airobotics had occurred on January 1, 2023. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred on January 1, 2023 or what the Company’s operating results will be in future periods.

	(Unaudited) Nine months ended September 30,
	2024	2023
Revenue, net	$3,063,652	$10,762,181
Net loss	$(25,579,810)	$(31,133,911)
Basic Earnings Per Share	$(0.41)	$(0.61)
Diluted Earnings Per Share	$(0.41)	$(0.61)

Goodwill Impairment

The Company has recognized goodwill as part of the American Robotics acquisition in 2021 and Airobotics acquisition in 2023. The changes in the carrying amount of goodwill for the nine months ended September 30, 2024 and year ended December 31, 2023, are as follows:

OAS
Balance as of January 1, 2023	$25,606,983
Goodwill acquired	2,144,938
Balance as of December 31, 2023 and September 30, 2024	$27,751,921

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

NOTE 6 – INTANGIBLE ASSETS

The components of intangible assets, all of which are finite lived, were as follows:

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life

Patents	$162,718	$(52,896)	$109,822	$117,810	$(43,153)	$74,657	10
Patents in process	119,361	-	119,361	142,239	-	142,239	N/A
Licenses	241,909	(108,000)	133,909	241,909	(89,859)	152,050	10
Software	244,089	(196,778)	47,311	211,411	(167,412)	43,999	3
Trademarks	3,230,000	(1,018,478)	2,211,522	3,230,000	(776,235)	2,453,765	10
FAA waiver	5,930,000	(1,869,838)	4,060,162	5,930,000	(1,425,101)	4,504,899	10
Developed technology	27,977,331	(7,831,419)	20,145,912	27,977,331	(5,632,170)	22,345,161	3 - 10
Non-compete agreements	840,000	(840,000)	-	840,000	(840,000)	-	1
Marketing-related assets	890,000	(149,290)	740,710	890,000	(82,540)	807,460	10
Customer relationships	1,010,000	(356,548)	653,452	1,010,000	(205,048)	804,952	5
	$40,645,408	$(12,423,247)	$28,222,161	$40,590,700	$(9,261,518)	$31,329,182

Amortization expense for the three months ended September 30, 2024 and 2023 was $1,056,141 and $1,064,798, respectively. Amortization expense for the nine months ended September 30, 2024 and 2023 was $3,161,729 and $3,103,591, respectively.

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

Estimated amortization expense for the next five years for the intangible assets currently being amortized is as follows:

Year Ending December 31,	Estimated Amortization
2024 (3 months)	$1,055,457
2025	$4,165,035
2026	$4,081,308
2027	$4,067,058
2028	$3,792,280
Thereafter	$11,061,023
Total	$28,222,161

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30, 2024	December 31, 2023
Accrued payroll and other benefits	$1,748,093	$2,423,709
Accrued professional fees	184,308	315,863
Accrued interest	1,377,790	652,631
Accrued purchases	74,207	78,987
Other accrued expenses and payables	132,766	116,687
Total accrued expenses and other current liabilities	$3,517,164	$3,587,877

NOTE 8 – NOTES PAYABLE

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

On both September 30, 2024 and December 31, 2023, the total outstanding balance of the 2017 Convertible Promissory Note was $300,000. The maturity date of the 2017 Convertible Promissory Note is based on the payment of 0.6% of quarterly gross revenue until 1.5 times the amount of the 2017 Convertible Promissory Note is paid. Accrued interest on September 30, 2024, and December 31, 2023 was $21,249 and $26,844, respectively. Interest expense for the three and nine months ended September 30, 2024 and 2023 was $3,750 and $11,250, respectively.

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

The 2022 Convertible Exchange Notes bear interest at the rate of 3% per annum. The 2022 Convertible Exchange Notes are payable in monthly installments beginning on November 1, 2022 through the maturity date of April 28, 2025 (each such date, an “Installment Date”). On each Installment Date, we will make monthly payments by converting the applicable “Installment Amount” (as defined below) into shares of our Common Stock (an “Installment Conversion”), subject to satisfaction of certain equity conditions, including a minimum $1.50 share price, $500,000 minimum daily volume, and maintaining continued Nasdaq listing requirements among other conditions. If these conditions are not met, installments can be requested in cash. For the nine months ended September 30, 2024 and 2023, we issued 3,708,286 and 7,431,610 common shares as a result of Installment Conversion, respectively. At each Installment Date the note holder may defer some or all of the amount due until the subsequent Installment Date. In between Installment Dates, the note holder also has the option to accelerate certain portions of principal due. At each Installment Date the price used to exchange outstanding notes into Common Stock is based on the lower of (A) 92% of the lowest VWAP of the respective previous five trading days; and (B) the Floor Price ($0.32 as of December 31, 2023). The maximum conversion price is $1.50 per share.

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

The 2023 Additional Notes bear interest at the rate of 3% per annum. The 2023 Additional Notes are payable in monthly installments beginning on August 1, 2023 through the maturity date of July 24, 2025 (each such date, an “Installment Date”). On each Installment Date, we will make monthly payments by converting the applicable Installment Amount (as defined above under the 2022 Convertible Exchange Notes) into shares of our Common Stock (an “Installment Conversion”), subject to satisfaction of certain equity conditions, including a minimum $1.50 share price, $500,000 minimum daily volume, and maintaining continued Nasdaq listing requirements among other conditions. If these conditions are not met, installments can be requested in cash. For the nine months ended September 30, 2024, we made no cash payments and issued no common shares as a result of Installment Conversion. At each Installment Date the note holder may defer some or all of the amount due until the subsequent Installment Date. In between Installment Dates, the note holder also has the option to accelerate certain portions of principal due. At each Installment Date the price used to exchange outstanding notes into Common Stock is based on the greater of (x) the Floor Price ($0.40 as of December 31, 2023) and (y) 92% of the lowest VWAP of the prospective five trading days. The maximum conversion price is $1.45 per share.

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

As of September 30, 2024, the total outstanding principal on the Notes was $27,824,724, net of debt discount and issuance costs of $965,066. As of December 31, 2023, the total outstanding principal on the Notes was $28,504,661, net of debt discount and issuance costs of $2,360,129. Accrued interest as of September 30, 2024 and December 31, 2023 was $1,352,042 and $652,631, respectively, and is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

For the three months ended September 30, 2024, we recognized interest expense of $229,125, amortization expense of $264,961 related to the debt discount, and amortization expense of $135,397 related to the issuance costs. For the nine months ended September 30, 2024, we recognized interest expense of $703,786, amortization expense of $922,689 related to the debt discount, and amortization expense of $472,374 related to the issuance costs. For the three months ended September 30, 2023, we recognized interest expense of $233,493, amortization expense of $426,996 related to the debt discount, and amortization expense of $226,051 related to the issuance costs. For the nine months ended September 30, 2023, we recognized interest expense of $780,485, amortization expense of $1,609,104 related to the debt discount, and amortization expense of $829,357 related to the issuance costs. The remaining unamortized debt discount of $648,050 and issuance costs of $317,016 as of September 30, 2024, will be amortized via the effective interest method under ASC 835. Interest expense and amortization expense of the debt discount and issuance costs are included in Interest expense on the Condensed Consolidated Statements of Operations.

Networks Convertible Notes

On July 8, 2024 and July 23, 2024, Charles & Potomac Capital, LLC, (“C&P”), an entity affiliated with Joseph Popolo, a director of the Company, elected to purchase Convertible Notes in the aggregate original principal amount of $700,000 and $800,000, respectively, (the “Networks Convertible Notes”). Networks Convertible Notes are convertible into shares of Networks Common Stock (as defined below) or Preferred Stock under certain conditions. The Company currently intends to use the net proceeds for general corporate purposes, which includes funding capital expenditures and working capital. The Networks Convertible Notes bear interest at the rate of 6% per annum and have a maturity date of July 8, 2025 and July 23, 2025, respectively. In the event Ondas Networks consummates the next round of equity financing prior to the maturity date, the principal balance and unpaid accrued interest on the Networks Convertible Notes will be convertible at the option of the Investor into conversion shares upon closing of the next round of equity financing.

As of September 30, 2024, the total outstanding principal on the Networks Convertible Notes was $1,486,847, net of issuance costs of $13,153. Accrued interest as of September 30, 2024 was $18,493 and is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2024, we recognized interest expense of $18,493 and amortization expense of $3,979 related to the issuance costs. The remaining unamortized issuance costs of $13,153 as of September 30, 2024, will be amortized straight line over the term of the loan, as there was no material difference when compared to amortization via the effective interest method under ASC 835. Interest expense and amortization expense related to issuance costs are included in Interest expense on the Condensed Consolidated Statements of Operations.

Networks Secured Note

On September 3, 2024, Networks entered into a Security Note Agreement (the “Security Agreement”) with C&P, in which, Networks may draw, and C&P shall loan Networks, up to $1,500,000 (the “Networks Secured Loan”). Any additional draw following the Initial Draw (as defined below) shall be entirely subject to C&P’s sole discretion. Pursuant to the Security Agreement, Networks issued C&P a secured note in the amount of $1,500,000, which amount may be increased or decreased by the mutual written agreement of the parties thereto (the “Networks Secured Note”). The Networks Secured Note (i) bears interest at a rate of 8% per annum, (ii) has a maturity date of February 28, 2025, and (iii) is secured by all assets of Networks. On September 3, 2024, Networks issued a request for draw in the principal amount of One Million Dollars ($1,000,000) (the “Initial Draw”). As of September 30, 2024, Networks has drawn a total of $1,450,000 on the Networks Secured Note.

Pursuant to the Security Agreement, Networks issued C&P a warrant to purchase $1,000,000 in shares of preferred stock of Networks, $0.00001 par value per share, at an exercise price of $20.65 per share. The number of warrants exercisable under the Security Agreement is calculated by $1,000,000 divided by the Conversion Price, which is the amount equal to the price per share of Networks’ most senior series of Preferred Stock issued to investors in Networks’ next equity financing date, or if none, then $41.3104. The warrants are exercisable commencing September 3, 2024 through September 3, 2029. The Company engaged a third-party service provider to carry out an appraisal of the warrants, who ran a Black-Scholes Model to determine the fair value of the warrants as of September 3, 2024, which was $589,924. The fair value of the warrants was recorded as debt discount.

As of September 30, 2024, the total outstanding principal on the Networks Secured Notes was $891,215, net of debt discount of $497,646 and issuance costs of $61,139. Accrued interest as of September 30, 2024 was $7,255 and is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2024, we recognized interest expense of $7,255 and amortization expense of $92,278 related to debt discount and $11,337 related to the issuance costs. The remaining unamortized debt discount of $497,646 and issuance costs of $61,139 as of September 30, 2024, will be amortized straight line over the term of the loan, as there was no material difference when compared to amortization via the effective interest method under ASC 835. Interest expense and amortization expense related to debt discount and issuance costs are included in Interest expense on the Condensed Consolidated Statements of Operations.

Government Grant Liability

Airobotics has received grants from the IIA to finance its research and development programs in Israel, through which Airobotics received IIA participation payments in the aggregate amount of $3.7 million through September 30, 2024. All of these are royalty-bearing grants. In return, Airobotics is committed to pay IIA royalties at a rate of 3% of future sales of the developed products, up to 100% of the amounts of grants received plus interest at LIBOR. Through September 30, 2024, approximately $460,000 in royalties have been paid to the IIA. The Company made royalty payments of $0 and $6,576 during the nine months ended September 30, 2024 and 2023, respectively.

The Company’s royalty liability to the IIA as of September 30, 2024 and December 31, 2023, including grants received by Airobotics and the associated LIBOR interest on all such grants, was $2,443,653 and $2,749,704, respectively. The (increase) and decrease in fair value of the government grant liability, including LIBOR interest expense accrued, for the three and nine months ended September 30, 2024 was $(86,307) and $462,710, respectively. The (increase) and decrease in fair value of the government grant liability, including LIBOR interest expense accrued, for the three months ended September 30, 2023 and period of January 24, 2023 through September 30, 2023 was $(295,094) and $(213,277), respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2024 and December 31, 2023, the Company had 300,000,000 shares of Common Stock authorized for issuance, of which 75,297,311 and 61,940,878 shares of our Common Stock were issued and outstanding, respectively.

Preferred Stock

As of September 30, 2024 and December 31, 2023, the Company had 10,000,000 shares of preferred stock, par value $0.0001, authorized, of which 5,000,000 shares are designated as Series A Convertible Preferred Stock (“Series A Preferred”) and 5,000,000 shares are non-designated (“blank check,” together with the Series A Preferred, the “Preferred Shares”) shares. As of September 30, 2024 and December 31, 2023, the Company had no preferred stock outstanding.

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

Stock Issued for Convertible Debt

During the nine months ended September 30, 2024, the Company issued 3,708,286 shares of its Common Stock to the lenders in lieu of cash payments for $4,375 of outstanding interest and $2,075,000 of outstanding principal on the 2022 Convertible Exchange Notes.

During the nine months ended September 30, 2023, the Company issued 7,431,610 shares of its Common Stock to the lenders in lieu of cash payments for $164,054 of outstanding interest and $7,148,447 of outstanding principal on the 2022 Convertible Exchange Notes (See Note 8 – Notes Payable for further details).

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

Sale of Common Stock and Warrants in Ondas Holdings

On August 28, 2024, the Company entered into a Securities Purchase Agreement, (the “Purchase Agreement”) with an institutional investor (the “Investor”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investor an aggregate of 5,333,334 shares of Common Stock (the “Holdings Shares”), together with Series A warrants (“Series A Warrants”) to purchase up to 5,333,334 shares of Common Stock and Series B warrants (“Series B Warrants,” and together with the Series A Warrants, the “Warrants”) to purchase up to 5,333,334 shares of Common Stock. The Series A Warrants have an exercise price of $0.8073 per share and are exercisable at any time from February 28, 2025 through March 1, 2027. The Series B Warrants have an exercise price of $0.8073 per share and are exercisable at any time from February 28, 2025 through February 28, 2030.

Each share of Common Stock and accompanying Series A Warrant and Series B Warrant were sold together at a combined offering price of $0.75, for gross proceeds of $4,000,000 before deducting the placement agent’s fees and related offering expenses, which totaled $532,060. The offering closed on August 30, 2024.

The Company used the Black-Scholes-Merton option model (the “Black-Scholes Model”) to determine the fair value of warrants to purchase Common Stock of the Company, which is $4,881,775. See table below for the assumptions used in the Black-Scholes Model. The initial valuation was assigned to the Holdings Shares and the Warrants based on their relative fair values, with the initial valuation of the Holdings Shares being $1,801,442 and Warrants being $2,198,559.

Warrants to Purchase Preferred Stock of Networks

On September 3, 2024, in connection with the Networks Secured Note, pursuant to the Agreement, Networks issued C&P a warrant to purchase $1,000,000 in shares of preferred stock of Networks, $0.00001 par value per share, at an exercise price of $20.65 per share. The number of warrants exercisable under the Agreement is calculated by $1,000,000 divided by the Conversion Price, which is the amount equal to the price per share of Networks’ most senior series of Preferred Stock issued to investors in Networks’ next equity financing date, or if none, then $41.3104. The warrants are exercisable commencing September 3, 2024 through September 3, 2029. The Company engaged a third-party service provider to carry out an appraisal of the warrants, who ran a Black-Scholes Model to determine the fair value of the warrants as of September 3, 2024, which was $589,924. The fair value of the warrants was recorded as debt discount. (See Note 8 – Notes Payable for further details).

Warrants to Purchase Common Stock of the Company

We use the Black-Scholes Model to determine the fair value of warrants to purchase Common Stock of the Company. The Black-Scholes Model is an acceptable model in accordance with U.S GAAP. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average term of the warrant.

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

On June 3, 2024, the Company issued warrants to purchase 15,391 shares of Ondas Networks Common Stock in consideration of consulting services for the Company. The Company engaged a third-party service provider to carry out a valuation of Ondas Networks’ Common Stock to determine its fair value as of May 31, 2024 and has recorded stock-based compensation of $84,992 during the nine months ended September 30, 2024 based on the preliminary valuation.

The assumptions used in the Black-Scholes Model are set forth in the table below.

Nine Months Ended September 30, 2024
Ondas Holdings
Stock price	$0.72-1.40
Risk-free interest rate	3.71-4.62%
Volatility	56.15-82.03%
Expected life in years	2.00-5.00
Dividend yield	0.00%

A summary of our Warrants activity for the three and nine months ended September 30, 2024 and related information follows:

	Number of Shares Under Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of January 1, 2024	12,566,092	$2.22	4.71
Granted	14,435,301	0.90
Exercised	(46,893)	0.03
Cancelled	(464,290)	9.32
Balance as of September 30, 2024	26,490,210	$1.38	4.09

Total stock-based compensation expense for warrants for the three and nine months ended September 30, 2024 was $105,934 and $254,699, respectively, and is recorded in General and administrative expense on the Condensed Consolidated Statements of Operations. There was no stock-based compensation expense for warrants for the three and nine months ended September 30, 2023.

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

A summary of our Option activity for the nine months ended September 30, 2024 and related information follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of January 1, 2024	4,854,507	$4.59	7.34
Granted	804,500	1.07
Exercised	(14,195)	0.75
Forfeited	(258,109)	1.75
Canceled	(698,838)	6.86
Balance as of September 30, 2024	4,687,865	$3.82	7.63
Vested and Exercisable as of September 30, 2024	2,533,038	$5.19	6.69

As of September 30, 2024, total unrecognized compensation expense related to non-vested stock options was $1,504,756, which is expected to be recognized over a weighted average period of 2.61 years.

Total stock-based compensation expense for stock options for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative	$67,656	$1,843	$207,016	$209,313
Sales and marketing	40,021	126,868	191,987	385,455
Research and development	30,219	103,962	109,717	235,564
Cost of goods sold	18,293	16,144	55,341	35,166
Total stock-based expense related to options	$156,189	$248,817	$564,061	$865,498

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

The following is a summary of restricted stock unit activity for the three and nine months ended September 30, 2024:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period (Years)
Unvested balance as of January 1, 2024	554,466	$1.14	0.66
Vested	(436,047)	1.35
Unvested balance as of September 30, 2024	118,419	$0.38	0.00

As of September 30, 2024, the unrecognized compensation expense for RSUs was $533.

In 2023, three employees with restricted stock unit awards separated from the Company. As part of their separation agreements, the employees were granted accelerated vesting on some of their restricted stock unit awards, which was accounted for as a modification of their awards. The result of the modification was a reversal of approximately $2,800,000 of previously recognized stock-based compensation expense during the three and nine months ended September 30, 2023. Total stock-based compensation expense for restricted stock units for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative	$49,010	$(1,751,531)	$155,644	$(278,224)
Sales and marketing	-	62,403	13,564	81,296
Research and development	-	(826,564)	715	(32,220)
Total stock-based expense related to restricted stock units	$49,010	$(2,515,692)	$169,923	$(229,148)

Equity Incentive Plan

In 2018, our stockholders adopted the 2018 Equity Incentive Plan (the “2018 Plan”) pursuant to which 3,333,334 shares of our Common Stock have been reserved for issuance to employees, including officers, directors and consultants. The 2018 Plan is administered by the Board, provided however, that the Board may delegate such administration to the compensation committee of the Board of the Company (the “Compensation Committee”). Subject to the provisions of the 2018 Plan, the Board and/or the Compensation Committee has the authority to grant, in its discretion, incentive stock options, or non-statutory options, stock awards or restricted stock purchase offers (“Equity Awards”). As of September 30, 2024, the balance available to be issued under the 2018 Plan was 1,100,904.

At the 2021 Annual Meeting of Stockholders of the Company held on November 5, 2021, stockholders of the Company approved, among other matters, the Ondas Holdings Inc. 2021 Stock Incentive Plan (the “2021 Plan”). The Compensation Committee of the Board of Directors of the Company adopted the 2021 Plan on September 30, 2021, subject to stockholder approval. The purpose of the 2021 Plan is to enable the Company to attract, retain, reward, and motivate eligible individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum efforts for the growth and success of the Company, so as to strengthen the mutuality of the interests between the eligible individuals and the shareholders of the Company. The 2021 Plan provides for the issuance of awards including stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards. On October 31, 2023, stockholders of the Company approved an amendment to the 2021 Plan to increase the number of shares of the Company’s Common Stock authorized for issuance under the 2021 Plan from 6,000,000 to 8,000,000 shares. As of September 30, 2024, the balance available to be issued under the 2021 Plan was 3,686,745.

NOTE 10 – REDEEMABLE NONCONTROLLING INTEREST

Networks Series A-1 Preferred Stock

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

Networks Series A-2 Preferred Stock

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

The Company recorded accrued dividends of $1,114,138 and accretion of $2,112,784 for the nine months ended September 30, 2024, in aggregate. The Company recorded accrued dividends of $212,208 and accretion of $410,322 for the nine months ended September 30, 2023, in aggregate.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of September 30, 2024.

On June 6, 2024, Airobotics filed a Notice of Non-Payment with the Abu Dhabi Civil Courts in connection with a customer’s lack of payment relating to a purchase order and breach of a settlement agreement in relation to such purchase order. A performance order was filed on July 11, 2024, and rejected on July 17, 2024 by the Abu Dhabi Civil Courts. On July 30, 2024, Airobotics appealed the rejection of the performance order. On August 28, 2024, the Abu Dhabi Civil Court of Appeals accepted the appeal and appointed an expert to review the case. On October 9, 2024, the Abu Dhabi Civil Court of Appeals ruled in favor of Airobotics for the full amount of the initial purchase order less amounts paid to date by the customer (without taking into consideration the terms of the settlement agreement breached by the customer), which resulted in a total award of $2,138,945 plus interest and expenses. Airobotics will continue to pursue the collection of such award. However, the Company cannot guarantee a successful outcome in collecting any of the funds owed to Airobotics.

NOTE 12 – SEGMENT INFORMATION

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The Company’s CODM is its Chief Executive Officer. The Company determined it has two reportable segments, Ondas Networks and OAS, as the CODM reviews financial information for these two businesses separately. The Company has no inter-segment sales. The following table presents segment information for three and nine months ended September 30, 2024 and 2023:

	Three Months Ended			Three Months Ended
	September 30, 2024			September 30, 2023
	Ondas Networks	OAS	Total	Ondas Networks	OAS	Total
Revenue, net	$445,288	$1,035,504	$1,480,792	$2,430,954	$234,236	$2,665,190
Depreciation and amortization	78,462	1,168,011	1,246,473	36,131	1,264,666	1,300,797
Interest income	13,024	108,584	121,608	379	-	379
Interest expense	451,834	419,501	871,335	448,448	445,503	893,951
Stock based compensation	149,579	161,554	311,133	291,324	(2,558,199)	(2,266,875)
Net loss	(3,895,946)	(5,630,322)	(9,526,268)	(3,840,184)	(3,452,277)	(7,292,461)
Goodwill	-	27,751,921	27,751,921	-	27,671,921	27,671,921
Capital expenditure	100,650	158,736	259,386	39,451	55,521	94,972
Total assets	$11,328,087	$68,830,569	$80,158,656	$21,842,344	$78,802,674	$100,645,018

	Nine Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2023
	Ondas Networks	OAS	Total	Ondas Networks	OAS	Total
Revenue, net	$1,416,418	$1,647,234	$3,063,652	$5,079,652	$5,650,493	$10,730,145
Depreciation and amortization	136,193	3,450,173	3,586,366	112,659	3,639,556	3,752,215
Interest income	142,874	163,511	306,385	4,058	3,666	7,724
Interest expense	1,194,017	1,163,480	2,357,497	1,628,151	1,569,449	3,197,600
Stock based compensation	477,673	511,010	988,683	839,834	(203,484)	636,350
Net loss	(12,586,123)	(15,085,965)	(27,672,088)	(11,998,183)	(18,707,915)	(30,706,098)
Goodwill	-	27,751,921	27,751,921	-	27,671,921	27,671,921
Capital expenditure	1,058,032	548,326	1,606,358	39,451	55,521	94,972
Total assets	$11,328,087	$68,830,569	$80,158,656	$21,842,344	$78,802,674	$100,645,018

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

As of September 30, 2024 and December 31, 2023, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

NOTE 14 – RELATED PARTY TRANSACTIONS

As of September 30, 2024 and December 31, 2023, the Company owed $37,500 and $22,500 to independent directors, respectively, related to accrued compensation, which is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

Networks Convertible Notes (See Note 8 – Notes Payable)

On July 8, 2024 and July 23, 2024, C&P elected to purchase Convertible Notes in the aggregate original principal amount of $700,000 and $800,000, respectively, (the “Networks Convertible Notes”). Joseph Popolo, a director of the Company, is the sole control person of C&P.

As of September 30, 2024, the total outstanding principal on the Networks Convertible Notes was $1,486,847, net of issuance costs of $13,153. Accrued interest as of September 30, 2024 was $18,493 and is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2024, we recognized interest expense of $18,493 and amortization expense of $3,979 related to the issuance costs. Interest expense and amortization expense related to issuance costs are included in Interest expense on the Condensed Consolidated Statements of Operations. No principal or interest has been paid since the Networks Convertible Notes were issued.

Networks Secured Note (See Note 8 – Notes Payable)

On September 3, 2024, Networks entered into a Security Note Agreement (the “Security Agreement”) with C&P, in which Networks may draw, and C&P shall loan Networks, up to $1,500,000. Pursuant to the Security Agreement, Networks issued C&P a secured note in the amount of $1,500,000, which amount may be increased or decreased by the mutual written agreement of the parties thereto (the “Networks Secured Note”). As of September 30, 2024, Networks has drawn a total of $1,450,000 on the Networks Secured Note. Pursuant to the Agreement, Networks issued C&P 24,207 warrants to purchase $1,000,000 in shares of preferred stock of Networks, $0.00001 par value per share, at an exercise price of $20.65 per share, valued at $589,924. The warrants are exercisable commencing September 3, 2024 through September 3, 2029. Joseph Popolo, a director of the Company, is the sole control person of C&P.

As of September 30, 2024, the total outstanding principal on the Networks Secured Notes was $891,215, net of debt discount of $497,646 and issuance costs of $61,139. Accrued interest as of September 30, 2024 was $7,255 and is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. No principal or interest has been paid since the Networks Secured Note was issued.

Sale of Common Stock in Ondas Holdings and Warrants to Purchase Common Stock of OAS (See Note 9 – Stockholders’ Equity)

On February 26, 2024, the Company completed a direct registered offering with certain purchasers with respect to the sale of (i) an aggregate of 3,616,071 shares Common Stock of the Company and (ii) warrants to purchase an aggregate of 3,616,071 shares of OAS’s common stock $0.0001 par value per share, at an exercise price of $1.29 for gross proceeds of $4,050,000 (the “2024 Direct Registered Offering”). See Note 9 – Stockholders’ Equity, Sale of Common Stock in Ondas Holdings and Warrants to Purchase Common Stock of OAS, for further details. In connection with the 2024 Direct Registered Offering, C&P paid $2,000,000 for 1,785,714 shares of Common Stock of the Company and warrants to purchase 1,785,714 shares of OAS common stock. Joseph Popolo, a director of the Company, is the sole control person of C&P.

Networks Series A-1 Preferred Stock (See Note 10 – Redeemable Noncontrolling Interest)

On July 21, 2023 and August 11, 2023, Ondas Networks completed the first and second tranche of a private placement with Stage 1 Growth Fund LLC (Series WAVE, Class A) (the “SPV”), respectively. See Note 10 – Redeemable Noncontrolling Interest, Networks Series A-1 Preferred Stock, for further details.

C&P is the proxy for the members of the SPV, and the manager of the SPV must act in accordance with C&P’s direction with respect to exercise and voting of the issuer’s securities and derivative securities held by the SPV. Joseph Popolo, a director of the Company, is the sole control person of C&P.

Networks Series A-2 Preferred Stock (See Note 10 – Redeemable Noncontrolling Interest)

On February 26, 2024, Ondas Networks completed a private placement with certain purchasers with respect to the sale of (i) 108,925 shares of preferred stock of Ondas Networks, $0.00001 par value per share (“Networks Preferred Stock”), at a purchase price of $41.3104 per share convertible into shares of Networks Common Stock and (ii) warrants to purchase 3,015,000 shares of Common Stock of the Company, at an exercise price of $1.26 per share for gross proceeds to Ondas Networks of $4,500,000 (the “2024 Private Placement”). See Note 10 – Redeemable Noncontrolling Interest, Networks Series A-2 Preferred Stock, for further details. In connection with the 2024 Private Placement, C&P paid $250,000 for 6,051 shares of Networks Preferred Stock and warrants to purchase 167,500 shares of Common Stock of the Company. Joseph Popolo, a director of the Company, is the sole control person of C&P.

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated subsequent events as of November 12, 2024, the date the unaudited Condensed Consolidated Financial Statements were issued according to the requirements of ASC topic 855.

Subsequent to September 30, 2024, the Company issued 1,995,248 shares as a result of Installment Conversions on the 2022 Convertible Exchange Notes.

Subsequent to September 30, 2024, Networks drew the remaining $50,000 available under the Networks Secured Note. (See Note 8 – Notes Payable for further details).

On November 9, 2024, we entered into an agreement with Klear Inc., which provides for financing of accounts receivable, and we have financed approximately $500,000 so far at Ondas Networks.

Additional Government Grant

On November 7, 2024, Airobotics was awarded additional grant proceeds of approximately $1,000,000 from the IIA to support further enhancements of the Iron Drone Raider™, receivable over the next twelve months.

Additional Warrants to Purchase Preferred Stock of Networks

On October 7, 2024, in connection with the Networks Secured Note, pursuant to the Agreement, Networks issued C&P a warrant to purchase $500,000 in shares of preferred stock of Networks, $0.00001 par value per share, at an exercise price of $20.65 per share. The number of warrants exercisable under the Agreement is calculated by $500,000 divided by the Conversion Price, which is the amount equal to the price per share of Networks’ most senior series of Preferred Stock issued to investors in Networks’ next equity financing date, or if none, then $41.3104. The warrants are exercisable commencing October 7, 2024 through October 7, 2029. The Company engaged a third-party service provider to carry out an appraisal of the warrants, who ran a Black-Scholes Model to determine the fair value of the warrants as of October 7, 2024, which was $294,950. The fair value of the warrants will be recorded as debt discount. (See Note 8 – Notes Payable for further details).

OAS Convertible Notes

On October 10, 2024, OAS entered into a Securities Purchase Agreement (the “OAS SPA”), for an aggregate investment of $3,500,000 in OAS. The OAS SPA was entered into by and among OAS and a private investor group, including (i) Privet Ventures LLC, an entity affiliated with Eric Brock, Chairman and Chief Executive Officer of the Company and OAS, and (ii) C&P, an entity affiliated with Joseph Popolo, a director of the Company, for the sale of convertible promissory notes in the aggregate amount of $3,500,000 (the “OAS Notes”). The OAS Notes will (i) bear an interest rate of 5% per annum, (ii) have a maturity date of September 30, 2025, and (iii) be convertible into equity securities of OAS upon the closing of the next equity financing, if it occurs prior to the maturity date.

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

Overview

Ondas Holdings Inc. (“Ondas Holdings,” “Ondas,” the “Company,” “we” or “our”) is a leading provider of private wireless, drone, and automated data solutions through its subsidiaries Ondas Networks Inc., a Texas corporation (“Ondas Networks”) and Ondas Autonomous Systems Inc., a Nevada corporation (“OAS”), which wholly-owns Airobotics, Ltd., an Israeli company (“Airobotics”), and American Robotics, Inc., a Delaware corporation (“American Robotics” or “AR”). On August 8, 2024, the Company filed a certificate of amendment with the Secretary of State of the State of Nevada, amending Ondas Autonomous Holdings Inc.’s name to Ondas Autonomous Systems Inc.

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

Ondas and Siemens developed a new locomotive radio to support European Railroads. We secured an initial volume order from Siemens for the Class I Rail 900 MHz Network consisting of both ATCS compatible products along with Ondas’ catalog products. We received government authorization to sell ATCS radios in Canada and, along with Siemens, launched our joint effort for the European market at Innotrans in Berlin. Siemens and Ondas demonstrated our over the air compatibility to systems used by passenger rails in the Northeast Corridor of the US.

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

OAS and its portfolio companies have already gained a track record of industry-leading regulatory successes including the securing of the first-of-its-kind Type Certification (“TC”) from the Federal Aviation Administration (“FAA”) for the Optimus 1-EX UAV on September 25, 2023, becoming the first autonomous security data capture UAV to achieve this distinction. TC, recognized as the highest echelon of Airworthiness Certification, streamline operational approvals for broad flight operations over people and infrastructure. The certification verifies the compliance of the system’s design with the required FAA airworthiness and noise standards, ensuring safe operation within the US National Airspace System (NAS) thereby significantly broadening the range of operational scenarios and scaling up of operations for automated UAS. Achieving FAA Type Certification will enable drone operations beyond-visual-line-of-sight (BVLOS) without a human operator on-site. With a strong footprint in the US market and worldwide, we believe that OAS is well-positioned with proven technology, a unique offering, and strong capabilities to strategically transform critical operations with our cutting-edge drone tech and capabilities.

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

Results of Operations

Three months ended September 30, 2024 compared to three months ended September 30, 2023

	Three Months Ended September 30,
			Increase
	2024	2023	(Decrease)
Revenue, net	$1,480,792	$2,665,190	$(1,184,398)
Cost of goods sold	1,433,232	2,110,312	(677,080)
Gross profit	47,560	554,878	(507,318)
Operating expenses:
General and administrative	4,114,986	2,563,319	1,551,667
Sales and marketing	1,410,944	1,224,144	186,800
Research and development	3,182,345	2,701,436	480,909
Total operating expenses	8,708,275	6,488,899	2,219,376
Operating loss	(8,660,715)	(5,934,021)	(2,726,694)
Total other income (expense), net	(865,553)	(1,358,440)	492,887
Net loss	$(9,526,268)	$(7,292,461)	$(2,233,807)

Revenues

	Three Months Ended September 30,
	2024	2023	Increase (Decrease)
Revenue, net:
Ondas Networks	$445,288	$2,430,954	$(1,985,666)
OAS	1,035,504	234,236	801,268
Total	$1,480,792	$2,665,190	$(1,184,398)

Our revenues decreased by $1,184,398 to $1,480,792 for the three months ended September 30, 2024, compared to $2,665,190 for the three months ended September 30, 2023. Revenues during the three months ended September 30, 2024, included $150,668 for products, $887,747 for maintenance, service, support, and subscriptions, and $442,377 for development agreements, mainly with Siemens. Revenues during the three months ended September 30, 2023, included $2,180,472 for products, $234,236 for maintenance, service, support, and subscriptions, and $250,482 for development agreements, mainly with Siemens. The decrease in our revenues were primarily the result of approximately $2,178,000 in decreased product sales to Siemens at Ondas Networks, as further orders have been delayed by the railroads, as they work on implementing the 900 MHz band network, partially offset by an increase of approximately $192,000 in development revenue to Siemens during the three months ended September 30, 2024, related to a new development agreement at Ondas Networks. At OAS, product sales increased by approximately $150,000, and revenue for maintenance, service, support, and subscriptions increased by approximately $651,000, as we started to fulfill the new purchase orders received during the three months ended September 30, 2024.

Cost of goods sold

	Three Months Ended September 30,
	2024	2023	Increase (Decrease)
Cost of goods sold:
Ondas Networks	$525,673	$1,506,663	$(980,990)
OAS	907,559	603,649	303,910
Total	$1,433,232	$2,110,312	$(677,080)

Our cost of goods sold decreased by $677,080 to $1,433,232 for the three months ended September 30, 2024, compared to $2,110,312 for the three months ended September 30, 2023. The decrease in cost of goods sold was primarily a result of decreased revenue for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, partially offset by an increase in fixed manufacturing costs at OAS.

Gross profit

	Three Months Ended September 30,
	2024	2023	Increase (Decrease)
Gross profit:
Ondas Networks	$(80,385)	$924,291	$(1,004,676)
OAS	127,945	(369,413)	497,358
Total	$47,560	$554,878	$(507,318)

Our gross profit decreased by $507,318 for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Gross margin for the three months ended September 30, 2024 and 2023 was 3% and 21%, respectively. The decrease in gross margin of 18% is due to the change in the mix of revenues in the third quarter of 2024, which included development projects with lower gross margins as compared to product revenue with higher gross margins in the third quarter of 2023, as well as an increase in certain fixed costs related to OAS service delivery.

Operating Expenses

	Three Months Ended September 30,
	2024	2023	Increase
Operating expenses:
General and administrative	$4,114,986	$2,563,319	$1,551,667
Sales and marketing	1,410,944	1,224,144	186,800
Research and development	3,182,345	2,701,436	480,909
Total	$8,708,275	$6,488,899	$2,219,376

Our principal operating costs include the following items as a percentage of total expense.

	Three Months Ended September 30,
	2024	2023
Human resource costs, including benefits	38%	11%
Travel and entertainment	2%	2%
Other general and administration costs:
Professional fees and consulting expenses	11%	20%
Other expense	10%	11%
Depreciation and amortization	15%	21%
Other research and deployment costs, excluding human resources and travel and entertainment	20%	31%
Other sales and marketing costs, excluding human resources and travel and entertainment	4%	4%

Operating expenses increased by $2,219,376, or 34%, as a result of the following items:

Three Months Ended September 30, 2024
Human resource costs, including benefits	$2,578,801
Travel and entertainment	73,134
Other general and administration costs:
Professional fees and consulting costs	(347,207)
Other expense	116,960
Depreciation and amortization	(62,029)
Other research and development costs, excluding human resources and travel and entertainment	(246,272)
Other sales and marketing costs, excluding human resources and travel and entertainment	105,989
$2,219,376

The increase in operating expenses was primarily due to (i) an increase of approximately $2,579,000 in human resource costs, including benefits, which primarily relates to stock-based compensation, due to the reversal of approximately $2,800,000 of previously recognized stock-based compensation expense during the three months ended September 30, 2023 due to modification of restricted stock unit awards for three employees who separated from the Company; (ii) an increase of approximately $106,000 in other sales and marketing costs, excluding human resources and travel and entertainment related to an increase in use of third party contractors and consultants; (iii) an increase of approximately $117,000 in other expense, primarily related to increased rent and other facility costs, and new software purchases. These increases were partially offset by (i) a decrease of approximately $347,000 in professional fees and consulting costs primarily related to legal fees surrounding the acquisition of Ardenna during the three months ended September 30, 2023, which were recovered in the fourth quarter of 2023; and (ii) a decrease of approximately $246,000 in other research and development costs, excluding human resources and travel and entertainment, which primarily relates to a decrease in use of third party contractors and consultants at Ondas Networks.

Operating Loss

	Three Months Ended
	September 30,
	2024	2023	Increase
Operating loss	$(8,660,715)	$(5,934,021)	$(2,726,694)

As a result of the foregoing, our operating loss increased by $2,726,694 or 46%, to $8,660,715 for the three months ended September 30, 2024, compared with $5,934,021 for the three months ended September 30, 2023. Operating loss increased primarily as a result of the increase in operating expenses described above, combined with decreased revenue and gross margin for the three months ended September 30, 2024.

Total Other Income (Expense), net

	Three Months Ended
	September 30,
	2024	2023	Decrease
Total other income (expense), net	$(865,556)	$(1,358,440)	$492,887

Total other expense, net decreased by $492,887, to $865,553 for the three months ended September 30, 2024, compared with $1,358,440 for the three months ended September 30, 2023. Total other expense, net decreased primarily as a result of a decrease in other expense of approximately $209,000 from the change in fair value of government grant liability, combined with an increase in interest income of approximately $121,000, a decrease of approximately $23,000 of interest expense related to amortization of debt discount and issuance costs, a decrease of approximately $123,000 in other expense primarily related to an impairment of deferred offering costs of approximately $116,000 related to the termination of that certain Equity Distribution Agreement, dated March 22, 2022 (the “ATM Agreement”) during the three months ended September 30, 2023, and a decrease of approximately $17,000 in foreign exchange loss at Airobotics.

Net Loss

	Three Months Ended
	September 30,
	2024	2023	Increase
Net loss	$(9,526,268)	$(7,292,461)	$(2,233,807)

As a result of the net effects of the foregoing, net loss increased by $2,233,807, or 31%, to $9,526,268 for the three months ended September 30, 2024, compared with $7,292,461 for the three months ended September 30, 2023. Net loss per share of common stock, par value $0.0001 per share (“Common Stock”), basic and diluted, was $(0.15) for the three months ended September 30, 2024 and 2023.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

	Nine Months Ended September 30,
			Increase
	2024	2023	(Decrease)
Revenue, net	$3,063,652	$10,730,145	$(7,666,493)
Cost of goods sold	3,601,969	6,076,595	(2,474,626)
Gross profit	(538,317)	4,653,550	(5,191,867)
Operating expenses:
General and administrative	12,177,062	13,347,278	(1,170,216)
Sales and marketing	4,040,798	4,205,217	(164,419)
Research and development	9,335,323	14,184,420	(4,849,097)
Total operating expenses	25,553,183	31,736,915	(6,183,732)
Operating loss	(26,091,500)	(27,083,365)	(991,865)
Total other income (expense), net	(1,580,588)	(3,622,733)	2,042,145
Net loss	$(27,672,088)	$(30,706,098)	$3,034,010

Revenues

	Nine Months Ended September 30,
	2024	2023	Decrease
Revenue, net
Ondas Networks	$1,416,418	$5,079,652	$(3,663,234)
OAS	1,647,234	5,650,493	(4,003,259)
Total	$3,063,652	$10,730,145	$(7,666,493)

Our revenues decreased by $7,666,493 to $3,063,652 for the nine months ended September 30, 2024, compared to $10,730,145 for the nine months ended September 30, 2023. Revenues during the nine months ended September 30, 2024, included $175,426 for products, $1,495,887 for maintenance, service, support, and subscriptions, and $1,392,339 for development agreements, mainly with Siemens. Revenues during the nine months ended September 30, 2023, included $8,880,309 for products, $1,289,642 for maintenance, service, support, and subscriptions, and $560,194 for development agreements, mainly with Siemens. The decrease in our revenues were primarily the result of approximately $4,224,000 in decreased product sales at Airobotics, who had multi-drone orders during the nine months ended September 30, 2023, but no comparable sales in the nine months ended September 30, 2024, and a decrease of approximately $4,481,000 in product sales, mainly to Siemens, at Ondas Networks, as further orders have been delayed by the railroads, as they work on implementing the 900 MHz band network. These decreases were partially offset by an increase of approximately $204,000 in maintenance, service, support, and subscriptions at OAS as a result of new orders at Airobotics, and an increase of approximately $815,000 in development revenue to Siemens, related to a new development agreement at Ondas Networks.

Cost of goods sold

	Nine Months Ended September 30,
	2024	2023	Decrease
Cost of goods sold:
Ondas Networks	$1,515,774	$3,026,466	$(1,510,692)
OAS	2,086,195	3,050,129	(963,934)
Total	$3,601,969	$6,076,595	$(2,474,626)

Our cost of goods sold decreased by $2,474,626 to $3,601,969 for the nine months ended September 30, 2024, compared to $6,076,595 for the nine months ended September 30, 2023. The decrease in cost of goods sold was primarily a result of decreased revenue for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, partially offset by fixed manufacturing costs at OAS, resulting in negative gross profit for the nine months ended September 30, 2024, as further discussed below.

Gross profit

	Nine Months Ended September 30,
	2024	2023	Decrease
Gross profit:
Ondas Networks	$(99,356)	$2,053,186	$(2,152,542)
OAS	(438,961)	2,600,364	(3,039,325)
Total	$(538,317)	$4,653,550	$(5,191,867)

Our gross profit decreased by $5,191,867 for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Gross margin for the nine months ended September 30, 2024 and 2023 was (18%) and 43%, respectively. The decrease in gross margin of 61% is due to the change in the mix of revenues during the nine months ended September 30, 2024, which included development projects with lower gross margins as compared to product revenue with higher gross margins during the nine months ended September 30, 2023, as well as certain fixed costs related to OAS service delivery.

Operating Expenses

	Nine Months Ended September 30,
	2024	2023	Decrease
Operating expenses:
General and administrative	$12,177,062	$13,347,278	$(1,170,216)
Sales and marketing	4,040,798	4,205,217	(164,419)
Research and development	9,335,323	14,184,420	(4,849,097)
Total	$25,553,183	$31,736,915	$(6,183,732)

Our principal operating costs include the following items as a percentage of total expense.

	Nine Months Ended September 30,
	2024	2023
Human resource costs, including benefits	41%	37%
Travel and entertainment	2%	2%
Other general and administration costs:
Professional fees and consulting expenses	9%	11%
Other expense	12%	8%
Depreciation and amortization	14%	12%
Other research and deployment costs, excluding human resources and travel and entertainment	19%	27%
Other sales and marketing costs, excluding human resources and travel and entertainment	3%	3%

Operating expenses decreased by $6,183,732, or 19%, as a result of the following items:

Nine Months Ended September 30, 2024
Human resource costs, including benefits	$(1,214,177)
Travel and entertainment	67,474
Other general and administration costs:
Professional fees and consulting costs	(1,370,488)
Other expense	474,118
Depreciation and amortization	(155,585)
Other research and development costs, excluding human resources and travel and entertainment	(3,623,652)
Other sales and marketing costs, excluding human resources and travel and entertainment	(361,422)
$(6,183,732)

The decrease in operating expenses was primarily due to: (i) a decrease of approximately $1,214,000 in human resource costs, of which approximately $1,474,000 relates to the decreased head count at OAS and synergies achieved by integrating American Robotics and Airobotics, and approximately $409,000 relates to decreased headcount at the Company, partially offset by an increase of approximately $337,000 at Ondas Networks due to increased average headcount from hires in the latter part of 2023, and an increase of approximately $332,000 in stock-based compensation primarily due to new warrants issued during the nine months ended September 30, 2024; (ii) a decrease of approximately $1,370,000 in professional fees and consulting costs, of which approximately $1,787,000 relates to legal and accounting fee costs, primarily for costs incurred during the nine months ended September 30, 2023 for a public offering in 2023 that was not consummated, the acquisition of Airobotics, and legal fees surrounding the acquisition of Ardenna, which were partially recovered in the fourth quarter of 2023, partially offset by an increase of approximately $417,000 related to increased use of third-party contractors and consultants; (iii) a decrease of approximately $3,624,000 in other research and development costs, excluding human resources and travel and entertainment, of which approximately $592,000 relates to settlement of all amounts due to a vendor under previous development and manufacturing agreements during the nine months ended September 30, 2024 at American Robotics, approximately $1,368,000 relates to one-time costs incurred during the nine months ended September 30, 2023 associated with terminating a development contract at American Robotics, approximately $549,000 relates to synergies achieved by integrating American Robotics and Airobotics, and approximately $1,115,000 relates to additional development expenses allocated to cost of goods sold at Ondas Networks; (iv) a decrease of approximately $361,000 in other sales and marketing costs, excluding human resources and travel and entertainment related to a decrease in use of third-party contractors and consultants; (v) partially offset by a net increase of approximately $474,000 in other operating expense primarily related to increased rent expense and other facility costs.

Operating Loss

	Nine Months Ended
	September 30,
	2024	2023	Decrease
Operating loss	$(26,091,500)	$(27,083,365)	$991,865

As a result of the foregoing, our operating loss decreased by $991,865, or 4%, to $26,091,500 for the nine months ended September 30, 2024, compared with $27,083,365 for the nine months ended September 30, 2023. Operating loss decreased primarily as a result of the decrease in operating expenses described above, partially offset by decreased revenue and gross margin, for the nine months ended September 30, 2024.

Total Other Income (Expense), net

	Nine Months Ended
	September 30,
	2024	2023	Decrease
Total other income (expense), net	$(1,580,588)	$(3,622,733)	$2,042,145

Total other expense, net decreased by $2,042,145, to $1,580,588 for the nine months ended September 30, 2024, compared with $3,622,733 for the nine months ended September 30, 2023. Total other expense, net decreased primarily as a result of an increase in other income of approximately $676,000 from the change in fair value of government grant liability; a decrease in interest expense of approximately $840,000 primarily related to amortization of debt discount and debt issuance costs; an increase in interest income of approximately $299,000 due to interest earned on cash deposits; a decrease of approximately $132,000 in other expense primarily related to an impairment of deferred offering costs of approximately $116,000 related to the termination of the ATM Agreement during the nine months ended September 30, 2023; and an increase in foreign exchange gain, net of approximately $95,000.

Net Loss

	Nine Months Ended
	September 30,
	2024	2023	Decrease
Net Loss	$(27,672,088)	$(30,706,098)	$3,034,010

As a result of the net effects of the foregoing, net loss decreased by $3,034,010, or 10%, to $27,672,088 for the nine months ended September 30, 2024, compared with $30,706,098 for the nine months ended September 30, 2023. Net loss per share of Common Stock, basic and diluted, was $(0.46) for the nine months ended September 30, 2024, compared with $(0.62) for the nine months ended September 30, 2023.

Summary of (Uses) and Sources of Cash

	Nine Months Ended September 30,
	2024	2023
Net cash flows used in operating activities	$(25,360,649)	$(28,108,744)
Net cash flows provided by (used in) investing activities	(1,659,366)	644,936
Net cash flows provided by financing activities	14,871,301	18,700,603
Decrease in cash, cash equivalents, and restricted cash	(12,148,714)	(8,763,205)
Cash, cash equivalents, and restricted cash, beginning of period	15,022,000	29,775,096
Cash, cash equivalents, and restricted cash, end of period	$2,873,286	$21,011,891

The principal use of cash in operating activities for the nine months ended September 30, 2024, was to fund the Company’s current expenses primarily related to operating activities necessary to allow us to service and support customers. The decrease in cash flows used in operating activities of $2,748,095 was primarily due to the decrease in net loss of approximately $3,034,000, of which approximately $1,348,000 related to non-cash and credits, including depreciation, amortization of debt discount and issuance costs, amortization of intangibles assets and right of use asset, stock-based compensation, and change in fair value of government grant liability, combined with changes in operating assets and liabilities resulting in a cash inflow of approximately $1,062,000.

The decrease in cash flows provided by investing activities of $2,304,302, relates to an increase of approximately $1,536,000 in payments made for purchase of equipment, net of proceeds from disposals, software intangibles and patent costs, combined with decrease of approximately $1,049,000 for cash acquired with the Airobotics acquisition in the nine months end September 30, 2023, partially offset by the decrease of approximately $281,000 for cash paid for asset acquisitions in the nine months end September 30, 2023.

The decrease in cash flows provided by financing activities of $3,829,302 primarily relates to a decrease in net proceeds received from the sale of preferred stock in Ondas Networks of approximately $10,317,000; a decrease of approximately $3,472,000 in net proceeds from convertible notes, net of issuance costs, net of cash repayments. This decrease in cash flows provided by financing activities is offset by an increase in proceeds received from the sale of common stock in the Company and options exercised of approximately of $7,325,000; an increase of approximately $2,518,000 in proceeds from notes payable, net of issuance costs, net of cash repayments; and an increase of approximately $117,000 in cash proceeds received from government grants, net of payments. For a summary of our outstanding Notes Payable, see Note 8 in the accompanying Notes to unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. As of September 30, 2024, we had an accumulated deficit of approximately $226,032,000. As of September 30, 2024, we had net long-term borrowings outstanding of approximately $2,217,000 net of debt discount and issuance costs of $0 and short-term borrowings outstanding of approximately $30,751,000, net of debt discount and issuance cost of approximately $1,537,000 and a working capital deficit of approximately $22,341,000.

In 2023, we raised approximately $14,692,000 of net proceeds from the sale of redeemable preferences shares in Ondas Networks and warrants in Ondas Holdings to third parties, and approximately $9,310,000 from a second convertible debt agreement. In the first nine months of 2024, we raised net proceeds of approximately $4,375,000 from the sale of additional redeemable preferred shares in Ondas Networks and warrants in Ondas Holdings to third parties, approximately $7,327,000 in net proceeds from issuing Common Stock of Ondas Holdings and warrants in OAS, approximately $2,860,000 in net proceeds from issuance of a secured note and convertible note in Ondas Networks, and approximately $300,000 in government grant loans issued to Airobotics. On November 9, 2024, we entered into an agreement with Klear Inc., which provides for financing of accounts receivable, and we have financed approximately $500,000 so far at Ondas Networks.

We expect to fund our operations for the next twelve months from the filing date of this Quarterly Report on Form 10-Q from the cash on hand as of September 30, 2024, proceeds from the 2024 financing activities discussed above, gross profits generated from revenue growth, potential prepayments from customers for purchase orders, potential proceeds from warrants issued and outstanding, and additional funds that we may seek through equity or debt offerings and/or borrowings under additional notes payable, lines of credit or other sources. There is substantial doubt that the funding plans will be successful and therefore the conditions discussed above have not been alleviated. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for one year from November 12, 2024, the date the unaudited Condensed Consolidated Financial Statements were issued.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, we had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2024. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

For information related to our legal proceedings, refer to Note 11 —Commitments and Contingencies of Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Name of Document
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2024).
4.2	Form of Warrant of Ondas Networks Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2024).
10.1	Services Agreement, dated June 21, 2024, by and between the Company and AM Consulting (including the Statement of Work). (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2024).
10.2	Form of Securities Purchase Agreement, dated as of August 28, 2024, by and among Ondas Holdings Inc. and the purchaser party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2024).
10.3	Secured Note Agreement, dated September 3, 2024, by and between Ondas Networks Inc. and Charles & Potomac Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2024).
10.4	Security Agreement, dated September 3, 2024, by and among Ondas Networks Inc. and Charles & Potomac Capital, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2024).
10.5	Patent Security Agreement, dated September 3, 2024, by and between Ondas Networks Inc. and Charles & Potomac Capital, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2024).
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated November 12, 2024*
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated November 12, 2024*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated November 12, 2024**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated November 12, 2024**
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 12, 2024

ONDAS HOLDINGS INC.

By:	/s/ Eric A. Brock
Eric A. Brock
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Neil J. Laird
Neil J. Laird
Interim Chief Financial Officer
(Principal Financial Officer Principal Accounting Officer)