Form 10-K
period 2024-12-31
Ondas Holdings Inc.
filed 2025-03-12
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

(888) 657-2377

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $34.6 million. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares outstanding of the issuer’s common stock as of March 11, 2025 was 105,730,826.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” “Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Risk Factor Summary

Our business is subject to a number of risks and uncertainties, including those highlighted in the section titled “Item 1A. Risk Factors” in this Annual Report on Form 10-K. Some of these principal risks include the following:

Risks Related to Our Business and Industry

●	We have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability.

●	The Company operates in evolving markets, which makes it difficult to evaluate the Company’s business and future prospects.

●	Failure to manage our planned growth could place a significant strain on our resources.

●	If we fail to retain our existing customers or do not acquire new customers in a cost-effective manner, our revenue may decrease and our business, financial condition or results of operations may be harmed.

●	Material delays or defaults in customer payments could leave us unable to cover expenditures related to such customer’s projects, including the payment of our subcontractors.

●	Our marketing efforts depend significantly on our ability to receive positive references from our existing customers.

●	Our technology, products and services have only been developed in the last several years and we have had only limited opportunities to deploy and assess their performance in the field at full scale.

●	We expect to incur substantial research and development costs and devote significant resources to identifying and commercializing new products and services, which could significantly reduce our profitability and may never result in revenue to us.

●	If our products do not interoperate with our customers’ other systems, the purchase or deployment of our products and services may be delayed or cancelled.

●	Cyberattacks through security vulnerabilities could lead to disruption of business, reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position.

●	If the Company is required to write down goodwill and other intangible assets, the Company’s financial condition and results could be negatively affected.

●	War, terrorism, and other acts of violence may affect the markets in which we operate, our clients and our product and service delivery.

●	We may not be able to secure adequate insurance policies, or secure insurance policies at reasonable prices.

●	Litigation may adversely affect our business, financial condition, and results of operations.

●	Our products have inherent safety risks, as they often operate in hazardous industrial environments and are relied on by our customers to operate in a safe manner. If the reliability of our products fails to meet expected levels during commercial operation, this could result property damage, injury, death, financial harm to the business, and/or brand harm to the business.

Risks Related to Regulatory Requirements

●	We and our customers operate in a highly regulated business environment and changes in regulation could impose costs on us or make our products less economical.

●	Failure to obtain necessary regulatory approvals from the Federal Aviation Administration (“FAA”) or other governmental agencies, or limitations put on the use of small UAS in response to public privacy and other concerns, may prevent us from expanding the sales of our drone solutions to industrial and government customers in the United States.

●	Substantially all our current products depend on the availability and are subject to the use of licensed radio frequencies regulated by the Federal Communications Committee (“FCC”) in the United States.

●	As a manufacturer of commercial UAS, we are subject to various government regulations, restrictions and requirements, and may be subject to additional regulations in the future, violation of which could subject us to sanctions or otherwise harm, restrict or add costs to our business.

Risks Related to our Intellectual Property

●	Our ability to protect our intellectual property and proprietary technology is uncertain.

●	Our business may suffer if it is alleged or found that our products infringe the intellectual property rights of others.

●	Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

Risks Related to our Financial Results

●	We will need to generate significant sales to achieve profitable operations.

●	Our future profitability may be dependent upon achieving cost reductions and projected economies of scale from increasing manufacturing quantities of our products. Failing to achieve such reductions in manufacturing costs and projected economies of scale could materially adversely affect our business.

●	If our internal controls over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

●	Following the completion of the acquisition of Airobotics, our exposure to fluctuations in foreign currency exchange rates has increased.

Risks Related to our Common Stock

●	Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

●	We may issue more shares to raise additional capital, which may result in substantial dilution.

Risks Related to the Notes

●	We may not have the ability to pay interest on certain (i) 3% Series B-1 Convertible Notes (the “Exchange Notes”) and (ii) 3% Series B-2 Senior Convertible Notes (the “Additional Notes,” together with the Exchange Notes, the “Notes”) or to redeem the Notes.

●	Provisions in the Notes may deter or prevent a business combination that may be favorable to you.

●	Future sales of a significant number of our shares of Common Stock in the public markets, or the perception that such sales could occur, could depress the market price of our shares of Common Stock or cause it to be highly volatile.

●	Our financing arrangements contain, and we expect that other future loan agreements and financing arrangements will contain, customary covenants that may limit our liquidity and corporate activities, which could limit our operational flexibility and have an adverse effect on our financial condition and results of operations.

●	Provisions in the Notes may deter or prevent a business combination that may be favorable to you.

●	Future sales of a significant number of our shares of Common Stock in the public markets, or the perception that such sales could occur, could depress the market price of our shares of Common Stock or cause it to be highly volatile.

●	Our financing arrangements contain, and we expect that other future loan agreements and financing arrangements will contain, customary covenants that may limit our liquidity and corporate activities, which could limit our operational flexibility and have an adverse effect on our financial condition and results of operations.

Item 1. Business.

This business description should be read in conjunction with our audited Consolidated Financial Statements and accompanying notes thereto appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”), which are incorporated herein by this reference.

The use of the words “we,” “our,” the “Company” and “Ondas Holdings” in this Form 10-K refer to Ondas Holdings Inc. and its subsidiaries.

Corporate Overview

Ondas Holdings Inc. is a leading provider of private wireless, drone, and automated data solutions through its subsidiaries Ondas Networks Inc., a Texas corporation (“Ondas Networks”), Ondas Autonomous Systems Inc., a Nevada corporation (“OAS”), which wholly-owns Airobotics, Ltd., an Israeli company (“Airobotics”), and American Robotics, Inc., a Delaware corporation (“American Robotics”).

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

Ondas Networks

Ondas Networks provides wireless connectivity solutions enabling mission-critical Industrial Internet applications and services. We refer to these applications as the Mission-Critical Internet of Things (“MC-IoT”). Our wireless networking products are applicable to a wide range of MC-IoT applications, which are most often located at the very edge of large industrial networks. These applications require secure, real-time connectivity with the ability to process large amounts of data at the edge of large industrial networks. Such applications are required in all of the major critical infrastructure markets, including rail, electric grids, drone operations, oil and gas, and public safety, homeland security and government, where secure, reliable and fast operational decisions are required in order to improve efficiency and ensure a high degree of safety and security. Our MC-IoT intellectual property has been adopted by the Institute of Electrical and Electronics Engineers (“IEEE”), the leading worldwide standards body in data networking protocols, and forms the core of the IEEE 802.16 standard. Because standards-based communications solutions are preferred by our mission-critical customers and ecosystem partners, we continue to take a leadership position in IEEE as it relates to wireless networking for industrial markets.

We design, develop, manufacture, sell and support FullMAX, our patented, Software Defined Radio (“SDR”) platform for secure, private, wide-area broadband networks. Our customers install FullMAX systems in order to upgrade and expand their legacy wide-area network infrastructure. By upgrading their legacy systems, customers benefit from significant increases in data throughput which enables new applications. We have targeted the North American freight rail operators for the initial adoption of our FullMAX platform. These rail operators currently operate legacy communications systems utilizing dated narrowband wireless technologies for voice and data communications. These legacy wireless networks have limited data capacity and are unable to support the adoption of new, intelligent train control and management systems. The freight rail operators through the Association of American Railroads (“AAR”), its advisory subsidiary MxV Rail, as well as the American Railway Engineering and Maintenance Association (“AREMA”), have adopted the IEEE 802.16 standard for future private wireless networks.

Our software-based FullMAX platform is an important and timely upgrade solution for privately-owned and operated wireless wide-area networks, leveraging Internet Protocol-based communications to provide security, more reliability and significant data throughput for our mission-critical infrastructure customers. We believe industrial and critical infrastructure markets throughout the globe have reached an inflection point where legacy serial and analog based protocols no longer meet industry needs. In addition to offering enhanced data throughput, FullMAX is an intelligent networking platform enabling the adoption of sophisticated operating systems and equipment supporting next-generation MC-IoT applications over wide field areas. These new MC-IoT applications and related equipment require more processing power at the edge of large industrial networks and the efficient utilization of network capacity and scarce bandwidth.

OAS

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

Our unique, fully autonomous platforms enable cutting-edge aerial capabilities and are designed to serve and protect critical infrastructure and operations. Our business focuses on end-user entities in defense, homeland security, public safety, smart city, airport authorities, and other governmental entities together with commercial operators of critical industrial and technology facilities such as oil & gas, seaports, mining, and heavy construction as well as for data centers and semiconductor fabs. For these industries, OAS provides specialized real-time aerial data capturing and aerial protection solutions in the most complex environments such as urban areas, sensitive and critical facilities and field area operations, and high-priority projects. In addition, we offer a wide suite of supplementary, enabling services for successful implementation such as AI data analytics, data automation, IT implementation, safety planning, certification, training, and maintenance, handling all the complex aspects of such high-performance drone operations.

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

Industry Partnerships

Ondas Networks continues to develop partnerships in the rail space to develop and market wireless communications products and services based on Ondas Networks’ technology. Our partnership with Siemens Mobility (“Siemens”) is geared to market our FullMAX-based networking technology and services and to jointly develop certain wireless communications products for the North American Rail Industry based on Siemens’ Advanced Train Control System (“ATCS”) protocol and our FullMAX MC-IoT platform. We are working with other industry partners to commercialize our platform technologies for specific use cases and to drive broad industry adoption of dot16 applications.

Our Strategy

Our goal is to be a global leader in providing turnkey data solutions for industrial, public safety and government markets by offering i) secure wireless connectivity solutions enabling high-bandwidth, mission-critical Industrial Internet applications and services through Ondas Networks and ii) aerial security and data collection and analysis via automated drone platforms through OAS.

The key elements of our growth strategy include the following:

●	Deliver multiple North American Class I Railroad network opportunities through our FullMAX platform. Our marketing and business development efforts combined with our industry partnerships are focused on providing solutions that address the specific needs of the North American railroad industry. We expect large-scale commercial adoption of our network technology by the North American operators as they upgrade legacy communications infrastructure in the 900 MHz as well as other spectrums. In addition, we are working with industry partners to develop and commercialize the Next Generation Head of Train / End of Train (“NGHE”) devices that will solve critical safety issues in train operations.

●	Expand fleet deployments of our Optimus System™ in the US by marketing solutions to the government and commercial markets, focusing on critical infrastructure and public safety applications first, to overcome the drone industry’s regulatory and operational barriers and extend our first-mover advantage. We have developed a strong customer pipeline with planned commercial deployments of our Optimus System™ for government and commercial markets for public safety, smart city, and inspection and monitoring of critical assets, industrial facilities, and construction projects. We plan to leverage our unique industry positioning, owning the first drone system approved by the FAA for automated remote operation BVLOS without a human operator or visual observer on-site, and other qualitative advantages of our organization and talent. We will focus on supporting fleet deployments with existing customers while expanding our pipeline of new customer relationships that can be converted to fleet deployments.

●	Expand fleet deployments of our Optimus System™ worldwide by leveraging new distribution partners - new international markets with partners we have announced worldwide. In addition, we plan to secure additional customers and distribution partners for our Optimus System™ and Iron Drone Raider™, while supporting and expanding our fleet deployments in the UAE with existing customers, expanding our new customer pipeline, and pursuing new joint ventures.

●	Expand our offering to the defense sector in the US and worldwide marketing based on our Iron Drone Raider™ platform and Optimus System™. We plan to secure a Green UAS List designation from a program administered by the Association for Uncrewed Vehicle Systems (“AUVSI”) in order to certify the Optimus System™ as compliant with the highest levels of cybersecurity and supply chain requirements as outlined in the National Defense Authorization Act (NDAA). We believe inclusion on the Green List will further demonstrate the maturity and quality of our system and help accelerate acceptance from U.S. governmental entities for use in defense, homeland security, public safety, and municipal markets requiring the highest levels of security and reliability. Upon successful completion of the program, we believe our Optimus drone will be the only Green UAS certified drone that has also received an FAA Type Certificate. We believe the Green List provides an opportunity to transition from the Green UAS cleared list to the Blue UAS cleared list and be eligible for purchase by the U.S. Department of Defense.

●	Expand our industrial wireless and autonomous drone solutions via additional partnerships, joint ventures, or acquisitions. In addition to internal investment and development, we will continue to actively pursue external opportunities to enhance our product offerings and solutions for our critical infrastructure customers via joint ventures, partnerships, and acquisitions. We intend to focus on companies with complementary technologies or product offerings or synergistic distribution strategies.

Our Business Model

Ondas Networks

We sell our FullMAX MC-IoT wireless products and services globally through a direct sales force and value-added sales partners to industrial and critical infrastructure providers including major rail operators, with growth opportunities in other markets such as commercial and industrial drone operators, electric and gas utilities, water and wastewater utilities, oil and gas producers and pipeline operators, and for other critical infrastructure applications in areas such as public safety, homeland security and defense, and transportation. We continue to develop our value-added reseller relationships for the development of new types of wireless connectivity for the North American Rail market as well as selected global markets in both Europe and Asia.

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

OAS

OAS markets aerial solutions based on its Optimus System™ and Iron Drone Raider™ platforms via direct sales to enterprises and government customers. Additionally, OAS utilizes channel marketing strategies, building a network of partners and agents to distribute our solutions. We focus on identifying and qualifying large, sophisticated customers with active drone programs who have the ability and intent to expand those programs and eventually deploy fleets of automated drones across their portfolio of assets. Our unique value proposition is based on our core strategic capability to provide holistic solutions, being a trusted one-stop-shop for major entities, and de-risking innovative complex drone implementation processes.

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

Our Products and Services

Ondas Networks

Ondas Networks has developed a next-generation radio platform specifically to meet the evolving data needs of large industrial and government customers and markets. These markets are differentiated from consumer markets in that the customers assets are dispersed over very wide and remote geographies with specific challenges to installation, maintenance, and upgrades. These challenges led us to design a new type of software-based radio platform capable of supporting a long useful life to the network hardware. Our software defined radio (“SDR”) architecture allows us to customize almost any aspect of the air interface protocol, the key components of which are patented and have been incorporated into new IEEE wireless standards. The ability to constantly improve customer networks and hosted software applications with flexible, over-the-air software upgrade helps create customer loyalty.

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

OAS

We provide our customers with turnkey data and security aerial solutions designed to meet their unique requirements in complex environments. Our solutions combine our platforms the Optimus System™ and Iron Drone Raider™ together with a wide suite of supplementary services to insure successful deployment and integration of the solution on-prem.

The Optimus System™

The Optimus System™ is a fully autonomous drone platform capable of continuous and multipurpose drone operations for various applications. As one of the world’s first “drone-in-a-box” solutions, the Optimus System™ is marketed as an “Aerial Drone Infrastructure”, designed for aerial data collection and analysis in security, surveillance, and supervision applications across governmental and commercial markets. The Optimus System™ provides a cutting-edge solution for public safety, security, industrial Smart City initiatives, and other critical operations. The platform enables routine, high-resolution, on-demand aerial response alongside automated aerial mapping, surveying, and inspection capabilities—essential in the digital transformation and Gov-Tech sectors, including Public Services, Oil & Gas, Infrastructure, Heavy Construction, Rail, Ports, and more.

The Optimus System™, in combination with the Kestrel™ system, enhances autonomous operations with advanced Detect and Avoid (DAA) capabilities, airspace safety and surveillance, and Counter-Unmanned Aircraft Systems (C-UAS) solutions. The integration of Kestrel™ enables the Optimus System™ to operate Beyond Visual Line of Sight (BVLOS), as demonstrated through an FAA-approved BVLOS waiver. This critical capability allows for autonomous, long-range operations across multiple mission sets, expanding the system’s deployment potential in complex airspace environments.

The Optimus System™ consists of (i) Optimus™, a highly automated, AI-powered drone with advanced imaging payloads, (ii) the Airbase™, a ruggedized, weatherproof base station enabling housing, battery swapping, battery charging, payload swapping, data processing, and cloud transfer, and (iii) Insightful™, a secure web portal and API that enables remote interaction with the system, data, and analytics from anywhere in the world. These subsystems are interconnected through a suite of supporting technologies. The Airbase™ features internal robotic mechanisms that facilitate automated battery and payload swaps. This allows for 24/7 operations, as the Optimus™ drone can be immediately redeployed after returning to the dock for a battery swap. Similarly, the autonomous swapping of sensors and payloads without human intervention allows the Optimus System™ to support multiple applications and use cases from a single deployment.

We design, develop, and manufacture the Optimus System™, providing high-fidelity, ultra-high-resolution aerial security and data collection to enterprise and government customers. Our turnkey aerial intelligence solution enables continuous asset digitization, real-time monitoring, and data-driven decision-making for mission-critical operations. Designed from the ground up as an end-to-end autonomous solution, the Optimus System™ operates seamlessly in real-world environments. Leveraging advancements in robotics automation, machine vision, edge computing, and AI, deployed Optimus™ units form an interconnected drone infrastructure, enabling autonomous, unattended security and data collection with unmatched reliability and operational efficiency.

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

During 2024 we upgraded the Iron Drone Raider™ system to address the needs of the Israel and global defense industries market and end users, which included enhancements of the on-board sensor capabilities for intelligent navigation in complex GNSS-denied areas, which support the most advanced requirements and the efforts of protecting military and civil operations against the threat of small kamikaze and surveillance hostile drones.

OAS Services

OAS provides specialized real-time aerial data capturing and analytics together with aerial protection services based on its systems. In addition, we offer a wide suite of supplementary enabling services for successful implementation and customization such as AI data analytics, data automation, IT implementation, safety planning, certification, training, and maintenance, handling all the complex aspects of such high-performance drone operations. This unique combination makes our enterprise a one-stop-shop of visionary drone installations.

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

The Market for Our Products and Services

Ondas Networks

We have targeted the North American rail operators for the initial adoption of our FullMAX platform. These rail operators currently operate legacy communications systems utilizing serial-based narrowband wireless technologies for voice and data communications. These legacy wireless networks have limited data capacity and are unable to support the adoption of new, intelligent train control and management systems. In addition to data capacity challenges, rail operators need to reliably cover the vast and often remotely located rail track and related infrastructure which extends nationwide. The rail operators require a next-generation, robust system with significantly increased data throughput capacity and flexibility to adopt new applications. We believe a transition to integrated Fog-computing wireless communications systems will enable the rail operators to drive more intelligence to the edge of their operating environments enabling real time automation and better operator control of many critical operating systems related to train control, crossing safety, train and track integrity and drone operations. Network upgrades will support enhanced safety, improved efficiency, and increased profitability of train operations.

The North American Rail Network is vast in scale, consisting of 140,000 miles of track, 25,000 locomotives, and 1.6 million railcars. Within this large footprint there are 200,000 highway crossings, with at least 65,000 of the crossings equipped with electronic systems today, a number which is expected to increase in the coming years. Applications that improve grade crossing safety are enabled by our FullMax platform. The Class I railroads currently operate four separate private wireless networks in support of train operations. Those networks are deployed using spectrum in the 160 MHz, 220 MHz, 450 MHz and 900 MHz bands. We believe a significant portion of the communications infrastructure has been in operation for more than 20 years and now requires a technological upgrade to support new applications and increased capacity requirements. Our FullMAX MC-IoT platform offers an excellent migration path for these applications. The Class I Railroads value the ability of our frequency agnostic SDR architecture to enable a substantial data capacity increase utilizing the railroad’s existing wireless infrastructure and dedicated FCC licensed radio frequencies, as well as the flexibility to adapt to and take advantage of future changes in spectrum availability, as well as future business and operational requirements. Based upon management estimates, we believe the addressable market for the four private North American Railroad networks is approximately $1.3 billion.

OAS

The total addressable market (“TAM”) of OAS is measured at over $100 billion in size according to management estimates and independent third-party research. The TAM comprises the potential value of Ondas’ Optimus System in the global defense and civil UAV market and in the drone services market and the addressable market of the Iron-Drone Raider system in the Counter-Unmanned Aircraft Systems (C-UAS) markets.

Ondas competes in the large drone markets which was valued by a study by Grand View Research at $83.7 billion in 2025 and forecasted to grow further at a compound annual growth rate of 14% reaching $160.6 billion by 2030. In addition, Ondas provides drone services including drone data and data analytics based on multiple various sensors, in addition to maintenance, repair and operational service. According to Fortune Business Insights, drone market services is valued at $32.1 billion in 2025 and projected to grow to $213.9 billion by 2032. In the US, the FAA anticipates that the growth rate in the commercial drone sector will remain high over the next few years. This is primarily driven by the regulatory clarity that Part 107 rules continues to provide to industry. This is further supported by the Operations Over People final rule, published on December 28, 2020, which is the latest incremental step towards further integration of small drones into the national airspace. Ondas has secured a key position within this market, holding the first FAA Airworthiness Type Certificate, allowing it to apply to fly its drones in complex populated environments.

In addition to the Optimus System and its related drone services, Ondas also competes in the C-UAS market providing the Iron-Drone Raider system for counter drone kinetic interception. The growing C-UAS technology market has been valued at $3.1 billion in a recent study published by Grand View Research in 2025 and is forecasted to grow at a compound annual growth rate of 27.2% to $10.6 billion by 2030. We believe these studies underestimate the potential market size, because they don’t fully consider the potential effect of security vulnerabilities on the value of the activities the C-UAS equipment protects and enables, in sensitive locations such as major sporting events, and the protection of industrial assets such as in the energy and utility sectors. Notably, although the North American C-UAS marketplace is the largest by revenue, twelve other regions of the world are also active in C-UAS. High-profile events in other countries involving UAS such as the war in Ukraine and Israel. Recent research and reports from 2024 onwards highlight a significant increase in unauthorized drone activities near airports, raising concerns about aviation safety and security. According to the US Federal Aviation Administration (FAA) over 100 reports of drone sightings were received, near airports each month. Between November 2014 and December 2024, there were 18,891 reported drone sightings, averaging nearly 155 per month. In the first four months of 2024 alone, the FAA recorded 326 drone-related incidents near aircraft and airports, underscoring the escalating security risks.

Customer Activity

Ondas Networks

The majority of Ondas Networks customer activity has been with railroad operators and partners, including Siemens, in North America. North American railroad operators run multiple, frequency-specific networks for different applications. Our FullMAX platform has the flexibility to operate in all these frequency bands and will allow these customers the opportunity to better utilize their existing radio spectrum, avoid expensive additional spectrum purchases, and add more high-value, data-intensive applications to their operations. Our initial focus with these rail customers has been for train control applications and related safety systems in the 900 MHz frequency band where the FCC has recently awarded our railroad customers new radio spectrum.

We have worked extensively with MxV Rail, a subsidiary of the AAR, to validate the performance of our dot16 platform. In March 2023, the Association of American Railroads (“AAR”) formally announced that IEEE 802.16 standard would be the wireless platform for the greenfield 900 MHz network. In April 2023, the American Railway Engineering and Maintenance-of-Way Association (AREMA) voted to require the use of 802.16 in the 900 MHz greenfield band; The AAR also confirmed they have agreed with the Federal Communications Committee to retire the legacy 900 MHz band by September 2025 and that the wireless network in the new 900 MHz band would be substantially built by April 2026.

We are currently engaged in field installation activities with multiple railroads. We expect a 900 MHz network upgrade cycle across all Class I railroad systems over the next few years in order to comply with FCC license requirements and meet business needs related to safety and profitability. We are also engaged in supplying rail operators in the important Northeast Corridor with key communications equipment upgrades.

We have also engaged the AAR and the WCC on the technical roadmap for the legacy 160 MHz wireless network used by the railroads in North America. We believe the 160 MHz network will be the next major wireless network the railroads upgrade utilizing IEEE 802.16t technology.

As of December 31, 2024, Ondas Networks was active with six of the Class 1 Rails in North America and with one of the largest railroads in the world, Indian Railways, for a multi-year delivery program of locomotive radios for on-board telemetry applications.

OAS

Our Optimus System™ and Iron Drone Raider™ continue to gain strong traction across enterprise, industrial, and government markets. The platform has been extensively tested internally and externally, with customers validating its reliability, safety, and performance in real-world deployments.

In the United Arab Emirates, Airobotics expanded its collaboration with a local governmental entity in Dubai, deploying additional Optimus Systems as part of the world’s first drone network infrastructure for public safety and municipal services. A renewed and expanded services agreement ensures continued operational support and maintenance, allowing the fleet to conduct thousands of autonomous flights each month in densely populated areas.

In Israel, Airobotics received a purchase order from one of the world’s largest semiconductor manufacturers to extend the deployment of our Optimus System™ for aerial security and data services at a critical semiconductor fabrication facility. The system, in continuous operation since 2016, remains one of the few fully automated aerial data capture solutions functioning within a high-security industrial environment while seamlessly complying with national airspace regulations.

The Iron Drone Raider™ counter-UAS platform saw increased demand, securing an initial purchase order in May 2024 from a major Israeli defense company for the first Raider™ systems. The first deployment phase is underway, with follow-on orders expected in the second and third quarters, as the system undergoes operational validation in defense environments.

In July 2024, we received an initial purchase order from a major government military customer for the Iron Drone Raider™, supporting border security and protection of critical assets from hostile drones. This was followed by an expansion order in August, which included enhanced system features and long-term operational support. As a structured, multi-stage deal, additional orders are expected based on performance in combat conditions. In September 2024, Airobotics secured a $5.4 million purchase order for the Optimus System™ from a major government military customer, with deployments planned for military bases and border security applications under extreme environmental conditions. This order further demonstrates the system’s versatility in high-security defense and infrastructure monitoring operations.

In Europe, we expanded our market reach through strategic reseller partnerships with HHLA Sky and C-Astral Aerospace, enabling us to offer drone services for terminal operations and critical infrastructure in Germany, Slovenia, and other European markets. With multiple demonstrations planned for defense and critical infrastructure clients, we anticipate securing new customer orders in 2025.

American Robotics continued its expansion in the U.S. market, securing a contract with the U.S. Coast Guard for maritime emissions monitoring in support of EPA Clean Port initiatives at the Ports of Los Angeles and Long Beach. This marks our first operational contract with a federal agency, opening doors for expanded drone services in maritime security and environmental monitoring.

In the third quarter, Airobotics secured $9 million in purchase orders from a major government military customer for Iron Drone Raider™ system deployments, upgrades, and full-scale operational rollouts to protect national borders, military units, and high-security facilities.

Airobotics was also awarded a $1 million grant from the Israeli Innovation Authority (IIA) in November to accelerate development and enhance the Iron Drone Raider™ with advanced autonomous counter-drone capabilities. In addition to completing the U.S. Coast Guard contract discussed above, American Robotics expanded its market presence by securing key demonstrations with a technology infrastructure provider in Texas. These engagements highlight the Optimus System™’s ability to perform fully autonomous beyond-visual-line-of-sight (BVLOS) missions for infrastructure and security monitoring.

As we closed 2024, Airobotics secured another purchase order for the Iron Drone Raider™ from a major defense company, reinforcing our strong position in the counter-drone security market.

With record-breaking purchase orders, an expanding global footprint, and continued market momentum, the demand for our Optimus System™ and Iron Drone Raider™ continues to accelerate. As awareness and adoption of autonomous drone solutions grow, we anticipate further expansion in our customer pipeline across the U.S., Middle East, and Europe, strengthening our leadership in autonomous aerial security and infrastructure monitoring.

Manufacturing, Availability and Dependence upon Suppliers

Ondas Networks and OAS utilize outsourced manufacturing partners in the building of product to fulfill customer orders. Utilizing contract manufacturers allows us to focus on designing, developing and selling our products. Furthermore, outsourced manufacturing allows us to leverage the economies of scale and expertise of specialized outsourced manufacturers, reduce manufacturing and supply chain risk and distribution costs.

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

OAS designs the Optimus System™ and the Iron Drone™ and specifies all components including the raw materials, sub-assemblies, intermediate assemblies, sub-components, parts and the quantities of each needed to manufacture the end product. These assemblies incorporate a combination of custom-developed components and COTS components. The building of an Optimus System™ and the Iron Drone™ is outsourced to best-in-class contract manufacturers for fabrication and assembly. We utilize different contract manufacturers for the Optimus™ drone, the Iron Drone™, and Airbase™. Once complete, the contract manufacturers deliver the finished products to our facility where software is loaded, and system-level quality assurance is performed before being packaged and shipped to the customer location for installation. OAS works with a select group of contract manufacturers and has access to a large number of other comparable contract manufacturers.

Research & Development

Our ability to develop state-of-the-art and cost-effective solutions relative to our competitors can only be achieved through our continued research and development efforts.

Ondas Networks research and development activities are headed by Menashe Shahar, our Chief Technology Officer, based in our Sunnyvale, California headquarters. Mr. Shahar is a co-founder of Ondas Networks and has over 30 years of telecommunications system development experience, including the design and implementation of broadband wireless data systems for top tier system integrators and service providers including WorldCom, Nortel and ADC. Mr. Shahar has been awarded multiple patents in the data communications industry and has been an active participant in major wireless standardization activities including IEEE 802.16. In addition to internal research and development efforts, we also engage third party consultants to assist us in our research and development activities. Mr. Shahar and his team are currently focused on expanding the applications of our FullMAX technology in all spectrum bands used by rail operators in North America.

OAS research and development activities are headed by Meir Kliner, President of OAS and CEO and Founder of Airobotics who is based in Petah Tikva, Israel. Mr. Kliner has led the development of the Optimus System™ since 2014 and has expertise that represents a synthesis of years of managerial experience combined with command of drone product design. Mr. Kliner’s background includes key roles in developing diverse aerial systems, ranging from recreational to military applications and has founded several businesses, including Light and Strong, a premier manufacturer of composites for aerial platforms in the drone industry. Mr. Kliner is supported by a development team based in Petah Tikva, Israel.

Our research and development team works closely with our customer support team and incorporates feedback from our customers into our product development plans to improve our products and address emerging market requirements.

Our research and development expenses were approximately $12.5 million and approximately $17.1 million for the years ended December 31, 2024 and 2023, respectively.

Intellectual Property

We rely primarily on patent, trademark and trade secret laws to protect our proprietary technologies and intellectual property. As of this filing, the Ondas Networks segment held a total of eight issued patents in the U.S., six international issued patents, seven pending patent applications in the U.S., and five international pending patent applications. The Ondas Networks segment’s patents expire between 2029 and 2044, subject to any patent extensions that may be available for such patents. Our intellectual property centers around creating and maintaining robust, private, highly secure, broadband industrial wireless networks using our FullMAX radio technology for our mission critical customers’ networks. We view the Ondas Networks segment’s patents as a key strategic advantage as the markets for industrial wireless connectivity grows and as these industries move to standardized solutions and will enable us to earn licensing fees and/or royalties for the use of our patents.

The OAS segment relies primarily on patent, trademark and trade secret laws to protect our proprietary technologies and intellectual property. As of this filing, the OAS segment held a total of six issued patents in the U.S., 22 international issued patents, and four international pending patent application. The OAS segment’s patents expire between 2034 and 2048, subject to any patent extensions that may be available for such patents. The OAS segment’s intellectual property incorporates internally developed software and hardware design incorporating machine and computer vision and was developed with artificial intelligence and machine learning techniques. This intellectual property is critical to the development of end-to-end systems which reliably enable the automated operation of drones in real-world environments.

We have a policy of requiring our officers, employees, contractors and other service providers and parties with which we do business to enter into confidentiality, non-disclosure (“NDAs”) and assignment of invention agreements before disclosure of any of our confidential or proprietary information.

Seasonality

We do not believe that the industry in which Ondas Networks and OAS competes is subject to seasonal sales fluctuation.

Dependence on a Small Number of Customers

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue. During the year ended December 31, 2024, three customers accounted for approximately $3,763,000, $1,902,000, and $745,000 of our revenue or approximately 52%, 26%, and 10%, respectively. During the year ended December 31, 2023, three customers accounted for approximately $6,703,000, $5,127,000, and $3,395,000 of our revenue or approximately 43%, 33%, and 22%, respectively.

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

OAS

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

Employees

As of March 12, 2025, we have 124 employees, including 113 full-time employees, of which 27 full-time employees and two part-time employees are in the Ondas Networks segment and 86 full-time employees and nine part-time employees are in the OAS segment. In addition, we have consulting agreements with 12 consultants for manufacturing, supply chain, documentation, engineering, regulatory, IT, and business development support. Additionally, from time to time, we may hire temporary employees. We also utilize contractors to manufacture components, for certain research and development and for system deployment functions. None of our employees are covered by a collective bargaining agreement and we are unaware of any union organizing efforts. We consider our relationship with our employees to be good.

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

On February 14, 2023, the Company formed Ondas Autonomous Systems, a new business unit to manage the combined drone operations of American Robotics and Airobotics. On December 6, 2023, the Company formed Ondas Autonomous Holdings Inc., a Nevada corporation, as an intermediate holding company which now wholly-owns American Robotics and Airobotics. On August 8, 2024, the Company filed a certificate of amendment with the Secretary of State of the State of Nevada, amending Ondas Autonomous Holdings Inc.’s name to Ondas Autonomous Systems Inc (“OAS”).

On August 7, 2024, the Company formed Ondas Networks Texas Inc., a Texas corporation and wholly owned subsidiary of the Company (“Texas Networks”). Pursuant to a certain Agreement and Plan of Merger, dated August 19, 2024, Ondas Networks Inc., a Delaware corporation, merged with and into Texas Networks (the “Merger”) with Texas Networks being the surviving entity resulting from the Merger and shall continuing to exist and being governed by the laws of the State of Texas under the corporate name “Ondas Networks Inc.” (“Ondas Networks”).

As a result of the above, Ondas Networks, OAS, American Robotics and Airobotics became our subsidiaries.

Ondas Holdings’ corporate headquarters are located in Boston, Massachusetts. Ondas Networks has offices and facilities in Sunnyvale, California, American Robotics’ offices and facilities are located in Sparks, Maryland, and Airobotics’ offices and facilities are located in Petah Tikva, Israel.

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

Since our inception, we have incurred significant net losses. As of December 31, 2024 and December 31, 2023, we had an accumulated deficit of approximately $236 million and $198 million, respectively. To date, we have financed our operations primarily through sales of our equity securities and debt financing.

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

In order to grow our business, we depend on partnerships with market leading technology and industrial companies such as Siemens Mobility, who are also customers of Ondas Networks, in order to accelerate the adoption of our wireless technology. If we are unsuccessful in maintaining our partnership and customer relationships with third parties, including Siemens Mobility, or if our partnerships do not provide us the anticipated benefits, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. In addition, adoption of our FullMAX wireless platform, Optimus System™, and Iron Drone Raider™ requires us to establish additional ecosystem relationships with leading global industrial vendors and customers. Even if we are successful in executing these partnerships and integrating with additional ecosystem vendors, we cannot assure you that these partnerships and relationships will result in increased adoption of our technology or increased revenue.

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

We believe that our success is dependent on our ability to continue identifying and anticipating the needs of our customers, to retain our existing customers and to add new customers. For example, our business plan is designed to penetrate large, critical infrastructure end markets with our wireless and UAS driven data solutions and have expanded our dedicated sales resources and field personnel to broaden our marketing and field support efforts into new industries and sectors. As a result, we have significantly increased customer engagement in the transportation, security and UAS end markets with Ondas Networks and in the industrial, public safety and government markets with OAS. We expect that our qualified customer pipeline will increase in other additional strategic end markets. However, as we become larger through organic growth, the growth rates for customer engagement, project volume and average spend per customer may slow, even if we continue to add customers on an absolute basis. In addition, the costs associated with customer retention may be substantially lower than costs associated with the acquisition of new customers. Therefore, our failure to retain existing customers, even if such losses are offset by an increase in revenue resulting from the acquisition of new customers, could have an adverse effect on our business, financial condition or results of operations.

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

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue. During the year ended December 31, 2024, three customers accounted for approximately $3,763,000, $1,902,000, and $745,000 of our revenue or approximately 52%, 26%, and 10%, respectively. During the year ended December 31, 2023, three customers accounted approximately $6,703,000, $5,127,000, and $3,395,000 of our revenue or approximately 43%, 33%, and 22%, respectively. The loss of the 2024 customers or a decrease in the business conducted with such customers could have a material adverse impact on our business, financial condition or results of operations.

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

Our reliance on a small number of third party contractors to complete manufacturing, certain research and development and deployment functions reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, product costs and product supply including delays in transportation and delivery. Any manufacturing disruption by our usual contractors could impair our ability to fulfill orders. We may be unable to manage our relationships with our usual contractors effectively as they may experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, customer concerns about the contractor or our failure to extend existing task orders or issue new task orders, or otherwise fail to meet our future requirements for timely delivery. Similarly, to the extent that our usual contractors procure materials on our behalf, we may not benefit from any warranties received by our usual contractors from the suppliers or otherwise have recourse against the original supplier of the materials or even the manufacturer. In such circumstances, if the original supplier were to provide us or our usual contractors with faulty materials, we might not be able to recover the costs of such materials or be compensated for any damages that arise as a result of the inclusion of the faulty components in our products.

If any of our contractors fail to deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services, then our ability to fulfill our obligations may be jeopardized. In addition, the absence of qualified contractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts. One or more of our usual contractors may suffer an interruption in its business, or experience delays, disruptions or quality control problems in its manufacturing operations, or seek to terminate its relationship with us, or we may choose to change or add additional contractors for other reasons. Additionally, we do not have long-term supply agreements with our usual contractors. As a result, we may be unable to renew or extend our agreement on terms favorable to us, if at all. Although the manufacturing services required to manufacture and assemble our products may be readily available from a number of established manufacturers, it may be risky, time consuming and costly to qualify and implement new manufacturer relationships.

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

If our products contain defects or otherwise fail to perform as expected, we could be liable for damages and incur unanticipated warranty claims, recall and other related expenses, our reputation could be damaged, we could lose market share and, as a result, our financial condition or results of operations could suffer.

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

The current generation of our FullMAX, Optimus System™ and Iron Drone Raider™ technology platforms have only been developed in the last several years and will continue to evolve. Deploying and operating our technology is complex and, until recently, had been done primarily by a small number of customers. As the size, complexity and scope of our deployments grow we have been able to test product performance at a greater scale and in a variety of new geographic settings and environmental conditions. As the number, size and complexity of our deployments grow and we deploy our technology platforms for new applications in new critical infrastructure industries, we may encounter unforeseen operational, technical and other challenges, some of which could cause significant delays, trigger contractual penalties, result in unanticipated expenses, and/or damage to our reputation, each of which could materially and adversely affect our business, financial condition and results of operations.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications and new environments, and introducing new products and services that achieve market acceptance. We plan to incur substantial research and development costs as part of our efforts to design, develop and commercialize new products and services and enhance existing products. For example, we will incur research and development costs to improve the functionality of our acoustic DAA solution configuration in certain environments, in addition to integrating new payloads to broaden the functionality of our Optimus System™ and Iron Drone Raider™. Further, our research and development programs may not produce successful results, and our new products and services may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.

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

We depend, in part, on the performance of Eric Brock, our Chief Executive Officer and President, Neil Laird, our Interim Chief Financial Officer, Treasurer and Secretary, Markus Nottelmann, Chief Executive Officer of Ondas Networks, Menashe Shahar, the Chief Technology Officer of Ondas Networks, Oshri Lugassi the Co-Chief Executive Officer of OAS, Meir Kliner the President of OAS and Yishay Curelaru the Chief Financial Officer of Airobotics to operate and grow our business. The loss of any of Messrs. Brock, Laird, Nottelmann, Shahar, Lugassi, Kliner or Curelaru could negatively impact our ability to execute our business strategies. Although we have entered into employment agreements with Messrs. Brock, Nottelmann, Shahar, Lugassi, Kliner and Curelaru, we may be unable to retain them or replace any of them if we lose their services for any reason.

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

In order to produce our Optimus System™ and Iron Drone Raider™ and related safety systems, we obtain certain hardware components, as well as subsystems and systems from a limited group of suppliers, some of which are sole source suppliers. We do not have long-term agreements with any of these suppliers that obligate them to continue to sell components, subsystems, systems or products to us. Our reliance on these suppliers involves significant risks and uncertainties, including whether our suppliers will provide an adequate supply of required components, subsystems, or systems of sufficient quality, will increase prices for the components, subsystems or systems and will perform their obligations on a timely basis.

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

Because we currently do not have long-term supply contracts with guaranteed pricing, we are subject to fluctuations in the prices of the raw materials, parts and components and equipment we use in the production of our Optimus System™ and Iron Drone Raider™. Substantial increases in the prices for such raw materials, components and equipment would increase our operating costs and could reduce our margins if we cannot recoup the increased costs through increased prices. Any attempts to increase prices of our automated data solutions in response to increased costs could be viewed negatively by our customers and could adversely affect our business, prospects, financial condition and operating results.

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

In December 2024, the Company bypassed the qualitative analysis and proceeded directly to a quantitative analysis. The Company engaged a third-party service provider to carry out a valuation of the OAS reporting unit. Using a discounted cash flow model and market approach model with updated forecasts for revenue and cash flows, it was determined that the fair value of the reporting unit was higher than the carrying value as of December 31, 2024, and no further impairment to goodwill was necessary as of December 31, 2024. See Note 5 – Goodwill and Business Acquisition of the accompanying Consolidated Financial Statements for further information regarding the impairment of goodwill.

War, terrorism, and other acts of violence may affect the markets in which we operate, our clients and our product and service delivery.

Our business may be adversely affected by regional or global instability, disruption or destruction, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest. For example, the war in Israel and the significant military action against Ukraine launched by Russia may affect the markets in which we operate. Such events may cause clients to delay their decisions on spending for the products and services provided by us and give rise to sudden significant changes in regional and global economic conditions and cycles. These events pose risks which could materially adversely affect our financial results.

Since Airobotics is located in Israel, the Company has considered various ongoing risks relating to the military operation and related matters. All of the Company’s workforce in Israel returned to work and inventory production restraints have eased. The Company is closely monitoring how the military operation and related activities could adversely affect its anticipated milestones and its Israel-based activities to support future operations, including the Company’s ability to import materials that are required to construct the Optimus System™ and the Iron Drone Raider™ and to ship them outside of Israel. To date, we have not had material disruptions to our ability to produce, manage and deliver products and services to customers as our U.S. teams have supported our ongoing operations in Israel and the Middle East; however, a prolonged war or an escalation of the current conditions in Israel could materially adversely affect our business, financial condition, and results of operations. Due to the ongoing and evolving nature of these events, the extent of the adverse effect on our business operations is still unknown.

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

On February 14, 2012, the FAA Modernization and Reform Act of 2012 was enacted, establishing various deadlines for the FAA to allow expanded use of small UAS for both public and commercial applications. On June 21, 2016, the FAA released its final rules regarding the routine use of certain small UAS (under 55 pounds) in the U.S. National Airspace System pursuant to the act (the “Part 107 Rules”). The Part 107 Rules, which became effective in August 2016, provided safety regulations for small UAS conducting non-recreational operations and contain various limitations and restrictions for such operations, including a requirement that operators keep UAS within visual-line-of-sight and prohibiting flights over unprotected people on the ground who are not directly participating in the operation of the UAS. On December 28, 2020, the FAA announced final rules requiring remote identification of drones and allowing operators of small drones to fly over people and at night under certain conditions. On June 8, 2021, the FAA announced the formation of an Aviation Rulemaking Committee (“ARC”) to develop new rules to further define regulations for the operations of UAS Beyond Visual Line-of-Site (“BVLOS”). The timing of additional rulemaking is uncertain as is the outcome of the still developing regulatory environment related to the operation of small UAS. Additionally, recent focus on reducing the size of the federal workforce could negatively impact the availability of resources within the FAA which could delay our progress towards certification.

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

Substantially all our current wireless networking products depend on the availability and are subject to the use of licensed radio frequencies regulated by the FCC in the United States.

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

In connection with our business, we receive, collect, process and retain certain personal and confidential customer information. As a result, we are subject to increasingly rigorous federal, state and international laws regarding privacy and data protection. Personal privacy, data protection and information security are significant issues in the United States and the other jurisdictions where we offer our products and services. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, including the United States Federal Trade Commission (“FTC”) and various state, local and foreign bodies and agencies. We also execute confidentiality and data protection agreements with various parties under which we are required to protect their confidential information.

The United States federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of personal information of individuals, including end-customers and employees. In the United States, the FTC and many state attorney generals are applying federal and state consumer protection laws to the online collection, use and dissemination of data. Additionally, many foreign countries and governmental bodies, and other jurisdictions in which we operate or conduct our business, have laws and regulations concerning the processing of personal information obtained from their residents or by businesses operating within or processing personal information that falls within their jurisdiction. These laws and regulations often are more restrictive than those in the United States in certain areas, whereas U.S. laws may impose requirements not included in their international counterparts. Such laws and regulations may, for example, require companies to implement new privacy and security policies and practices, permit individuals to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes.

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

In addition to the United States, Airobotics operates in Israel, Singapore and the United Arab Emirates. The international scope of Airobotics’ business requires us to comply with a wide range of national and local laws and regulations, which may in certain cases diverge from or even conflict with each other. Restrictions imposed on us by the Israel government, as a result of strategic ties and treaties with foreign countries, limit our activities and access to certain countries, in a manner that may restrict and even prevent in certain situations our operations in certain countries and affect its results.

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

In addition, the global economy has recently seen a rise in tariffs and threats of tariffs. While tariffs have not had a material impact on our business, financial condition or results of operations to date, new tariffs could increase the costs of raw materials and other goods, both for us and our suppliers, which could impact our business, particularly as we begin to scale our manufacturing operations.

Risks Related to our Intellectual Property

Our ability to protect our intellectual property and proprietary technology is uncertain.

We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies and intellectual property. As of this filing, the Ondas Networks segment held a total of eight issued patents in the U.S., six issued international patents, seven patent pending applications in the U.S., and five international pending patent application. The Ondas Networks segment patents expire between 2029 and 2041, subject to any patent extensions that may be available for such patents. As of this filing, the OAS segment held a total of six issued patents in the U.S., 22 issued international patents, and four international pending patent applications. The OAS segment patents expire between 2034 and 2048, subject to any patent extensions that may be available for such patents. Our intellectual property incorporates internally developed software and hardware design incorporating machine and computer vision and was developed with artificial intelligence and machine learning techniques. This intellectual property is critical to the development of end-to-end systems which reliably enable the automated operation of drones in real-world environments.

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

Airobotics conducts a significant portion of its operations outside of the United States, which also operate in their respective local currencies, the most significant of which are currently the Israeli New Shekel, the Singapore Dollar and the Emirati Dirham. Therefore, our international operations accounts for a significant portion of our overall operations than they previously did and our exposure to fluctuations in foreign currency exchange rates has increase. Because our financial statements continue to be presented in U.S. dollars, the local currencies of Airobotics will be translated into U.S. dollars at the applicable exchange rates for inclusion in our Consolidated Financial Statements, thereby increasing the foreign exchange translation risk.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in the aggregate, beneficially own approximately 23.2% of our outstanding common stock as of March 10, 2025, and as of the date of this filing. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

Some of these persons or entities may have interests different than yours. For example, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.

We may issue more shares to raise additional capital, which may result in substantial dilution.

Our Amended and Restated Articles of Incorporation authorize the issuance of a maximum of 300,000,000 shares of common stock. Any additional financings effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of common stock held by our then existing stockholders. In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may be higher or lower than the price per share of our common stock at that time. Also, we have reserved 11,000,000 and 3,333,334 shares of common stock for issuance pursuant to future awards under the Ondas Holdings Inc. 2021 Stock Incentive Plan, as amended (the “2021 Plan”) and 2018 Equity Incentive Plan (the “2018 Plan”), respectively. As of December 31, 2024, the number of securities remaining available for future issuance under the 2021 Plan and 2018 Plan is 6,573,078 and 1,207,078 shares of common stock, respectively. The issuance of such additional shares of common stock, or securities convertible or exchangeable into common stock, may cause the price of our common stock to decline. Additionally, if all or a substantial portion of these shares are resold into the public markets then the trading price of our common stock may decline.

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

If our shares become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on Nasdaq and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling shares.

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

As part of our broader risk management framework, we have identified the potential cybersecurity risks to our business and implemented structured controls to mitigate them. Our business applications and hosting services are designed to minimize the impact of cybersecurity incidents, with designated backup systems in place where necessary.

To enhance cybersecurity resilience, we have implemented a structured Information Security Management System (ISMS) certified in accordance with ISO 27001, providing a comprehensive approach to managing cybersecurity risks and aligning with industry best practices. Our risk mitigation efforts include a combination of administrative, technical, and operational controls, such as real-time monitoring and detection activities, anti-malware and endpoint protection solutions, annual employee cybersecurity training, regular security audits, third-party penetration testing, and a clear communication and reporting structure to facilitate timely responses to security incidents.

We have a Cybersecurity Incident Response Plan (CIRP) that defines roles, responsibilities, and reporting mechanisms, as well as a structured incident response process covering preparation, detection, response, documentation, and post-incident analysis. This plan outlines possible cybersecurity threats and response measures for incidents such as denial-of-service attacks, malicious code attacks, website defacement, data corruption, and data leakage. In addition, we maintain a Business Continuity Plan (BCP) in accordance with ISO 27001 to ensure operational resilience, including detailed continuity procedures, system restoration timeframes, and recovery strategies for various scenarios.

To address cybersecurity risks associated with third-party service providers, we have established procedures, policies, and tools for identifying, assessing, and mitigating potential threats. This process begins with a third-party risk assessment, which is performed and updated as needed. Our Information Security Guidelines for Suppliers ensure compliance with security standards, while our Access Control Policies regulate third-party access to sensitive systems, and our Cloud System Information Security Procedures govern data security in cloud environments. We also engage third-party consultants to assist in designing and enhancing our cybersecurity risk management framework, including penetration testing and continuous threat monitoring.

To date, we have not encountered cybersecurity threats or incidents that have had a material impact on our business.

Governance

Our Board of Directors has specific oversight responsibility for cybersecurity, which also oversees our general risk management. The Board of Directors reviews and discusses with management our policies, practices and risks related to information security and cybersecurity.

Our Chief Financial Officer has primary responsibility for assessing, monitoring, and managing cybersecurity risks. Leaders of our Ondas Networks and OAS segments, along with the Chief Financial Officer, meet quarterly to assess cybersecurity risks, identify emerging threats, and evaluate our risk management framework. The Chief Financial Officer provides quarterly updates to the Board of Directors on any cybersecurity-related risks. Our incident response plan includes notifying the Board of Directors of any material threats or incidents as they arise. Although these members of our senior management do not have direct cybersecurity expertise obtained through certifications, their experience managing the Company, which includes consulting and coordinating as necessary with in-house and third-party information technology specialists, enables them to effectively assess and manage material risks from cybersecurity threats.

At OAS, risk management oversight is further managed through our Head of Information Security, who is responsible for overseeing the information security aspects of our cybersecurity framework. Our Head of Information Security brings extensive expertise to the role, with military experience in information security, a B.Sc. in Information Systems Engineering, and specialized training in computer and information systems security/information assurance from the TÜV SÜD Academy. Additionally, our Head of Information Security is certified by the Standards Institution of Israel as a Senior Internal Auditor for ISO 27001. Her areas of expertise include performing risk assessments, developing business continuity plans, drafting information security policies and procedures, conducting internal audits, leading information security training, and evaluating information systems

This structured approach ensures that our cybersecurity governance remains robust, proactive, and aligned with industry best practices.

At Ondas Networks, risk management is further managed through the use of expert third party companies to assist in managing relevant risks. In particular, the Company outsources its information technology function and monitoring to a third-party provider whereby it benefits from a professionally managed network monitoring, management, maintenance, detection and response system and a 24/7 security operations center with both onsite and remote support services. Any cybersecurity incident would be reported to the Company promptly by our third-party consultant.

Item 2. Properties.

On October 4, 2024, we entered into a short-term operating lease agreement for office space located at One Marina Park Drive, Suite 1410, Boston, MA, which serves as Ondas Holdings’ corporate headquarters. The lease commenced on October 15, 2024, and is effective through April 30, 2025, wherein rent is $267 per month. On January 10, 2025, we renewed the lease through July 31, 2025, wherein rent is $288 per month for May 1, 2025 through July 31, 2025.

Our offices and facilities for Ondas Networks are located at 920 Stewart Drive, Suite 100, Sunnyvale, CA. On August 7, 2023, Ondas Networks entered into a 72-month operating lease agreement with the owner and landlord of 21,537 square feet of other office space in Sunnyvale, CA (the “2023 Lease”). The lease commenced October 1, 2023, and is effective through September 30, 2029, wherein base rent is $77,533 per month, increasing approximately 3% annually, with a security deposit due in the amount of $269,428. Base rent for the 2023 Lease was abated during the first twelve months of the term of the lease.

Our offices and facilities for American Robotics are located at 936 Ridgebrook Road, Sparks, MD. On January 1, 2025, American Robotics entered into a 48-month operating lease agreement for office space in Sparks, Maryland through December 31, 2028, wherein base rent is $90,590 per year starting January 1, 2025, with an annual increase of 2% through December 31, 2028.

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

Our offices and facilities for Airobotics are located at 8 Modi’in St, Petah Tikva, Israel, representing approximately 13,240 square feet and an adjacent yard with an area of approximately 9,690 square feet which Airobotics leases according to three different lease agreements. These agreements are with respect to different sections of the entire leased area and were in effect through December 31, 2023, February 28, 2024, and November 30, 2024 wherein the base rate of the entire leased area is approximately $20,500 per month. The expired leases are currently being leased on a month-to-month basis.

On November 25, 2024, Airobotics entered into a 24-month lease agreement with the owner and landlord of office space in Dubai, United Arab Emirates (the “Dubai Office Lease”). The Dubai Office Lease commenced on December 1, 2024, and is an operating lease through December 2, 2026. Base rent for the full lease term is $272,262, which was paid in full in December 2024.

We believe that our offices and facilities are sufficient for our current needs.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these, or other matters may arise from time to time that may harm our business. We are not currently involved in any legal proceeding or investigation by a governmental agency that we believe will have a material adverse effect on our business, financial condition, or operating results. For information related to our legal proceedings, refer to Note 14 —Commitments and Contingencies of the accompanying Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On December 4, 2020, our common stock was uplisted from the OOTCQB to the Nasdaq Capital Market (“Nasdaq”) under the symbol “ONDS” where it continues to trade on a very limited basis.

Stockholders

As of March 12, 2025, there were approximately 98 stockholders of record.

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

Unregistered Sales of Securities

None during the year ended December 31, 2024.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None during the quarter ended December 31, 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and the notes to those financial statements included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview

Ondas Holdings Inc. (“Ondas Holdings,” the “Company,” “we” or “our”) is a leading provider of private wireless, drone, and automated data solutions through its subsidiaries Ondas Networks Inc., a Texas corporation (“Ondas Networks”), Ondas Autonomous Systems Inc., a Nevada corporation (“OAS”), which wholly-owns Airobotics Ltd., an Israeli company (“Airobotics”), and American Robotics, Inc., a Delaware corporation (“American Robotics”).

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

Ondas Networks Segment

Ondas Networks provides wireless connectivity solutions enabling mission-critical Industrial Internet applications and services. We refer to these applications as the Mission-Critical Internet of Things (“MC-IoT”). Our wireless networking products are applicable to a wide range of MC-IoT applications, which are most often located at the very edge of large industrial networks. These applications require secure, real-time connectivity with the ability to process large amounts of data at the edge of large industrial networks. Such applications are required in all of the major critical infrastructure markets, including rail, electric grids, drone operations, oil and gas, and public safety, homeland security and government, where secure, reliable and fast operational decisions are required in order to improve efficiency and ensure a high degree of safety and security. Our MC-IoT intellectual property has been adopted by the Institute of Electrical and Electronics Engineers (“IEEE”), the leading worldwide standards body in data networking protocols, and forms the core of the IEEE 802.16 standard. Because standards-based communications solutions are preferred by our mission-critical customers and ecosystem partners, we continue to take a leadership position in IEEE as it relates to wireless networking for industrial markets.

We design, develop, manufacture, sell and support FullMAX, our patented, Software Defined Radio (“SDR”) platform for secure, private, wide-area broadband networks. Our customers install FullMAX systems in order to upgrade and expand their legacy wide-area network infrastructure. By upgrading their legacy systems, customers benefit from significant increases in data throughput which enables new applications. We have targeted the North American freight rail operators for the initial adoption of our FullMAX platform. These rail operators currently operate legacy communications systems utilizing dated narrowband wireless technologies for voice and data communications. These legacy wireless networks have limited data capacity and are unable to support the adoption of new, intelligent train control and management systems. The freight rail operators through the Association of American Railroads (“AAR”), its advisory subsidiary MxV Rail, as well as the American Railway Engineering and Maintenance Association (“AREMA”), have adopted the IEEE 802.16 standard for future private wireless networks.

Our software-based FullMAX platform is an important and timely upgrade solution for privately-owned and operated wireless wide-area networks, leveraging Internet Protocol-based communications to provide security, more reliability and significant data throughput for our mission-critical infrastructure customers. We believe industrial and critical infrastructure markets throughout the globe have reached an inflection point where legacy serial and analog based protocols no longer meet industry needs. In addition to offering enhanced data throughput, FullMAX is an intelligent networking platform enabling the adoption of sophisticated operating systems and equipment supporting next-generation MC-IoT applications over wide field areas. These new MC-IoT applications and related equipment require more processing power at the edge of large industrial networks and the efficient utilization of network capacity and scarce bandwidth.

Industry Partnerships

Ondas Networks continues to develop partnerships in the rail space to develop and market wireless communications products and services based on Ondas Networks’ technology. Our partnership with Siemens Mobility (“Siemens”) is geared to market our FullMAX-based networking technology and services and to jointly develop certain wireless communications products for the North American Rail Industry based on Siemens’ Advanced Train Control System (“ATCS”) protocol and our FullMAX MC-IoT platform. We are working with other industry partners to commercialize our platform technologies for specific use cases and to drive broad industry adoption of dot16 applications.

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

Our unique, fully autonomous platforms enable cutting-edge aerial capabilities and are designed to serve and protect critical infrastructure and operations. Our business focuses on end-user entities in defense, homeland security, public safety, smart city, airport authorities, and other governmental entities together with commercial operators of critical industrial and technology facilities such as oil & gas, seaports, mining, and heavy construction as well as for data centers and semiconductor fabs. For these industries, OAS provides specialized real-time aerial data capturing and aerial protection solutions in the most complex environments such as urban areas, sensitive and critical facilities and field area operations, and high-priority projects. In addition, we offer a wide suite of supplementary, enabling services for successful implementation such as AI data analytics, data automation, IT implementation, safety planning, certification, training, and maintenance, handling all the complex aspects of such high-performance drone operations.

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

The Company is closely monitoring how the military operation and related activities could adversely affect its anticipated milestones and its Israel-based activities to support future operations, including the Company’s ability to import materials that are required to construct the Optimus System™ and to ship them outside of Israel. Although there have been disruptions in our business and operations, the Company has determined that there have not been any materially adverse effects on its business or operations. The Company does not believe the disruptions in its business and operations will have an enduring impact on its business and operations, but it continues to monitor the situation, as any future escalation or change could result in a material adverse effect on the ability of the Company’s Israeli office to support the Company’s activities. The Company does not have any specific contingency plans in the event of any such escalation or change.

Results of Operations

Year ended December 31, 2024 compared to year ended December 31, 2023

Revenues

	Year Ended December 31,
	2024	2023	Increase (Decrease)
Revenue, net
Ondas Networks	$1,931,519	$6,722,230	$(4,790,711)
OAS	5,261,175	8,969,200	(3,708,025)

Total	$7,192,694	$15,691,430	$(8,498,736)

Revenue decreased by $8,498,736 to $7,192,694 for the year ended December 31, 2024 from $15,691,430 for the year ended December 31, 2023. Revenues during the year ended December 31, 2024 included $2,796,178 for products, $2,491,955 for service and subscriptions, and $1,904,561 for development agreements, primarily with Siemens. Revenues during the same period in 2023 included $12,102,388 for products, $2,126,560 for service and subscriptions, and $1,462,482 for development agreements primarily with Siemens. The decrease in our revenues was primarily the result of a decrease of approximately $5,221,000 in product sales, mainly to Siemens, at Ondas Networks, as further orders have been delayed by the railroads, as they work on implementing the 900 MHz band network; a decrease of approximately $4,085,000 in decreased product sales at OAS, who had multi-drone orders during the year ended December 31, 2023, but no comparable sales until the second half of 2024. These decreases were offset by an increase of approximately $344,000 in maintenance, service, support, and subscriptions revenue and an increase of approximately $33,000 in development revenue at OAS due to new orders at Airobotics and American Robotics. Further offset by an increase of approximately $21,000 in service revenue at Ondas Networks, and an increase of approximately $409,000   in development revenue to Siemens, related to a new development agreement at Ondas Networks.

Cost of goods sold

	Year Ended December 31,
	2024	2023	Increase (Decrease)
Cost of goods sold
Ondas Networks	$2,290,324	$4,647,931	$(2,357,607)
OAS	4,557,187	4,662,325	(105,138)

Total	$6,847,511	$9,310,256	$(2,462,745)

Cost of goods sold decreased by $2,462,745 to $6,847,511 for the year ended December 31, 2024 from $9,310,256 for the year ended December 31, 2023. The decrease in cost of goods sold was primarily a result of decreased revenue for the year ended December 31, 2024, as compared to the year ended December 31, 2023. Cost of goods sold at OAS did not decrease in the same ratio as revenue because of fixed manufacturing costs.

Gross profit

	Year Ended December 31,
	2024	2023	Increase (Decrease)
Gross profit
Ondas Networks	$(358,805)	$2,074,299	$(2,433,104)
OAS	703,988	4,306,875	(3,602,887)

Total	$345,183	$6,381,174	$(6,035,991)

Our gross profit decreased by $6,035,991 to $345,183 for the year ended December 31, 2024 compared to $6,381,174 for the year ended December 31, 2023 based on the changes in revenues and cost of goods sold as discussed above. Gross profit for the years ended December 31, 2024 and 2023 was 5% and 41%, respectively. The decrease in gross margin of 36% is due to the change in the mix of revenues during the year ended December 31, 2024, which included development projects with lower gross margins as compared to product revenue with higher gross margins during the year ended December 31, 2023, as well as certain fixed costs related to OAS delivery.

Operating Expenses

	Year Ended December 31,
	2024	2023	Increase (Decrease)
Operating expenses:
General and administrative	$17,141,882	$21,556,976	$(4,415,094)
Sales and marketing	5,336,204	5,908,263	(572,059)
Research and development	12,476,401	17,145,235	(4,668,834)
Long-term equity investment impairment	-	1,500,000	(1,500,000)

Total	$34,954,487	$46,110,474	$(11,155,987)

Our principal operating costs include the following items as a percentage of total operating expenses:

	Year Ended December 31,
	2024	2023
Human resource costs, including benefits	40%	34%
Travel and entertainment	2%	2%
Other general and administration costs:
Professional fees and consulting expenses	10%	10%
Facilities and other expenses	13%	10%
Depreciation and amortization	14%	11%
Long-term asset impairment	-%	9%
Other research and deployment costs, excluding human resources and travel and entertainment	18%	21%
Other sales and marketing costs, excluding human resources and travel and entertainment	3%	3%

Operating expenses for the year ended December 31, 2024 decreased by $11,155,987, or 24%, as a result of the following items:

Human resource costs, including benefits	$(1,810,417)
Travel and entertainment	118,277
Other general and administration costs
Professional fees and consulting costs	(1,151,589)
Facilities and other expenses	(35,677)
Depreciation and amortization	(277,712)
Long-term asset impairment	(3,935,139)
Other research and deployment costs, excluding human resources and travel and entertainment	(3,537,604)
Other sales and marketing costs, excluding human resources and travel and entertainment	(526,126)
$(11,155,987)

The decrease in operating expenses was primarily due to:

(i)	A decrease of approximately $1,810,000 in human resource costs, of which approximately $1,065,000 relates to reduced headcount at OAS and synergies achieved by integrating American Robotics and Airobotics, and a decrease of approximately $937,000 related to a decreased headcount and bonus expense at Ondas Networks and Ondas Holdings, partially offset by an increase of approximately $192,000 in stock-based compensation at the Company due to new warrants issued during the year ended December 31, 2024;

(ii)	A decrease of approximately $1,152,000 in professional fees and consulting costs, of which approximately $1,596,000 relates to legal and accounting fee costs, primarily for costs incurred during the year ended December 31, 2023 for a public offering in 2023 that was not consummated, the acquisition of Airobotics, and legal fees surrounding the acquisition of Ardenna, which were partially recovered in the year ended December 31, 2024, partially offset by an increase of approximately $444,000 related to increased use of third-party contractors and consultants;

(iii)	A decrease of approximately $3,935,000 in long-term asset impairment related to impairment of our long-term equity investment of $1,500,000 and impairment of the American Robotics Waltham Lease right-of-use asset and the associated leasehold improvement and furniture and fixtures of approximately $2,511,000 recognized during the year ended December 31, 2023;

(iv)	A decrease of approximately $3,538,000 in other research and development costs, excluding human resources and travel and entertainment, of which approximately $592,000 relates to settlement of all amounts due to a vendor under previous development and manufacturing agreements during the year ended December 31, 2024 at American Robotics, approximately $1,368,000 relates to one-time costs incurred during the year ended December 31, 2023 associated with terminating a development contract at American Robotics, approximately $274,000 relates to synergies achieved by integrating American Robotics and Airobotics, and approximately $1,304,000 relates to additional development expenses allocated to cost of goods sold at Ondas Networks; and

(v)	A decrease of approximately $526,000 in other sales and marketing costs, excluding human resources and travel and entertainment, primarily related to a decrease in use of third-party contractors and consultants.

Operating Loss

	Year Ended December 31,
	2024	2023	Decrease

Operating loss	$(34,609,304)	$(39,729,300)	$5,119,996

As a result of the foregoing, our operating loss decreased by $5,119,996, or 13%, to $34,609,304 for the year ended December 31, 2024, compared with $39,729,300 for the year ended December 31, 2023. Operating loss decreased primarily as a result of a decrease in operating expenses as described above, partially offset by decreased revenue and gross margin for the year ended December 31, 2024.

Total Other Income (Expense), net

	Year Ended December 31,
	2024	2023	Decrease

Total other income (expense), net	$(3,398,453)	$(5,115,572)	$1,717,119

Total other expense, net, decreased by $1,717,119, to $3,398,453 for the year ended December 31, 2024, compared with $5,115,572 for the year ended December 31, 2023. Total other expense, net decreased primarily as a result of a decrease of approximately $574,000 from the change in fair value of government grant liability; a decrease in interest expense of approximately $534,000 primarily related to amortization of debt discount and debt issuance costs; an increase in interest income of approximately $111,000 due to interest earned on cash deposits; a decrease of approximately $161,000 in other expense primarily related to an impairment of deferred offering costs of approximately $116,000 related to the termination of the ATM Agreement during the year ended December 31, 2023; and a decrease in foreign exchange loss, net of approximately $337,000.

Net Loss

	Year Ended December 31,
	2024	2023	Decrease

Net Loss	$(38,007,757)	$(44,844,872)	$6,837,115

As a result of the net effects of the foregoing, net loss decreased by $6,837,115, or 15%, to $38,007,757 for the year ended December 31, 2024, compared with $44,844,872 for the year ended December 31, 2023. Net loss per share of common stock, basic and diluted, was $(0.61) for the year ended December 31, 2024, compared with $(0.88) for the year ended December 31, 2023.

Summary of (Uses) and Sources of Cash

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(33,469,623)	$(34,019,519)
Net cash provided by (used in) investing activities	(1,731,676)	536,273
Net cash provided by financing activities	50,178,620	18,730,150
Increase (decrease) in cash, cash equivalents, and restricted cash	14,977,321	(14,753,096)
Cash, cash equivalents, and restricted cash, beginning of period	15,022,000	29,775,096
Cash, cash equivalents, and restricted cash, end of period	$29,999,321	$15,022,000

The principal use of cash in operating activities for the year ended December 31, 2024, was to fund the Company’s current expenses primarily related to operating activities necessary to allow us to service and support customers.

The decrease in cash flows used in operating activities of $549,896 was primarily due to a decrease in net loss of approximately $6,837,000, of which approximately $1,409,000 relates to non-cash and credits, including depreciation, amortization of debt discount and issuance costs, amortization of intangibles assets and right of use asset, stock-based compensation, and change in fair value of government grant liability; approximately $4,011,000 relates to non-cash impairment of long-term assets; offset by changes in operating assets and liabilities resulting in a cash outflow of approximately $867,000.

The increase in cash flows used in investing activities of $2,267,949, relates to an increase of approximately $1,452,000 in payments made for purchase of equipment, software intangibles and patent costs, and a decrease of approximately $47,000 from net of proceeds from sale of equipment, combined with a decrease of approximately $1,049,000 for cash acquired with the Airobotics acquisition in the year ended December 31, 2023, partially offset by the decrease of approximately $280,000 for cash paid for asset acquisitions in the year ended December 31, 2023.

The increase in cash provided by financing activities of $31,448,470 was due to an increase in net proceeds from convertible debt of approximately $27,687,000, increase in net proceeds from notes payable of approximately $1,422,000, increase in proceeds from exercise of options and warrants of approximately $18,000, increase in net proceeds of approximately $110,000 from government grants, and approximately $7,304,000 in net proceeds from the sale of the Company’s Common Stock and warrants. Combined with a decrease of approximately $4,355,000 in cash payments on the 2022 Convertible Exchange Notes and a decrease of approximately $1,140,000 in cash payments for Airobotics related debt. This was partially offset by a decrease in net proceeds of approximately $10,317,000 from the sale of noncontrolling interest in Ondas Networks and an increase of approximately $271,000 in cash payments on the government grants liability.

Liquidity and Capital Resources

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. On December 31, 2024, we had an accumulated deficit of approximately $236,368,000. On December 31, 2024, we had net long-term borrowings outstanding of approximately $18,057,000 net of debt discount and issuance costs of approximately $1,682,000 and short-term borrowings outstanding of approximately $38,747,000, net of debt discount and issuance costs of approximately $5,825,000. On December 31, 2024, we had cash and restricted cash of approximately $29,999,000 and a working capital deficit of approximately $3,056,000. We had approximately $33,470,000 of net cash flows used in operations for the year ended December 31, 2024.

In 2024, we raised approximately $36,997,000 of net proceeds from issuance of convertible notes in Ondas Holdings, Ondas Networks, and OAS; approximately $1,422,000 of net proceeds from issuance of secured notes in Ondas Networks; approximately $7,304,000 of net proceeds from issuing common stock in Ondas Holdings, warrants in Ondas Holdings, and warrants in OAS; and approximately $4,375,000 in net proceeds from issuing additional redeemable preference shares in Ondas Networks and warrants in Ondas Holdings.

In January 2025, we raised approximately $931,000 in gross proceeds from issuance of convertible notes in Ondas Networks.

We expect to fund our operations for the next twelve months from the filing date of this Annual Report on Form 10-K from the cash on hand as of December 31, 2024, proceeds from the 2025 financing activity discussed above, gross profits generated from revenue growth, potential prepayments from customers for purchase orders, potential proceeds from warrants issued and outstanding, and additional funds that we may seek through equity or debt offerings and/or borrowings under additional notes payable, lines of credit or other sources. There is substantial doubt that the funding plans will be successful and therefore the conditions discussed above have not been alleviated. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for one year from March 12, 2025, the date the Consolidated Financial Statements were available to be issued.

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

In addition, the global economy has recently seen a rise in tariffs and threats of tariffs. While tariffs have not had a material impact on our business, financial condition or results of operations to date, new tariffs could increase the costs of raw materials and other goods, both for us and our suppliers, which could impact our business, particularly as we begin to scale our manufacturing operations.

Off-Balance Sheet Arrangements

As of December 31, 2024, we had no off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

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

Stock-Based Compensation Expense. We calculate stock-based compensation expense for option awards (“Stock-based Award(s)”) based on the estimated grant/issue date fair value using the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) and recognize the expense on a straight-line basis over the vesting period. We account for forfeitures as they occur. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period in determining the fair value of Stock-based Awards. The expected term is based on the “simplified method.” Under this method, the term is estimated using the weighted average of the service vesting period and contractual term of the option award. As the Company does not yet have sufficient history of its own volatility, the Company has identified several public entities of similar complexities and industry and calculates historical volatility based on the volatilities of these companies. Although we believe our assumptions used to calculate share-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

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

Income Taxes. As part of the process of preparing our Consolidated Financial Statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. Our provision for income taxes is determined using the asset and liability approach to account for income taxes. A current liability is recorded for the estimated taxes payable for the current year. Deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which the timing differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates or tax laws are recognized in the provision for income taxes in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized. Changes in valuation allowances will flow through the statement of operations unless related to deferred tax assets that expire unutilized or are modified through translation, in which case both the deferred tax asset and related valuation allowance are similarly adjusted. Where a valuation allowance was established through purchase accounting for acquired deferred tax assets, any future change will be credited or charged to income tax expense. See Note 13 – Income Taxes in the accompanying Consolidated Financial Statements for discussion related to Tax Reform.

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

50

Item 8. Financial Statements and Supplementary Data.

Financial statements begin on page F-1 following this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ondas Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ondas Holdings, Inc. (the Company) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations, negative cash flows from operations and a working capital deficit as of December 31, 2024. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Excess and obsolete inventory reserve

As discussed in Note 2 to the consolidated financial statements, management analyzes inventory for slow-moving and excess inventories on a recurring basis. Management establishes reserve for excess and obsolete inventories based on historical and projected sales volumes and anticipated selling prices. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. As of December 31, 2024, the Company has inventories of $9.8 million, net of excess quantities and obsolescence reserves.

We identified the Ondas Networks reserve for excess quantities and obsolete inventory as a critical audit matter because of the significant estimates and assumptions management makes to quantify the reserve. Subjective auditor judgment was required in evaluating whether historical sales experience is indicative of future product demand, as future product demand is based on the outcome of uncertain future events.

How the Critical Audit Matter Was Addressed in the Audit

We performed the following audit procedures, among others, to test management’s estimate of inventory:

–	We evaluated the reasonableness of the Company's excess and obsolete reserve policy, considering historical experience and the underlying assumptions and judgements used in the calculation.

–	Tested the accuracy and completeness of the underlying data used in the reserve calculations.

–	Recomputed the mathematical accuracy of the Company’s reserve calculations.

–	Tested the significant assumptions and the underlying inputs used by the Company in its analysis including historical sales trends, expectations regarding future demand, product life cycles and other relevant factors.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2018.

Somerset, New Jersey

March 12, 2025

ONDAS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
Current Assets:
Cash	$29,958,106	$14,979,436
Restricted cash	41,215	42,564
Accounts receivable, net	5,223,182	3,429,974
Inventory, net	9,821,692	2,186,646
Other current assets	2,476,356	2,967,619
Total current assets	47,520,551	23,606,239

Property and equipment, net	2,586,691	4,175,958

Other Assets:
Goodwill, net of accumulated impairment charges	27,751,921	27,751,921
Intangible assets, net	27,178,057	31,329,182
Deposits and other assets	663,073	599,517
Operating lease right of use assets	3,921,995	4,701,865
Total other assets	59,515,046	64,382,485
Total assets	$109,622,288	$92,164,682

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,659,643	$5,177,022
Operating lease liabilities	1,121,565	685,099
Accrued expenses and other current liabilities	4,719,214	3,587,877
Notes payable, net of unamortized debt discount and issuance costs of $226,785 and $0, respectively, related party	1,273,215	-
Convertible note payable, net of unamortized debt discount and issuance cost of $362,237 and $0, respectively, related party	5,137,763	-
Convertible note payable, net of debt discount and issuance cost of $5,236,362 and $1,968,411, respectively	31,947,445	25,692,505
Deferred revenue	329,025	276,944
Government grant liability	388,752	520,657
Total current liabilities	50,576,622	35,940,104

Long-Term Liabilities:
Notes payable	300,000	300,000
Convertible notes payable, net of current, net of unamortized debt discount and issuance cost of $1,681,784 and $391,718, respectively	15,568,216	2,812,156
Accrued interest	20,041	26,844
Government grant liability net of current	2,168,430	2,229,047
Operating lease liabilities, net of current	4,961,967	5,800,710
Other liabilities	82,500	-
Total long-term liabilities	23,101,154	11,168,757
Total liabilities	73,677,776	47,108,861

Commitments and Contingencies (Note 14)

Temporary Equity
Redeemable noncontrolling interest	19,361,205	11,920,694

Stockholders’ Equity
Preferred stock – par value $0.0001; 5,000,000 shares authorized at December 31, 2024 and December 31, 2023, respectively, and none issued or outstanding at December 31, 2024 and December 31, 2023, respectively	-	-
Preferred stock, Series A – par value $0.0001; 5,000,000 shares authorized at December 31, 2024 and December 31, 2023, respectively, and none issued or outstanding at December 31, 2024 and December 31, 2023, respectively	-	-
Common stock – par value $0.0001; 300,000,000 shares authorized at December 31, 2024 and 2023; 93,173,191 and 61,940,878 issued and outstanding, at December 31, 2024 and December 31, 2023, respectively	9,317	6,194
Additional paid in capital	252,941,813	231,488,999
Accumulated deficit	(236,367,823)	(198,360,066)
Total stockholders’ equity	16,583,307	33,135,127
Total liabilities and stockholders’ equity	$109,622,288	$92,164,682

The accompanying footnotes are an integral part of these Consolidated Financial Statements.

ONDAS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2024	2023
Revenues, net	$7,192,694	$15,691,430
Cost of goods sold	6,847,511	9,310,256
Gross profit	345,183	6,381,174

Operating expenses:
General and administration	17,141,882	21,556,976
Sales and marketing	5,336,204	5,908,263
Research and development	12,476,401	17,145,235
Long-term equity investment impairment	-	1,500,000
Total operating expenses	34,954,487	46,110,474

Operating loss	(34,609,304)	(39,729,300)

Other income (expense), net
Other income (expense), net	(19,890)	(180,904)
Change in fair value of government grant liability	94,962	(478,721)
Interest income	234,930	123,874
Interest expense	(3,620,258)	(4,154,759)
Foreign exchange loss, net	(88,197)	(425,062)
Total other income (expense), net	(3,398,453)	(5,115,572)

Loss before income taxes	(38,007,757)	(44,844,872)

Provision for income taxes	-	-

Net loss	$(38,007,757)	$(44,844,872)
Less preferred dividends attributable to noncontrolling interest	1,504,138	512,207
Less deemed dividends attributable to accretion of redemption value	2,907,567	1,001,538
Net loss attributable to common stockholders	(42,419,462)	(46,358,617)

Net loss per share - basic and diluted	$(0.61)	$(0.88)

Weighted average number of common shares outstanding, basic and diluted	69,917,062	52,740,215

The accompanying footnotes are an integral part of these Consolidated Financial Statements.

ONDAS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Redeemable Noncontrolling Interest		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2023	-	$-	44,108,661	$4,411	$211,733,690	$(153,515,194)	$58,222,907
Sale of redeemable preferred stock in Ondas Networks, net of issuance costs	429,123	10,406,949	-	-	(307,665)	-	(307,665)
Issuance of warrants in connection with the sale of redeemable preferred stock in Ondas Networks	-	-	-	-	4,593,051	-	4,593,051
Preferred dividends attributable to redeemable noncontrolling interest	-	512,207	-	-	(512,207)	-	(512,207)
Accretion of redeemable preferred stock in Ondas Networks	-	1,001,538	-	-	(1,001,538)	-	(1,001,538)
Issuance of shares in connection with acquisition of Airobotics, Ltd.	-	-	2,844,291	284	5,261,654	-	5,261,938
Issuance of shares in connection with acquisition of the assets of Iron Drone, Ltd.	-	-	46,129	5	85,795	-	85,800
Assumption of vested stock options in connection with acquisition of Airobotics, Ltd.	-	-	-	-	700,690	-	700,690
Issuance of shares for payment on convertible debt	-	-	14,028,022	1,403	9,847,884	-	9,849,287
Issuance of shares upon exercise of options	-	-	89,042	9	40,329	-	40,338
Delivery of shares for vesting of restricted stock units	-	-	824,733	82	(82)	-	-
Stock-based compensation	-	-	-	-	1,047,398	-	1,047,398
Net Loss	-	-	-	-	-	(44,844,872)	(44,844,872)
Balance, December 31, 2023	429,123	$11,920,694	61,940,878	$6,194	$231,488,999	$(198,360,066)	$33,135,127
Sale of redeemable preferred stock in Ondas Networks, net of issuance costs	108,925	3,028,806	-	-	(124,965)	-	(124,965)
Issuance of warrants in connection with the sale of redeemable preferred stock in Ondas Networks	-	-	-	-	1,471,194	-	1,471,194
Preferred dividends attributable to redeemable noncontrolling interest	-	1,504,138	-	-	(1,504,138)	-	(1,504,138)
Accretion of redeemable preferred stock in Ondas Networks	-	2,907,567	-	-	(2,907,567)	-	(2,907,567)
Sale of common stock and warrants, net of issuance costs	-	-	8,949,405	895	6,348,702	-	6,349,597
Issuance of warrants in Ondas Autonomous Systems, in connection with sale of common stock	-	-	-	-	954,737	-	954,737
Issuance of warrants in Ondas Networks, in connection with note payable	-	-	-	-	556,554	-	556,554
Issuance of warrants in Ondas Networks, in connection with convertible note payable	-	-	-	-	767,661	-	767,661
Settlement of development agreement	-	-	320,026	32	342,396	-	342,428
Issuance of shares for payment on convertible debt	-	-	21,284,556	2,129	14,225,332	-	14,227,461
Issuance of shares upon exercise of options and warrants	-	-	123,860	12	57,778	-	57,790
Delivery of shares for vesting of restricted stock units	-	-	554,466	55	(55)	-	-
Stock-based compensation	-	-	-	-	1,265,185	-	1,265,185
Net Loss	-	-	-	-	-	(38,007,757)	(38,007,757)
Balance, December 31, 2024	538,048	$19,361,205	93,173,191	$9,317	$252,941,813	$(236,367,823)	$16,583,307

The accompanying footnotes are an integral part of these Consolidated Financial Statements.

ONDAS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,007,757)	$(44,844,872)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	602,304	844,833
Amortization of debt discount and issuance cost	2,527,102	3,139,779
Amortization of intangible assets	4,220,436	4,147,092
Amortization of right of use asset	841,895	1,060,398
Provision for obsolete inventory	120,790	-
Credit losses	992,571	1,050,000
Retirement of assets	1,578	52,595
Loss on intellectual property	27,670	12,223
Gain on termination of operating lease	(12,256)	-
Impairment of long-term equity investment	-	1,500,000
Impairment of right of use asset and leasehold improvements	-	1,383,537
Impairment of property and equipment	-	1,127,768
Change in fair value of government grant liability	(214,891)	427,208
Stock-based compensation	1,265,185	1,047,398
Changes in operating assets and liabilities:
Cash paid for right of use asset	(272,262)	-
Accounts receivable	(2,890,779)	(4,263,453)
Inventory	(5,466,297)	1,481,078
Other current assets	491,263	(415,217)
Deposits and other assets	(63,556)	(318,460)
Accounts payable	1,155,590	1,241,951
Accrued expenses and other current liabilities	1,151,994	(494,029)
Deferred revenue	157,081	(1,387,099)
Operating lease liability	(179,784)	(812,249)
Other liabilities	82,500	-
Net cash flows used in operating activities	(33,469,623)	(34,019,519)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(36,540)	(70,081)
Purchase of equipment	(1,636,395)	(211,035)
Proceeds from sale of equipment	1,700	48,768
Purchase of software intangible	(60,441)	-
Cash paid for Iron Drone asset acquisition	-	(135,000)
Cash acquired on the acquisition of Airobotics Ltd.	-	1,049,454
Cash paid for Field of View LLC asset acquisition	-	(145,833)
Net cash flows provided by (used in) investing activities	(1,731,676)	536,273

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	57,790	40,338
Proceeds from convertible notes payable, net of issuance costs, related party	5,436,897	-
Proceeds from convertible notes payable, net of issuance costs	31,560,009	9,309,513
Proceeds from notes payable, net of issuance costs, related party	1,422,186	-
Proceeds from government grant	299,838	189,752
Proceeds from sale of common stock and warrants, net of issuance costs	7,304,334	-
Proceeds from sale of redeemable preferred stock in Ondas Networks, net of issuance costs	4,375,035	14,692,335
Payments on convertible notes payable	-	(4,354,911)
Payments on government grant liability	(277,469)	(6,576)
Payments on loan payable	-	(1,140,301)
Net cash flows provided by financing activities	50,178,620	18,730,150

Increase (decrease) in cash, cash equivalents, and restricted cash	14,977,321	(14,753,096)
Cash, cash equivalents, and restricted cash beginning of period	15,022,000	29,775,096
Cash, cash equivalents, and restricted cash end of period	$29,999,321	$15,022,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$21,803	$176,542
Cash paid for income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Preferred dividends attributable to redeemable noncontrolling interest	$1,504,138	$512,207
Accretion of redeemable preferred stock in Ondas Networks	$2,907,567	$1,001,538
Common stock, vested stock options, and warrants in relation to the acquisition of Airobotics, Ltd.	$-	$5,962,628
Common stock in relation to acquisition of the assets of Iron Drone, Ltd.	$-	$85,000
Debt exchanged for common stock	$14,227,461	$9,849,287
Warrants in relation to sale of redeemable preferred stock in Ondas Networks	$1,471,194	$4,593,051
Warrants in relation to sale of common stock	$2,198,559	$-
Warrants in Ondas Autonomous Systems, in relation to sale of common stock	$954,737	$-
Warrants in Ondas Networks, in relation to notes payable and convertible notes payable	$1,324,215	$-
Non-cash consideration for settlement of development agreement payable	$342,428	$-
Transfer of equipment into inventory	$2,289,539	$-
Operating leases right-of-use assets obtained in exchange of lease liabilities	$-	$3,875,700

The accompanying footnotes are an integral part of these Consolidated Financial Statements.

ONDAS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company

Ondas Holdings Inc. (“Ondas Holdings”, “Ondas”, the “Company,” “we,” or “our”) was originally incorporated in Nevada on December 22, 2014, under the name of Zev Ventures Incorporated. On September 28, 2018, we acquired Ondas Networks Inc., a Delaware corporation (“Delaware Networks”), and changed our name to Ondas Holdings Inc. On August 5, 2021, we acquired American Robotics, Inc. (“American Robotics” or “AR”), a Delaware corporation. On January 23, 2023, we acquired Airobotics, Ltd. (“Airobotics”), an Israeli-based developer of autonomous drone systems. See Note 5 – Goodwill and Business Acquisition. On December 6, 2023, the Company formed Ondas Autonomous Holdings Inc. (“OAH”), a Nevada corporation, as an intermediate holding company which now wholly-owns American Robotics and Airobotics. On August 8, 2024, the Company filed a certificate of amendment with the Secretary of State of the State of Nevada, amending Ondas Autonomous Holdings Inc.’s name to Ondas Autonomous Systems Inc. (“OAS”). On August 7, 2024, the Company formed Ondas Networks Texas Inc., a Texas corporation and wholly owned subsidiary of the Company (“Texas Networks”). Pursuant to a certain Agreement and Plan of Merger, dated August 19, 2024, Delaware Networks merged with and into Texas Networks (the “Merger”) with Texas Networks being the surviving entity resulting from the Merger and shall continuing to exist and being governed by the laws of the State of Texas under the corporate name “Ondas Networks Inc.” (“Ondas Networks”).

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

Our unique, fully autonomous platforms enable cutting-edge aerial capabilities and are designed to serve and protect critical infrastructure and operations. Our business focuses on end-user entities in defense, homeland security, public safety, smart city, airport authorities, and other governmental entities together with commercial operators of critical industrial and technology facilities such as oil & gas, seaports, mining, and heavy construction as well as for data centers and semiconductor fabs. For these industries, OAS provides specialized real-time aerial data capturing and aerial protection solutions in the most complex environments such as urban areas, sensitive and critical facilities and field area operations, and high-priority projects. In addition, we offer a wide suite of supplementary, enabling services for successful implementation such as AI data analytics, data automation, IT implementation, safety planning, certification, training, and maintenance, handling all the complex aspects of such high-performance drone operations.

Our portfolio companies, American Robotics and Airobotics, form a unique, powerful, and synergistic combination covering all the aspects required for successful Aerospace business together with data technologies and services for digital transformation industries. Our companies specialize in addressing all the challenges arising along these types of product lifecycles including research and development, manufacturing, certification, and ongoing support.

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

Liquidity

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. On December 31, 2024, we had an accumulated deficit of approximately $236,368,000. On December 31, 2024, we had net long-term borrowings outstanding of approximately $18,057,000 net of debt discount and issuance costs of approximately $1,682,000 and short-term borrowings outstanding of approximately $38,747,000, net of debt discount and issuance costs of approximately $5,825,000. On December 31, 2024, we had cash and restricted cash of approximately $29,999,000 and a working capital deficit of approximately $3,056,000. We had approximately $33,470,000 of net cash flows used in operations for the year ended December 31, 2024.

In 2024, we raised approximately $36,997,000 of net proceeds from issuance of convertible notes in Ondas Holdings, Ondas Networks, and OAS; approximately $1,422,000 of net proceeds from issuance of secured notes in Ondas Networks; approximately $7,304,000 of net proceeds from issuing common stock in Ondas Holdings, warrants in Ondas Holdings, and warrants in OAS; and approximately $4,375,000 in net proceeds from issuing additional redeemable preference shares in Ondas Networks and warrants in Ondas Holdings.

In January 2025, we raised approximately $931,000 in gross proceeds from issuance of convertible notes in Ondas Networks.

We expect to fund our operations for the next twelve months from the filing date of this Annual Report on Form 10-K from the cash on hand as of December 31, 2024, proceeds from the 2025 financing activity discussed above, gross profits generated from revenue growth, potential prepayments from customers for purchase orders, potential proceeds from warrants issued and outstanding, and additional funds that we may seek through equity or debt offerings and/or borrowings under additional notes payable, lines of credit or other sources. There is substantial doubt that the funding plans will be successful and therefore the conditions discussed above have not been alleviated. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for one year from March 12, 2025, the date the Consolidated Financial Statements were available to be issued.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Company and our subsidiaries, Ondas Networks, OAS, American Robotics, and Airobotics. All inter-company accounts and transactions between these entities have been eliminated in these Consolidated Financial Statements. The functional currency of the Company and all of our subsidiaries is the U.S. dollar.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2024 and 2023, we had no cash equivalents. Restricted cash includes cash that is not readily available for use in the Company’s operating activities. Restricted cash is attributable to minimum cash reserve requirements for Airobotics’ credit cards. The Company periodically monitors its positions with, and the credit quality of the financial institutions with which it invests. Periodically, throughout the year, and as of December 31, 2024, the Company has maintained balances in excess of federally insured limits. As of December 31, 2024, the Company was approximately $28,873,000 in excess of federally insured limits.

Accounts Receivable

Accounts receivable are stated at a gross invoice amount less an allowance for credit losses as well as net of any discounts or other forms of variable consideration. We estimate allowance for credit losses by evaluating specific accounts where information indicates our customers may have an inability to meet financial obligations, such as customer payment history, credit worthiness and receivable amounts outstanding for an extended period beyond contractual terms. We use assumptions and judgment, based on the best available facts and circumstances, to record an allowance to reduce the receivable to the amount expected to be collected. These allowances are evaluated and adjusted as additional information is received. We had no allowance for credit losses as of December 31, 2024 and 2023. During the years ended December 31, 2024 and 2023, we recognized $992,571 and $1,050,000 of expense related to credit losses, respectively.

Inventory

Inventories, which consist solely of raw materials, work in process and finished goods, are stated at the lower of cost (first-in, first-out) or net realizable value, net of reserves for obsolete inventory. We continually analyze our slow-moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. On December 31, 2024 and 2023, such reserves were $221,044 and $100,254, respectively.

Inventory consists of the following:

	December 31, 2024	December 31, 2023
Raw Material	$4,354,121	$1,499,727
Work in Process	306,016	782,770
Finished Goods	5,382,599	4,403
Less Inventory Reserves	(221,044)	(100,254)
Total Inventory, Net	$9,821,692	$2,186,646

As of December 31, 2024, the Company reclassed $2,289,539 of docking stations and drones, net into inventory, as OAS has shifted their focus from service revenue, selling a data subscription service to its customers based on the information collected by their autonomous systems, to product revenue, primarily selling their Optimus System™ and Iron Drone Raider™.

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

Impairment of Long-Lived Assets

Long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. The impairment of long-lived assets was $27,670 and $2,523,528 for the years ended December 31, 2024 and 2023, respectively. For additional information on the asset impairment charges, see Note – 2 Summary of Significant Account Policies, Leases, Note 4 – Property and Equipment, and Note 6 – Intangibles Assets.

Research and Development

Costs for research and development are expensed as incurred except for research and development equipment with alternative future use. Research and development expenses consist primarily of salaries, salary-related expenses and costs of contractors and materials.

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

The Company had no Level 3 assets that were required to be valued at fair value as of December 31, 2024. The Company had Level 3 assets that are required to be valued at fair value as of December 31, 2023, see Note – 2 Summary of Significant Account Policies, Leases, and Note 4 – Property and Equipment.

The Company had Level 3 liabilities that are required to be valued at fair value as of December 31, 2024 and 2023. The fair value of the government grant liability is determined as the sum of 3% royalty payments on forecasted future sales, discounted using the effective interest method. As of December 31, 2024, the Company made the following assumptions: (i) royalty payments will be made on future sales through 2027, and (ii) the effective interest rate is a range of 17-19%. The following table provides a reconciliation of the beginning and ending balances for the Level 3 government grant liability measured at fair value using significant unobservable inputs:

Government Grant Liability
Balance as of January 24, 2023	$1,783,403
Repayment on liability	(6,576)
Government grant liability assumed from Iron Drone asset purchase	307,122
Fair value adjustment to government grant liability assumed from Iron Drone asset purchase	48,795
Government grant proceeds received, adjusted to fair value	128,803
Net loss on change in fair value of liability	488,157
Balance as of December 31, 2023	$2,749,704
Repayment on liability	(277,469)
Government grant proceeds received, adjusted to fair value	179,909
Net gain on change in fair value of liability	(94,962)
Balance as of December 31, 2024	2,557,182

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financing as deferred offering costs until such financing is consummated. After consummation of equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs are expensed immediately as a charge to other income (expense) in the Consolidated Statements of Operations.

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

At each reporting date, the Company evaluates whether there is reasonable assurance that the liability recognized, in whole or in part, will not be repaid (since the Company will not be required to pay royalties) based on the best estimate of future sales and using the original effective interest method, which is 17-19%, and if so, the appropriate amount of the liability is derecognized through other income (expense). Amounts paid as royalties are treated as a reduction of the liability. Royalty payments are due every nine months. There is no maturity date. The liability exists until it is paid in full through royalty payments or the Company reports to the IIA there will be no further sales.

Redeemable Noncontrolling Interests

In 2023 and 2024, Ondas Networks Inc. entered into multiple agreements with a third party for the sale of redeemable preferred stock in Ondas Networks (see Note 11 – Redeemable Noncontrolling Interest). The preferred stock accrues dividends at the rate per annum of eight percent (8%) of the original issue price and can be redeemed at the request of the Holder at any time after the fifth anniversary as follows:

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

Advertising and Promotional Expenses

We expense advertising and promotional costs as incurred. We recognized expense of $76,008 and $182,070 for the years ended December 31, 2024, and 2023, respectively. These costs are included in Sales and marketing on the accompanying Consolidated Statements of Operations.

Post-Retirement Benefits

We have one 401(k) Savings Plan for US employees that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this 401(k) Plan, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. We recognized expense of $256,910 and $328,357 for the years ended December 31, 2024, and 2023, respectively.

Airobotics’ post-employment benefits are usually funded by deposits with insurance companies and are classified as defined deposit plans or defined benefit plans. Airobotics’ has defined deposit plans, in accordance with Section 14 of Severance Compensation Israeli Law, 1963, according to which Airobotics regularly makes its payments without having a legal or implied obligation to make additional payments even if the fund has not accumulated sufficient amounts to pay all employee benefits, in the current period and in previous periods. Deposits to a defined benefit plan for severance pay or benefits, are recognized as an expense when deposited with the plan in parallel with receiving work services from the employee. All of Airobotics’ employees in Israel are subject to Section 14 of Severance Compensation Israeli Law. We recognized expense of $823,870 for the year ended December 31, 2024 and $624,758 for the period of January 24, 2023 through December 31, 2023 related to these post-employment benefits.

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

Service and Subscription Revenue

Service revenue is comprised of separately priced support and maintenance sales, as well as ancillary services, directly related to product sales, including product training, installation, and onsite support. Ancillary service revenues are recognized at the point in time when those services have been provided to the customer and the performance obligation has been satisfied. The Company allocates the transaction price to the service based on the stand-alone selling prices of these performance obligations which are stated in our contracts.

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

Development Revenue

Development revenue is comprised primarily of non-recurring engineering service contracts to develop software and hardware applications for various customers. For Ondas Networks, in 2024 and 2023, a significant portion of this revenue is generated from one parent customer whereby Ondas Networks is to develop such applications to interoperate within the customers infrastructure. For these contracts, Ondas Networks and the customers work cooperatively, whereby the customers’ involvement is to provide technical specifications for the product design, as well as to review and approve the project progress at various markers based on predetermined milestones. The products developed are not able to be sold to any other customer and are based in part upon existing Ondas Networks and customer technology. Development revenue is typically recognized over time using a percentage of completion input method, whereby revenues are recorded on the basis of the Company’s estimates of satisfaction of the performance obligation based on the ratio of actual costs incurred to total estimated costs. The input method is utilized because management considers it to be the best available measure of progress as the performance obligations are completed.

Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Impacts from changes in estimates of revenue and cost of revenue are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods base in the performance completed to date.

Payment Terms

Ondas Networks’ payment terms are Net 30 days from the date of the invoices for product and services related revenue. OAS’s payment terms vary and range from Net 30 days to Net 60 days from the date of the invoices for product and services related revenue. Payment terms for the majority of development related revenue carry milestone-related payment obligations which span the contract life. For milestone-based development contracts, the customer reviews the completed milestone and once approved, makes payment pursuant to the applicable contract.

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

Contract Modification

Contracts that are modified to account for changes in contract specifications and requirements are assessed to determine if the modification either creates new or changes the existing enforceable rights and obligations. Generally, contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. For the years ended December 31, 2024 and 2023, there were no modifications to contract specifications.

Disaggregation of Revenue

The following tables present our disaggregated revenues by Type of Revenue and Timing of Revenue.

	Years Ended December 31,
	2024	2023
Type of Revenue
Product revenue	$2,796,178	$12,102,388
Service and subscription revenue	2,491,955	2,126,560
Development revenue	1,904,561	1,462,482
Total revenue	$7,192,694	$15,691,430

	Years Ended December 31,
	2024	2023
Timing of Revenue
Revenue recognized point in time	$4,496,056	$14,071,906
Revenue recognized over time	2,696,638	1,619,524
Total revenue	$7,192,694	$15,691,430

	Years Ended December 31,
	2024	2023
Country of Revenue, based on location services were provided or product was shipped to:
United States	$1,827,114	$5,717,832
United Arab Emirates	753,165	8,521,393
United Kingdom	311,214	995,357
Israel	4,283,637	429,107
India	17,564	27,741
Total revenue	$7,192,694	$15,691,430

Contract Assets and Liabilities

We recognize a receivable or contract asset when we perform a service or transfer a good in advance of receiving consideration. A receivable is recorded when our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. A contract asset is recorded when we have recognized revenue over time in accordance with meeting our performance obligation but are unable to invoice the customer yet based on the contractual invoicing terms. The contract asset is reclassified to a receivable when the right to consideration becomes unconditional. The table below details the activity in our contract assets during the years ended December 31, 2024 and 2023. Contract assets are included in Other current assets on the Consolidated Balance Sheet.

	Years Ended December 31,
	2024	2023
Balance at beginning of period	$819,107	$-
Contract assets recognized	322,888	928,995
Reclassification to Accounts receivable, net	(936,084)	(109,888)
Balance at end of period	$205,911	$819,107

We recognize a contract liability (deferred revenue) when we receive consideration from a customer, or if we have the unconditional right to consideration (i.e., a receivable), prior to satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. The table below details the activity in our contract liabilities during the years ended December 31, 2024 and 2023.

	Years Ended December 31,
	2024	2023
Balance, beginning of year	$276,944	$61,508
Additions	1,596,155	2,438,655
Transfer to revenue	(1,439,074)	(2,223,219)
Transfer to general and administrative expense	(105,000)	-
Balance, end of year	$329,025	$276,944

Revenue recognized during the year ended December 31, 2024 that was included in the contract liability opening balance was $171,944.

Warranty Reserve

For our software and hardware products, we provide a limited one-year assurance-type warranty and for our development service, we provide no warranties. The assurance-type warranty covers defects in material and workmanship only. If a software or hardware component is determined to be defective after being tested by the Company within the one-year, the Company will repair, replace or refund the price of the covered hardware and/or software to the customer (not including any shipping, handling, delivery or installation charges). We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance-type warranties and has determined that the estimated outstanding warranty obligation as of December 31, 2024 and 2023 are immaterial to the Company’s financial statements.

Leases

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. During the year ended December 31, 2024, the Company’s operating leases consisted of office spaces in Sunnyvale, CA, Marlborough, MA (the “American Robotics Lease”), Waltham, MA (the “Waltham Lease”), and Petah Tikva, Israel (the “Airobotics Leases”).

On January 22, 2021, we entered into a 24-month lease (effective April 1, 2021) with the owner and landlord (the “2021 Gibraltar Lease”), wherein the base rate was $45,000 per month, with a security deposit in the amount of $90,000. On April 1, 2023, the Company amended the 2021 Gibraltar Lease to extend the lease through September 30, 2023, wherein the base rate was $65,676 per month. On November 6, 2023, the Company amended the 2021 Gibraltar Lease, as amended to further extend the lease through June 30, 2024, wherein the base rate was $68,959 per month. As of July 1, 2024, the lease was terminated.

On August 7, 2023, Ondas Networks entered into a 72-month lease agreement with the owner and landlord of office space in Sunnyvale, CA (the “Oakmead Lease”). The Oakmead Lease commenced on October 1, 2023, and is an operating lease through September 30, 2029. Base rent is $77,533 per month, increasing approximately 3% annually, with a security deposit due in the amount of $269,428. Base rent was abated during the first twelve months of the term of the lease.

On August 5, 2021, the Company acquired American Robotics and the American Robotics Lease, located in Marlborough, Massachusetts, wherein the base rate was $15,469 per month, with an annual increase of 3% through January 2024, with a security deposit of $24,166. On August 19, 2021, American Robotics amended the American Robotics Lease to reduce their space to approximately 10,450 square feet. The amendment reduced their annual base rent to $8,802 per month, with an annual increase of 3% through January 31, 2024. On November 10, 2023, American Robotics amended the American Robotics Lease, as amended to extend the existing lease term from January 31, 2024 to January 31, 2026 and to relinquish a portion of the leased outdoor space. The annual base rent was $14,586 per month starting February 1, 2024, with an annual increase of 3.5% through January 2026. Effective September 30, 2024, the lease was terminated. The Company wrote off the remaining operating lease liability and right of use asset and recognized a gain on lease termination of $12,256, which is included in other income (expense), net in the Consolidated Statements of Operations for the year ended December 31, 2024.

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

On January 23, 2023, the Company acquired Airobotics and the Airobotics Leases, which includes office space in Petah Tikva, Israel leased according to three different lease agreements. These agreements are with respect to different sections of the entire leased area and were in effect through December 31, 2023, February 28, 2024, and November 30, 2024 wherein the base rate of the entire leased area was approximately $20,500 per month. The expired leases are being accounted for on a month-to-month basis.

On November 25, 2024, Airobotics entered into a 24-month lease agreement with the owner and landlord of office space in Dubai, United Arab Emirates (the “Dubai Office Lease”). The Dubai Office Lease commenced on December 1, 2024, and is an operating lease through December 2, 2026. Base rent for the full lease term is $272,262, which was paid in full in December 2024.

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

Lease Costs

	Years ended December 31,
	2024	2023
Components of total lease costs:
Operating lease expense	$1,016,734	$1,231,198
Common area maintenance expense	551,660	277,865
Short-term lease costs (1)	827,969	813,797
Total lease costs	$2,396,363	$2,322,860

(1)	Represents short-term leases with an initial term of 12 months or less, which are immaterial.

Lease Positions as of December 31, 2024 and 2023

ROU lease assets and lease liabilities for our operating leases were recorded in the consolidated balance sheet as follows:

	December 31,
	2024	2023
Assets:
Operating lease assets	$3,921,995	$4,701,865
Total lease assets	$3,921,995	$4,701,865

Liabilities:
Operating lease liabilities, current	$1,121,565	$685,099
Operating lease liabilities, net of current	4,961,967	5,800,710
Total lease liabilities	$6,083,532	$6,485,809

Other Leases Information

	Years ended December 31,
	2024	2023
Operating cash flows for operating leases	$1,046,541	$1,038,556

Weighted average remaining lease term (in years)- operating lease	4.50	4.73
Weighted average discount rate – operating lease	9.20%	9.99%

Undiscounted Leases Cash Flows

Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet on December 31, 2024, as follows:

Years ending December 31,
2025	$1,626,102
2026	1,641,584
2027	1,568,688
2028	1,616,022
2029	999,204
Total future minimum lease payments	$7,451,600
Lease imputed interest	(1,368,068)
Total	$6,083,532

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

The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the numerator may have to adjust for any dividends and income or loss associated with potentially dilutive securities that are assumed to have resulted in the issuance of shares of common stock, and the denominator may have to adjust to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued during the period to reflect the potential dilution that could occur from shares of common stock issuable through stock options, warrants, restricted stock units, or convertible preferred stock. For purposes of determining diluted earnings per common share, the treasury stock method is used for stock options, warrants, and restricted stock units, and the if-converted method is used for convertible preferred stock as prescribed in ASC Topic 260. Because of the net loss for the years ended December 31, 2024 and 2023, the impact of including this in our computation of diluted net loss per share was anti-dilutive.

The following potentially dilutive securities for the years ended December 31, 2024 and 2023 have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	Years Ended December 31,
	2024	2023
Warrants to purchase common stock	26,490,110	12,566,092
Options to purchase common stock	4,289,359	4,854,507
Potential shares issuable under 2022 Convertible Exchange Notes	19,356,876	62,084,776
Potential shares issuable under 2023 Additional Notes	30,011,617	29,125,732
Potential shares issuable under 2024 Additional Notes	119,544,155	-
Restricted stock units	252,417	554,466
Total potentially dilutive securities	199,944,534	109,185,573

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits. As of December 31, 2024, the Company was approximately $28,873,000 in excess of federally insured limits.

Credit is extended to customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintain an allowance for credit losses.

Concentration of Customers

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue. Revenue from significant customers, those representing 10% or more of total revenue, was composed of three customers accounting for 52%, 26% and 10% of the Company’s revenue for the year ended December 31, 2024, respectively. Three customers accounted for 43%, 33% and 22% of the Company’s revenue for the year ended December 31, 2023, respectively.

Accounts receivable from significant customers, those representing 10% or more of the total accounts receivable, were composed of two customers accounting for 78% and 10% of the Company’s accounts receivable balance as of December 31, 2024, respectively. Three customers accounted for 61%, 22% and 12% of the Company’s accounts receivable balance as of December 31, 2023, respectively.

Recently Adopted Accounting Pronouncements

As of January 1, 2024, the Company adopted the following Accounting Standards Updates (ASU), and the adoption had no impact on our accompanying Consolidated Financial Statements:

On September 30, 2022, the FASB issued ASU No. 2022-03, which (1) clarifies existing guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and (2) introduces new disclosure requirements for equity securities subject to contractual sale restrictions. The ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security. Instead, the contractual sale restriction is a characteristic of the reporting entity. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value. Additionally, the ASU clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The adoption of the pronouncement as of January 1, 2024 did not have a material impact on our accompanying Consolidated Financial Statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which amends and enhances the disclosure requirements for reportable segments. All disclosure requirements under this standard will also be required for public entities with a single reportable segment. The new standard will be effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within fiscal years beginning after December 15, 2024. The adoption of the pronouncement as of January 1, 2024 resulted in additional disclosures in the accompanying Consolidated Financial Statements, see Note 12 – Segment Information.

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)”. The amendments in ASU No. 2024-03 require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity: 1. Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (DD&A) (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e). 2. Include certain amounts that are already required to be disclosed under U.S. GAAP in the same disclosure as the other disaggregation requirements. 3. Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. 4. Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. For all public business entities, the amendments in ASU No. 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact of adopting this standard on the Company’s Consolidated Financial Statements.

In November 2024, the FASB issued ASU No. 2024-04, “Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments”. The amendments in ASU No. 2024-04 clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion, applicable only to conversions that include the issuance of all equity securities issuable pursuant to the conversion privileges provided in the terms of the debt at issuance, and make additional clarifications to assist stakeholders in applying the guidance. For all entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The Company is currently assessing the impact of adopting this standard on the Company’s Consolidated Financial Statements.

Reclassification

Certain amounts reported in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 3 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	Years Ended December 31,
	2024	2023
Prepaid insurance	$871,856	$1,035,071
Advance to vendors	1,001,818	442,727
Contract asset	205,911	819,107
VAT input credit	52,375	232,048
Receivables from employees	-	40,117
Other prepaid expenses and current assets	344,396	398,549
Total other current assets	$2,476,356	$2,967,619

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Years Ended December 31,
	2024	2023

Vehicles	$149,916	$149,916
Computer equipment	464,661	363,141
Furniture and fixtures	336,682	332,804
Leasehold improvements	3,612,176	2,534,014
Development equipment	456,686	294,288
Drones and base stations	1,012,946	3,928,958
Machinery and Equipment	67,821	60,321
Construction in progress	-	395,340
	6,100,888	8,058,782
Less: accumulated depreciation	(3,514,197)	(3,882,824)
Total property and equipment	$2,586,691	$4,175,958

Depreciation expense for the years ended December 31, 2024 and 2023 was $602,304 and $844,833, respectively. For the years ended December 31, 2024 and 2023, the Company recognized a loss on disposal of Computer equipment of $1,578 and $52,595, respectively. Loss on disposal of assets is included in Other income (expense), net in the Company’s Consolidated Statements of Operations for the years ended December 31, 2024 and 2023. As of December 31, 2024, there was $600,339 of net property and equipment located in Israel.

In 2024, the Company reclassed $2,289,539 of docking stations and drones, net into inventory, as OAS has shifted their focus from service revenue, selling a data subscription service to its customers based on the information collected by their autonomous systems, to product revenue, primarily selling their Optimus System™ and Iron Drone Raider™.

In December 2023, the Company identified a change in circumstances in connection with the American Robotics sublease effective January 15, 2024, see Note – 2 Summary of Significant Account Policies, Leases, which indicated that the carrying amount of the right of use assets, leasehold improvements, and remaining furniture and fixtures in Waltham, Massachusetts (the “Asset Group”) may not be recoverable. As a result, the Company recorded an impairment charge of $1,127,769 related to the leasehold improvements and furniture and fixtures associated with the Asset Group, which is included in General and administrative expenses in the Company’s Consolidated Statements of Operations for the year ended December 31, 2023. There was no indication of impairment for the year ended December 31, 2024.

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

As a result of the Merger, the Company was dual listed on The Nasdaq Stock Market (“Nasdaq”) and the Tel Aviv Stock Exchange (“TASE”). The first trading day of the Company’s shares on TASE was January 26, 2023. On February 8, 2024, the Company took steps to voluntarily delist the Company’s common stock from trading on TASE. The Company’s Common Stock continues to be listed for trading on Nasdaq, and all of the shares traded on the TASE were transferred to Nasdaq where they can continue to be traded. See the Current Report on Form 8-K filed with the SEC on February 8, 2024 for further details.

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

(Unaudited) Year Ended December 31,
2023
Revenue, net	$15,723,466
Net loss	$(45,272,685)
Net Loss Per Share – basic and diluted	$(0.86)

Goodwill Impairment

The Company has recognized goodwill as part of the American Robotics acquisition in 2021 and Airobotics acquisition in 2023. The changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023, are as follows:

Ondas Autonomous Systems
Balance as of January 1, 2023	$25,606,983
Goodwill acquired	2,144,938
Balance as of December 31, 2023 and 2024	$27,751,921

Goodwill is tested for impairment in the fourth quarter after the annual forecasting process. In December 2024 and 2023, the Company bypassed the qualitative analysis and proceeded directly to a quantitative analysis. The Company engaged a third-party service provider to carry out a valuation of the OAS reporting unit. Using a discounted cash flow model and market approach model with updated forecasts for revenue and cash flows, it was determined that the fair value of the OAS reporting unit was higher than the carrying value as of December 31, 2024 and 2023.

NOTE 6 – INTANGIBLE ASSETS

The components of intangible assets, all of which are finite lived, were as follows:

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life

Patents	$165,106	$(58,808)	106,298	$117,810	$(43,153)	$74,657	10
Patents in process	103,813	-	103,813	142,239	-	142,239	N/A
Licenses	241,909	(114,048)	127,861	241,909	(89,859)	152,050	10
Software	271,852	(208,699)	63,153	211,411	(167,412)	43,999	3
Trademarks	3,230,000	(1,099,226)	2,130,774	3,230,000	(776,235)	2,453,765	10
FAA waiver	5,930,000	(2,018,084)	3,911,916	5,930,000	(1,425,101)	4,504,899	10
Developed technology	27,977,331	(8,564,502)	19,412,829	27,977,331	(5,632,170)	22,345,161	3 - 10
Non-compete agreements	840,000	(840,000)	-	840,000	(840,000)	-	1
Marketing-related assets	890,000	(171,540)	718,460	890,000	(82,540)	807,460	10
Customer relationships	1,010,000	(407,047)	602,953	1,010,000	(205,048)	804,952	5
	$40,660,011	$(13,481,954)	27,178,057	$40,590,700	$(9,261,518)	$31,329,182

Amortization expense for the year ended December 31, 2024 and 2023 was $4,220,436 and $4,147,092, respectively.

We recognized losses on intellectual property of $27,670 and $12,223 due to expiration of patent applications for the years ended December 31, 2024 and 2023, respectively.

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

Expected amortization expense for the next five years for the intangible costs currently being amortized is as follows:

Year Ending December 31,	Expected Amortization
2025	$4,174,292
2026	4,090,564
2027	4,075,443
2028	3,792,280
2029	3,756,854
Thereafter	7,288,624
Total	$27,178,057

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

On July 15, 2022, Ondas Holdings irrevocably subscribed and agreed to purchase 3,357,958 shares of Series Seed Preferred Stock of Dynam for the aggregate price of $1,000,000 representing a subscription price of $0.2978 per share by way of a non-brokered private placement for approximately 8% ownership in Dynam. This brought Ondas Holdings investment in Dynam to 6,499,056 shares or approximately 19% ownership.

As of December 31, 2023, Dynam had ceased operations, and the Company recognized an impairment charge of $1,500,000, which is included in Operating expenses on the Consolidated Statements of Operations for the year ended December 31, 2023. As of December 31, 2024 and 2023 the long-term equity investment had a carrying value of $0.

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	Years Ended December 31,
	2024	2023
Accrued payroll and other benefits	$1,907,175	$2,423,709
D&O insurance financing payable	326,716	-
Accrued professional fees	191,152	315,863
VAT payable	385,279	-
Accrued interest	1,673,627	652,631
Other accrued expenses and payables	235,265	195,674
Total accrued expenses and other current liabilities	$4,719,214	$3,587,877

NOTE 9 – NOTES PAYABLE

2017 Convertible Promissory Note

On September 14, 2017, the Company and an individual entered into a convertible promissory note with unilateral conversion preferences by the individual (the “2017 Convertible Promissory Note”). On July 11, 2018, the Company’s Board approved certain changes to the 2017 Convertible Promissory Note wherein the conversion feature was changed from unilateral to mutual between the individual and the Company. The note matures on September 14, 2027.

The Company may at any time on or after a qualified public offering convert any unpaid repayment at the IPO conversion price. The conversion price is the lesser of the (i) price per share of Common Stock sold in the Qualified Public Offering, discounted by 20%, and (ii) the price per share of Common Stock based on a pre-money Company valuation of $50 million on a Fully Diluted Basis.

As of December 31, 2024 and 2023, the total outstanding balance of the 2017 Convertible Promissory Note was $300,000. The maturity date of the 2017 Convertible Promissory Note is based on the payment of 0.6% of quarterly gross revenue until 1.5 times the amount of the Note is paid. Accrued interest as of December 31, 2024 and 2023 was $20,041 and $26,844, respectively. Interest expense for both years ended December 31, 2024 and 2023 was $15,000.

2022 Convertible Promissory Notes

On October 28, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors pursuant to which we issued convertible notes (“2022 Convertible Promissory Notes”) in the principal amount of $34.5 million, with a debt discount of $4.5 million and issuance costs of $2.3 million. The net amount of proceeds to us from the 2022 Convertible Promissory Notes after deducting the placement agent’s fees and issuance costs were approximately $27,703,000. The Company intends to use the net proceeds of the 2022 Convertible Promissory Notes for general corporate purposes, including funding capital, expenditures, or the expansion of its business and providing working capital.

On January 20, 2023, the Company entered into an Amendment No. 1 to the Purchase Agreement (“Amended SPA”). The Amended SPA amends the notes as described below and was accounted for as a modification of the Purchase Agreement,

Pursuant to the terms of the Amended SPA, on January 20, 2023, the Company exchanged the 2022 Convertible Promissory Notes, on a dollar-for-dollar basis, into 3% Senior Convertible Notes Due 2024 (the “2022 Convertible Exchange Notes”).

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

The 2022 Convertible Exchange Notes bear interest at the rate of 3% per annum. The 2022 Convertible Exchange Notes are payable in monthly installments beginning on November 1, 2022, through the maturity date of April 28, 2025 (each such date, an “Installment Date”). On each Installment Date, we will make monthly payments by converting the applicable “Installment Amount” (as defined below) into shares of our Common Stock (an “Installment Conversion”), subject to satisfaction of certain equity conditions, including a minimum $1.50 share price, $500,000 minimum daily volume, and maintaining continued Nasdaq listing requirements among other conditions. If these conditions are not met, installments can be requested in cash. For the years ended December 31, 2024 and 2023, we issued 21,284,556 and 14,028,022 common shares as a result of Installment Conversion, respectively. At each Installment Date the note holder may defer some or all of the amount due until the subsequent Installment Date. In between Installment Dates, the note holder also has the option to accelerate certain portions of principal due. At each Installment Date the price used to exchange outstanding notes into Common Stock is based on the lower of (A) 92% of the lowest VWAP of the respective previous five trading days; and (B) the Floor Price ($0.32 as of December 31, 2024). The maximum conversion price is $1.50 per share.

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

2023 Additional Notes

On July 24, 2023, pursuant to the terms of the Purchase Agreement, as amended, an Investor elected to purchase 3% Series B-2 Senior Convertible Notes in the aggregate original principal amount of $11.5 million (the “2023 Additional Notes”), which 2023 Additional Notes are convertible into shares of Common Stock under certain conditions more fully described in the 2022 Convertible Exchange Notes discussed above. The 2023 Additional Notes have an original issue discount of approximately thirteen percent (13%) resulting in gross proceeds to the Company of $10.0 million. The Company currently intends to use the net proceeds for general corporate purposes, which includes funding capital expenditures and working capital. The 2023 Additional Notes have a maturity date of July 25, 2025. The 2023 Additional Notes were issued pursuant to the second supplemental indenture, dated as of July 25, 2023, between the Company and the Trustee (the “Second Supplemental Indenture,” and together with the Base Indenture, the “Second Indenture”). The Second Supplemental Indenture supplements the Base Indenture. The Second Indenture has been qualified under the Trust Indenture Act of 1939, and the terms of the Additional Notes include those set forth in the Second Indenture and those made part of the Indenture by reference to the Trust Indenture Act.

The 2023 Additional Notes bear interest at the rate of 3% per annum. The 2023 Additional Notes are payable in monthly installments beginning on August 1, 2023 through the maturity date of July 24, 2025 (each such date, an “2023 Installment Date”). On each 2023 Installment Date, we will make monthly payments by converting the applicable 2023 Installment Amount (as defined above under the 2022 Convertible Exchange Notes) into shares of our Common Stock (a “2023 Installment Conversion”), subject to satisfaction of certain equity conditions, including a minimum $1.50 share price, $500,000 minimum daily volume, and maintaining continued Nasdaq listing requirements among other conditions. If these conditions are not met, installments can be requested in cash. For the years ended December 31, 2024 and 2023, we made no cash payments and issued no common shares as a result of the note holder deferring all 2023 Installment Conversions. At each 2023 Installment Date the note holder may defer some or all of the amount due until the subsequent 2023 Installment Date. In between 2023 Installment Dates, the note holder also has the option to accelerate certain portions of principal due. At each 2023 Installment Date the price used to exchange outstanding notes into Common Stock is based on the greater of (x) the Floor Price ($0.40 as of December 31, 2024) and (y) 92% of the lowest VWAP of the prospective five trading days. The maximum conversion price is $1.45 per share.

2024 Additional Notes

On December 3, 17, and 31, 2024, pursuant to the terms of the Purchase Agreement, as amended, an Investor elected to purchase 3% Series B-2 Senior Convertible Notes in the aggregate original principal amount of $4.1 million, $11.5 million, and $18.9 million, respectively, (the “2024 Additional Notes,” together with the 2022 Convertible Exchange Notes and 2023 Additional Notes, the “Notes”), which 2024 Additional Notes are convertible into shares of Common Stock under certain conditions more fully described in the 2022 Convertible Exchange Notes discussed above. The 2024 Additional Notes have an original issue discount of approximately thirteen percent (13%) resulting in net proceeds to the Company of $30.1 million. The Company currently intends to use the net proceeds for general corporate purposes and will be primarily allocated to supporting the growth of our drone business at OAS. The 2024 Additional Notes have a maturity date of December 3, 17, and 31, 2026, respectively. The 2024 Additional Notes were issued pursuant to an indenture entered into by and between the Company and the Trustee, dated as of December 3, 2024 (the “2024 Base Indenture”). The 2024 Base Indenture was supplemented by three supplemental indentures (the “2024 Indentures”, dated as of December 3, 17 and 31, 2024, between the Company and the Trustee. The 2024 Indentures have been qualified under the Trust Indenture Act of 1939, and the terms of the 2024 Additional Notes include those set forth in the 2024 Indentures and those made part of the 2024 Indentures by reference to the Trust Indenture Act.

The 2024 Additional Notes bear interest at the rate of 3% per annum. The 2024 Additional Notes are payable in monthly installments beginning on January 1, 2025, through the maturity date of December 3, 17, and 31, 2026, respectively, (each such date, an “2024 Installment Date”). On each 2024 Installment Date, we will make monthly payments by converting the applicable 2024 Installment Amount (as defined above under the 2022 Convertible Exchange Notes) into shares of our Common Stock (an “2024 Installment Conversion”), subject to satisfaction of certain equity conditions, including a minimum $1.50 share price, $500,000 minimum daily volume, and maintaining continued Nasdaq listing requirements among other conditions. If these conditions are not met, installments can be requested in cash. For the year ended December 31, 2024, we made no cash payments and issued no common shares as a result of 2024 Installment Conversion. At each 2024 Installment Date the note holder may defer some or all of the amount due until the subsequent 2024 Installment Date. In between 2024 Installment Dates, the note holder also has the option to accelerate certain portions of principal due. At each 2024 Installment Date the price used to exchange outstanding notes into Common Stock is based on the greater of (x) the Floor Price ($0.17, $0.20, and $0.50, respectively, as of December 31, 2024) and (y) 92% of the lowest VWAP of the prospective five trading days. The maximum conversion price is $0.80, $0.88, and $1.60 per share, respectively.

As of December 31, 2024, the total outstanding principal on the 2022 Convertible Exchange Notes, 2023 Additional Notes, and 2024 Additional Notes was $51,164,790, net of unamortized debt discount of $4,746,547 and unamortized issuance costs of $1,801,013. As of December 31, 2023, the total outstanding principal on the 2022 Convertible Exchange Notes and 2023 Additional Notes was $28,504,661, net of debt discount of $1,570,739 and issuance costs of $789,390. Accrued interest as of December 31, 2024 and 2023 was $1,558,615 and $652,631, respectively, and is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

For the year ended December 31, 2024, we recognized interest expense of $933,445, amortization expense of $1,324,173 related to the debt discount, and amortization expense of $656,858 related to the issuance costs for the 2022 Convertible Exchange Notes, 2023 Additional Notes, and 2024 Additional Notes. For the year ended December 31, 2023, we recognized interest expense of $1,027,480, amortization expense of $2,070,390 related to the debt discount, and amortization expense of $1,069,388 related to the issuance costs for the 2022 Convertible Exchange Notes and 2023 Additional Notes. The remaining unamortized debt discount and issuance costs will be amortized via the effective interest method under ASC 835. Interest expense and amortization expense of the debt discount and issuance costs are included in Interest expense on the Consolidated Statements of Operations.

Ondas Networks Convertible Notes

On July 8, 2024 and July 23, 2024, Charles & Potomac Capital, LLC, (“C&P”), an entity affiliated with Joseph Popolo, a director of the Company, elected to purchase Convertible Notes in the aggregate original principal amount of $700,000 and $800,000, respectively, (the “July Networks Convertible Notes”). The July Networks Convertible Notes are convertible into shares of Networks Common Stock (as defined below) or Preferred Stock under certain conditions. The Company currently intends to use the net proceeds for general corporate purposes, which includes funding capital expenditures and working capital. The July Networks Convertible Notes bear interest at the rate of 6% per annum and have a maturity date of July 8, 2025 and July 23, 2025, respectively.

On November 13, 2024, multiple investors elected to purchase Convertible Notes in the aggregate original principal amount of $2,069,017, (the “November Networks Convertible Notes”), of which $1,000,000 was purchased by C&P. The November Networks Convertible Notes are convertible into shares of Networks Common Stock (as defined below) or Preferred Stock under certain conditions. The Company currently intends to use the net proceeds for general corporate purposes, which includes funding capital expenditures and working capital. The November Networks Convertible Notes bear interest at the rate of 10% per annum and have a maturity date of September 30, 2025.

In the event Ondas Networks consummates the next round of equity financing prior to the maturity date, the principal balance and unpaid accrued interest on the July and November Networks Convertible Notes will be convertible at the option of the Investor into conversion shares upon closing of the next round of equity financing.

Along with the November Networks Convertible Notes, Networks issued the investors warrants to purchase $2,069,017 in shares of preferred stock of Networks, $0.00001 par value per share, at an exercise price of $20.65 per share. The number of warrants exercisable under the Security Agreement is calculated by $2,069,017 divided by the Conversion Price, which is the amount equal to the price per share of Networks’ most senior series of Preferred Stock issued to investors in Networks’ next equity financing date, or if none, then $41.3104. The warrants are exercisable commencing November 13, 2024 through November 13, 2029. The Company engaged a third-party service provider to carry out an appraisal of the warrants, who ran a Black-Scholes Model to determine the fair value of the warrants as of November 13, 2024, which was $1,220,498. The initial valuation was assigned to the November Networks Convertible Notes and the warrants based on their relative fair values, resulting in a relative fair value of $767,660 for the warrants, which was recorded as debt discount.

As of December 31, 2024, the total outstanding principal on the July and November Networks Convertible Notes was $3,569,017, net of unamortized debt discount of $650,843 and unamortized issuance costs of $44,549. Accrued interest as of December 31, 2024 was $40,932 and is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. For the year ended December 31, 2024, we recognized interest expense of $40,932 and amortization expense of $116,817 related to debt discount and $14,694 related to the issuance costs. The remaining unamortized debt discount and issuance costs will be amortized straight line over the term of the loan, as there was no material difference when compared to amortization via the effective interest method under ASC 835. Interest expense and amortization expense related to issuance costs are included in Interest expense on the Consolidated Statements of Operations.

OAS Convertible Notes

In October and December 2024, multiple investors elected to purchase Convertible Notes in the aggregate original principal amount of $5,200,000, (the “OAS Convertible Notes”), of which $2,000,000 was purchased by C&P and $1,000,000 was purchased by Privet Ventures LLC, an entity affiliated with Eric Brock, Chairman and Chief Executive Officer of the Company and OAS. The OAS Convertible Notes are convertible into shares of OAS Common Stock, par value per share $0.0001, or Preferred Stock under certain conditions. The Company currently intends to use the net proceeds for general corporate purposes, which includes funding capital expenditures and working capital. The OAS Convertible Notes bear interest at the rate of 5% per annum and have a maturity date of September 30, 2025.

In the event OAS consummates the next round of equity financing prior to the maturity date, the principal balance and unpaid accrued interest on the OAS Convertible Notes will be automatically converted into conversion shares upon closing of the next round of equity financing.

As of December 31, 2024, the total outstanding principal on the OAS Convertible Notes was $5,200,000, net of unamortized issuance costs of $37,430. Accrued interest as of December 31, 2024 was $36,973 and is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. For the year ended December 31, 2024, we recognized interest expense of $36,973 and amortization expense of $6,977 related to the issuance costs. The remaining unamortized issuance costs will be amortized straight line over the term of the loan, as there was no material difference when compared to amortization via the effective interest method under ASC 835. Interest expense and amortization expense related to issuance costs are included in Interest expense on the Consolidated Statements of Operations.

Ondas Networks Secured Note

On September 3, 2024, Networks entered into a Security Note Agreement (the “Security Agreement”) with C&P, in which, Networks may draw, and C&P shall loan Networks, up to $1,500,000 (the “Networks Secured Loan”). Pursuant to the Security Agreement, Networks issued C&P a secured note in the amount of $1,500,000, which amount may be increased or decreased by the mutual written agreement of the parties thereto (the “Networks Secured Note”). The Networks Secured Note (i) bears interest at a rate of 8% per annum, (ii) has a maturity date of February 28, 2025, and (iii) is secured by all assets of Networks. On February 28, 2025, Networks and C&P entered into an agreement to extend the maturity date to July 23, 2025. As of December 31, 2024, Networks has drawn a total of $1,500,000 on the Networks Secured Note.

On September 3, 2024 and October 7, 2024, pursuant to the Security Agreement, Networks issued C&P warrants to purchase $1,000,000 and $500,000, respectively, in shares of preferred stock of Networks, $0.00001 par value per share, at an exercise price of $20.65 per share. The number of warrants exercisable under the Security Agreement is calculated by $1,500,000 divided by the Conversion Price, which is the amount equal to the price per share of Networks’ most senior series of Preferred Stock issued to investors in Networks’ next equity financing date, or if none, then $41.3104. The warrants are exercisable commencing September 3, 2024 through September 3, 2029 and October 7, 2024 through October 7, 2029, respectively. The Company engaged a third-party service provider to carry out an appraisal of the warrants, who ran a Black-Scholes Model to determine the fair value of the warrants as of September 3, 2024 and October 7, 2024, which was $589,924 and $884,875, respectively. The initial valuation was assigned to the Networks Secured Note and the warrants based on their relative fair values, resulting in a total relative fair value of $556,554 for the warrants, which was recorded as debt discount.

As of December 31, 2024, the total outstanding principal on the Networks Secured Note was $1,500,000, net of unamortized debt discount of $201,135 and unamortized issuance costs of $25,649. Accrued interest as of December 31, 2024 was $37,107 and is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. For the year ended December 31, 2024, we recognized interest expense of $37,107 and amortization expense of $355,419 related to the debt discount and $52,164 related to the issuance costs. The remaining unamortized debt discount and issuance costs will be amortized straight line over the term of the loan, as there was no material difference when compared to amortization via the effective interest method under ASC 835. Interest expense and amortization expense related to issuance costs are included in Interest expense on the Consolidated Statements of Operations.

Government Grant Liability

Airobotics has received grants from the Israel Innovation Authority (“IIA”) to finance its research and development programs in Israel, through which Airobotics received IIA participation payments in the aggregate amount of $3.7 million through December 31, 2024. All of these are royalty-bearing grants. In return, Airobotics is committed to pay IIA royalties at a rate of 3% of future sales of the developed products, up to 100% of the amounts of grants received plus interest at LIBOR. Through December 31, 2024, approximately $737,000 in royalties have been paid to the IIA. The Company made royalty payments of $277,469 and $6,576 during the years ended December 31, 2024 and 2023, respectively.

The Company’s royalty liability to the IIA as of December 31, 2024 and 2023, including grants received by Airobotics and the associated LIBOR interest on all such grants, was $2,557,182 and $2,749,704, respectively. The (increase) and decrease in fair value of the government grant liability, including LIBOR interest expense accrued, was $94,962 for the year ended December 31, 2024 and ($478,721) for the period of January 24, 2023 - December 31, 2023, which is included in Other income (expense), net on the Consolidated Statements of Operations.

Maturities on Long-Term Liabilities

Principal maturities on long-term notes payable and convertible notes payable on the consolidated balance sheet as of December 31, 2024, are as follows:

	Notes payable	Convertible notes payable
2026	$-	$17,250,000
2027	300,000	-
Total	$300,000	$17,250,000

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2024 and 2023, the Company had 300,000,000 shares of Common Stock authorized for issuance, of which 93,173,191 and 61,940,878 shares of our Common Stock were issued and outstanding, respectively.

Preferred Stock

As of December 31, 2024 and 2023, the Company had 10,000,000 shares of preferred stock, par value $0.0001, authorized, of which 5,000,000 shares are designated as Series A Convertible Preferred Stock (“Series A Preferred”) and 5,000,000 shares are non-designated (“blank check,” together with the Series A Preferred, the “Preferred Shares”) shares. As of December 31, 2024 and 2023, the Company had no preferred stock outstanding.

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

Stock Issued for Convertible Debt

The Company issued 21,284,556 shares of its Common Stock during the year ended December 31, 2024 to the lenders in lieu of cash payments for $27,461 of interest and $14,200,000 of outstanding principal on the 2022 Convertible Exchange Notes (See Note 9 – Notes Payable for further details).

The Company issued 14,028,022 shares of its Common Stock during the year ended December 31, 2023 to the lenders in lieu of cash payments for $268,987 of outstanding interest and $9,580,300 of outstanding principal on the 2022 Convertible Exchange Notes (See Note 9 – Notes Payable for further details).

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

The Company engaged a third-party service provider to carry out an appraisal of the OAS Warrants, who ran a Monte Carlo simulation to determine the fair value of the OAS Warrants as of February 26, 2024, which is $1,561,532. The initial valuation was assigned to the Holdings Shares and the OAS Warrants based on their relative fair values, with the initial valuation of the Holdings Shares being $3,095,263 and OAS Warrants being $954,737. As of December 31, 2024, there were 3,616,071 OAS Warrants outstanding, with a weighted average remaining contractual life of 4.16 years.

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

Each share of Common Stock and accompanying Series A Warrant and Series B Warrant were sold together at a combined offering price of $0.75, for gross proceeds of $4,000,000 before deducting the placement agent’s fees and related offering expenses, which totaled $555,060. The offering closed on August 30, 2024.

The Company used the Black-Scholes-Merton option model (the “Black-Scholes Model”) to determine the fair value of warrants to purchase Common Stock of the Company, which is $4,881,775. See the table below for the assumptions used in the Black-Scholes Model. The initial valuation was assigned to the Holdings Shares and the Warrants based on their relative fair values, with the initial valuation of the Holdings Shares being $1,801,442 and Warrants being $2,198,559.

Warrants to Purchase Preferred Stock of Networks

On September 3, 2024 and October 7, 2024, in connection with the Networks Secured Note, pursuant to the Agreement, Networks issued C&P warrants to purchase $1,000,000 and $500,000, respectively, in shares of preferred stock of Networks, $0.00001 par value per share, at an exercise price of $20.65 per share. The number of warrants exercisable under the Agreement is calculated by $1,500,000 divided by the Conversion Price, which is the amount equal to the price per share of Networks’ most senior series of Preferred Stock issued to investors in Networks’ next equity financing date, or if none, then $41.3104. The warrants are exercisable commencing September 3, 2024 through September 3, 2029 and October 7, 2024 through October 7, 2029, respectively. The Company engaged a third-party service provider to carry out an appraisal of the warrants, who ran a Black-Scholes Model to determine the fair value of the warrants as of September 3, 2024 and October 7, 2024, which was $589,924 and $294,950, respectively. The initial valuation was assigned to the Networks Secured Note and the warrants based on their relative fair values, resulting in a total relative fair value of $556,554 for the warrants, which was recorded as debt discount. (See Note 9 – Notes Payable for further details).

On November 13, 2024, in connection with the November Networks Convertible Notes, Networks issued the investors warrants to purchase $2,069,017 in shares of preferred stock of Networks, $0.00001 par value per share, at an exercise price of $20.65 per share. The number of warrants exercisable under the Security Agreement is calculated by $2,069,017 divided by the Conversion Price, which is the amount equal to the price per share of Networks’ most senior series of Preferred Stock issued to investors in Networks’ next equity financing date, or if none, then $41.3104. The warrants are exercisable commencing November 13, 2024 through November 13, 2029. The Company engaged a third-party service provider to carry out an appraisal of the warrants, who ran a Black-Scholes Model to determine the fair value of the warrants as of November 13, 2024, which was $1,220,498. The initial valuation was assigned to the November Networks Convertible Notes and the warrants based on their relative fair values, resulting in a relative fair value of $767,660 for the warrants, which was recorded as debt discount. (See Note 9 – Notes Payable for further details).

As of December 31, 2024, there were 86,392 warrants for shares of preferred stock in Networks outstanding based on a Conversion Price of $41.3104, with a weighted average exercise price of $20.65 and a weighted average remaining contractual life of 4.82 years.

Warrants to Purchase Common Stock of Networks

On June 3, 2024, the Company issued warrants to purchase 15,391 shares of Networks Common Stock, at an exercise price of $2.75 per share, with a fair value of $303,052, in consideration of consulting services for the Company. The warrants vest over a one-year period. The Company engaged a third-party service provider to carry out a valuation of Ondas Networks’ Common Stock to determine its fair value as of May 31, 2024 and has recorded stock-based compensation of $201,529 in General and administrative expense on the Consolidated Statements of Operations for the year ended December 31, 2024 based on the valuation. As of December 31, 2024, there were 15,391 warrants for shares of common stock in Networks outstanding, with a weighted average exercise price of $2.75 and a weighted average remaining contractual life of 4.42 years. As of December 31, 2024, total unrecognized compensation expense related to the non-vested Warrants was $101,523 which is expected to be recognized over a weighted-average period of approximately 0.5 years.

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

On June 3, 2024, the Company issued warrants to purchase 662,723 shares of the Company’s Common Stock, at an exercise price of $0.72 per share, and with a fair value of $193,250, in consideration of consulting services for the Company. The warrants vest over a one-year period.

On June 21, 2024, the Company issued warrants to purchase 90,910 shares of the Company’s Common Stock, including warrants for 45,455 shares issued to Neil Laird, Interim Chief Financial Officer of the Company, at an exercise price of $4.47 per share, and with a fair value of $31,156, in consideration of consulting services for the Company. The warrants vest over a one-year period.

The assumptions used in the Black-Scholes Model are set forth in the table below.

	Ondas Holdings
	2024	2023
Stock price	$0.72-1.40	$1.14-2.00
Risk-free interest rate	3.71-4.62%	4.09-4.70%
Volatility	56.15-82.03%	50.64-55.34%
Expected life in years	2.00-5.00	0.12-5.00
Dividend yield	0.00%	0.00%

A summary of our Warrants activity and related information follows:

	Number of Shares Under Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of January 1, 2024	12,566,092	$2.22	4.71
Granted	14,435,301	0.90
Exercised	(46,993)	0.03
Cancelled	(464,290)	9.32
Balance as of December 31, 2024	26,490,110	$1.70	3.84
Vested and Exercisable as of December 31, 2024	15,555,975	$1.78	3.95

Total stock-based compensation expense for warrants for the year ended December 31, 2024 was $144,089 and is recorded in General and administrative expense on the Consolidated Statements of Operations. There was no stock-based compensation expense for warrants for the year ended December 31, 2023.

As of December 31, 2024, total unrecognized compensation expense related to non-vested Warrants was $80,317 which is expected to be recognized over a weighted-average period of approximately 0.5 years.

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

On April 8, 2024, the Compensation Committee granted an aggregate of 804,500 stock options to purchase shares of the Company’s Common Stock to certain employees, with an exercise price of $1.07 and a term of 10 years. The stock options vest over a four-year period and are contingent on ongoing employment. They are included in compensation expenses.

The assumptions used in the Black-Scholes Model are set forth in the table below.

	2024	2023
Stock price	$1.00	$1.24 – $2.06
Risk-free interest rate	4.43%	3.61 – 4.82%
Volatility	58.58%	49.83 – 58.92%
Expected life in years	6.25	0.12 – 6.25
Dividend yield	0.00%	0.00%

A summary of our Option activity and related information follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of January 1, 2024	4,854,507	$4.59	7.34
Granted	804,500	$1.07
Exercised	(76,867)	$0.77
Forfeited	(260,297)	$1.75
Canceled	(1,032,484)	$6.56
Balance as of December 31, 2024	4,289,359	$3.70	7.59
Vested and Exercisable as of December 31, 2024	2,424,514	$4.88	6.91

As of December 31, 2024, total unrecognized compensation expense related to non-vested Options was $1,343,152 which is expected to be recognized over a weighted-average period of 2.35 years.

Total stock-based compensation expense for stock options for the years ended December 31, 2024 and 2023 is as follows:

	Years Ended December 31,
	2024	2023
General and administrative	$272,159	$343,371
Sales and marketing	239,489	523,798
Research and development	140,991	223,513
Cost of goods sold	73,433	50,341
Total stock-based expense related to options	$726,072	$1,141,023

Restricted Stock Units

The Company awards Restricted Stock Units (“RSUs”) to certain employees and directors, which represent a right to receive common stock for each RSU that vests. Compensation expenses related to these awards is recognized straight-line over the applicable vesting period.

On November 18, 2024, the Compensation Committee approved the grant of 252,417 RSUs to directors. The RSUs vest in four successive equal quarterly installments with the first vesting date commencing on the first day of the next calendar quarter.

A summary of our RSUs activity and related information follows:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period (Years)
Unvested balance at January 1, 2024	554,466	$1.14	0.66
Granted	252,417	$0.68
Vested	(554,466)	1.14
Unvested balance at December 31, 2024	252,417	$0.68	0.75

As of December 31, 2024 the unrecognized compensation expense for RSUs was $147,342.

In 2023, three employees with RSUs separated from the Company. As part of their separation agreements, the employees were granted accelerated vesting on some of their restricted stock unit awards, which was accounted for as a modification of their awards. The result of the modification was a reversal of approximately $1,184,000 of previously recognized stock-based compensation expense during the year ended December 31, 2023. Total stock-based compensation expense for RSUs for the years ended December 31, 2024 and 2023 is as follows:

	Years Ended December 31,
	2024	2023
General and administrative	$179,216	$(152,814)
Sales and marketing	13,564	90,899
Research and development	715	(31,710)
Total stock-based expense related to RSUs	$193,495	$(93,625)

Equity Incentive Plan

In 2018, our stockholders adopted the 2018 Equity Incentive Plan (the “2018 Plan”) pursuant to which 3,333,334 shares of our Common Stock has been reserved for issuance to employees, including officers, directors and consultants. The 2018 Plan shall be administered by the Board, provided however, that the Board may delegate such administration to the compensation committee of the Board of the Company (the “Compensation Committee”). Subject to the provisions of the 2018 Plan, the Board and/or the Compensation Committee shall have authority to grant, in its discretion, incentive stock options, or non-statutory options, stock awards or restricted stock purchase offers (“Equity Awards”). As of December 31, 2024, the balance available to be issued under the 2018 Plan was 1,207,078.

In 2021, our stockholders adopted the Ondas Holdings Inc. 2021 Stock Incentive Plan (the “2021 Plan”). The purpose of the 2021 Plan is to enable the Company to attract, retain, reward, and motivate eligible individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum efforts for the growth and success of the Company, so as to strengthen the mutuality of the interests between the eligible individuals and the shareholders of the Company. The 2021 Plan provides for the issuance of awards including stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards. On October 31, 2023, stockholders of the Company approved an amendment to the 2021 Plan to increase the number of shares of the Company’s Common Stock authorized for issuance under the 2021 Plan from 6,000,000 to 8,000,000 shares. On November 18, 2024, stockholders of the Company approved an amendment to the 2021 Plan to increase the number of shares of the Company’s Common Stock authorized for issuance under the 2021 Plan from 8,000,000 to 11,000,000 shares. As of December 31, 2024, the balance available to be issued under the 2021 Plan was 6,573,078.

NOTE 11 – REDEEMABLE NONCONTROLLING INTEREST

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

The Company recorded accrued dividends of $1,504,138 and accretion of $2,907,567 for the year ended December 31, 2024 for the Networks Series A-1 and A-2 Preferred Stock. The Company recorded accrued dividends of $512,207 and accretion of $1,001,538 for the year ended December 31, 2023 for the Networks Series A-1 Preferred Stock.

NOTE 12 – SEGMENT INFORMATION

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The Company’s CODM is its Chief Executive Officer. Segment operating loss and segment loss before provision for income taxes are the measure of profit and loss used by the CODM to assess performance and to decide how to allocate resources for each of the Company’s reportable segments. Segment operating loss and segment loss before provision for income taxes are used to monitor actual results versus planned and prior period results for each segment based on their respective profitability objectives and business models. Segment operating loss and segment loss before provision for income taxes are also used to allocate human and capital resources among the reportable segments. The Company determined it has two reportable segments, Ondas Networks and OAS, as the CODM reviews financial information for these two businesses separately. The Company has no inter-segment sales. The following table presents segment information for years ended December 31,:

	2024			2023
	Ondas Networks	OAS	Total	Ondas Networks	OAS	Total
Product revenue	$25,682	$2,770,496	$2,796,178	$5,246,948	$6,855,440	$12,102,388
Service revenue	34,276	2,457,679	2,491,955	12,800	2,113,760	2,126,560
Development revenue	1,871,561	33,000	1,904,561	1,462,482	-	1,462,482
Revenue, net	1,931,519	5,261,175	7,192,694	6,722,230	8,969,200	15,691,430
Cost of goods sold	2,290,324	4,557,187	6,847,511	4,647,931	4,662,325	9,310,256
Gross profit (loss)	(358,805)	703,988	345,183	2,074,299	4,306,875	6,381,174
Operating expenses:
General and administration	5,261,026	10,360,623	15,621,649	4,374,703	13,960,077	18,334,780
Sales and marketing	2,208,960	3,101,275	5,310,235	3,174,435	2,668,759	5,843,194
Research and development	5,881,712	6,594,689	12,476,401	7,131,564	9,942,371	17,073,935
Segment operating loss	(13,710,503)	(19,352,599)	(33,063,102)	(12,606,403)	(22,264,332)	(34,870,735)
Interest income	75,045	-	75,045	114,526	-	114,526
Interest expense	(632,132)	(676,704)	(1,308,836)	(15,000)	(427,412)	(442,412)
Other segment items	(29,962)	16,837	(13,125)	(12,184)	(955,968)	(968,152)
Segment loss before provision for income taxes	$(14,297,552)	$(20,012,466)	$(34,310,018)	$(12,519,061)	$(23,647,712)	$(36,166,773)
Corporate operating expenses	-	-	(1,546,202)	-	-	(4,858,565)
Corporate other expense	-	-	-	-	-	(116,535)
Elimination of intercompany interest	-	-	605,687	-	-	470,486
Corporate interest income	-	-	159,885	-	-	9,348
Corporate interest expense	-	-	(2,917,109)	-	-	(4,182,833)
Loss before income taxes	-	-	$(38,007,757)	-	-	$(44,844,872)

Additional segment information is set forth below as of and for the year ending December 31,

	2024			2023
	Ondas Networks	OAS	Total	Ondas Networks	OAS	Total
Total assets	$24,297,317	$85,324,971	$109,622,288	$19,272,162	$72,892,520	$92,164,682
Goodwill	$-	$27,751,921	$27,751,921	$-	$27,751,921	$27,751,921
Depreciation and amortization	$212,031	$4,610,709	$4,822,740	$142,866	$4,849,059	$4,991,925
Stock-based compensation	$599,520	$665,665	$1,265,185	$1,111,256	$(63,858)	$1,047,398
Capital expenditures	$1,042,699	$593,696	$1,636,395	$79,208	$131,827	$211,035

NOTE 13 – INCOME TAXES

The provision (benefit) from income taxes was as follows:

December 31,
	2024	2023
Current
U.S. Federal	$-	$-
State and local	-	-
	$-	$-
Deferred
U.S. Federal	$-	$-
State and local	-	-
	$-	$-
Total
U.S. Federal	$-	$-
State and local	-	-
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2024	2023
Deferred Tax Assets:
Tax benefit of net operating loss carry-forward	$69,411,243	$62,608,641
Accrued liabilities	569,552	336,802
Stock-based compensation	378,633	223,047
Depreciation	400,385	183,361
Amortization	4,443	-
Inventory reserve	63,881	29,962
Investment impairment	433,498	448,289
Operating lease liabilities	1,744,674	1,910,688
R&D capitalization	8,960,583	8,793,631
R&D credit	751,488	751,488
Other	1,427,808	1,446,535
Total deferred tax assets	84,146,188	76,732,444

Deferred Tax Liabilities:
Intangibles	(5,603,344)	(6,450,630)
Deferred rent	(1,047,460)	(1,379,646)
Total deferred tax liabilities	(6,650,804)	(7,830,276)
Total net deferred tax assets	77,495,384	68,902,168
Valuation allowance for deferred tax assets	(77,495,384)	(68,902,168)
Deferred tax assets, net of valuation allowance	$-	$-

The change in the Company’s valuation allowance is as follows:

	Years Ended December 31,
	2024	2023

Beginning of the year	$68,902,168	$29,218,958
Change in valuation account	8,593,216	39,683,210
End of the year	$77,495,384	$68,902,168

A reconciliation of the provision for income taxes with the amounts computed by applying the Federal income tax rate to income from operations before the provision for income taxes is as follows:

	Years Ended December 31,
	2024	2023
U.S. federal statutory rate	(21.0)%	(21.0)%
Federal true ups	(0.82)%	0.88%
State taxes, net of federal benefit	(1.29)%	(4.86)%
Change in valuation allowance	23.45%	24.24%
Stock compensation	0.25%	0.94%
Acquisition costs	-%	0.09%
Foreign rate differential	(0.66)%	(0.35)%
Nondeductible expenses	0.07%	0.06%
Effective income tax rate	-%	-%

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

As of December 31, 2024 and 2023, the Company and Ondas Networks, respectively, had Federal NOLs of approximately $1 million and $15 million generated in 2007 to 2017 which will begin to expire in 2027 through 2037. Additionally, as of December 31, 2024 and December 31, 2023, the Company and Ondas Networks, respectively, had Federal NOLs of $73 million and $59 million, and of $61 million and $51 million, generated in 2018 through 2024 that have no expiration. As of December 31, 2024 and 2023, the Company and Ondas Networks, respectively, had State NOLs available to offset future taxable income of $49 million and $93 million, and of $43 million and $92 million expiring from 2038 through 2044. As of December 31, 2024 and 2023, the Company and Ondas Networks, respectively, had approximately $0 and $752,000, and $0 and $752,000, of Federal research and development credits available to offset future tax liability expiring from 2038 through 2040. As of December 31, 2024 and December 31, 2023, the Company had approximately $134 million and $127 of Israeli NOL’s. The Company’s Federal income tax returns for the 2021 to 2023 tax years remain open to examination by the IRS. Upon utilization of Federal NOLs in the future, the IRS may examine records from the year the loss occurred, even if outside the three-year statute of limitations. The Company’s State tax returns also remain open to examination. The Company’s Israeli income tax returns for the 2020 to 2023 tax years remain open to examination.

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

As of December 31, 2024, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of December 31, 2024.

On October 27, 2023, the Company reached a settlement agreement for legal proceedings related to Ardenna in which the Company is entitled to receive $600,000 in reimbursements for legal fees related to the proceedings. For the year ending December 31, 2024, the Company received $550,000 from the settlement agreement, which is recorded in General and administrative expense on the Consolidated Statements of Operations.

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

NOTE 15 – RELATED PARTY TRANSACTIONS

As of December 31, 2024 and 2023, the Company owed $12,500 and $22,500 to independent directors, respectively, related to accrued compensation, which is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Networks Convertible Notes (See Note 9 – Notes Payable)

On July 8, 2024, July 23, 2024, and November 13, 2024 C&P elected to purchase Convertible Notes in Networks in the aggregate original principal amount of $700,000, $800,000, and $1,000,000, respectively, (the “C&P Networks Convertible Notes”). Joseph Popolo, a director of the Company, is the sole control person of C&P.

Along with the November 13, 2024 Networks Convertible Notes, Networks issued C&P warrants to purchase $1,000,000 in shares of preferred stock of Networks, $0.00001 par value per share, at an exercise price of $20.65 per share (the “C&P Warrants). The number of C&P warrants exercisable under the Security Agreement is calculated by $1,000,000 divided by the Conversion Price, which is the amount equal to the price per share of Networks’ most senior series of Preferred Stock issued to investors in Networks’ next equity financing date, or if none, then $41.3104. The warrants are exercisable commencing November 13, 2024 through November 13, 2029. The C&P Warrants have a relative fair value of $371,031, which was recorded as debt discount.

As of December 31, 2024, the total outstanding principal on the C&P Networks Convertible Notes was $2,500,000, net of unamortized debt discount of $314,570 and unamortized issuance costs of $26,102. Accrued interest as of December 31, 2024 was $54,356 and is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. For the year ended December 31, 2024, we recognized interest expense of $54,356 and amortization expense of $56,461 related to debt discount and $11,383 related to the issuance costs. Interest expense and amortization expense related to issuance costs are included in Interest expense on the Consolidated Statements of Operations. No principal or interest has been paid since the C&P Networks Convertible Notes were issued.

OAS Convertible Notes (See Note 9 – Notes Payable)

In October and December 2024, C&P elected to purchase Convertible Notes in OAS in the aggregate original principal amount of $2,000,000 (the “C&P OAS Convertible Notes”). Joseph Popolo, a director of the Company, is the sole control person of C&P. As of December 31, 2024, the total outstanding principal on the C&P OAS Convertible Notes was $2,000,000, net of unamortized issuance costs of $14,376. Accrued interest as of December 31, 2024 was $12,808 and is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. For the year ended December 31, 2024, we recognized interest expense of $12,808 and amortization expense of $2,703 related to the issuance costs. Interest expense and amortization expense related to issuance costs are included in Interest expense on the Consolidated Statements of Operations. No principal or interest has been paid since the C&P OAS Convertible Notes were issued.

On October 10, 2024, Privet Ventures LLC, an entity affiliated with Eric Brock, Chairman and Chief Executive Officer of the Company and OAS, elected to purchase a Convertible Note in OAS in the original principal amount of $1,000,000 (the “Privet OAS Convertible Note”). As of December 31, 2024, the total outstanding principal on the Privet OAS Convertible Note was $1,000,000, net of unamortized issuance costs of $7,188. Accrued interest as of December 31, 2024 was $11,233 and is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. For the year ended December 31, 2024, we recognized interest expense of $11,233 and amortization expense of $1,352 related to the issuance costs. Interest expense and amortization expense related to issuance costs are included in Interest expense on the Consolidated Statements of Operations. No principal or interest has been paid since the Privet OAS Convertible Note was issued.

Networks Secured Note (See Note 9 – Notes Payable)

On September 3, 2024, Networks entered into a Security Note Agreement (the “Security Agreement”) with C&P, in which Networks may draw, and C&P shall loan Networks, up to $1,500,000. Pursuant to the Security Agreement, Networks issued C&P a secured note in the amount of $1,500,000, which amount may be increased or decreased by the mutual written agreement of the parties thereto (the “Networks Secured Note”). As of December 31, 2024, Networks has drawn a total of $1,500,000 on the Networks Secured Note.

On September 3, 2024 and October 7, 2024, pursuant to the Security Agreement, Networks issued C&P warrants to purchase $1,000,000 and $500,000, respectively, in shares of preferred stock of Networks, $0.00001 par value per share, at an exercise price of $20.65 per share. The number of warrants exercisable under the Security Agreement is calculated by $1,500,000 divided by the Conversion Price, which is the amount equal to the price per share of Networks’ most senior series of Preferred Stock issued to investors in Networks’ next equity financing date, or if none, then $41.3104. The warrants are exercisable commencing September 3, 2024 through September 3, 2029 and October 7, 2024 through October 7, 2029, respectively. The C&P Warrants have a total relative fair value of $556,554, which was recorded as debt discount. Joseph Popolo, a director of the Company, is the sole control person of C&P.

As of December 31, 2024, the total outstanding principal on the Networks Secured Note was $1,500,000, net of unamortized debt discount of $201,135 and unamortized issuance costs of $25,649. Accrued interest as of December 31, 2024 was $37,107 and is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. For the year ended December 31, 2024, we recognized interest expense of $37,107 and amortization expense of $355,419 related to the debt discount and $52,164 related to the issuance costs. No principal or interest has been paid since the Networks Secured Note was issued.

Sale of Common Stock in Ondas Holdings and Warrants to Purchase Common Stock of OAS (See Note 10 – Stockholders’ Equity)

On February 26, 2024, the Company completed a direct registered offering with certain purchasers with respect to the sale of (i) an aggregate of 3,616,071 shares Common Stock of the Company and (ii) warrants to purchase an aggregate of 3,616,071 shares of OAS’s common stock $0.0001 par value per share, at an exercise price of $1.29 for gross proceeds of $4,050,000 (the “2024 Direct Registered Offering”). See Note 10 – Stockholders’ Equity, Sale of Common Stock in Ondas Holdings and Warrants to Purchase Common Stock of OAS, for further details. In connection with the 2024 Direct Registered Offering, C&P paid $2,000,000 for 1,785,714 shares of Common Stock of the Company and warrants to purchase 1,785,714 shares of OAS common stock. Joseph Popolo, a director of the Company, is the sole control person of C&P.

Warrants to Purchase Common Stock of the Company (See Note 10 – Stockholders’ Equity)

On June 21, 2024, the Company issued warrants to purchase 45,455 shares of the Company’s Common Stock, at an exercise price of $0.66 per share, and with a fair value of $31,156, to Neil Laird, Interim Chief Financial Officer of the Company, in consideration of his consulting services for the Company. The warrants vest over a one-year period and are issued pursuant to the 2018 Plan.

Networks Series A-1 Preferred Stock (See Note 11 – Redeemable Noncontrolling Interest)

On July 21, 2023 and August 11, 2023, Ondas Networks completed the first and second tranche of a private placement with Stage 1 Growth Fund LLC (Series WAVE, Class A) (the “SPV”), respectively. See Note 11 – Redeemable Noncontrolling Interest, Networks Series A-1 Preferred Stock, for further details.

C&P is the proxy for the members of the SPV, and the manager of the SPV must act in accordance with C&P’s direction with respect to exercise and voting of the issuer’s securities and derivative securities held by the SPV. Joseph Popolo, a director of the Company, is the sole control person of C&P.

Networks Series A-2 Preferred Stock (See Note 11 – Redeemable Noncontrolling Interest)

On February 26, 2024, Ondas Networks completed a private placement with certain purchasers with respect to the sale of (i) 108,925 shares of preferred stock of Ondas Networks, $0.00001 par value per share (“Networks Preferred Stock”), at a purchase price of $41.3104 per share convertible into shares of Networks Common Stock and (ii) warrants to purchase 3,015,000 shares of Common Stock of the Company, at an exercise price of $1.26 per share for gross proceeds to Ondas Networks of $4,500,000 (the “2024 Private Placement”). See Note 11 – Redeemable Noncontrolling Interest, Networks Series A-2 Preferred Stock, for further details. In connection with the 2024 Private Placement, C&P paid $250,000 for 6,051 shares of Networks Preferred Stock and warrants to purchase 167,500 shares of Common Stock of the Company. Joseph Popolo, a director of the Company, is the sole control person of C&P.

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events as of March 12, 2025, the date the Consolidated Financial Statements were available to be issued according to the requirements of ASC Topic 855.

Subsequent to December 31, 2024, the Company issued 11,397,029 shares as a result of Installment Conversions on the 2024 Additional Notes.

American Robotics Lease Agreement

On January 1, 2025, American Robotics entered into a 48-month operating lease agreement for office space in Sparks, Maryland through December 31, 2028, wherein base rent is $90,590 per year starting January 1, 2025, with an annual increase of 2% through December 31, 2028.

Appointment of Ron Stern as Director

On January 6, 2025, the Board of Directors of the Company appointed Ron Stern as a director of the Company, effective January 7, 2025.

On January 6, 2025, the Company entered into that certain Directorship Agreement, by and between the Company and Mr. Stern (the "Stern Agreement"). Pursuant to the Stern Agreement, Mr. Stern will be compensated a fixed cash retainer of $15,000 plus VAT, if applicable, per month during the period he will serve as a director. In addition, once the Company consummates the next Qualified Event and subject to certain conditions (as described in the Stern Agreement), the Company intends to appoint Mr. Stern as Vice Chairman of the Board and as a special strategic advisor of the Company. Mr. Stern will also be compensated with (i) a fixed cash retainer of $24,000 plus VAT, if applicable, per month during the period he will serve as the Vice Chairman of the Board; (ii) a $500,000 cash bonus plus VAT, if applicable, upon and subject to the consummation of a Qualified Event; (iii) a $250,000 bonus plus VAT, if applicable, for each additional Acquisition Transaction (as defined in the Stern Agreement) in which he took an active role; (iv) a one-time signing bonus of $100,000 plus VAT, if applicable, at the time of the Stern Agreement; and (v) a grant of options on January 7, 2025 to purchase 2,876,944 shares of common stock of the Company pursuant to the 2021 Stock Incentive Plan with an exercise price of $2.69. See Current Report on Form 8-K dated January 13, 2025 for further information.

Ondas Networks Secured Note – Maturity Date Extended

On February 28, 2025, Networks and C&P entered into an agreement to extend the maturity date to July 23, 2025.

Networks January 2025 Convertible Notes

On January 15, 2025, Networks entered into a Securities Purchase Agreement (the “January Networks SPA”), for an aggregate investment of approximately $2,931,000 in Networks. The January Networks SPA was entered into by and among Networks, the Company, and a private investor group, for the sale of convertible promissory notes in the aggregate amount of approximately $2,931,000 (the “Networks January 2025 Convertible Notes”), of which $2,000,000 is from the Company. The Networks January 2025 Convertible Notes will (i) bear an interest rate of 10% per annum, (ii) have a maturity date of September 30, 2025, (iii) be secured by all assets of Networks, provided however such secured obligation shall be subordinate to that certain secured note, dated September 3, 2024, by and between Networks and C&P, and (iv) at the option of C&P be convertible into equity securities of Networks upon the closing (a) a Corporate Transaction (as defined in the Note) or (b) a subsequent offering of securities of Networks. Pursuant to the January Networks SPA, Networks issued the Company and the private investor group warrants to purchase 70,947 shares of senior preferred stock, $0.00001 par value per share, at an exercise price of $20.65 per share and exercisable commencing on January 15, 2025 through January 15, 2030. See Current Report on Form 8-K dated January 16, 2025 for further information.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of the period ended December 31, 2024 the Company’s disclosure controls and procedures were effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our senior management has concluded that the Company’s internal controls over financial reporting were effective for the period ended December 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Eric A. Brock	54	Chairman, Chief Executive Officer and President
Neil J. Laird	72	Interim Chief Financial Officer, Treasurer and Secretary
Richard M. Cohen	74	Director
Joseph Popolo	58	Director
Randall P. Seidl	61	Director
Jaspreet Sood	51	Director
Ron Stern	52	Director

Family Relationships

There are no family relationships between our executive officers and members of our Board.

Business Experience of Directors and Executive Officers

Information About Our Executive Officers

Eric A. Brock - Chairman of the Board, Chief Executive Officer, and President

Mr. Brock has been the Chairman of the Board and Chief Executive Officer since 2018 and our President since June 9, 2023. Mr. Brock also serves as Chairman of the Board of Ondas Networks Inc. since September 28, 2018, Chairman of the Board and President of Ondas Autonomous Systems Inc. (“OAS”), since December 7, 2023, Chairman of the Board of American Robotics, Inc. since August 5, 2021, Secretary of American Robotics, Inc. since November 9, 2023, and Chairman of the Board of Airobotics Ltd. since January 23, 2023. Mr. Brock served as Chief Executive Officer of American Robotics, Inc. from June 9, 2023 to October 11, 2023 and as Chief Executive Officer of Ondas Networks Inc. from September 28, 2018 to January 20, 2025. Mr. Brock is an entrepreneur with over 20 years of global banking and investing experience. He served as a founding Partner and Portfolio Manager with Clough Capital Partners, a Boston-based investment firm, from 2000 to 2017. Prior to Clough, Mr. Brock was an investment banker at Bear, Stearns & Co. and an accountant at Ernst & Young, LLP. Mr. Brock holds an MBA from the University of Chicago and a BS from Boston College. Our Board believes that Mr. Brock’s experience in the public markets makes him well qualified to serve on our Board.

Neil Laird – Interim Chief Financial Officer, Treasurer and Secretary

Mr. Laird has served as our Interim Chief Financial Officer, Treasurer and Secretary since June 21, 2024. Mr. Laird also serves as Interim Chief Financial Officer, Treasurer and Secretary of Ondas Networks Inc. since June 25, 2024 and Treasurer of American Robotics, Inc. since September 24, 2024. Mr. Laird is an experienced financial executive who works with companies to provide accounting and finance related services. From September 2021 to July 2024, Mr. Laird served as fractional chief financial officer of NovAccess Global Inc. (“NovAccess”), a publicly traded company. Since May 2021, Mr. Laird has been an employee of AM Consulting. Since 2017, Mr. Laird has worked with several technology and other companies as a consultant. From June 2011 until November 2016, Mr. Laird served as the chief financial officer of Mobileum Inc., a private company providing roaming and other solutions to the telecommunications industry. Prior to that, Mr. Laird was chief financial officer of SumTotal Systems, Inc., a provider of enterprise learning management systems, and before that, chief financial officer of ADAC Laboratories, a provider of nuclear medicine and PET systems. Both SumTotal Systems and ADAC Laboratories were publicly traded companies. Mr. Laird has an MA from the University of Cambridge and is qualified as a UK chartered accountant.

Non-Management Directors

Richard M. Cohen - Director

Mr. Cohen was appointed as one of our directors on September 28, 2018. Previously, he had served as a member of the Board of Ondas Networks Inc. from April 2016 to September 2018. He has been the President of Richard M Cohen Consultants since 1995, a company providing financial consulting services to both public and private companies. He has served as a director of Great Elm Capital Corp. (NASDAQ: GECC) since March 2022, Direct Digital Holdings, Inc. (NASDAQ: DRCT) since November 2021, and Smart For Life, Inc. (NASDAQ: SMFL) from February 2022 to October 2022. From March 2012 to July 2015, he was the Founder and Managing Partner of Chord Advisors, a firm providing outsourced CFO services to both public and private companies. From May 2012 to August 2013, he was the Interim CEO and member of the Board of Directors of CorMedix Inc. (NYSE: CRMD). From July 2008 to August 2012, Mr. Cohen was a member of the Audit Committee of Rodman and Renshaw, an investment banking firm. From July 2001 to August 2012, he was a partner with Novation Capital until its sale to a private equity firm. Mr. Cohen holds a BS with honors from the University of Pennsylvania (Wharton), an MBA from Stanford University and a CPA (inactive) from New York State. He is considered an expert to Chair the Audit Committee of a publicly traded company. We believe that Mr. Cohen’s educational background and financial experience supporting publicly traded companies including as a CEO and Board member of a public traded company on the New York Stock Exchange makes him well qualified to serve on our Board.

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

Randall P. Seidl - Director

Mr. Seidl was appointed as one of our directors on November 16, 2020. Mr. Seidl has served as Chief Executive Officer and a director of Rainwater Technologies (NASDAQ: RAIN) since January 2, 2025. In 2020, Mr. Seidl founded and continues to serve as Chairman of Sales Community, a sales social network with a mission to add value to technology sales professionals. In 2016, he founded and continues to serve as Chairman of Top Talent Recruiting, a boutique contingency-based recruiting business. In 2013, he founded and continues to serve as Chairman of Revenue Acceleration to help tech companies accelerate revenue growth. From 2009 to 2013, Mr. Seidl served as Sr. Vice President/General Manager of Hewlett Packard’s Americas and U.S. Enterprise Group. From 2006 to 2009, he served as Sr. Vice President/General Manager of Sun Microsystems’ North America business and as Vice President/General Manager for Financial Services. From 2004 to 2006, he served as Vice President/General Manager of East Region at StorageTek. From 2003 to 2004, he served as Chief Executive Officer and director at Permabit, from 2000 to 2003 was co-founder and Executive Vice President of GiantLoop, and from 1996 to 1999 was Chairman and Chief Executive Officer of Workgroup Solutions. He began his career at EMC Corporation, employee #33, holding various domestic and international positions including Vice President of Open Systems Sales for North America from 1985 to 1996. Since 2015, Mr. Seidl has served as director of Data Dynamics, a leader in enterprise data management, and since 2016 a director of ISG, the leader in claim and litigation support services for insurance and legal communities. He previously served as director of Datawatch Corporation (2015-2018, Nasdaq: DWCH, acquired by Altair). He continues to serve on the advisory boards and consults with ZoomInfo, AuctusIQ, TitanX, Sandler, and others. Mr. Seidl is a graduate of Boston College’s Carroll School of Management. Mr. Seidl serves as a Trustee Associated on Boston College’s Board of Trustees and the Board of Trustees of St. Sebastian’s School. He is also a member of CEO (Chief Executives Organization) and YPO (Young Presidents' Organization) and is active with other charities. We believe Mr. Seidl’s experience in senior leadership positions at private/public technology companies and his private/public board experience makes him well-qualified to serve on our board of directors.

Jaspreet (Jas) Sood – Director

Ms. Sood was appointed as one of our directors on January 19, 2021. Ms. Sood is a seasoned executive who has strategic expertise in the areas of sales, product management, P&L management, operational transformation and go to market strategies. Since August 2021, Ms. Sood serves as Senior Vice President of Sales — US Enterprise for Palo Alto Networks (NYSE: PANW). Prior to joining Palo Alto Networks, Ms. Sood held a variety of executive level positions with Hewlett Packard Enterprise (NYSE: HPE) and its predecessor companies in the areas of business operations, strategy, product management, and finance. Ms. Sood was employed by Hewlett Packard Enterprise and its predecessor companies for twenty-five years. Ms. Sood holds an MBA with an emphasis in Technology Management from Pepperdine University and a bachelor’s degree in Economics from the University of California, Irvine. In 2018, 2019, 2020, and 2021, she was honored as a “CRN Power 100 Woman of the Channel” and sales executive of the year in 2023. Ms. Sood is routinely featured as a guest speaker at various technology industry events. We believe Ms. Sood’s business experience makes her well qualified to serve on our Board.

Ron Stern

Mr. Stern was appointed as one of our directors and a director of Airobotics Ltd., an indirect subsidiary of the Company, on January 6, 2025. Mr. Stern has served as a General Partner and as the head of Portfolio Management of OurCrowd since April 2017 with responsibility for OurCrowd’s global portfolio of over 250 active companies, including over 100 board and board observer nominations and led or participated in over 400 financing rounds for start-up and growth companies. Mr. Stern has over twenty years' experience working in Growth Equity and Venture Capital investing, predominantly with Israeli related companies. During his tenure at OurCrowd, Mr. Stern was appointed to the board of director of Airobotics Ltd. in November 2019 and later became Chairman of Airobotics Ltd in January 2021. In this capacity Mr. Stern led the initial public offering of Airobotics Ltd. on the Tel Aviv Stock Exchange, ultimately leading to the sale of Airobotics Ltd. to Ondas in January 2023. From February 2015 to April 2017, Mr. Stern served as Chief Financial Officer of Adgorithms, an Israel based AI marketing company, which Mr. Stern helped take public on the London Stock Exchange, raising over $40 million to the company and its shareholders. From March 2013 to December 2014, Mr. Stern served as a Senior International Advisor to a leading U.S. family office. From January 2010 to December 2014, Mr. Stern served as a scout and advisor to a number of leading U.S. venture capital firms, and advised and managed large capital environmental projects for municipalities and government entities in Israel. From September 2002 to December 2009, Mr. Stern was a partner with Shamrock Holdings where he built the Israeli investing team and facilitated four initial public offerings of Shamrock's portfolio companies. Mr. Stern currently serves as Chairman of Blue Green Water Technology. Mr. Stern graduated from The Hebrew University of Jerusalem with a degree in Economics and from Columbia Business School with an MBA in Finance and Entrepreneurship. We believe Mr. Stern’s experience in senior leadership positions at companies and his board experience makes him well-qualified to serve on our board of directors.

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

Committees of the Board

Audit Committee

The audit committee of the Board (the “Audit Committee”) reviews our internal accounting procedures and consults with and reviews the services provided by our independent registered public accountants. Our Audit Committee consists of three directors, Messrs. Cohen and Seidl and Ms. Sood, and our Board has determined that each of them is independent within the meaning of the listing requirements of The Nasdaq Stock Market (“Nasdaq”) and the independence requirements contemplated by Rule 10A-3 under the Exchange Act. Mr. Cohen is the chairman of the Audit Committee, and our Board has determined that Mr. Cohen is an “audit committee financial expert” as defined by SEC rules and regulations implementing Section 407 of the Sarbanes-Oxley Act. Our Board has determined that the composition of our Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with, the applicable requirements of the Sarbanes-Oxley Act, Nasdaq listing requirements and SEC rules and regulations. We intend to continue to evaluate the requirements applicable to us and to comply with the future requirements to the extent that they become applicable to our Audit Committee. The principal duties and responsibilities of our Audit Committee include:

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

Compensation Committee

The compensation committee of the Board (the “Compensation Committee”) reviews and determines the compensation of all our executive officers. Our Compensation Committee consists of three directors, Messrs. Cohen and Seidl and Ms. Sood, each of whom is a non-employee member of our Board as defined in Rule 16b-3 under the Exchange Act and independent within the meaning of the listing requirements of Nasdaq. Mr. Seidl is the chairman of the Compensation Committee. Our Board has determined that the composition of our Compensation Committee satisfies the applicable independence requirements under, and the functioning of our Compensation Committee complies with the applicable listing requirements of Nasdaq and SEC rules and regulations. We intend to continue to evaluate and intend to comply with all future requirements applicable to our Compensation Committee. The principal duties and responsibilities of our Compensation Committee include:

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

Nominating and Corporate Governance Committee

These (the “N&CG Committee”) consists of three independent directors, Messrs. Cohen and Seidl, and Ms. Sood. Mr. Cohen is the chairman of the N&CG Committee. Our Board has determined that the composition of our N&CG Committee satisfies the applicable independence requirements under, and the functioning of our N&CG Committee complies with the applicable listing requirements of Nasdaq and SEC rules and regulations. We will continue to evaluate and will comply with all future requirements applicable to our N&CG Committee. The N&CG Committee’s responsibilities include:

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

Our Board adopted charters for the Audit Committee, Compensation Committee, and N&CG Committee of the Board describing the authority and responsibilities delegated to each committee.

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

Insider Trading Policy

We have adopted an Insider Trading Policy that governs the purchase, sale, and/or other disposition of our securities and is applicable to our directors, officers, employees, and other covered persons. We believe our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and listing standards applicable to the Company. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, officers and greater than 10 percent beneficial owners of our common shares to file reports concerning their ownership of, and transactions in, such common shares.

Based solely on our review of these reports filed by the Company’s officers, directors and shareholders, and written representations from our executive officers and directors that they filed such reports, we believe that our officers, directors, and shareholders complied with all filing requirements under Section 16(a) of the Exchange Act on a timely basis during fiscal year 2024, except Mr. Curelaru untimely filed a Form 4 to report the delivery of stock options.

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides the compensation earned by our principal executive officer and other executive officers whose total compensation exceeded $100,000 for the fiscal years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eric A. Brock (1)	2024	$200,000	$-	$-		$-	$-	$-	$19,288	$219,288
(CEO)	2023	$200,000	$-	$-		$-	$-	$-	$22,318	$222,318

Neil Laird(2) (Interim CFO, Treasurer and Secretary)	2024	$-	$-	$15,578	(3)	$-	$-	$-	$253,333	$268,911

Yishay Curelaru (4) (Former CFO, Treasurer and Secretary)	2024	$117,604	$60,819	$-		$58,300	$-	$-	$84,151	$320,874
	2023	$171,181	$55,025	$-		$288,750	$-	$-	$72,113	$587,069

(1)	Mr. Brock’s All Other Compensation for 2024 and 2023 includes health insurance premiums paid on Mr. Brock’s behalf.

(2)	Mr. Laird was appointed as Interim Chief Financial Officer, Treasurer and Secretary of the Company on June 21, 2024, pursuant to the Services Agreement (as defined below) with AM Consulting. All Other Compensation for 2024 includes consulting fees incurred for Mr. Laird’s services from June 21, 2024 through December 31, 2024.

(3)	Pursuant to the Services Agreement, Mr. Laird was issued warrants to purchase shares of Common Sock pursuant to the 2018 Plan. The warrants vest in four equal quarterly installments with the first vesting date commencing on September 21, 2024.

(4)	Mr. Curelaru served as Chief Financial Officer, Treasurer and Secretary of the Company from September 19, 2023 to June 21, 2024. All Other Compensation for 2024 includes post-employment benefits paid on Mr. Curelaru’s behalf totaling $54,564 and other fringe benefits totaling $29,587. All Other Compensation for 2023 includes post-employment benefits paid on Mr. Curelaru’s behalf totaling $42,727 and other fringe benefits totaling $29,386.

Policies and Practices Related to the Grant of Certain Equity Awards.

We do not grant equity awards in anticipation of the release of material nonpublic information, and we do not time the release of material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation. While we do not have a formal policy with respect to the timing of awards of stock options, stock appreciation rights, or similar option-like instruments to our NEOs, historically, including during fiscal 2024, our Compensation Committee has not granted such awards. In certain circumstances, including the hiring or promotion of an officer, the Compensation Committee may approve grants to be effective at other times.

Outstanding Equity Awards at Fiscal Year End

The following table provides the outstanding equity awards for our principal executive officer and other executive officers as of the year ended December 31, 2024 and 2023.

	Option Awards								Stock Awards
Name and Principal Position	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested (#)
Eric A. Brock (1)	-	-	-		-		-	-	-		-
(CEO)

Neil Laird	06/21/2024	-	-		-		-	-	22,727	(2)	$7,789
(Interim CFO, Treasurer and Secretary)

Yishay Curelaru	09/13/2021	17,614	-		-		$0.44	09/13/2031	-		-
(Former CFO, Treasurer and Secretary)	09/13/2021	20,958	4,837	(3)	-		$22.00	09/13/2031
	09/13/2021	41,917	9,674	(4)	-		$11.00	09/13/2031
	03/16/2023	164,062	-		210,938	(5)	$1.46	03/16/2033
	04/08/2024	-	-		100,000	(6)	$1.07	04/08/2034

(1)	As of December 31, 2024, Mr. Brock had no outstanding equity awards.

(2)	The warrants vest in four equal quarterly installments with the first vesting date commencing on September 21, 2024.

(3)	The stock option vests in sixteen equal quarterly installments with the first vesting date commencing on December 13, 2021.

(4)	The stock option vests in sixteen equal quarterly installments with the first vesting date commencing on December 13, 2021.

(5)	The stock option vests (i) 25% on March 16, 2024 and (ii) the remaining 75% in thirty-six equal monthly installments thereafter.

(6)	The stock option vests (i) 25% on April 8, 2024 and (ii) the remaining 75% in thirty-six equal monthly installments thereafter.

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

Neil Laird

Neil Laird serves as our Interim Chief Financial Officer, Treasurer and Secretary pursuant to an services agreement with AM Consulting entered into on June 21, 2024 (“Services Agreement”). Pursuant to the Services Agreement which AM Consulting agreed to provide the Company consulting services as set forth in a statement of work (“Statement of Work”). Pursuant to the Statement of Work, AM Consulting shall provide staff resources to perform chief financial officer services for (i) $40,000 per month and (ii) warrants to purchase 90,910 shares of Common Stock, at an exercise price of $0.66, pursuant to the 2018 Plan, including a warrant to purchase 45,455 shares of Common Stock to Mr. Laird.

Yishay Curelaru

Yishay Curelaru served as our Chief Financial Officer, Treasurer and Secretary from September 18, 2023 to June 21, 2024 pursuant to an employment agreement entered into on November 28, 2017 by and between Mr. Curelaru and Airobotics, as amended on February 15, 2023 and September 27, 2023 (the “Curelaru Agreement”). The Curelaru Agreement provides for a continuous term and may be terminated by either party at any time. Pursuant to the Curelaru Agreement, Mr. Curelaru will receive an initial salary of NIS 720,000 (approximately $188,981 USD) per annum and a limit on the education fund of Mr. Curelaru’s gross salary amount, subject to annual review by our Board. Mr. Curelaru is eligible to participate in benefit plans generally available to our employees.

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

Director Compensation

On January 25, 2021, the Compensation Committee (the “Compensation Committee”) of the Board approved the Director Compensation Policy (the “Policy”). The Policy is applicable to all directors that are not employees or compensated consultants of the Company. Pursuant to the Policy, the cash compensation to non-employee directors will be the following: (i) quarterly board retainer — $2,500; (ii) additional Board Chair retainer — $2,000; (iii) additional Audit Committee Chair retainer — $2,000; (iv) additional Compensation Committee Chair retainer — $2,000; and (v) additional N&CG Committee Chair retainer — $1,000. Also, pursuant to the Policy, the annual equity award to non-employee directors will be restricted stock units representing $60,000. Also, pursuant to the Policy, non-employee directors will be reimbursed for reasonable out-of-pocket business expenses incurred in connection with business related to the Board.

Name	Fees Earned or Paid in Cash ($)	Stock awards ($)(1)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Richard M. Cohen	22,000	84,139	-	-	-	-	106,139
Randall P. Seidl	18,000	84,139	-	-	-	-	102,139
Jaspreet Sood	10,000	84,139	-	-	-	-	94,139

(1)	The amounts reflected in this column represent the aggregate grant date fair value of the awards made during each respective year, as computed in accordance with FASB ASC Topic 718. For additional information related to the measurement of stock-based compensation awards, see Note 10 of the accompanying Consolidated Financial Statements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Security Ownership Table

As of March 10, 2025, the following table sets forth certain information with respect to the beneficial ownership of our Common Stock by (i) each stockholder known by us to be the beneficial owner of more than five percent (5%) of our Common Stock, (ii) by each of our current executive officers and directors as identified herein, and (iii) all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock, options, restricted stock units, and common stock purchase warrants (“Warrants”) that are currently exercisable or convertible into shares of our common stock within sixty (60) days of the date of this document, are deemed to be outstanding and to be beneficially owned by the person holding such securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, the address for all officers and directors listed below is One Marina Park Drive, Suite 1410, Boston, MA 02210.

Name	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Directors and Executive Officers
Eric A. Brock (Chairman of the Board and Chief Executive Officer) (2)	1,936,255	1.8%
Neil Laird (Interim Chief Financial Officer, Treas. and Sec.) (3)	39,510	*
Richard M. Cohen (Director) (4)	228,139	*
Joseph Popolo (Director)(5)	7,699,531	7.1%
Randall P. Seidl (Director) (6)	196,513	*
Jaspreet Sood (Director) (7)	179,172	*
Ron Stern (Director)(8)	239,757
All Executive Officers & Directors as a Group (6 persons) (9)	10,518,877	9.9%
5% or Greater Stockholders
Armistice Capital, LLC(10)	15,416,668	13.2%
Charles & Potomac Capital, LLC(11)	6,315,286	5.8%

*	Represents beneficial ownership of less than 1%.

(1)	Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them. Applicable percentage of ownership is based on 105,736,326 shares of common stock currently outstanding, as adjusted for each stockholder.

(2)	Mr. Brock exercises sole voting and dispositive power over the 1,936,255 shares of common stock.

(3)	Mr. Laird exercises sole voting and dispositive power over 250 shares of common stock, 22,727 shares of common stock issuable upon the exercise of warrants, 11,364 shares of common stock issuable upon the vesting and exercise of warrants. Mr. Laird's spouse owns 769 shares of common stock and 4,400 shares on common stock are held in Mr. Laird's spouse's IRA. Mr. Laird disclaims beneficial ownership of the shares held by his spouse and in his spouse's IRA.

(4)	Mr. Cohen exercises sole voting and dispositive power over 165,069 shares of common stock, 30,000 shares of common stock issuable upon exercise of an option, 21,035 shares of common stock issuable upon the vesting of RSUs, and 21,035 shares of common stock underlying RSUs that have vested and are pending delivery.

(5)	Mr. Popolo exercises sole voting and dispositive power over 1,384,245 shares of Common Stock and shared voting and dispositive power over 3,283,244 shares of Common Stock and 3,032,042 shares of Common Stock issuable upon exercise of a warrant.

(6)	Mr. Seidl exercises sole voting and dispositive power over 154,443 shares of common stock, 21,035 shares of common stock issuable upon the vesting of RSUs, and 21,035 shares of common stock underlying RSUs that have vested and are pending delivery.

(7)	Ms. Sood exercises sole voting and dispositive power over 137,102 shares of common stock, 21,035 shares of common stock issuable upon the vesting of RSUs, and 21,035 shares of common stock underlying RSUs that have vested and are pending delivery.

(8)	Mr. Stern exercises sole voting and dispositive power over 239,757 shares of common stock issuable upon the vesting and exercise of an option.

(9)	Includes 30,000 shares of common stock issuable upon exercise of options, 3,054,769 shares of common stock issuable upon the exercise of warrants, 11,364 shares of common stock issuable upon the vesting and exercise of warrants, 63,105 shares of common stock issuable upon vesting of RSUs, and 63,105 shares of common stock underlying RSUs that have vested and are pending delivery.

(10)	Based on the Schedule 13G filed on November 14, 2024, the address for Armistice Capital, LLC (“Armistice”) is 510 Madison Avenue, 7th Floor New York, New York 10022. Steven Boyd is the managing member of Armistice exercises sole voting and dispositive power over the 4,750,000 shares of common stock and 10,666,668 shares of common stock issuable upon exercise of warrants.

(11)	Based on Amendment No. 4 to Schedule 13D filed on January 3, 2025 and the Form 4 filed by Mr. Popolo on June 10, 2024, the address for C&P is Commonwealth Hall at Old Parkland, 3899 Maple Avenue, Suite 100, Dallas, Texas 75219. CFO Fund is the Managing Member of C&P. Joseph Popolo is the chief executive officer of C&P and the sole control person of CFO Fund. Mr. Popolo exercises shared voting and dispositive power over the 3,283,244 shares of common stock and 3,032,042 shares of common stock issuable upon exercise of warrants.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2018 Incentive Stock Plan (1)	345,581	$0.59	1,207,078
2021 Incentive Stock Plan (2)	3,572,851	$1.62	6,573,078
Equity compensation plans not approved by security holders	-	-	-

(1)	The Ondas Holdings Inc. 2018 Incentive Stock Plan (the "2018 Plan"), was approved by stockholders in September 2018. The number of securities to be issued upon exercise of outstanding options, warrants and rights consist of 254,671 shares underlying outstanding options and 90,910 shares underlying outstanding warrants granted pursuant to the 2018 Incentive Stock Plan.

(2)	The Ondas Holdigns Inc. 2021 Incentive Stock Plan, as amended (the "2021 Plan"), was approved by stockholders in November 2021. Stockholders of the Company approved an amendment to the 2021 Plan to increase the number of shares of the Company’s Common Stock authorized for issuance under the 2021 Plan from 6,000,000 to 8,000,000 shares on October 31, 2023 and from 8,000,000 to 11,000,000 shares on November 18, 2024. The number of securities to be issued upon exercise of outstanding options, warrants and rights consist of 3,320,434 shares underlying outstanding options and 252,417 shares underlying outstanding restricted stock units granted pursuant to the 2021 Incentive Stock Plan.

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

We have been a party to the following transactions since January 1, 2023, in which the amount exceeded or will exceed $120,000 and in which any current director, executive officer, holder of more than 5% of our capital stock, or any member of the immediate family of the foregoing, had or will have a material interest.

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

Networks July 2024 Convertible Notes

On July 8, 2024 and July 23, 2024, C&P elected to purchase Convertible Notes in the aggregate original principal amount of $700,000 and $800,000, respectively, (the “Networks July 2024 Convertible Notes”). The Networks July 2024 Convertible Notes are convertible into shares of Networks Common Stock or Networks Preferred Stock under certain conditions. The Company currently intends to use the net proceeds for general corporate purposes, which includes funding capital expenditures and working capital. The Networks July 2024 Convertible Notes bear interest at the rate of 6% per annum and have a maturity date of July 8, 2025 and July 23, 2025, respectively. In the event Ondas Networks consummates the next round of equity financing prior to the maturity date, the principal balance and unpaid accrued interest on the Networks July 2024 Convertible Notes will be convertible at the option of C&P into conversion shares upon closing of the next round of equity financing. Joseph Popolo, a director of the Company, is the sole control person of C&P. As of March 10, 2025, there was $1,557,945 outstanding under the Networks July 2024 Convertible Notes, including $57,945 of interest outstanding, and no principal or interest has been paid since the Networks July 2024 Convertible Notes were issued.

Ondas Networks Secured Notes

On September 3, 2024, Ondas Networks entered into that certain Security Note Agreement (the “Networks Security Agreement”), by and among Ondas Networks, as borrower, and C&P as lender, pursuant to which, Ondas Networks may draw, and C&P shall loan Networks, up to One Million Five Hundred Thousand Dollars ($1,500,000) (the “Secured Loan”). Pursuant to the Networks Security Agreement, Ondas Networks issued C&P a secured note in the amount of One Million Five Hundred Thousand Dollars ($1,500,000), which amount may be increased or decreased by the mutual written agreement of the parties thereto (the “Secured Note”). The Secured Note (i) bears interest at a rate of 8% per annum, (ii) has a maturity date of February 28, 2025, and (iii) is secured by all assets of Ondas Networks. Pursuant to the Networks Security Agreement, Ondas Networks issued C&P warrants to purchase shares of Networks Preferred Stock. Joseph Popolo, a director of the Company, is the sole control person of C&P. On February 28, 2025, Ondas Networks and C&P entered into that certain Letter Agreement, pursuant to which the maturity date of the Secured Note was amended from February 28, 2025 to July 23, 2025. As of March 10, 2025, there was $1,559,792 outstanding under the Secured Loan, including $59,792 of interest outstanding, and no principal or interest has been paid since the Secured Loan was issued.

Ondas Autonomous Systems Convertible Notes

On October 10, 2024, OAS entered into that certain Securities Purchase Agreement (the “OAS Agreement”), for an aggregate investment of $3.5 million in OAS (the “Offering”). The OAS Agreement was entered into by and among OAS and a private investor group, including (i) Privet Ventures LLC, an entity affiliated with Eric Brock, Chairman and Chief Executive Officer of the Company and OAS, and (ii) Charles & Potomac Capital, LLC, an entity affiliated with Joseph Popolo, a Board Member of the Company, for the sale of convertible promissory notes in the aggregate amount of $3.5 million (the “OAS Notes”). The OAS Notes will (i) bear an interest rate of 5% per annum, (ii) have a maturity date of September 30, 2025, and (iii) be convertible into securities of OAS under certain conditions. As of March 10, 2025, there was $3,568,356 outstanding under the OAS Notes, including $68,356 of interest outstanding, and no principal or interest has been paid since the OAS Notes was issued.

Networks November 2024 Convertible Notes

On November 13, 2024, Ondas Networks entered into a Securities Purchase Agreement (the “November Networks SPA”), for an aggregate investment of approximately $2,070,000 in Ondas Networks. The November Networks SPA was entered into by and among Ondas Networks and a private investor group, including C&P (the "Networks Lead Investor"), for the sale of secured convertible promissory notes in the aggregate amount of $2,070,000 million (the "Networks November 2024 Convertible Notes"). The Networks November 2024 Convertible Notes will (i) bear an interest rate of 10% per annum, (ii) have a maturity date of September 30, 2025, (iii) be secured by all assets of Networks, provided however such secured obligation shall be subordinate to the Secured Loan, and (iv) at the option of C&P be convertible into equity securities of Networks upon the closing (a) a Corporate Transaction (as defined in the Networks November 2024 Convertible Notes) or (b) a subsequent offering of securities of Ondas Networks. Pursuant to the November Networks SPA, Ondas Networks issued the private investor group warrants to purchase 50,082 shares of senior preferred stock, $0.00001 par value per share, at an exercise price of $20.65 per share and exercisable commencing on November 13, 2024 through November 13, 2029. As of March 10, 2025, there was $2,135,906 outstanding under the Networks November 2024 Convertible Notes, including $66,889 of interest outstanding, and no principal or interest has been paid since the Networks November 2024 Convertible Notes were issued.

Networks January 2025 Convertible Notes

On January 15, 2025, Networks entered into a Securities Purchase Agreement (the “January Networks SPA”), for an aggregate investment of approximately $2,931,000 in Networks. The January Networks SPA was entered into by and among Networks, the Company, and a private investor group, for the sale of convertible promissory notes in the aggregate amount of approximately $2,931,000 (the “Networks January 2025 Convertible Notes”), of which $2,000,000 is from the Company. The Networks January 2025 Convertible Notes will (i) bear an interest rate of 10% per annum, (ii) have a maturity date of September 30, 2025, (iii) be secured by all assets of Networks, provided however such secured obligation shall be subordinate to the Secured Loan, and (iv) at the option of C&P be convertible into equity securities of Networks upon the closing (a) a Corporate Transaction (as defined in the Note) or (b) a subsequent offering of securities of Networks. Pursuant to the January Networks SPA, Networks issued the Company and the private investor group warrants to purchase 70,947 shares of senior preferred stock, $0.00001 par value per share, at an exercise price of $20.65 per share and exercisable commencing on January 15, 2025 through January 15, 2030. As of March 10, 2025, there was $2,975,952 outstanding under the Networks November 2024 Convertible Notes, including $44,969 of interest outstanding, and no principal or interest has been paid since the Networks November 2024 Convertible Notes were issued.

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

Item 14. Principal Accountant Fees and Services.

Rosenberg Rich Baker Berman, P.A. (“RRBB”) has served as the Company’s independent registered public accounting firm since June 28, 2018.

Aggregate fees billed to the Company for the years ended December 31, 2024 and 2023 by RRBB were as follows:

	For the years ended December 31,
	2024	2023
Audit Fees	$315,000	$252,500
Tax Fees	30,925	38,877
All Other Fees	48,755	39,000
	$394,680	$330,377

Audit fees consist of fees associated with the annual audit, including the reviews of our quarterly reports. Tax fees include the preparation of our tax returns. All other fees consist of fees associated with services provided related to all other filings with the SEC as well as consents.

On September 28, 2018, the Audit Committee of our Board adopted a policy and related procedures requiring its pre-approval of all audit and non-audit services to be rendered by its independent registered public accounting firm. These policies and procedures are intended to ensure that the provision of such services do not impair the independent registered public accounting firm’s independence. These services may include audit services, audit-related services, tax services and other services. All services provided by RRBB during the years ended December 31, 2024 and 2023 were approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Name of Document

2.1	Agreement and Plan of Merger, dated as of May 17, 2021, by and among Ondas Holdings Inc., Drone Merger Sub I Inc., Drone Merger Sub II Inc., American Robotics, Inc., and the Company Stockholder’s Representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 17, 2021 (File No. 001-39761)).

2.2	Agreement of Merger, dated August 4, 2022 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2022 (File No. 001-39761)).

2.3	Amendment to Agreement of Merger, dated November 13, 2022 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2022 (File No. 001-39761)).

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated September 28, 2018 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271)).

3.2	Amended and Restated Bylaws of the Registrant, dated September 28, 2018 (incorporated herein by reference to Exhibit No. 3.2 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271)).

3.3	Certificate of Designation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 17, 2020 (File No. 000-56004)).

3.4	Certificate of Change (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 13, 2020 (File No. 000-56004)).

3.5	Certificate of Amendment, filed on October 31, 2023 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 31, 2023 (File No. 001-39761)).

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-3 filed on January 29, 2021 (File No. 333-252571)).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 1, 2019 (File No. 000-56004)).

4.3	Form of Warrant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 7, 2020 (File No. 000-56004)).

4.4	Form of Warrant (included as Exhibit E to Exhibit 2.1 and incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 17, 2021 (File No. 001-39761)).

4.5	Form of Warrant (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on July 10, 2023).

4.6	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2023).

4.7	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2024).

4.8	Form of Warrant (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2024).

4.9	Base Indenture, dated January 20, 2023, between Ondas Holdings Inc. and Wilmington Savings Fund Society, FSB (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2023 (File No. 001-39761)).

4.10	Supplemental Indenture, dated January 20, 2023, between Ondas Holdings Inc. and Wilmington Savings Fund Society, FSB (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2023 (File No. 001-39761)).

4.11	Second Supplemental Indenture, dated July 25, 2023, between Ondas Holdings Inc. and Wilmington Savings Fund Society, FSB (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on July 28, 2023.

4.12	Form of 3% Series B-1 Senior Convertible Note (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on January 23, 2023).

4.13	Form of 3% Series B-2 Senior Convertible Note (see Exhibit A to the Second Supplemental Indenture filed as Exhibit 4.3 to the Current Report on Form 8-K filed on with the Securities and Exchange Commission on July 28, 2023).

4.14	Form of Warrant of Ondas Networks Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on November 15, 2024).

4.15	Base Indenture, dated December 3, 2024, between Ondas Holdings Inc. and Wilmington Savings Fund Society, FSB (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on December 3, 2024).

4.16	First Supplemental Indenture, dated December 3, 2024, between Ondas Holdings Inc. and Wilmington Savings Fund Society, FSB (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on December 3, 2024).

4.17	Second Supplemental Indenture, dated December 17, 2024, between Ondas Holdings Inc. and Wilmington Savings Fund Society, FSB (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on December 17, 2024).

4.18	Third Supplemental Indenture, dated December 31, 2024, between Ondas Holdings Inc. and Wilmington Savings Fund Society, FSB (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on December 31, 2024).

4.19	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 000-56004)).

10.1#	Amended and Restated Employment Agreement, dated June 3, 2020, between Ondas Holdings Inc. and Eric Brock. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 3, 2020 (File No. 000-56004)).

10.2#	Employment Agreement, between Airobotics and Yishay Curelaru, dated November 28, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2023).

10.3#	Amendment to Employment Agreement, between Airobotics and Yishay Curelaru, dated February 15, 2023 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2023).

10.4#	Amendment to Employment Agreement, dated September 27, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2023).

10.5#	2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (File No. 333-205271)).

10.6#	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 7, 2020 (File No. 000-56004)).

10.7#	Form of Restricted Stock Unit Agreement. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 3, 2020 (File No. 000-56004)).

10.8	Form of Nonstatutory Stock Option Agreement.# (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 3, 2020 (File No. 000-56004)).

10.9	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2020 (File No. 000-56004)).

10.10	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2020 (File No. 000-56004)).

10.11	Ondas Holdings Inc. 2021 Director Compensation Policy (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2021)).

10.12#	Ondas Holdings Inc. 2021 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2021 (File No. 001-39761)).

10.13#	Ondas Holdings, Inc. 2021 Incentive Stock Israeli Appendix (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2023 (File No. 001-39761)).

10.14#	Airobotics Ltd. 2015 Israeli Share Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 25, 2023 (File No. 001-269418)).

10.15#	Amendment to the Ondas Holdings Inc. 2021 Incentive Stock Plan incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2023 (File No. 001-39761)).

10.16#	Amendment to the Ondas Holdings Inc. 2021 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2024).

10.17#	2020 Incentive Equity Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 25, 2023 (File No. 001-269418)).

10.18	Form of Securities Purchase Agreement, dated October 26, 2022, between Ondas Holdings Inc. and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2022 (File No. 001-39761)).

10.19	Form of Amendment No. 1 to Securities Purchase Agreement, dated January 20, 2023, between Ondas Holdings Inc. and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2023 (File No. 001-39761)).

10.20	Form of Agreement and Waiver, dated as of July 21, 2023, by and between Ondas Holdings Inc. and the investor signatory thereto (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on July 24, 2023).

10.21	Form of Agreement and Waiver, dated as of February 23, 2024, by and between Ondas Holdings Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2024).

10.22	Placement Agent Agreement, dated October 26, 2022, between Ondas Holdings Inc. and Oppenheimer & Co. Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2022 (File No. 001-39761)).

10.23	Preferred Stock Purchase Agreement, dated July 9, 2023, between Ondas Networks Inc. and the Initial Purchaser (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on July 10, 2023).

10.24	Amendment to Preferred Stock Purchase Agreement, dated July 21, 2023, between Ondas Networks Inc. and Initial Purchaser (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on July 24, 2023).

10.25	Form of Preferred Stock Purchase Agreement, dated February 26, 2024, between Ondas Networks Inc. and the Purchasers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2024).

10.26	Registration Rights Agreement, dated July 21, 2023, between the Company and Initial Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2023).

10.27	Registration Rights Agreement, dated August 11, 2023, between the Company and Initial Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2023).

10.28	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2024).

10.29	Form of Securities Purchase Agreement, dated February 26, 2024, between Ondas Holdings Inc., the Purchasers and solely with respect to Section 4.9 of this ONDS Agreement, Ondas Autonomous Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2024).

10.30	Services Agreement, dated June 21, 2024, by and between the Company and AM Consulting (including the Statement of Work). (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2024).

10.31	Form of Securities Purchase Agreement, dated as of August 28, 2024, by and among Ondas Holdings Inc. and the purchaser party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2024).

10.32	Secured Note Agreement, dated September 3, 2024, by and between Ondas Networks Inc. and Charles & Potomac Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2024).

10.33	Security Agreement, dated September 3, 2024, by and among Ondas Networks Inc. and Charles & Potomac Capital, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2024).

10.34	Patent Security Agreement, dated September 3, 2024, by and between Ondas Networks Inc. and Charles & Potomac Capital, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2024).

10.35	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2024).

10.36	Form of Convertible Promissory Note (see Exhibit A to the Securities Purchase Agreement filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2024).

10.37	Directorship Agreement, by and between Ondas Holdings Inc. and Ron Stern, dated January 6, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2025).

10.38	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2025).

10.39	Form of Convertible Promissory Note (see Exhibit A to the Securities Purchase Agreement filed to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2025).

10.40	Letter Agreement, dated February 28, 2025, by and between Ondas Networks Inc. and Charles & Potomac Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2025).

19.1	Insider Trading Policy*

21	Subsidiaries of the Registrant*.

23.1	Consent of Rosenberg Rich Baker Berman, P.A.*

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated March 12, 2025*

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated March 12, 2025*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated March 12, 2025**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated March 12, 2025**

97.1	Ondas Holdings Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024).

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

#	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 12, 2025	ONDAS HOLDINGS INC.

	By:	/s/ Eric A. Brock
Eric A. Brock
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Neil J. Laird
Neil J. Laird
Interim Chief Financial Officer
(Principal Financial Officer
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric A. Brock	Chairman and Chief Executive Officer	March 12, 2025
Eric A. Brock

/s/ Neil J. Laird	Interim Chief Financial Officer,	March 12, 2025
Neil J. Laird	Principal Financial and Accounting Officer

/s/ Richard M. Cohen	Director	March 12, 2025
Richard M. Cohen

/s/ Joseph Popolo	Director	March 12, 2025
Joseph Popolo

/s/ Randall P. Seidl	Director	March 12, 2025
Randall P. Seidl

/s/ Jaspreet Sood	Director	March 12, 2025
Jaspreet Sood

/s/ Ron Stern	Director	March 12, 2025
Ron Stern