Form 10-Q
period 2025-03-31
Ondas Holdings Inc.
filed 2025-05-15
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

The number of shares outstanding of the issuer’s common stock as of May 14, 2025 was 137,426,546.

ONDAS HOLDINGS INC.

i

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets:
Cash	$25,363,853	$29,958,106
Restricted cash	46,121	41,215
Accounts receivable, net	1,913,771	5,223,182
Inventory, net	10,548,855	9,821,692
Other current assets	5,523,951	2,476,356
Total current assets	43,396,551	47,520,551

Property and equipment, net	2,576,849	2,586,691

Other Assets:
Goodwill, net of accumulated impairment charges	27,751,921	27,751,921
Intangible assets, net	26,140,340	27,178,057
Deposits and other assets	694,588	663,073
Operating lease right of use assets	4,040,390	3,921,995
Total other assets	58,627,239	59,515,046
Total assets	$104,600,639	$109,622,288

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,498,886	$5,659,643
Operating lease liabilities	1,243,084	1,121,565
Accrued expenses and other current liabilities	5,483,927	4,719,214
Notes payable, net of unamortized debt discount and issuance costs of $0 and $226,785, respectively, related party	1,500,000	1,273,215
Convertible notes payable, net of unamortized debt discount and issuance cost of $241,547 and $362,237, respectively, related party	5,258,453	5,137,763
Convertible notes payable, net of unamortized debt discount and issuance cost of $3,612,956 and $5,236,362, respectively	29,151,834	31,947,445
Deferred revenue	2,638,081	329,025
Government grant liability	643,057	388,752
Total current liabilities	50,417,322	50,576,622

Long-Term Liabilities:
Notes payable	300,000	300,000
Convertible notes payable, net of current, net of unamortized debt discount and issuance cost of $0 and $1,681,784, respectively	-	15,568,216
Accrued interest	18,962	20,041
Government grant liability net of current	2,239,532	2,168,430
Operating lease liabilities, net of current	4,892,704	4,961,967
Other liabilities	82,500	82,500
Total long-term liabilities	7,533,698	23,101,154
Total liabilities	57,951,020	73,677,776

Commitments and Contingencies (Note 12)

Temporary Equity
Redeemable noncontrolling interest	20,568,332	19,361,205

Stockholders’ Equity
Preferred stock – par value $0.0001; 5,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively, and none issued or outstanding at March 31, 2025 and December 31, 2024, respectively	-	-
Preferred stock, Series A – par value $0.0001; 5,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively, and none issued or outstanding at March 31, 2025 and December 31, 2024, respectively	-	-
Common stock – par value $0.0001; 300,000,000 shares authorized at March 31, 2025 and December 31, 2024; 127,724,799 and 93,173,191 issued and outstanding, at March 31, 2025 and December 31, 2024, respectively	12,772	9,317
Additional paid in capital	276,572,688	252,941,813
Accumulated deficit	(250,504,173)	(236,367,823)
Total stockholders’ equity	26,081,287	16,583,307
Total liabilities and stockholders’ equity	$104,600,639	$109,622,288

The accompanying footnotes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues, net	$4,248,182	$625,009
Cost of goods sold	2,759,632	1,019,991
Gross profit (loss)	1,488,550	(394,982)

Operating expenses:
General and administration	5,909,398	3,898,089
Sales and marketing	2,430,110	1,321,149
Research and development	3,459,480	3,512,975
Total operating expenses	11,798,988	8,732,213

Operating loss	(10,310,438)	(9,127,195)

Other income (expense), net
Other income (expense), net	(1,162)	(2,324)
Change in fair value of government grant liability	(124,025)	(74,392)
Interest income	200,806	97,501
Interest expense	(3,867,857)	(782,611)
Foreign exchange gain (loss), net	(33,674)	12,937
Total other income (expense), net	(3,825,912)	(748,889)

Loss before income taxes	(14,136,350)	(9,876,084)

Provision for income taxes	-	-

Net loss	$(14,136,350)	$(9,876,084)
Less preferred dividends attributable to noncontrolling interest	390,000	334,138
Less deemed dividends attributable to accretion of redemption value	817,127	638,646
Net loss attributable to common stockholders	(15,343,477)	(10,848,868)

Net loss per share - basic and diluted	$(0.15)	$(0.17)

Weighted average number of common shares outstanding, basic and diluted	105,004,818	63,035,122

The accompanying footnotes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Redeemable Noncontrolling Interest		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2024	429,123	$11,920,694	61,940,878	$6,194	$231,488,999	$(198,360,066)	$33,135,127
Sale of redeemable preferred stock in Ondas Networks, net of issuance costs	108,925	3,028,806	-	-	(124,965)	-	(124,965)
Issuance of warrants in connection with the sale of redeemable preferred stock in Ondas Networks	-	-	-	-	1,471,194	-	1,471,194
Preferred dividends attributable to redeemable noncontrolling interest	-	334,138	-	-	(334,138)	-	(334,138)
Accretion of redeemable preferred stock in Ondas Networks	-	638,646	-	-	(638,646)	-	(638,646)
Sale of common stock, net of issuance costs	-	-	3,616,071	362	2,904,295	-	2,904,657
Issuance of warrants in Ondas Autonomous Systems, in connection with sale of common stock	-	-	-	-	954,737	-	954,737
Issuance of shares upon exercise of options	-	-	4,535	-	2,217	-	2,217
Delivery of shares for vesting of restricted stock units	-	-	3,000	-	-	-	-
Stock-based compensation	-	-	-	-	269,553	-	269,553
Net Loss	-	-	-	-	-	(9,876,084)	(9,876,084)
Balance, March 31, 2024	538,048	$15,922,284	65,564,484	$6,556	$235,993,246	$(208,236,150)	$27,763,652

Balance, January 1, 2025	538,048	$19,361,205	93,173,191	$9,317	$252,941,813	$(236,367,823)	$16,583,307
Issuance of warrants in Ondas Networks, in connection with convertible note payable	-	-	-	-	345,403	-	345,403
Preferred dividends attributable to redeemable noncontrolling interest	-	390,000	-	-	(390,000)	-	(390,000)
Accretion of redeemable preferred stock in Ondas Networks	-	817,127	-	-	(817,127)	-	(817,127)
Issuance of shares for payment on convertible debt	-	-	33,322,397	3,332	21,936,182	-	21,939,514
Issuance of shares upon exercise of options and warrants	-	-	1,105,500	111	983,784	-	983,895
Delivery of shares for vesting of restricted stock units	-	-	123,711	12	(12)	-	-
Stock-based compensation	-	-	-	-	1,572,645	-	1,572,645
Net Loss	-	-	-	-	-	(14,136,350)	(14,136,350)
Balance, March 31, 2025	538,048	$20,568,332	127,724,799	$12,772	$276,572,688	$(250,504,173)	$26,081,287

The accompanying footnotes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,136,350)	$(9,876,084)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	180,709	123,071
Amortization of debt discount and issuance cost	3,303,253	539,526
Amortization of intangible assets	1,061,869	1,052,211
Amortization of right of use asset	221,974	237,561
Retirement of assets	-	3,278
Change in fair value of government grant liability	(32,276)	74,393
Stock-based compensation	1,572,645	269,553
Changes in operating assets and liabilities:
Accounts receivable	3,309,411	1,148,846
Inventory	(727,163)	(1,174,882)
Other current assets	(3,047,595)	(63,087)
Deposits and other assets	(31,515)	3,282
Accounts payable	(1,160,757)	396,573
Accrued expenses and other current liabilities	805,588	(372,569)
Deferred revenue	2,309,056	183,103
Operating lease liability	(288,113)	(82,799)
Other liabilities	-	82,500
Net cash flows used in operating activities	(6,659,264)	(7,455,524)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(24,152)	(8,689)
Purchase of equipment	(170,867)	(1,188,086)
Purchase of software intangible	-	(15,638)
Net cash flows used in investing activities	(195,019)	(1,212,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	983,895	2,217
Proceeds from convertible notes payable, net of issuance costs	923,358	-
Proceeds from government grant	364,683	-
Proceeds from sale of common stock, net of issuance costs	-	3,859,394
Proceeds from sale of redeemable preferred stock in Ondas Networks, net of issuance costs	-	4,375,035
Payments on government grant liability	(7,000)	-
Net cash flows provided by financing activities	2,264,936	8,236,646

Decrease in cash, cash equivalents, and restricted cash	(4,589,347)	(431,291)
Cash, cash equivalents, and restricted cash beginning of period	29,999,321	15,022,000
Cash, cash equivalents, and restricted cash end of period	$25,409,974	$14,590,709

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$4,829	$7,300
Cash paid for income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Preferred dividends attributable to redeemable noncontrolling interest	$390,000	$334,138
Accretion of redeemable preferred stock in Ondas Networks	$817,127	$638,646
Debt exchanged for common stock	$21,939,514	$-
Warrants in relation to sale of redeemable preferred stock in Ondas Networks	$-	$1,471,194
Warrants in Ondas Autonomous Systems, in relation to sale of common stock	$-	$954,737
Warrants in Ondas Networks, in relation to notes payable and convertible notes payable	$345,403	$-
Transfer of equipment into inventory	$-	$398,046
Operating leases right-of-use assets obtained in exchange of lease liabilities	$340,369	$-

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

Business Activity

Ondas is a leading provider of private wireless, drone, and automated data solutions through its subsidiaries Ondas Networks, OAS, Airobotics, and American Robotics. Ondas Networks provides wireless connectivity solutions. OAS provides drone and automated data solutions through its subsidiaries Airobotics and American Robotics. Ondas Networks and OAS together provide users in defense, homeland security, and critical infrastructure markets with improved connectivity, data collection capabilities, and data collection and information processing capabilities. We operate Ondas Networks and OAS as separate business segments, and the following is a discussion of each segment.

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

We design, develop, manufacture, sell and support FullMAX, our patented, Software Defined Radio (“SDR”) platform for secure, private, wide-area broadband networks. Our customers install FullMAX systems in order to upgrade and expand their legacy wide-area network infrastructure. By upgrading their legacy systems, customers benefit from significant increases in data throughput which enables new applications. We have targeted the North American freight rail operators for the initial adoption of our FullMAX platform. These rail operators currently operate legacy communications systems utilizing dated narrowband wireless technologies for voice and data communications. These legacy wireless networks have limited data capacity and are unable to support the adoption of new, intelligent train control and management systems. The freight rail operators through the Association of American Railroads (“AAR”), its advisory subsidiary MxV Rail, as well as the American Railway Engineering and Maintenance Association (“AREMA”), have adopted the IEEE 802.16 standard for future private wireless networks. The IEEE 802.16t Direct Peer-to-Peer (“DPP”) protocol has been selected by the AAR as the new standard for Next Generation head-of-train / end-of-train (“HOT-EOT”) communications or “NGHE Gen4.” This new protocol for train telemetry operations enables new safety and operational improvements to existing HOT-EOT applications.

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

Liquidity

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. As of March 31, 2025, we had an accumulated deficit of approximately $250,504,000. As of March 31, 2025, we had net long-term borrowings outstanding of approximately $2,558,000 and short-term borrowings outstanding of approximately $38,732,000, net of debt discount and issuance costs of approximately $3,855,000, including accrued interest of approximately $2,178,000, of which approximately $230,000 is due to related parties. As of March 31, 2025, we had cash and restricted cash of approximately $25,410,000 and a working capital deficit of approximately $7,021,000. We had approximately $6,659,000 of net cash flows used in operations for the three months ended March 31, 2025.

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

In January 2025, we raised approximately $923,000 in proceeds, net of issuance costs, from issuance of convertible notes in Ondas Networks, $984,000 from the exercise of warrants in Ondas Holdings and $365,000 in Israeli government grants to Airobotics.

We expect to fund our operations for the next twelve months from the filing date of this Quarterly Report on Form 10-Q from the cash on hand as of March 31, 2025, gross profits generated from revenue growth, potential prepayments from customers for purchase orders, potential proceeds from warrants issued and outstanding, and additional funds that we may seek through equity or debt offerings and/or borrowings under additional notes payable, lines of credit or other sources. There is substantial doubt that the funding plans will be successful and therefore the conditions discussed above have not been alleviated. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for one year from May 15, 2025, the date the unaudited Condensed Consolidated Financial Statements were available for issuance.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2024 Form 10-K and are updated, as necessary, in this Form 10-Q. The December 31, 2024 consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and our subsidiaries, Ondas Networks, OAS, American Robotics and Airobotics. All inter-company accounts and transactions between these entities have been eliminated in these unaudited Condensed Consolidated Financial Statements. The functional currency of the Company and all of our subsidiaries is the U.S. dollar.

Business Combinations

We utilize the purchase method of accounting for business combinations. This method requires, among other things, that results of operations of acquired companies are included in Ondas’ results of operations beginning on the respective acquisition dates and that assets acquired, and liabilities assumed are recognized at fair value as of the acquisition date. Any excess of the fair value of consideration transferred over the fair value of the net assets acquired is recognized as goodwill. Contingent consideration liabilities are recognized at the estimated fair value on the acquisition date; these are recorded in either other accruals within current liabilities (for expected payments in less than a year) or other non-current liabilities (for expected payments in greater than a year), both on our Condensed Consolidated Balance Sheets. Subsequent changes to the fair value of contingent consideration liabilities are recognized in other income (expense) in the Condensed Consolidated Statements of Operations. Contingent consideration payments made soon after the acquisition date are classified as investing activities in the Condensed Consolidated Statements of Cash Flows. Contingent consideration payments not made soon after the acquisition date that are related to the acquisition date fair value are reported as financing activities in the Condensed Consolidated Statements of Cash Flows, and amounts paid in excess of the original acquisition date fair value are reported as operating activities in the Condensed Consolidated Statements of Cash Flows. The fair value of assets acquired, and liabilities assumed in certain cases, may be subject to revision based on the final determination of fair value during a period of time not to exceed 12 months from the acquisition date. Legal costs, due diligence costs, business valuation costs and all other business acquisition costs are expensed when incurred.

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

The Company has recognized goodwill as part of the American Robotics acquisition in 2021 and Airobotics acquisition in 2023. In December 2024, the Company bypassed the qualitative analysis and proceeded directly to a quantitative analysis. The Company engaged a third-party service provider to carry out a valuation of the OAS reporting unit. Using a discounted cash flow model and market approach model with updated forecasts for revenue and cash flows, it was determined that the fair value of the OAS reporting unit was higher than the carrying value as of December 31, 2024.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2025 and December 31, 2024, we had no cash equivalents. Restricted cash includes cash that is not readily available for use in the Company’s operating activities. Restricted cash is attributable to minimum cash reserve requirements for Airobotics’ credit cards. The Company periodically monitors its positions with, and the credit quality of the financial institutions with which it invests. Periodically, throughout the year, and as of March 31, 2025, the Company has maintained balances in excess of federally insured limits. As of March 31, 2025, the Company was approximately $24,349,000 in excess of federally insured limits.

Accounts Receivable

Accounts receivable are stated at a gross invoice amount less an allowance for credit losses as well as net of any discounts or other forms of variable consideration. We estimate allowance for credit losses by evaluating specific accounts where information indicates our customers may have an inability to meet financial obligations, such as customer payment history, credit worthiness and receivable amounts outstanding for an extended period beyond contractual terms. We use assumptions and judgment, based on the best available facts and circumstances, to record an allowance to reduce the receivable to the amount expected to be collected. These allowances are evaluated and adjusted as additional information is received. We had no allowance for credit losses as of March 31, 2025 and December 31, 2024. During the three months ended March 31, 2025 and 2024, we recognized $0 of expense related to credit losses.

Inventory

Inventories, which consist solely of raw materials, work in process and finished goods, are stated at the lower of cost (first-in, first-out) or net realizable value, net of reserves for obsolete inventory. We continually analyze our slow-moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. As of March 31, 2025 and December 31, 2024, such reserves were $221,044.

Inventory consists of the following:

	March 31, 2025	December 31, 2024
Raw Material	$5,663,678	$4,354,121
Work in Process	333,501	306,016
Finished Goods	4,772,720	5,382,599
Less Inventory Reserves	(221,044)	(221,044)
Total Inventory, Net	$10,548,855	$9,821,692

Property and Equipment

All additions, including improvements to existing facilities, are recorded at cost. Maintenance and repairs are charged to expense as incurred. Depreciation of property and equipment is principally recorded using the straight-line method over the estimated useful lives of the assets. The estimated useful lives typically are (i) 3 years for computer equipment, (ii) 5 years for vehicles and base stations and drones, (iii) 7 - 17 years for furniture and fixtures, (iv) 3 to 7 years for development equipment and machinery and equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. Upon the disposal of property, the asset and related accumulated depreciation accounts are relieved of the amounts recorded therein for such items, and any resulting gain or loss is recorded in operating expenses in the year of disposition.

Impairment of Long-Lived Assets

Long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. The impairment of long-lived assets was $0 for the three months ended March 31, 2025 and 2024, respectively.

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

The Company had no Level 3 assets that were required to be valued at fair value as of March 31, 2025 and December 31, 2024.

The Company had Level 3 liabilities that are required to be valued at fair value as of March 31, 2025 and December 31, 2024. The fair value of the government grant liability is determined as the sum of 3% royalty payments on forecasted future sales, discounted using the effective interest method. As of March 31, 2025 and December 31, 2024, the Company made the following assumptions: (i) royalty payments will be made on future sales through 2027, and (ii) the effective interest rate is a range of 17-19%. The following table provides a reconciliation of the beginning and ending balances for the Level 3 government grant liability measured at fair value using significant unobservable inputs:

Government Grant Liability
Balance as of December 31, 2024	$2,557,182
Repayment on liability	(7,000)
Government grant proceeds received, adjusted to fair value	208,382
Net loss on change in fair value of liability	124,025
Balance as of March 31, 2025	$2,882,589

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financing as deferred offering costs until such financing is consummated. After consummation of equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs are expensed immediately as a charge to other income (expense) in the unaudited Condensed Consolidated Statements of Operations.

Government Grants

The government grant liability was assumed through the acquisition of Airobotics and asset purchase of Iron Drone. Airobotics and Iron Drone receive government grants from the Israel Innovation Authority (formerly: the Office of the Chief Scientist in Israel, “the IIA”), and the grant funds are repayable to the extent that future economic benefits are expected from the research project that will result in royalty-bearing sales. A liability for grants received is first measured at fair value using a discount rate that reflects a market rate of interest. The difference between the amount of the grant received and the fair value of the liability is accounted for as a government grant and recognized as a reduction of research and development expenses.

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

Redeemable Noncontrolling Interests

In 2023 and 2024, Ondas Networks Inc. entered into multiple agreements with a third party for the sale of redeemable preferred stock in Ondas Networks (see Note 9 – Redeemable Noncontrolling Interest). The preferred stock accrues dividends at the rate per annum of eight percent (8%) of the original issue price and can be redeemed at the request of the Holder at any time after the fifth anniversary as follows:

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

The applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. As a result, the Company recorded the noncontrolling interest as redeemable noncontrolling interest and classified it in temporary equity within its Condensed Consolidated Balance Sheets initially at its acquisition-date estimated redemption value or fair value. In addition, the Company has elected to accrete the redeemable noncontrolling interest to the full redemption value as of the earliest redemption date by accruing dividends at 8% per annum and accreting the redemption value to two and one times the initial investment, respectively, using the effective interest rate method.

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

Shipping and Handling

We expense all shipping and handling costs as incurred. These costs are included in Cost of goods sold on the accompanying unaudited Condensed Consolidated Statements of Operations.

Advertising and Promotional Expenses

We expense advertising and promotional costs as incurred. We recognized expense of $58,238 and $26,143 for the three months ended March 31, 2025, and 2024, respectively. These costs are included in Sales and marketing on the accompanying unaudited Condensed Consolidated Statements of Operations.

Post-Retirement Benefits

We have one 401(k) Savings Plan for US employees that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this 401(k) Plan, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. We recognized expense of $50,808 and $73,110 for the three months ended March 31, 2025, and 2024, respectively.

Airobotics’ post-employment benefits are usually funded by deposits with insurance companies and are classified as defined deposit plans or defined benefit plans. Airobotics’ has defined deposit plans, in accordance with Section 14 of Severance Compensation Israeli Law, 1963, according to which Airobotics regularly makes its payments without having a legal or implied obligation to make additional payments even if the fund has not accumulated sufficient amounts to pay all employee benefits, in the current period and in previous periods. Deposits to a defined benefit plan for severance pay or benefits, are recognized as an expense when deposited with the plan in parallel with receiving work services from the employee. All of Airobotics’ employees in Israel are subject to Section 14 of Severance Compensation Israeli Law. We recognized expense of $259,033 and $185,583 for the three months ended March 31, 2025, and 2024, respectively, related to these post-employment benefits.

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

Development Revenue

Development revenue is comprised primarily of non-recurring engineering service contracts to develop software and hardware applications for various customers. For Ondas Networks, in 2025 and 2024, a significant portion of this revenue is generated from one parent customer whereby Ondas Networks is to develop such applications to interoperate within the customers infrastructure. For these contracts, Ondas Networks and the customers work cooperatively, whereby the customers’ involvement is to provide technical specifications for the product design, as well as to review and approve the project progress at various markers based on predetermined milestones. The products developed are not able to be sold to any other customer and are based in part upon existing Ondas Networks and customer technology. Development revenue is typically recognized over time using a percentage of completion input method, whereby revenues are recorded on the basis of the Company’s estimates of satisfaction of the performance obligation based on the ratio of actual costs incurred to total estimated costs. The input method is utilized because management considers it to be the best available measure of progress as the performance obligations are completed.

Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Impacts from changes in estimates of revenue and cost of revenue are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on the performance completed to date.

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

Contract Modification

Contracts that are modified to account for changes in contract specifications and requirements are assessed to determine if the modification either creates new or changes the existing enforceable rights and obligations. Generally, contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. For the three months ended March 31, 2025, and 2024, there were no modifications to contract specifications.

Disaggregation of Revenue

The following tables present our disaggregated revenues by Type of Revenue and Timing of Revenue.

	Three Months Ended March 31,
	2025	2024
Type of Revenue
Product revenue	$3,223,973	$2,274
Service and subscription revenue	808,841	309,587
Development revenue	215,368	313,148
Total revenue	$4,248,182	$625,009

	Three Months Ended March 31,
	2025	2024
Timing of Revenue
Revenue recognized point in time	$3,983,722	$126,634
Revenue recognized over time	264,460	498,375
Total revenue	$4,248,182	$625,009

	Three Months Ended March 31,
	2025	2024
Country of Revenue, based on location services were provided or product was shipped to:
United States	$216,374	$194,033
United Arab Emirates	1,533,391	130,044
United Kingdom	-	164,299
Israel	2,487,725	126,633
India	10,692	10,000
Total revenue	$4,248,182	$625,009

Contract Assets and Liabilities

We recognize a receivable or contract asset when we perform a service or transfer a good in advance of receiving consideration. A receivable is recorded when our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. A contract asset is recorded when we have recognized revenue over time in accordance with meeting our performance obligation but are unable to invoice the customer yet based on the contractual invoicing terms. The contract asset is reclassified to a receivable when the right to consideration becomes unconditional. The table below details the activity in our contract assets during the three months ended March 31, 2025 and the year ended December 31, 2024. Contract assets are included in Other current assets on the Condensed Consolidated Balance Sheets.

	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Balance at beginning of period	$205,911	$819,107
Contract assets recognized	1,738,065	322,888
Reclassification to Accounts receivable, net	(18,631)	(936,084)
Balance at end of period	$1,925,345	$205,911

We recognize a contract liability (deferred revenue) when we receive consideration from a customer, or if we have the unconditional right to consideration (i.e., a receivable), prior to satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. The table below details the activity in our contract liabilities during the three months ended March 31, 2025 and the year ended December 31, 2024.

	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Balance, beginning of period	$329,025	$276,944
Additions	2,320,754	1,596,155
Transfer to revenue	(11,698)	(1,439,074)
Transfer to general and administrative expense	-	(105,000)
Balance, end of period	$2,638,081	$329,025

Revenue recognized during the three months ended March 31, 2025 and 2024 that was included in the contract liability opening balance was $11,698 and $84,133, respectively.

Warranty Reserve

For our software and hardware products, we provide a limited one-year assurance-type warranty and for our development service, we provide no warranties. The assurance-type warranty covers defects in material and workmanship only. If a software or hardware component is determined to be defective after being tested by the Company within the one-year, the Company will repair, replace or refund the price of the covered hardware and/or software to the customer (not including any shipping, handling, delivery or installation charges). We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance-type warranties and has determined that the estimated outstanding warranty obligation as of March 31, 2025 and December 31, 2024 are immaterial to the Company’s unaudited Condensed Consolidated Financial Statements.

Leases

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. As of March 31, 2025, the Company’s operating leases consisted of office spaces in Sunnyvale, CA (the “Oakmead Lease”), Sparks, MD, Waltham, MA (the “Waltham Lease”), and Petah Tikva, Israel (the “Airobotics Leases”).

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

On August 5, 2021, the Company acquired American Robotics and the American Robotics Lease, located in Marlborough, Massachusetts, wherein the base rate was $15,469 per month, with an annual increase of 3% through January 2024, with a security deposit of $24,166. On August 19, 2021, American Robotics amended the American Robotics Lease to reduce their space to approximately 10,450 square feet. The amendment reduced their annual base rent to $8,802 per month, with an annual increase of 3% through January 31, 2024. On November 10, 2023, American Robotics amended the American Robotics Lease, as amended to extend the existing lease term from January 31, 2024 to January 31, 2026 and to relinquish a portion of the leased outdoor space. The annual base rent was $14,586 per month starting February 1, 2024, with an annual increase of 3.5% through January 2026. As of September 30, 2024, the lease was terminated.

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

We determine if an arrangement is a lease, or contains a lease, at the inception of the arrangement. If we determine the arrangement is a lease, or contains a lease, at lease inception, we then determine whether the lease is an operating lease or finance lease. Operating and finance leases result in recording a right-of-use (“ROU”) asset and lease liability on our Condensed Consolidated Balance Sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. For purposes of calculating operating lease ROU assets and operating lease liabilities, we use the non-cancellable lease term plus options to extend that we are reasonably certain to take. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Our leases generally do not provide an implicit rate. As such, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. This rate is generally consistent with the interest rate we pay on borrowings under our credit facilities, as this rate approximates our collateralized borrowing capabilities over a similar term of the lease payments. We have elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying assets. We have elected not to separate lease and non-lease components for any class of underlying asset.

Lease Costs

	Three Months Ended March 31,
	2025	2024
Components of total lease costs:
Operating lease expense	$352,156	$382,219
Common area maintenance expense	114,471	146,090
Short-term lease costs (1)	16,572	281,101
Sublease income	(105,563)	(104,738)
Total lease costs	$377,636	$704,672

(1)	Represents short-term leases with an initial term of 12 months or less, which are immaterial.

Lease Positions as of March 31, 2025 and December 31, 2024

ROU lease assets and lease liabilities for our operating leases were recorded in the Condensed Consolidated Balance Sheets as follows:

	March 31, 2025	December 31, 2024
Assets:
Operating lease assets	$4,040,390	$3,921,995
Total lease assets	$4,040,390	$3,921,995

Liabilities:
Operating lease liabilities, current	$1,243,084	$1,121,565
Operating lease liabilities, net of current	4,892,704	4,961,967
Total lease liabilities	$6,135,788	$6,083,532

Other Leases Information

	Three Months Ended March 31,
	2025	2024
Operating cash flows for operating leases	$427,322	$236,102

Weighted average remaining lease term (in years)- operating lease	4.23	5.01
Weighted average discount rate – operating lease	9.30%	10.00%

Undiscounted Leases Cash Flows

Future lease payments included in the measurement of lease liabilities on the unaudited Condensed Consolidated Balance Sheets as of March 31, 2025, as follows:

Years ending December 31,(1)
2025 (9 months)	$1,296,279
2026	1,743,914
2027	1,673,060
2028	1,713,844
2029	999,203
Total future minimum lease payments	$7,426,300
Lease imputed interest	(1,290,512)
Total	$6,135,788

(1)	Remaining non-cancellable sublease proceeds for the years ending December 31, 2025, 2026 - 2028, and 2029 of $352,920, $495,000, and $144,375, respectively, are not included in the table above.

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

The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the numerator may have to adjust for any dividends and income or loss associated with potentially dilutive securities that are assumed to have resulted in the issuance of shares of common stock, and the denominator may have to adjust to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued during the period to reflect the potential dilution that could occur from shares of common stock issuable through stock options, warrants, restricted stock units, or convertible preferred stock. For purposes of determining diluted earnings per common share, the treasury stock method is used for stock options, warrants, and restricted stock units, and the if-converted method is used for convertible preferred stock as prescribed in ASC Topic 260. Because of the net loss for the three months ended March 31, 2025 and 2024, the impact of including this in our computation of diluted net loss per share was anti-dilutive.

The following potentially dilutive securities for the three months ended March 31, 2025 and 2024 have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	Three Months Ended March 31,
	2025	2024
Warrants to purchase common stock	25,384,610	15,581,092
Options to purchase common stock	9,349,311	4,519,171
Potential shares issuable under 2022 Convertible Exchange Notes	19,502,416	62,551,576
Potential shares issuable under 2023 Additional Notes	30,237,267	29,344,721
Potential shares issuable under 2024 Additional Notes	42,348,142	-
Restricted stock units	1,458,600	408,047
Total potentially dilutive securities	128,280,346	112,404,607

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits. As of March 31, 2025, the Company was approximately $24,349,000 in excess of federally insured limits.

Credit is extended to customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintain an allowance for credit losses.

Concentration of Customers

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue. Revenue from significant customers, those representing 10% or more of total revenue, was composed of three customers accounting for 43%, 36% and 14% of the Company’s revenue for the three months ended March 31, 2025, respectively. Three customers accounted for 48%, 20% and 19% of the Company’s revenue for the three months ended March 31, 2024, respectively.

Accounts receivable from significant customers, those representing 10% or more of the total accounts receivable, were composed of two customers accounting for 53% and 35% of the Company’s accounts receivable balance as of March 31, 2025, respectively. Two customers accounted for 78% and 10% of the Company’s accounts receivable balance as of December 31, 2024, respectively.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-08, “Accounting for and Disclosure of Crypto Assets”, which amends and enhances the disclosure requirements for crypto assets. The new requirements will be effective for public business entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The adoption of this pronouncement as of January 1, 2025 had no impact on our accompanying unaudited Condensed Consolidated Financial Statements, as the Company has no crypto assets.

In November 2024, the FASB issued ASU No. 2024-04, “Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments”. The amendments in ASU No. 2024-04 clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion, applicable only to conversions that include the issuance of all equity securities issuable pursuant to the conversion privileges provided in the terms of the debt at issuance, and make additional clarifications to assist stakeholders in applying the guidance. For all entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The adoption of this pronouncement as of January 1, 2025 had no impact on our accompanying unaudited Condensed Consolidated Financial Statements, as the Company’s convertible debt instruments’ conversion privileges were not changed to induce conversion.

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)”. The amendments in ASU No. 2024-03 require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity: 1. Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (DD&A) (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e). 2. Include certain amounts that are already required to be disclosed under U.S. GAAP in the same disclosure as the other disaggregation requirements. 3. Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. 4. Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. For all public business entities, the amendments in ASU No. 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. In January 2025, the FASB issued ASU No. 2025-01, which clarified the above effective dates for ASU No. 2024-03. The Company is currently assessing the impact of adopting this standard on the Company’s unaudited Condensed Consolidated Financial Statements.

Reclassification

Certain amounts reported in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 3 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2025	December 31, 2024
Prepaid insurance	$703,971	$871,856
Advance to vendors	1,094,501	1,001,818
Contract asset	1,925,345	205,911
VAT input credit	353,262	52,375
Prepaid software subscriptions	1,193,811	85,441
Other prepaid expenses and current assets	253,061	258,955
Total other current assets	$5,523,951	$2,476,356

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2025	December 31, 2024

Vehicles	$149,916	$149,916
Computer equipment	581,511	464,661
Furniture and fixtures	346,485	336,682
Leasehold improvements	3,656,389	3,612,176
Development equipment	456,686	456,686
Drones and base stations	1,012,946	1,012,946
Machinery and Equipment	67,821	67,821
	6,271,754	6,100,888
Less: accumulated depreciation	(3,694,905)	(3,514,197)
Total property and equipment, net	$2,576,849	$2,586,691

Depreciation expense for the three months ended March 31, 2025 and 2024 was $180,709 and $123,071, respectively. For the three months ended March 31, 2025 and 2024, the Company recognized a loss on disposal of Computer equipment of $0 and $3,278, respectively. Loss on disposal of assets is included in Other income (expense), net in the Company’s unaudited Condensed Consolidated Statements of Operations. As of March 31, 2025, there was $666,683 of net property and equipment located in Israel.

NOTE 5 – INTANGIBLE ASSETS

The components of intangible assets, all of which are finite lived, were as follows:

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life

Patents	$184,927	$(67,933)	$116,994	$165,106	$(58,808)	$106,298	10
Patents in process	108,144	-	108,144	103,813	-	103,813	N/A
Licenses	241,909	(120,096)	121,813	241,909	(114,048)	127,861	10
Software	271,852	(220,569)	51,283	271,852	(208,699)	63,153	3
Trademarks	3,230,000	(1,179,974)	2,050,026	3,230,000	(1,099,226)	2,130,774	10
FAA waiver	5,930,000	(2,166,329)	3,763,671	5,930,000	(2,018,084)	3,911,916	10
Developed technology	27,977,331	(9,297,585)	18,679,746	27,977,331	(8,564,502)	19,412,829	3 - 10
Non-compete agreements	840,000	(840,000)	-	840,000	(840,000)	-	1
Marketing-related assets	890,000	(193,790)	696,210	890,000	(171,540)	718,460	10
Customer relationships	1,010,000	(457,547)	552,453	1,010,000	(407,047)	602,953	5
	$40,684,163	$(14,543,823)	$26,140,340	$40,660,011	$(13,481,954)	$27,178,057

Amortization expense for the three months ended March 31, 2025 and 2024 was $1,061,869 and $1,052,211, respectively.

Expected amortization expense for the next five years for the intangible costs currently being amortized is as follows:

Year Ending December 31,	Expected Amortization
2025 (9 months)	$3,119,093
2026	4,091,986
2027	4,076,865
2028	3,793,702
2029	3,758,276
Thereafter	7,300,418
Total	$26,140,340

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31, 2025	December 31, 2024
Accrued payroll and other benefits	$2,814,622	$1,907,175
D&O insurance financing payable	240,476	326,716
Accrued professional fees	88,807	191,152
VAT payable	-	385,279
Accrued interest	2,178,354	1,673,627
Other accrued expenses and payables	161,668	235,265
Total accrued expenses and other current liabilities	$5,483,927	$4,719,214

NOTE 7 – NOTES PAYABLE

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

As of March 31, 2025 and December 31, 2024, the total outstanding balance of the 2017 Convertible Promissory Note was $300,000. The maturity date of the 2017 Convertible Promissory Note is based on the payment of 0.6% of quarterly gross revenue until 1.5 times the amount of the Note is paid. Accrued interest as of March 31, 2025 and December 31, 2024 was $18,962 and $20,041, respectively. Interest expense for the three months ended March 31, 2025 and 2024 was $3,750.

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

The 2022 Convertible Exchange Notes bear interest at the rate of 3% per annum. The 2022 Convertible Exchange Notes are payable in monthly installments beginning on November 1, 2022, through the maturity date of April 28, 2025 (each such date, an “Installment Date”). On each Installment Date, we will make monthly payments by converting the applicable “Installment Amount” (as defined below) into shares of our Common Stock (an “Installment Conversion”), subject to satisfaction of certain equity conditions, including a minimum $1.50 share price, $500,000 minimum daily volume, and maintaining continued Nasdaq listing requirements among other conditions. If these conditions are not met, installments can be requested in cash. For the three months ended March 31, 2025 and 2024, we made no cash payments and issued no common shares as a result of the note holder deferring all Installment Conversions. At each Installment Date the note holder may defer some or all of the amount due until the subsequent Installment Date. In between Installment Dates, the note holder also has the option to accelerate certain portions of principal due. At each Installment Date the price used to exchange outstanding notes into Common Stock is based on the lower of (A) 92% of the lowest VWAP of the respective previous five trading days; and (B) the Floor Price ($0.32 as of December 31, 2024). The maximum conversion price is $1.50 per share.

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

The 2023 Additional Notes bear interest at the rate of 3% per annum. The 2023 Additional Notes are payable in monthly installments beginning on August 1, 2023 through the maturity date of July 24, 2025 (each such date, an “2023 Installment Date”). On each 2023 Installment Date, we will make monthly payments by converting the applicable 2023 Installment Amount (as defined above under the 2022 Convertible Exchange Notes) into shares of our Common Stock (a “2023 Installment Conversion”), subject to satisfaction of certain equity conditions, including a minimum $1.50 share price, $500,000 minimum daily volume, and maintaining continued Nasdaq listing requirements among other conditions. If these conditions are not met, installments can be requested in cash. For the three months ended March 31, 2025 and 2024, we made no cash payments and issued no common shares as a result of the note holder deferring all 2023 Installment Conversions. At each 2023 Installment Date the note holder may defer some or all of the amount due until the subsequent 2023 Installment Date. In between 2023 Installment Dates, the note holder also has the option to accelerate certain portions of principal due. At each 2023 Installment Date the price used to exchange outstanding notes into Common Stock is based on the greater of (x) the Floor Price ($0.40 as of December 31, 2024) and (y) 92% of the lowest VWAP of the prospective five trading days. The maximum conversion price is $1.45 per share.

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

The 2024 Additional Notes bear interest at the rate of 3% per annum. The 2024 Additional Notes are payable in monthly installments beginning on January 1, 2025, through the maturity date of December 3, 17, and 31, 2026, respectively, (each such date, an “2024 Installment Date”). On each 2024 Installment Date, we will make monthly payments by converting the applicable 2024 Installment Amount (as defined above under the 2022 Convertible Exchange Notes) into shares of our Common Stock (an “2024 Installment Conversion”), subject to satisfaction of certain equity conditions, including a minimum $1.50 share price, $500,000 minimum daily volume, and maintaining continued Nasdaq listing requirements among other conditions. If these conditions are not met, installments can be requested in cash. At each 2024 Installment Date the note holder may defer some or all of the amount due until the subsequent 2024 Installment Date. In between 2024 Installment Dates, the note holder also has the option to accelerate certain portions of principal due. At each 2024 Installment Date the price used to exchange outstanding notes into Common Stock is based on the greater of (x) the Floor Price ($0.17, $0.20, and $0.50, respectively, as of December 31, 2024) and (y) 92% of the lowest VWAP of the prospective five trading days. The maximum conversion price is $0.80, $0.88, and $1.60 per share, respectively. For the three months ended March 31, 2025, we made no cash payments, and we issued 33,322,397 common shares as a result of 2024 Installment Conversions. The December 3, 2024 note with original principal amount of $4.1 million was repaid in full through 2024 Installment Conversions, at which time the remaining unamortized debt discount and issuance costs of $702,440 was taken to additional paid in capital.

As of March 31, 2025, the total outstanding principal on the 2022 Convertible Exchange Notes, 2023 Additional Notes, and 2024 Additional Notes was $25,449,671, net of unamortized debt discount of $2,263,459 and unamortized issuance costs of $851,660. As of December 31, 2024, the total outstanding principal on the 2022 Convertible Exchange Notes, 2023 Additional Notes, and 2024 Additional Notes was $44,617,229, net of unamortized debt discount of $4,746,547 and unamortized issuance costs of $1,801,013. Accrued interest as of March 31, 2025 and December 31, 2024 was $1,848,535 and $1,558,615, respectively, and is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

For the three months ended March 31, 2025, we recognized interest expense of $331,874, amortization expense of $1,986,660 related to the debt discount, and amortization expense of $743,342 related to the issuance costs for the 2022 Convertible Exchange Notes, 2023 Additional Notes, and 2024 Additional Notes. For the three months ended March 31, 2024, we recognized interest expense of $236,972, amortization expense of $356,527 related to the debt discount, and amortization expense of $182,999 related to the issuance costs for the 2022 Convertible Exchange Notes and 2023 Additional Notes. The remaining unamortized debt discount and issuance costs will be amortized via the effective interest method under ASC 835. Interest expense and amortization expense of the debt discount and issuance costs are included in Interest expense on the unaudited Condensed Consolidated Statements of Operations.

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

On November 13, 2024, pursuant to the Securities Purchase Agreement, dated November 13, 2024, by and between Networks and a private investor group (the "November Networks SPA"), multiple investors elected to purchase Convertible Notes in the aggregate original principal amount of $2,069,017 (the “November Networks Convertible Notes”), of which $1,000,000 was purchased by C&P. The November Networks Convertible Notes are convertible into shares of Networks Common Stock (as defined below) or Preferred Stock under certain conditions. The Company currently intends to use the net proceeds for general corporate purposes, which includes funding capital expenditures and working capital. The November Networks Convertible Notes bear interest at the rate of 10% per annum and have a maturity date of September 30, 2025.

On January 15, 2025, pursuant to the Securities Purchase Agreement, dated November 13, 2024, by and between Networks, the Company, and a private investor group (the "January Networks SPA," together with the November Networks SPA, the "Networks SPA"), multiple investors elected to purchase Convertible Notes in the aggregate original principal amount of $2,930,983 (the “January 2025 Networks Convertible Notes,” together with the July Networks Convertible Notes and November Networks Convertible Notes, the "Ondas Networks Convertible Notes"), of which $2,000,000 is from the Company. The January 2025 Networks Convertible Notes will (i) bear an interest rate of 10% per annum, (ii) have a maturity date of September 30, 2025, (iii) be secured by all assets of Networks, provided however such secured obligation shall be subordinate to that certain secured note, dated September 3, 2024, by and between Networks and C&P, and (iv) at the option of C&P be convertible into equity securities of Networks upon the closing (a) a Corporate Transaction (as defined in the Note) or (b) a subsequent offering of securities of Networks. The $2,000,000 in Convertible Notes held by the Company has been eliminated in the consolidated financials.

On November 13, 2024 and January 15, 2025, in connection with the November Networks Convertible Notes and January 2025 Networks Convertible Notes, Networks issued the investors warrants to purchase $2,069,017 and $2,930,983, respectively, in shares of preferred stock of Networks, $0.00001 par value per share, at an exercise price of $20.65 per share, of which $2,000,000 is to the Company and has been eliminated in the consolidated financials. The number of warrants exercisable under the Networks SPA is calculated by $5,000,000 divided by the Conversion Price, which is the amount equal to the price per share of Networks’ most senior series of Preferred Stock issued to investors in Networks’ next equity financing date, or if none, then $41.3104. The warrants are exercisable commencing November 13, 2024 through November 13, 2029 and January 15, 2025 through January 15, 2030, respectively. The Company engaged a third-party service provider to carry out an appraisal of the warrants, who ran a Black-Scholes Model to determine the fair value of the warrants as of November 13, 2024 and January 15, 2025, which was $1,220,498 and $549,154, respectively. The initial valuation was assigned to the November Networks Convertible Notes and January 2025 Networks Convertible Notes and the warrants based on their relative fair values, resulting in a total relative fair value of $1,113,063 for the warrants, which was recorded as debt discount.

In the event Ondas Networks consummates an additional equity financing prior to the maturity date, the principal balance and unpaid accrued interest on the July Networks Convertible Notes, November Networks Convertible Notes and January Networks Convertible Notes will be convertible at the option of the Investor into conversion shares upon closing of the next round of equity financing.

As of March 31, 2025, the total outstanding principal on the July Networks Convertible Notes, November Networks Convertible Notes, and January 2025 Networks Convertible Notes was $3,785,717, net of unamortized debt discount of $680,330 and unamortized issuance costs of $33,953. As of December 31, 2024, the total outstanding principal on the July and November Networks Convertible Notes was $2,873,625, net of unamortized debt discount of $650,843 and unamortized issuance costs of $44,549. Accrued interest as of March 31, 2025 and December 31, 2024 was $162,041 and $40,932, respectively, and is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2025, we recognized interest expense of $121,109 and amortization expense of $315,916 related to debt discount and $18,221 related to the issuance costs. The remaining unamortized debt discount and issuance costs will be amortized straight line over the term of the loan, as there was no material difference when compared to amortization via the effective interest method under ASC 835. Interest expense and amortization expense related to issuance costs are included in Interest expense on the unaudited Condensed Consolidated Statements of Operations.

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

As of March 31, 2025, the total outstanding principal on the OAS Convertible Notes was $5,174,899, net of unamortized issuance costs of $25,101. As of December 31, 2024, the total outstanding principal on the OAS Convertible Notes was $5,162,570, net of unamortized issuance costs of $37,430. Accrued interest as of March 31, 2025 and December 31, 2024 was $101,082 and $36,973, respectively, and is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2025, we recognized interest expense of $64,110 and amortization expense of $12,329 related to the issuance costs. The remaining unamortized issuance costs will be amortized straight line over the term of the loan, as there was no material difference when compared to amortization via the effective interest method under ASC 835. Interest expense and amortization expense related to issuance costs are included in Interest expense on the unaudited Condensed Consolidated Statements of Operations.

Ondas Networks Secured Note

On September 3, 2024, Networks entered into a Security Note Agreement (the “C&P Security Agreement”) with C&P, in which, Networks may draw, and C&P shall loan Networks, up to $1,500,000 (the “Networks Secured Loan”). Pursuant to the C&P Security Agreement, Networks issued C&P a secured note in the amount of $1,500,000, which amount may be increased or decreased by the mutual written agreement of the parties thereto (the “Networks Secured Note”). The Networks Secured Note (i) bears interest at a rate of 8% per annum, (ii) has a maturity date of February 28, 2025, and (iii) is secured by all assets of Networks. On February 28, 2025, Networks and C&P entered into an agreement to extend the maturity date to July 23, 2025. As of December 31, 2024, Networks has drawn a total of $1,500,000 on the Networks Secured Note.

On September 3, 2024 and October 7, 2024, pursuant to the C&P Security Agreement, Networks issued C&P warrants to purchase $1,000,000 and $500,000, respectively, in shares of preferred stock of Networks, $0.00001 par value per share, at an exercise price of $20.65 per share. The number of warrants exercisable under the C&P Security Agreement is calculated by $1,500,000 divided by the Conversion Price, which is the amount equal to the price per share of Networks’ most senior series of Preferred Stock issued to investors in Networks’ next equity financing date, or if none, then $41.3104. The warrants are exercisable commencing September 3, 2024 through September 3, 2029 and October 7, 2024 through October 7, 2029, respectively. The Company engaged a third-party service provider to carry out an appraisal of the warrants, who ran a Black-Scholes Model to determine the fair value of the warrants as of September 3, 2024 and October 7, 2024, which was $589,924 and $294,950, respectively. The initial valuation was assigned to the Networks Secured Note and the warrants based on their relative fair values, resulting in a total relative fair value of $556,554 for the warrants, which was recorded as debt discount.

As of March 31, 2025, the total outstanding principal on the Networks Secured Note was $1,500,000. As of December 31, 2024, the total outstanding principal on the Networks Secured Note was $1,273,215, net of unamortized debt discount of $201,136 and unamortized issuance costs of $25,649. Accrued interest as of March 31, 2025 and December 31, 2024 was $66,696 and $37,107, respectively, and is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2025, we recognized interest expense of $29,589 and amortization expense of $201,136 related to the debt discount and $25,649 related to the issuance costs. Interest expense and amortization expense related to issuance costs are included in Interest expense on the unaudited Condensed Consolidated Statements of Operations.

Government Grant Liability

Airobotics has received grants from the Israel Innovation Authority (“IIA”) to finance its research and development programs in Israel, through which Airobotics received IIA participation payments in the aggregate amount of approximately $4.0 million through March 31, 2025. All of these are royalty-bearing grants. In return, Airobotics is committed to pay IIA royalties at a rate of 3% of future sales of the developed products, up to 100% of the amounts of grants received plus interest at LIBOR. Through March 31, 2025, approximately $738,000 in royalties have been paid to the IIA. The Company made royalty payments of $7,000 and $0 during the three months ended March 31, 2025 and 2024, respectively.

The Company’s royalty liability to the IIA as of March 31, 2025 and December 31, 2024, including grants received by Airobotics and the associated LIBOR interest on all such grants, was $2,882,589 and $2,557,182, respectively. The increase in fair value of the government grant liability, including LIBOR interest expense accrued, for the three months ended March 31, 2025 and 2024 was $124,025 and $74,392, respectively, which is included in Other income (expense), net on the unaudited Condensed Consolidated Statements of Operations.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2025 and December 31, 2024, the Company had 300,000,000 shares of Common Stock authorized for issuance, of which 127,724,799 and 93,173,191 shares of our Common Stock were issued and outstanding, respectively. On May 12, 2025, stockholders of the Company approved an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 300,000,000 to 400,000,000.

Preferred Stock

As of March 31, 2025 and December 31, 2024, the Company had 10,000,000 shares of preferred stock, par value $0.0001, authorized, of which 5,000,000 shares are designated as Series A Convertible Preferred Stock (“Series A Preferred”) and 5,000,000 shares are non-designated (“blank check,” together with the Series A Preferred, the “Preferred Shares”) shares. As of March 31, 2025 and December 31, 2024, the Company had no preferred stock outstanding.

Form S-3

On February 2, 2024, the Company initially filed with the SEC a new shelf Registration Statement on Form S-3 for up to $175,000,000, which represents $150,000,000 under the Prior Form S-3 and an additional $25,000,000 (the “Form S-3”), for shares of its Common Stock; shares of its preferred stock, which the Company may issue in one or more series or classes; debt securities, which the company may issue in one or more series; warrants to purchase its Common Stock, preferred stock or debt securities; and units. The Form S-3 was declared effective by the SEC on February 15, 2024.

On April 18, 2025, the Company initially filed with the SEC a new shelf Registration Statement on Form S-3 for up to $225,000,000, which represents $175,000,000 under the Prior Form S-3 and an additional $50,000,000 (the “New Form S-3”), for shares of its Common Stock; shares of its preferred stock, which the Company may issue in one or more series or classes; debt securities, which the company may issue in one or more series; warrants to purchase its Common Stock, preferred stock or debt securities; and units. The New Form S-3 was declared effective by the SEC on April 25, 2025.

Stock Issued for Convertible Debt

The Company issued 33,322,397 shares of its Common Stock during the three months ended March 31, 2025 to the lenders in lieu of cash payments for $41,954 of interest and $22,600,000 of outstanding principal on the 2024 Additional Notes (See Note 7 – Notes Payable for further details).

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

The Company engaged a third-party service provider to carry out an appraisal of the OAS Warrants, who ran a Monte Carlo simulation to determine the fair value of the OAS Warrants as of February 26, 2024, which is $1,561,532. The initial valuation was assigned to the Holdings Shares and the OAS Warrants based on their relative fair values, with the initial valuation of the Holdings Shares being $3,095,263 and OAS Warrants being $954,737. As of December 31, 2024, there were 3,616,071 OAS Warrants outstanding, with a weighted average remaining contractual life of 3.91 years.

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

Warrants to Purchase Preferred Stock of Networks

On September 3, 2024 and October 7, 2024, in connection with the Networks Secured Note, pursuant to the Agreement, Networks issued C&P warrants to purchase $1,000,000 and $500,000, respectively, in shares of preferred stock of Networks, $0.00001 par value per share, at an exercise price of $20.65 per share. (See Note 7 – Notes Payable for further details).

On November 13, 2024 and January 15, 2025, in connection with the November Networks Convertible Notes and January 2025 Networks Convertible Notes, Networks issued the investors warrants to purchase $2,069,017 and $2,930,983, respectively, in shares of preferred stock of Networks, $0.00001 par value per share, at an exercise price of $20.65 per share, of which $2,000,000 is to the Company and has been eliminated in consolidation. (See Note 7 – Notes Payable for further details).

As of March 31, 2025, there were 157,339 warrants for shares of preferred stock in Networks outstanding based on a Conversion Price of $41.3104, with a weighted average exercise price of $20.65 and a weighted average remaining contractual life of 4.67 years.

Warrants to Purchase Common Stock of Networks

On June 3, 2024, the Company issued warrants to purchase 15,391 shares of Networks Common Stock, at an exercise price of $2.75 per share, with a fair value of $303,052, in consideration of consulting services for the Company. The warrants vest over a one-year period. The Company engaged a third-party service provider to carry out a valuation of Ondas Networks’ Common Stock to determine its fair value as of May 31, 2024 and has recorded stock-based compensation of $50,762 in General and administrative expense on the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 based on the valuation.

As of March 31, 2025, there were 15,391 warrants for shares of common stock in Networks outstanding, with a weighted average exercise price of $2.75 and a weighted average remaining contractual life of 4.18 years. As of March 31, 2025, total unrecognized compensation expense related to the non-vested Warrants was $50,761 which is expected to be recognized over a weighted-average period of approximately 0.25 years.

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

A summary of our Warrants activity and related information is as follows:

	Number of Shares Under Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of January 1, 2025	26,490,110	$1.70	3.84
Exercised	(1,105,500)	0.73
Balance as of March 31, 2025	25,384,610	$1.41	3.62
Vested and Exercisable as of March 31, 2025	25,250,876	$1.41	3.61

Total stock-based compensation expense for warrants for the three months ended March 31, 2025 and 2024 was $40,158 and $0 and is recorded in General and administrative expense on the unaudited Condensed Consolidated Statements of Operations.

As of March 31, 2025, total unrecognized compensation expense related to non-vested Warrants was $40,158 which is expected to be recognized over a weighted-average period of approximately 0.25 years.

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

On January 7, 2025, the Compensation Committee granted Ron Stern stock options to purchase an aggregate of 2,876,944 shares of the Company’s Common Stock in connection with his Directorship Agreement. The options have an exercise price of $2.69, a term of 5 years and are contingent on ongoing employment. 1,918,059 options vest upon the earlier of: (a) on a quarterly basis over a two-year period following the grant date, or (b) the expiration of a 30-day period in which the average price per share of the Company in the applicable stock exchange is five dollars (or more) per share (the “Valuation Milestone”). 958,885 options vest upon the Valuation Milestone. The Company engaged a third-party service provider to carry out an appraisal of the options, who ran a Monte Carlo simulation to determine the fair value and the period over which the related expense shall be recognized as of January 7, 2025, which is $4,125,352, to be recognized straight-line through November 25, 2026. They are included in compensation expenses.

On January 11, 2025, the Compensation Committee granted an aggregate of 2,123,550 stock options to purchase shares of the Company’s Common Stock to certain employees, with an exercise price of $2.24 and a term of 10 years. The stock options vest over a three-year period and are contingent on ongoing employment. They are included in compensation expenses.

On January 23, 2025, the Compensation Committee granted an aggregate of 90,000 stock options to purchase shares of the Company’s Common Stock to certain employees, with an exercise price of $2.37 and a term of 10 years. The stock options vest over a two-year period and are contingent on ongoing employment. They are included in compensation expenses.

The assumptions used in the Monte Carlo simulation and Black-Scholes Model are set forth in the table below.

Three Months Ended March 31, 2025
Stock price	$2.11- 2.69
Risk-free interest rate	4.42-4.65%
Volatility	59.05-88.69%
Expected life in years	5.00-5.77
Dividend yield	0.00%

A summary of our Option activity and related information is as follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of January 1, 2025	4,289,359	$3.70	7.59
Granted	5,090,494	$2.50
Forfeited	(30,542)	$1.45
Balance as of March 31, 2025	9,349,311	$3.05	7.13
Vested and Exercisable as of March 31, 2025	2,824,117	$4.60	6.94

As of March 31, 2025, total unrecognized compensation expense related to non-vested Options was $8,226,865 which is expected to be recognized over a weighted-average period of 2.15 years.

Total stock-based compensation expense for stock options for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024
General and administrative	$788,282	$71,583
Sales and marketing	(1,221)	71,554
Research and development	69,136	40,316
Cost of goods sold	68,696	17,940
Total stock-based expense related to options	$924,893	$201,393

Restricted Stock Units

The Company awards Restricted Stock Units (“RSUs”) to certain employees and directors, which represent a right to receive common stock for each RSU that vests. Compensation expenses related to these awards is recognized straight-line over the applicable vesting period.

On January 11, 2025, the Compensation Committee granted an aggregate of 1,415,700 RSUs to certain employees. The RSUs vest in eight to twelve successive equal quarterly installments on March 16th, May 16th, August 16th and November 16th and are contingent on ongoing employment. They are included in compensation expenses.

On February 21, 2025, the Compensation Committee granted 60,606 fully vested RSUs in consideration of consulting services for the Company. They are included in compensation expenses.

A summary of our RSUs activity and related information is as follows:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period (Years)
Unvested balance at January 1, 2025	252,417	$0.68	0.75
Granted	1,476,306	$2.22
Vested	(270,123)	$1.74
Unvested balance at March 31, 2025	1,458,600	$2.04	1.94

As of March 31, 2025 the unrecognized compensation expense for RSUs was $2,861,678.

Total stock-based compensation expense for RSUs for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024
General and administrative	$286,313	$58,157
Sales and marketing	154,421	9,499
Research and development	50,793	504
Cost of goods sold	65,305	-
Total stock-based expense related to RSUs	$556,832	$68,160

Equity Incentive Plan

In 2018, our stockholders adopted the 2018 Equity Incentive Plan (the “2018 Plan”) pursuant to which 3,333,334 shares of our Common Stock has been reserved for issuance to employees, including officers, directors and consultants. The 2018 Plan shall be administered by the Board, provided however, that the Board may delegate such administration to the compensation committee of the Board of the Company (the “Compensation Committee”). Subject to the provisions of the 2018 Plan, the Board and/or the Compensation Committee shall have authority to grant, in its discretion, incentive stock options, or non-statutory options, stock awards or restricted stock purchase offers (“Equity Awards”). As of March 31, 2025, the balance available to be issued under the 2018 Plan was 1,117,078.

In 2021, our stockholders adopted the Ondas Holdings Inc. 2021 Stock Incentive Plan (the “2021 Plan”). The purpose of the 2021 Plan is to enable the Company to attract, retain, reward, and motivate eligible individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum efforts for the growth and success of the Company, so as to strengthen the mutuality of the interests between the eligible individuals and the shareholders of the Company. The 2021 Plan provides for the issuance of awards including stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards. On November 18, 2024, stockholders of the Company approved an amendment to the 2021 Plan to increase the number of shares of the Company’s Common Stock authorized for issuance under the 2021 Plan from 8,000,000 to 11,000,000 shares. As of March 31, 2025, the balance available to be issued under the 2021 Plan was 126,820. On May 12, 2025, stockholders of the Company approved an amendment to the 2021 Plan to increase the number of shares of the Company’s Common Stock authorized for issuance under the 2021 Plan from 11,000,000 to 26,000,000 shares.

NOTE 9 – REDEEMABLE NONCONTROLLING INTEREST

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

The Company recorded accrued dividends of $390,000 and accretion of $817,127 for the three months ended March 31, 2025, in aggregate. The Company recorded accrued dividends of $334,138 and accretion of $638,646 for the three months ended March 31, 2024, in aggregate.

NOTE 10 – SEGMENT INFORMATION

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The Company’s CODM is its Chief Executive Officer. Segment operating loss and segment loss before provision for income taxes are the measures of profit and loss used by the CODM to assess performance and to decide how to allocate resources for each of the Company’s reportable segments. Segment operating loss and segment loss before provision for income taxes are used to monitor actual results versus planned and prior period results for each segment based on their respective profitability objectives and business models. Segment operating loss and segment loss before provision for income taxes are also used to allocate human and capital resources among the reportable segments. The Company determined it has two reportable segments, Ondas Networks and OAS, as the CODM reviews financial information for these two businesses separately. The Company has no inter-segment sales. The Company’s revenue and significant expenses by segment regularly reviewed by the CODM, and other segment items for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Ondas Networks	OAS	Total	Ondas Networks	OAS	Total
Product revenue	$-	$3,223,973	$3,223,973	$2,274	$-	$2,274
Service and subscription revenue	11,698	797,143	808,841	14,410	295,177	309,587
Development revenue	215,368	-	215,368	295,148	18,000	313,148
Revenue, net	227,066	4,021,116	4,248,182	311,832	313,177	625,009
Cost of goods sold	381,648	2,377,984	2,759,632	416,618	603,373	1,019,991
Gross profit (loss)	(154,582)	1,643,132	1,488,550	(104,786)	(290,196)	(394,982)
Operating expenses:
General and administration	855,400	3,416,222	4,271,622	1,405,251	2,354,918	3,760,169
Sales and marketing	748,994	1,681,116	2,430,110	646,457	661,123	1,307,580
Research and development	1,223,251	2,236,229	3,459,480	1,938,161	1,574,814	3,512,975
Segment operating loss	(2,982,227)	(5,690,435)	(8,672,662)	(4,094,655)	(4,881,051)	(8,975,706)
Interest income	135	-	135	62,563	-	62,563
Interest expense	(977,628)	(84,099)	(1,061,727)	(3,750)	(191,338)	(195,088)
Other segment items	(1,012)	(157,849)	(158,861)	(33)	(63,746)	(63,779)
Segment loss before provision for income taxes	$(3,960,732)	$(5,932,383)	$(9,893,115)	$(4,035,875)	$(5,136,135)	$(9,172,010)
Corporate operating expenses	-	-	(1,637,776)	-	-	(151,489)
Elimination of intercompany interest	-	-	262,259	-	-	188,975
Corporate interest income	-	-	200,671	-	-	34,938
Corporate interest expense	-	-	(3,068,389)	-	-	(776,498)
Loss before income taxes	-	-	$(14,136,350)	-	-	$(9,876,084)

Additional segment information is set forth below as of and for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Ondas Networks	OAS	Total	Ondas Networks	OAS	Total
Total assets	$20,099,848	$84,500,791	$104,600,639	$18,965,402	$72,650,122	$91,615,524
Goodwill	$-	$27,751,921	$27,751,921	$-	$27,751,921	$27,751,921
Depreciation and amortization	$77,307	$1,165,271	$1,242,578	$25,100	$1,150,182	$1,175,282
Stock-based compensation	$433,554	$1,139,091	$1,572,645	$137,488	$132,065	$269,553
Capital expenditures	$-	$170,867	$170,867	$364,820	$823,266	$1,188,086

NOTE 11 – INCOME TAXES

The Company had a net deferred tax asset of $77.5 million as of December 31, 2024, including a tax benefit of $69.4 million from net operating loss carry-forwards. A valuation allowance of $77.5 million was provided against this asset resulting in deferred assets, net of valuation allowance of $0.

As of December 31, 2024, the Company and Ondas Networks, respectively, had Federal net operating loss carryforwards ("NOLs") of approximately $1 million and $15 million generated in 2007 to 2017 which will begin to expire in 2027 through 2037. Additionally, as of December 31, 2024, the Company and Ondas Networks had Federal NOLs of $73 million and $59 million, respectively, generated in 2018 through 2024 that have no expiration. As of December 31, 2024, the Company and Ondas Networks had State NOLs available to offset future taxable income of $49 million and $93 million, respectively, expiring from 2038 through 2044. As of December 31, 2024, the Company and Ondas Networks had approximately $0 and $752,000, respectively, of Federal research and development credits available to offset future tax liability expiring from 2038 through 2040. As of December 31, 2024, the Company had approximately $134 million and $127 million of Israeli NOL’s. The Company’s Federal income tax returns for the 2021 to 2023 tax years remain open to examination by the IRS. Upon utilization of Federal NOLs in the future, the IRS may examine records from the year the loss occurred, even if outside the three-year statute of limitations. The Company’s State tax returns also remain open to examination. The Company’s Israeli income tax returns for the 2020 to 2023 tax years remain open to examination.

In assessing the realization of deferred tax assets, including the NOLs, the Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize its existing deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible. Based on its assessment, the Company has provided a full valuation allowance against its net deferred tax assets as their future utilization remains uncertain at this time.

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

The Company applies the FASB’s provisions for uncertain tax positions. The Company utilizes the two-step process to determine the amount of recognized tax benefit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the unaudited Condensed Consolidated Financial Statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense.

As of March 31, 2025 and December 31, 2024, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of March 31, 2025.

On October 27, 2023, the Company reached a settlement agreement for legal proceedings related to Ardenna in which the Company is entitled to receive $600,000 in reimbursements for legal fees related to the proceedings. As of March 31, 2025, the Company received $550,000 from the settlement agreement, of which $0 and $450,000 is recorded in General and administrative expense on the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, respectively.

On June 6, 2024, Airobotics filed a Notice of Non-Payment with the Abu Dhabi Civil Courts in connection with a customer’s lack of payment relating to a purchase order and breach of a settlement agreement in relation to such purchase order. A performance order was filed on July 11, 2024, and rejected on July 17, 2024 by the Abu Dhabi Civil Courts. On July 30, 2024, Airobotics appealed the rejection of the performance order. On August 28, 2024, the Abu Dhabi Civil Court of Appeals accepted the appeal and appointed an expert to review the case. On October 9, 2024, the Abu Dhabi Civil Court of Appeals ruled in favor of Airobotics for the full amount of the initial purchase order less amounts paid to date by the customer (without taking into consideration the terms of the settlement agreement breached by the customer), which resulted in a total award of $2,138,945 plus interest and expenses. Airobotics will continue to pursue the collection of such award. However, the Company cannot guarantee a successful outcome in collecting any of the funds owed to Airobotics and accordingly has no receivable recorded as of March 31, 2025 and December 31, 2024.

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

NOTE 13 – RELATED PARTY TRANSACTIONS

As of March 31, 2025 and December 31, 2024, the Company owed $0 and $12,500 to independent directors, respectively, related to accrued compensation, which is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

Networks Convertible Notes (See Note 7 – Notes Payable)

On July 8, 2024, July 23, 2024, and November 13, 2024 C&P elected to purchase Convertible Notes in Networks in the aggregate original principal amount of $700,000, $800,000, and $1,000,000, respectively, (the “C&P Networks Convertible Notes”). Joseph Popolo, a director of the Company, is the sole control person of C&P.

Along with the November 13, 2024 Networks Convertible Notes, Networks issued C&P warrants to purchase $1,000,000 in shares of preferred stock of Networks, $0.00001 par value per share, at an exercise price of $20.65 per share (the “C&P Warrants). The number of C&P warrants exercisable under the Networks SPA is calculated by $1,000,000 divided by the Conversion Price, which is the amount equal to the price per share of Networks’ most senior series of Preferred Stock issued to investors in Networks’ next equity financing date, or if none, then $41.3104. The warrants are exercisable commencing November 13, 2024 through November 13, 2029. The C&P Warrants have a relative fair value of $371,031, which was recorded as debt discount.

As of March 31, 2025, the total outstanding principal on the C&P Networks Convertible Notes was $2,272,934, net of unamortized debt discount of $210,866 and unamortized issuance costs of $16,200. As of December 31, 2024, the total outstanding principal on the C&P Networks Convertible Notes was $2,159,328, net of unamortized debt discount of $314,570 and unamortized issuance costs of $26,102. Accrued interest as of March 31, 2025 and December 31, 2024 was $101,945 and $54,356, respectively, and is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2025, we recognized interest expense of $47,589 and amortization expense of $103,704 related to debt discount and $9,902 related to the issuance costs. Interest expense and amortization expense related to issuance costs are included in Interest expense on the unaudited Condensed Consolidated Statements of Operations. No principal or interest has been paid since the C&P Networks Convertible Notes were issued.

OAS Convertible Notes (See Note 7 – Notes Payable)

In October and December 2024, C&P elected to purchase Convertible Notes in OAS in the aggregate original principal amount of $2,000,000 (the “C&P OAS Convertible Notes”). Joseph Popolo, a director of the Company, is the sole control person of C&P. As of March 31, 2025, the total outstanding principal on the C&P OAS Convertible Notes was $1,990,346, net of unamortized issuance costs of $9,654. As of December 31, 2024, the total outstanding principal on the C&P OAS Convertible Notes was $1,985,624, net of unamortized issuance costs of $14,376. Accrued interest as of March 31, 2025 and December 31, 2024 was $37,466 and $12,808, respectively, and is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2025, we recognized interest expense of $24,658 and amortization expense of $4,722 related to the issuance costs. Interest expense and amortization expense related to issuance costs are included in Interest expense on the unaudited Condensed Consolidated Statements of Operations. No principal or interest has been paid since the C&P OAS Convertible Notes were issued.

On October 10, 2024, Privet Ventures LLC, an entity affiliated with Eric Brock, Chairman and Chief Executive Officer of the Company and OAS, elected to purchase a Convertible Note in OAS in the original principal amount of $1,000,000 (the “Privet OAS Convertible Note”). As of March 31, 2025, the total outstanding principal on the Privet OAS Convertible Note was $995,173, net of unamortized issuance costs of $4,827. As of December 31, 2024, the total outstanding principal on the Privet OAS Convertible Note was $992,812, net of unamortized issuance costs of $7,188. Accrued interest as of March 31, 2025 and December 31, 2024 was $23,562 and $11,233, respectively, and is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2025, we recognized interest expense of $12,329 and amortization expense of $2,361 related to the issuance costs. Interest expense and amortization expense related to issuance costs are included in Interest expense on the unaudited Condensed Consolidated Statements of Operations. No principal or interest has been paid since the Privet OAS Convertible Note was issued.

Networks Secured Note (See Note 7 – Notes Payable)

On September 3, 2024, Networks entered into the C&P Security Agreement with C&P, in which Networks may draw, and C&P shall loan Networks, up to $1,500,000. Pursuant to the Security Agreement, Networks issued C&P a secured note in the amount of $1,500,000, which amount may be increased or decreased by the mutual written agreement of the parties thereto (the “Networks Secured Note”). As of December 31, 2024, Networks has drawn a total of $1,500,000 on the Networks Secured Note.

On September 3, 2024 and October 7, 2024, pursuant to the C&P Security Agreement, Networks issued C&P warrants to purchase $1,000,000 and $500,000, respectively, in shares of preferred stock of Networks, $0.00001 par value per share, at an exercise price of $20.65 per share. The number of warrants exercisable under the C&P Security Agreement is calculated by $1,500,000 divided by the Conversion Price, which is the amount equal to the price per share of Networks’ most senior series of Preferred Stock issued to investors in Networks’ next equity financing date, or if none, then $41.3104. The warrants are exercisable commencing September 3, 2024 through September 3, 2029 and October 7, 2024 through October 7, 2029, respectively. The C&P Warrants have a total relative fair value of $556,554, which was recorded as debt discount. Joseph Popolo, a director of the Company, is the sole control person of C&P.

As of March 31, 2025, the total outstanding principal on the Networks Secured Note was $1,500,000. As of December 31, 2024, the total outstanding principal on the Networks Secured Note was $1,273,216, net of unamortized debt discount of $201,135 and unamortized issuance costs of $25,649. Accrued interest as of March 31, 2025 and December 31, 2024 was $66,696 and $37,107, respectively, and is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2025, we recognized interest expense of $29,589 and amortization expense of $201,135 related to the debt discount and $25,649 related to the issuance costs. No principal or interest has been paid since the Networks Secured Note was issued.

Sale of Common Stock in Ondas Holdings and Warrants to Purchase Common Stock of OAS (See Note 8 – Stockholders’ Equity)

On February 26, 2024, the Company completed a direct registered offering with certain purchasers with respect to the sale of (i) an aggregate of 3,616,071 shares Common Stock of the Company and (ii) warrants to purchase an aggregate of 3,616,071 shares of OAS’s common stock $0.0001 par value per share, at an exercise price of $1.29 for gross proceeds of $4,050,000 (the “2024 Direct Registered Offering”). See Note 8 – Stockholders’ Equity, Sale of Common Stock in Ondas Holdings and Warrants to Purchase Common Stock of OAS, for further details. In connection with the 2024 Direct Registered Offering, C&P paid $2,000,000 for 1,785,714 shares of Common Stock of the Company and warrants to purchase 1,785,714 shares of OAS common stock. Joseph Popolo, a director of the Company, is the sole control person of C&P.

Warrants to Purchase Common Stock of the Company (See Note 8 – Stockholders’ Equity)

On June 21, 2024, the Company issued warrants to purchase 45,455 shares of the Company’s Common Stock, at an exercise price of $0.66 per share, and with a fair value of $31,156, to Neil Laird, Interim Chief Financial Officer of the Company, in consideration of his consulting services for the Company. The warrants vest over a one-year period and are issued pursuant to the 2018 Plan.

Networks Series A-1 Preferred Stock (See Note 9 – Redeemable Noncontrolling Interest)

On July 21, 2023 and August 11, 2023, Ondas Networks completed the first and second tranche of a private placement with Stage 1 Growth Fund LLC (Series WAVE, Class A) (the “SPV”), respectively. See Note 9 – Redeemable Noncontrolling Interest, Networks Series A-1 Preferred Stock, for further details.

C&P is the proxy for the members of the SPV, and the manager of the SPV must act in accordance with C&P’s direction with respect to exercise and voting of the issuer’s securities and derivative securities held by the SPV. Joseph Popolo, a director of the Company, is the sole control person of C&P.

Networks Series A-2 Preferred Stock (See Note 9 – Redeemable Noncontrolling Interest)

On February 26, 2024, Ondas Networks completed a private placement with certain purchasers with respect to the sale of (i) 108,925 shares of preferred stock of Ondas Networks, $0.00001 par value per share (“Networks Preferred Stock”), at a purchase price of $41.3104 per share convertible into shares of Networks Common Stock and (ii) warrants to purchase 3,015,000 shares of Common Stock of the Company, at an exercise price of $1.26 per share for gross proceeds to Ondas Networks of $4,500,000 (the “2024 Private Placement”). See Note 9 – Redeemable Noncontrolling Interest, Networks Series A-2 Preferred Stock, for further details. In connection with the 2024 Private Placement, C&P paid $250,000 for 6,051 shares of Networks Preferred Stock and warrants to purchase 167,500 shares of Common Stock of the Company. Joseph Popolo, a director of the Company, is the sole control person of C&P.

NOTE 14 – SUBSEQUENT EVENTS

Management has evaluated subsequent events as of May 15, 2025, the date the unaudited Condensed Consolidated Financial Statements were issued according to the requirements of ASC Topic 855.

Subsequent to March 31, 2025, the Company issued 9,701,747 shares as a result of Installment Conversions on the 2022 Convertible Promissory Notes, repaying the 2022 Convertible Promissory Notes in full.

On May 12, 2025, stockholders of the Company approved an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 300,000,000 to 400,000,000.

On May 12, 2025, stockholders of the Company approved an amendment to the 2021 Plan to increase the number of shares of the Company’s Common Stock authorized for issuance under the 2021 Plan from 11,000,000 to 26,000,000 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis provide information which our management believes to be relevant to an assessment and understanding of the results of operations and financial condition of Ondas Holdings Inc. (“Ondas,” “we” or the “Company”). This discussion should be read together with our unaudited Condensed Consolidated Financial Statements and the notes included therein, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2025, including the audited consolidated financial statements and notes included therein as of and for the year ended December 31, 2024 (“2024 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. For a description of factors that may cause our actual results to differ materially from those anticipated in these forward-looking statements, please refer to the below section of this Report titled “Cautionary Note Regarding Forward-Looking Statements.” The reported results will not necessarily reflect future results of operations or financial condition.

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

Ondas Networks provides wireless connectivity solutions. OAS provides drone and automated data solutions through its subsidiaries Airobotics and American Robotics. Ondas Networks and OAS together provide users in defense, homeland security, and critical infrastructure markets with improved connectivity, data collection capabilities, and data collection and information processing capabilities. We operate Ondas Networks and OAS as separate business segments, and the following is a discussion of each segment. See Note 1, Note 2, and Note 10 of the accompanying unaudited Condensed Consolidated Financial Statements for further information regarding our segments.

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

We design, develop, manufacture, sell and support FullMAX, our patented, Software Defined Radio (“SDR”) platform for secure, private, wide-area broadband networks. Our customers install FullMAX systems in order to upgrade and expand their legacy wide-area network infrastructure. By upgrading their legacy systems, customers benefit from significant increases in data throughput which enables new applications. We have targeted the North American freight rail operators for the initial adoption of our FullMAX platform. These rail operators currently operate legacy communications systems utilizing dated narrowband wireless technologies for voice and data communications. These legacy wireless networks have limited data capacity and are unable to support the adoption of new, intelligent train control and management systems. The freight rail operators through the Association of American Railroads (“AAR”), its advisory subsidiary MxV Rail, as well as the American Railway Engineering and Maintenance Association (“AREMA”), have adopted the IEEE 802.16 standard for future private wireless networks. The IEEE 802.16t Direct Peer-to-Peer (“DPP”) protocol has been selected by the AAR as the new standard for Next Generation head-of-train / end-of-train (“HOT-EOT”) communications or “NGHE Gen4.” This new protocol for train telemetry operations enables new safety and operational improvements to existing HOT-EOT applications.

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

Results of Operations

Three months ended March 31, 2025 compared to three months ended March 31, 2024

	Three Months Ended March 31,
			Increase
	2025	2024	(Decrease)
Revenue, net	$4,248,182	$625,009	$3,623,173
Cost of goods sold	2,759,632	1,019,991	1,739,641
Gross profit	1,488,550	(394,982)	1,883,532
Operating expenses:
General and administrative	5,909,398	3,898,089	2,011,309
Sales and marketing	2,430,110	1,321,149	1,108,961
Research and development	3,459,480	3,512,975	(53,495)
Total operating expenses	11,798,988	8,732,213	3,066,775
Operating loss	(10,310,438)	(9,127,195)	(1,183,243)
Total other income (expense), net	(3,825,912)	(748,889)	(3,077,023)
Net loss	$(14,136,350)	$(9,876,084)	$(4,260,266)

Revenues

	Three Months Ended March 31,
	2025	2024	Increase (Decrease)
Revenue, net
Ondas Networks	$227,066	$311,832	$(84,766)
OAS	4,021,116	313,177	3,707,939
Total	$4,248,182	$625,009	$3,623,173

Our revenues increased by $3,623,173 to $4,248,182 for the three months ended March 31, 2025, compared to $625,009 for the three months ended March 31, 2024. Revenues during the three months ended March 31, 2025, included $3,223,973 for products, $808,841 for service and subscriptions, and $215,368 for development agreements, primarily with Siemens. Revenues during the three months ended March 31, 2024, included $2,274 for products, $309,587 for service and subscriptions, and $313,148 for development agreements primarily with Siemens. The increase in our revenues were primarily the result of approximately $3,224,000 in increased product sales and $502,000 in increased service revenue at OAS, which had multi-drone sales with associated services in the three months ended March 31, 2025, but no comparable sales in the three months ended March 31, 2024. These increases were partially offset by a decrease of approximately $98,000 in development revenue, primarily with Siemens, and a decrease of approximately $5,000 in product and service revenue at Ondas Networks, as further orders have been delayed by the railroads as they work on implementing the 900 MHz band network.

Cost of goods sold

	Three Months Ended March 31,
	2025	2024	Increase (Decrease)
Cost of goods sold
Ondas Networks	$381,648	$416,618	$(34,970)
OAS	2,377,984	603,373	1,774,611
Total	$2,759,632	$1,019,991	$1,739,641

Our cost of goods sold increased by $1,739,641 to $2,759,632 for the three months ended March 31, 2025, compared to $1,019,991 for the three months ended March 31, 2024. The increase in cost of goods sold was primarily a result of increased revenue for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. Cost of goods sold at OAS did not increase in the same ratio as revenue due to fixed manufacturing costs.

Gross profit (loss)

	Three Months Ended March 31,
	2025	2024	Increase (Decrease)
Gross profit (loss)
Ondas Networks	$(154,582)	$(104,786)	$(49,796)
OAS	1,643,132	(290,196)	1,933,328
Total	$1,488,550	$(394,982)	$1,883,532

Our gross profit increased by $1,883,532 to $1,488,550 for the three months ended March 31, 2025 compared to a gross loss of 394,982 for the three months ended March 31, 2024. Gross margin for the three months ended March 31, 2025 and 2024 was 35% and (63%), respectively. The increase in gross margin of 98% is primarily related to the increase in product revenue at OAS, which has higher gross margins as compared to the service and subscription revenue recognized in the three months ended March 31, 2024.

Operating Expenses

	Three Months Ended March 31,
	2025	2024	Increase (Decrease)
Operating expenses:
General and administrative	$5,909,398	$3,898,089	$2,011,309
Sales and marketing	2,430,110	1,321,149	1,108,961
Research and development	3,459,480	3,512,975	(53,495)
Total	$11,798,988	$8,732,213	$3,066,775

Our principal operating costs include the following items as a percentage of total expense.

	Three Months Ended March 31,
	2025	2024
Human resource costs, including benefits	55%	42%
Travel and entertainment	2%	2%
Other general and administration costs:
Professional fees and consulting expenses	9%	6%
Other expense	6%	11%
Depreciation and amortization	11%	14%
Other research and deployment costs, excluding human resources and travel and entertainment	13%	23%
Other sales and marketing costs, excluding human resources and travel and entertainment	4%	2%

Operating expenses increased by $3,066,775, or 35%, as a result of the following items:

Human resource costs, including benefits	$2,895,481
Travel and entertainment	49,951
Other general and administration costs:
Professional fees and consulting expenses	565,185
Other expense	(303,122)
Depreciation and amortization	43,796
Other research and development costs, excluding human resources and travel and entertainment	(451,672)
Other sales and marketing costs, excluding human resources and travel and entertainment	267,156
$3,066,775

The increase in operating expenses was primarily due to:

(i)

An increase of approximately $2,895,000 in human resource costs, including an increase in stock-based compensation at the Company of approximately $1,187,000 for new stock options and RSUs granted during the three months ended March 31, 2025, an increase of approximately $1,289,000 related to an increase in taxable fringe benefit expense, for tax on employee benefits such as Company subsidized vehicles, meals, and other expenses, at OAS primarily as the result of an audit by the Israeli government for previous years, an increase of approximately $253,000 in salary and benefit expense related to an increase in headcount in our sales and marketing department as we work on improving sales, and an increase of approximately $153,000 in bonus expense at Ondas Networks due to a new bonus structure implemented in 2025;

(ii)

An increase of approximately $565,000 in professional fees and consulting expenses, of which an increase of approximately $715,000 relates to legal and accounting fee costs, primarily related to the $450,000 recovery of legal fees from the settlement agreement for legal proceedings related to Ardenna, which reduced our legal fee expenses during the three months ended March 31, 2024, and approximately $265,000 relates to increased use of accounting consultants and increased audit fees. These increases were partially offset by a decrease of approximately $150,000 in other third-party contractors and consultants;

(iii)	A decrease of approximately $303,000 in other expense, of which approximately $225,000 relates to reduced rent and facilities charges, as Ondas Networks was paying two office leases during the three months ending March 31, 2024 as compared to one lease during the three months ended March 31, 2025, approximately $30,000 relates to a reduction in the Company’s D&O insurance expense, and approximately $48,000 relates to a increase in our allocation of other general and administrative costs to research and development;

(iv)

A decrease of approximately $452,000 in other research and development costs, excluding human resources and travel and entertainment, primarily related to a decrease in use of third-party research and development contractors and consultants; and

(v)

An increase of approximately $267,000 in other sales and marketing costs, excluding human resources and travel and entertainment, of which approximately $196,000 relates to an increase in use of sales and marketing third-party contractors and consultants and approximately $71,000 relates to increased attendance at trade shows and other marketing events.

Operating Loss

	Three Months Ended
	March 31,
	2025	2024	Increase

Operating loss	$(10,310,438)	$(9,127,195)	$(1,183,243)

As a result of the foregoing, our operating loss increased by $1,183,243, or 13%, to $10,310,438 for the three months ended March 31, 2025, compared with $9,127,195 for the three months ended March 31, 2024. Operating loss increased as a result of the increase of $3,066,775 in operating expenses described above for the three months ended March 31, 2025, partially offset by the increase of $1,883,532 in gross profit for the three months ended March 31, 2025.

Total Other Income (Expense), net

	Three Months Ended
	March 31,
	2025	2024	Increase

Total other income (expense), net	$(3,825,912)	$(748,889)	$(3,077,023)

Total other expense, net increased by $3,077,023, to $3,825,912 for the three months ended March 31, 2025, compared with $748,889 for the three months ended March 31, 2024. Total other expense, net increased primarily as a result of the increase in interest expense, amortization of debt discount, and amortization of debt issuance costs for the 2024 Additional Notes, Ondas Networks Convertible Notes, OAS Convertible Notes, and Networks Secured Note. For a summary of our outstanding Notes Payable, see Note 7 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Net Loss

	Three Months Ended
	March 31,
	2025	2024	Increase

Net loss	$(14,136,350)	$(9,876,084)	$(4,260,266)

As a result of the net effects of the foregoing, net loss increased by $4,260,266, or 43%, to $14,136,350 for the three months ended March 31, 2025, compared with $9,876,084 for the three months ended March 31, 2024. Net loss per share of Common Stock, basic and diluted, was $(0.15) for the three months ended March 31, 2025, compared with $(0.17) for the three months ended March 31, 2024.

Summary of (Uses) and Sources of Cash

	Three Months Ended March 31,
	2025	2024
Net cash flows used in operating activities	$(6,659,264)	$(7,455,524)
Net cash flows used in investing activities	(195,019)	(1,212,413)
Net cash flows provided by financing activities	2,264,936	8,236,646
Decrease in cash and restricted cash	(4,589,347)	(431,291)
Cash, cash equivalents and restricted cash, beginning of period	29,999,321	15,022,000
Cash, cash equivalents and restricted cash, end of period	$25,409,974	$14,590,709

The principal use of cash in operating activities for the three months ended March 31, 2025, was to fund the Company’s current expenses primarily related to operating activities necessary to allow us to service and support customers.

The increase in cash flows used in operating activities of approximately $796,000 was primarily due to an increase in net loss of approximately $4,260,000, of which approximately $4,008,000 related to non-cash and credits, including depreciation, amortization of debt discount and issuance costs, amortization of intangibles assets and right of use asset, change in fair value of government grant liability, and stock-based compensation, offset by changes in operating assets and liabilities resulting in a cash inflow of approximately $1,048,000.

The decrease in cash flows used in investing activities of approximately $1,017,000 relates to a decrease in in purchases of equipment in the three months ended March 31, 2025.

The decrease in cash flows provided by financing activities of approximately $5,972,000 relates to the proceeds received from the sale of common stock in the Company of approximately of $3,859,000 and the sale of preferred stock in Ondas Networks of approximately $4,375,000 during the three months ended March 31, 2024. These decreases were partially offset set by an increase in proceeds of approximately $982,000 from the exercise of options and warrants, an increase in net proceeds of approximately $923,000 from the January 2025 Networks Convertible Notes, and an increase in proceeds, net of repayments, of approximately $357,000 from government grants during the three months ended March 31, 2025. For a summary of our outstanding Notes Payable, see Note 7 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. As of March 31, 2025, we had an accumulated deficit of approximately $250,504,000. As of March 31, 2025, we had net long-term borrowings outstanding of approximately $2,558,000 and short-term borrowings outstanding of approximately $38,732,000, net of debt discount and issuance costs of approximately $3,855,000, including accrued interest of approximately $2,178,000, of which approximately $230,000 is due to related parties. As of March 31, 2025, we had cash and restricted cash of approximately $25,410,000 and a working capital deficit of approximately $7,021,000. We had approximately $6,659,000 of net cash flows used in operations for the three months ended March 31, 2025.

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

In January 2025, we raised approximately $923,000 in proceeds, net of issuance costs, from issuance of convertible notes in Ondas Networks, $984,000 from the exercise of warrants in Ondas Holdings and $365,000 in Israeli government grants to Airobotics.

We expect to fund our operations for the next twelve months from the filing date of this Quarterly Report on Form 10-Q from the cash on hand as of March 31, 2025, gross profits generated from revenue growth, potential prepayments from customers for purchase orders, potential proceeds from warrants issued and outstanding, and additional funds that we may seek through equity or debt offerings and/or borrowings under additional notes payable, lines of credit or other sources. There is substantial doubt that the funding plans will be successful and therefore the conditions discussed above have not been alleviated. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for one year from May 15, 2025, the date the unaudited Condensed Consolidated Financial Statements were issued.

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

Off-Balance Sheet Arrangements

As of March 31, 2025, we had no off-balance sheet arrangements.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. Information concerning our critical accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2024 Form 10-K. There have been no significant changes in our critical accounting policies since the filing of the 2024 Form 10-K.

Recent Accounting Pronouncements

There have been no material changes to our significant accounting policies as summarized in Note 2 of our 2024 Form 10-K. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying unaudited Condensed Consolidated Financial Statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are neither historical facts nor assurances of future performance. These forward-looking statements are based on our current, reasonable expectations and assumptions, which expectations and assumptions are subject to risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our 2024 Form 10-K, which was filed with the SEC on March 12, 2025. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2025. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

For information related to our legal proceedings, refer to Note 12 —Commitments and Contingencies of Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2025 (the “2024 Form 10-K”), the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in the 2024 Form 10-K, except as set forth below.

Changes in U.S. trade policy, including the imposition of new tariffs or other import restrictions, could increase our costs, disrupt our supply chain, and adversely affect our business, financial condition, and results of operations.

The United States has recently enacted, and may enact or propose to enact, significant new tariffs on imported goods, including technology components, raw materials, and finished products. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. As a result, there continues to be significant uncertainty surrounding the future of U.S. trade policy and its global implications. This uncertainty—whether arising from actual regulatory actions or even the perception that such changes may occur—could adversely impact global economic conditions, increase volatility in financial markets, and reduce international trade volumes, including trade between the United States and countries where our suppliers, contract manufacturers, or customers are located.

As a company with global operations and dependencies on a complex international supply chain, these developments could materially affect our cost structure, operating efficiency, and commercial execution. Specifically:

●	We may face increased costs from tariffs on imported components used in our drone systems and wireless infrastructure products;

●	Our ability to source certain materials or components may be constrained or delayed, resulting in supply chain disruptions and missed customer deadlines;

●	We may be required to seek alternative suppliers or relocate manufacturing capacity at substantial cost and with uncertain outcomes;

●	Export restrictions or retaliatory tariffs imposed by foreign governments could impact our ability to sell products internationally, particularly in strategic growth markets;

●	Evolving regulatory requirements may increase our compliance burden and legal exposure related to customs classifications, country-of-origin tracking, and trade licensing.

Any of these outcomes could reduce our gross margins, hinder our revenue growth, delay strategic initiatives, and adversely affect our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On, May 12, 2025, Joseph Popolo provided the Company notice of his resignation as a director of the Company, effective May 14, 2025.  Mr. Popolo is stepping down in connection with his public service commitments as the nominee to be the U.S. Ambassador to the Kingdom of The Netherlands.

On May 14, 2025, the Company’s Compensation Committee approved an annual salary for Eric Brock, the Company’s Chief Executive Officer and President, of $400,000 (effective April 1, 2025) and a discretionary bonus of $50,000.

The Company has elected not to provide for the automatic annual renewal of the Service Agreement between the Company and  Letzhangout LLC dba AM Consulting, dated June 21, 2024, and on March 21, 2025 provided AM Consulting notice.

Item 6. Exhibits.

Exhibit No.	Name of Document

10.1+	Form of Securities Purchase Agreement. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on January 16, 2025).

10.2	Form of Convertible Promissory Note (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on January 16, 2025).

10.3	Directorship Agreement, by and between Ondas Holdings Inc. and Ron Stern, dated January 6, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on January 13, 2025).

10.4	Letter Agreement, dated February 28, 2025, by and between Ondas Networks Inc. and Charles & Potomac Capital, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on February 28, 2025).

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated May 15, 2025*

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated May 15, 2025*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated May 15, 2025**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated May 15, 2025**

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

+	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 15, 2025	ONDAS HOLDINGS INC.

	By:	/s/ Eric A. Brock
Eric A. Brock
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Neil J. Laird
Neil J. Laird
Interim Chief Financial Officer
(Principal Financial Officer
Principal Accounting Officer)