Form 10-Q
period 2025-06-30
Ondas Holdings Inc.
filed 2025-08-12
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares outstanding of the issuer's common stock as of August 7, 2025 was 219,164,818.

ONDAS HOLDINGS INC.

i

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets:
Cash	$67,567,978	$29,958,106
Restricted cash	983,322	41,215
Accounts receivable, net	5,382,704	5,223,182
Inventory, net	11,190,963	9,821,692
Other current assets	6,084,586	2,476,356
Total current assets	91,209,553	47,520,551

Property and equipment, net	2,483,708	2,586,691

Other Assets:
Goodwill, net of accumulated impairment charges	27,751,921	27,751,921
Intangible assets, net	25,084,291	27,178,057
Deposits and other assets	706,023	663,073
Operating lease right of use assets	4,715,310	3,921,995
Total other assets	58,257,545	59,515,046
Total assets	$151,950,806	$109,622,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,766,014	$5,659,643
Operating lease liabilities	1,522,279	1,121,565
Accrued expenses and other current liabilities	4,822,251	4,719,214
Notes payable, net of unamortized debt discount and issuance costs of $0 and $226,785, respectively, related party	1,500,000	1,273,215
Convertible notes payable, net of unamortized debt discount and issuance cost of $119,570 and $362,237, respectively, related party	5,350,430	5,137,763
Convertible notes payable, net of unamortized debt discount and issuance cost of $1,005,678 and $5,236,362, respectively	9,224,322	31,947,445
Deferred revenue	3,364,533	329,025
Government grant liability	939,686	388,752
Total current liabilities	31,489,515	50,576,622

Long-Term Liabilities:
Notes payable	300,000	300,000
Convertible notes payable, net of current, net of unamortized debt discount and issuance cost of $0 and $1,681,784, respectively	-	15,568,216
Accrued interest	19,848	20,041
Government grant liability, net of current	2,086,253	2,168,430
Operating lease liabilities, net of current	5,314,694	4,961,967
Other liabilities	82,500	82,500
Total long-term liabilities	7,803,295	23,101,154
Total liabilities	39,292,810	73,677,776

Commitments and Contingencies (Note 12)

Temporary Equity
Redeemable noncontrolling interest	21,836,812	19,361,205

Stockholders’ Equity
Preferred stock - par value $0.0001; 5,000,000 shares authorized and none issued or outstanding at June 30, 2025 and December 31, 2024	-	-
Preferred stock, Series A - par value $0.0001; 5,000,000 shares authorized and none issued or outstanding at June 30, 2025 and December 31, 2024	-	-
Common Stock - par value $0.0001; 400,000,000 and 300,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively; 206,732,666 and 93,173,191 issued and outstanding, respectively June 30, 2025 and December 31, 2024, respectively	20,673	9,317
Additional paid in capital	352,054,834	252,941,813
Accumulated deficit	(261,254,323)	(236,367,823)
Total stockholders’ equity	90,821,184	16,583,307
Total liabilities and stockholders’ equity	$151,950,806	$109,622,288

The accompanying footnotes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues, net	$6,273,388	$957,851	$10,521,570	$1,582,860
Cost of goods sold	2,941,318	1,148,746	5,700,950	2,168,737
Gross profit	3,332,070	(190,895)	4,820,620	(585,877)

Operating expenses:
General and administration	6,078,531	4,163,987	11,987,929	8,062,076
Sales and marketing	2,265,715	1,308,705	4,695,825	2,629,854
Research and development	4,236,928	2,640,003	7,696,408	6,152,978
Total operating expenses	12,581,174	8,112,695	24,380,162	16,844,908

Operating loss	(9,249,104)	(8,303,590)	(19,559,542)	(17,430,785)

Other income (expense), net
Other income (expense), net	(17,204)	257	(18,366)	(2,067)
Change in fair value of government grant liability	(143,349)	623,409	(267,374)	549,017
Interest income	250,340	87,276	451,146	184,777
Interest expense	(1,560,512)	(703,551)	(5,428,369)	(1,486,162)
Foreign exchange gain (loss), net	(30,321)	26,463	(63,995)	39,400
Total other income (expense), net	(1,501,046)	33,854	(5,326,958)	(715,035)

Loss before income taxes	(10,750,150)	(8,269,736)	(24,886,500)	(18,145,820)

Provision for income taxes	-	-	-	-

Net loss	(10,750,150)	(8,269,736)	(24,886,500)	(18,145,820)
Less preferred dividends attributable to noncontrolling interest	390,000	390,000	780,000	724,138
Less deemed dividends attributable to accretion of redemption value	878,480	718,494	1,695,607	1,357,140
Net loss attributable to common stockholders	$(12,018,630)	$(9,378,230)	$(27,362,107)	$(20,227,098)

Net loss per share - basic and diluted	$(0.08)	$(0.14)	$(0.21)	$(0.31)

Weighted average number of common shares outstanding, basic and diluted	150,652,998	66,377,505	127,955,008	64,706,314

The accompanying footnotes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Redeemable Noncontrolling Interest		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2024	429,123	$11,920,694	61,940,878	$6,194	$231,488,999	$(198,360,066)	$33,135,127
Sale of redeemable preferred stock in Ondas Networks, net of issuance costs	108,925	3,028,806	-	-	(124,965)	-	(124,965)
Issuance of warrants in connection with the sale of redeemable preferred stock in Ondas Networks	-	-	-	-	1,471,194	-	1,471,194
Preferred dividends attributable to redeemable noncontrolling interest	-	334,138	-	-	(334,138)	-	(334,138)
Accretion of redeemable preferred stock in Ondas Networks	-	638,646	-	-	(638,646)	-	(638,646)
Sale of common stock, net of issuance costs	-	-	3,616,071	362	2,904,295	-	2,904,657
Issuance of warrants in Ondas Autonomous Systems, in connection with sale of common stock	-	-	-	-	954,737	-	954,737
Issuance of shares upon exercise of options	-	-	4,535	-	2,217	-	2,217
Delivery of shares for vesting of restricted stock units	-	-	3,000	-	-	-	-
Stock-based compensation	-	-	-	-	269,553	-	269,553
Net Loss	-	-	-	-	-	(9,876,084)	(9,876,084)
Balance, March 31, 2024	538,048	$15,922,284	65,564,484	$6,556	$235,993,246	$(208,236,150)	$27,763,652
Preferred dividends attributable to redeemable noncontrolling interest	-	390,000	-	-	(390,000)	-	(390,000)
Accretion of redeemable preferred stock in Ondas Networks	-	718,494	-	-	(718,494)	-	(718,494)
Issuance of shares for payment on convertible debt	-	-	340,855	34	250,153	-	250,187
Issuance of shares upon exercise of options and warrants	-	-	56,553	6	6,479	-	6,485
Settlement of development agreement	-	-	320,026	32	342,396	-	342,428
Delivery of shares for vesting of restricted stock units	-	-	268,794	27	(27)	-	-
Stock-based compensation	-	-	-	-	407,997	-	407,997
Net loss	-	-	-	-	-	(8,269,736)	(8,269,736)
Balance, June 30, 2024	538,048	$17,030,778	66,550,712	$6,655	$235,891,750	$(216,505,886)	$19,392,519

Balance, January 1, 2025	538,048	$19,361,205	93,173,191	$9,317	$252,941,813	$(236,367,823)	$16,583,307
Issuance of warrants in Ondas Networks, in connection with convertible note payable	-	-	-	-	345,403	-	345,403
Preferred dividends attributable to redeemable noncontrolling interest	-	390,000	-	-	(390,000)	-	(390,000)
Accretion of redeemable preferred stock in Ondas Networks	-	817,127	-	-	(817,127)	-	(817,127)
Issuance of shares for payment on convertible debt	-	-	33,322,397	3,332	21,936,182	-	21,939,514
Issuance of shares upon exercise of options and warrants	-	-	1,105,500	111	983,784	-	983,895
Delivery of shares for vesting of restricted stock units	-	-	123,711	12	(12)	-	-
Stock-based compensation	-	-	-	-	1,572,645	-	1,572,645
Net Loss	-	-	-	-	-	(14,136,350)	(14,136,350)
Balance, March 31, 2025	538,048	$20,568,332	127,724,799	$12,772	$276,572,688	$(250,504,173)	$26,081,287
Preferred dividends attributable to redeemable noncontrolling interest	-	390,000	-	-	(390,000)	-	(390,000)
Accretion of redeemable preferred stock in Ondas Networks	-	878,480	-	-	(878,480)	-	(878,480)
Issuance of shares and Pre-Funded Warrants from 2025 Public Offering, net of costs	-	-	27,200,000	2,720	42,674,363	-	42,677,083
Issuance of shares for payment on convertible debt	-	-	33,584,247	3,358	22,920,691	-	22,924,049
Issuance of shares upon exercise of options and warrants	-	-	17,888,750	1,789	8,976,913	-	8,978,702
Delivery of shares for restricted stock units	-	-	334,870	34	(34)	-	-
Stock-based compensation	-	-			2,178,693	-	2,178,693
Net Loss	-	-	-	-	-	(10,750,150)	(10,750,150)
Balance, June 30, 2025	538,048	$21,836,812	206,732,666	$20,673	$352,054,834	$(261,254,323)	$90,821,184

The accompanying footnotes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,886,500)	$(18,145,820)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	369,689	234,305
Amortization of debt discount and issuance costs	4,496,595	994,705
Amortization of intangible assets	2,117,175	2,105,588
Amortization of right of use asset	559,570	466,156
Retirement of assets	-	1,578
Loss on intellectual property	15,704	-
Change in fair value of government grant liability	111,074	(692,196)
Stock-based compensation	3,751,338	677,550
Changes in operating assets and liabilities:
Accounts receivable	(159,522)	1,138,730
Inventory	(1,369,271)	(2,371,081)
Other current assets	(3,608,230)	115,866
Deposits and other assets	(42,950)	(109,690)
Accounts payable	(893,629)	(232,044)
Accrued expenses and other current liabilities	2,039,970	(388,363)
Deferred revenue	3,035,508	8,335
Operating lease liability	(599,444)	(160,841)
Other liabilities	-	82,500
Net cash flows used in operating activities	(15,062,923)	(16,274,722)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(27,748)	(18,698)
Purchase of equipment	(266,706)	(2,282,237)
Proceeds from sale of equipment	-	1,700
Purchase of software intangible	(11,365)	(15,638)
Net cash flows used in investing activities	(305,819)	(2,314,873)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of noncontrolling interest in Ondas Networks, net of issuance costs	-	4,375,035
Proceeds from sale of common stock and Pre-Funded Warrants, net of issuance costs	42,677,083	3,859,394
Proceeds from exercise of options and warrants	9,962,597	8,702
Proceeds from convertible notes payable, net of issuance costs	923,358	-
Proceeds from government grant	364,683	299,838
Payments on government grant liability	(7,000)	-
Net cash flows provided by financing activities	53,920,721	8,542,969

Increase (decrease) in cash, cash equivalents, and restricted cash	38,551,979	(10,046,626)
Cash, cash equivalents, and restricted cash, beginning of period	29,999,321	15,022,000
Cash, cash equivalents, and restricted cash, end of period	$68,551,300	$4,975,374

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$7,693	$11,923
Cash paid for income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Preferred dividends attributable to redeemable noncontrolling interest	$780,000	$724,138
Accretion of redeemable preferred stock in Ondas Networks	$1,695,607	$1,357,140
Common stock issued in exchange for debt repayment	$47,101,915	$250,187
Noncash consideration for settlement of development agreement payable	$-	$342,428
Warrants in Ondas Autonomous Systems, in relation to sale of common stock	$-	$954,737
Warrants in relation to sale of redeemable preferred stock in Ondas Networks	$-	$1,471,194
Warrants in Ondas Networks, in relation to notes payable and convertible notes payable	$345,403	$-
Transfer of equipment into inventory	$-	$398,046
Operating leases right-of-use assets obtained in exchange of lease liabilities	$1,352,885	$-

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

Liquidity

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. As of June 30, 2025, we had an accumulated deficit of approximately $261,254,000. As of June 30, 2025, we had net long-term borrowings outstanding of approximately $2,406,000 and short-term borrowings outstanding of approximately $17,644,000, net of debt discount and issuance costs of approximately $1,125,000, including accrued interest of approximately $630,000, of which approximately $342,000 is due to related parties. As of June 30, 2025, we had cash and restricted cash of approximately $68,551,000 and working capital of approximately $59,720,000. We had approximately $15,063,000 of net cash flows used in operations for the six months ended June 30, 2025.

In 2024, we raised approximately $36,997,000 of net proceeds from issuance of convertible notes in Ondas Holdings, Ondas Networks, and OAS; approximately $1,422,000 of net proceeds from issuance of secured notes in Ondas Networks; approximately $7,304,000 of net proceeds from issuing common stock, par value $0.0001 (“Common Stock”), in Ondas Holdings, warrants in Ondas Holdings, and warrants in OAS; and approximately $4,375,000 in net proceeds from issuing additional redeemable preference shares in Ondas Networks and warrants in Ondas Holdings.

As of June 30, 2025, we raised approximately $42,677,000 in proceeds, net of issuance costs, from a registered public offering, $9,963,000 from the exercise of stock options and warrants in Ondas Holdings, $923,000 in proceeds, net of issuance costs, from issuance of convertible notes in Ondas Networks, and $365,000 in Israeli government grants to Airobotics. Subsequent to June 30, 2025, the Company issued 6,950,574 shares as a result of Installment Conversions on the 2024 Additional Notes (as defined below), repaying the 2024 Additional Notes in full. As of July 18, 2025, the 2022 Convertible Promissory Notes (as defined below), 2023 Additional Notes (as defined below), and 2024 Additional Notes have been repaid in full.

In the Company’s audited consolidated financial statements as of December 31, 2024 included in the Company’s most recent Annual Report on Form 10-K and unaudited condensed consolidated financial statements included in the Company’s Form 10-Q as of and for the three months ended March 31, 2025, management concluded that substantial doubt existed about the Company’s ability to continue as a going concern due to recurring operating losses and limited liquidity resources.

During the three months ended June 30, 2025, the Company raised approximately $42,677,000 in proceeds, net of issuance costs, from a registered public offering, and approximately $8,979,000 from the exercise of stock options and warrants in Ondas Holdings. Management believes these actions sufficiently alleviate the previously identified conditions that raised substantial doubt, and the Company will have sufficient capital resources to fund its operations for the next twelve months from the date these interim financial statements are issued.

As of August 12, 2025, management has concluded that substantial doubt about the Company’s ability to continue as a going concern no longer exists as of the issuance date of these unaudited condensed consolidated financial statements.

We expect to fund our operations for the next twelve months from the filing date of this Quarterly Report on Form 10-Q from the cash on hand as of June 30, 2025, gross profits generated from revenue growth, potential prepayments from customers for purchase orders, potential proceeds from warrants issued and outstanding, and additional funds that we may seek through equity or debt offerings and/or borrowings under additional notes payable, lines of credit or other sources.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2024 Form 10-K and are updated, as necessary, in this Form 10-Q. The December 31, 2024 consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the six months ended June 30, 2025, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2025 and December 31, 2024, we had no cash equivalents. Restricted cash includes cash that is not readily available for use in the Company’s operating activities. At June 30, 2025, $944,637 of our restricted cash balance relates to minimum cash reserves required to be maintained to cover bank guarantees issued related to new customer orders at OAS. The bank guarantees are valid through June 30, 2026, unless earlier canceled. The remaining restricted cash balance at June 30, 2025 and at December 31, 2024, is attributable to minimum cash reserve requirements for Airobotics’ credit cards. The Company periodically monitors its positions with, and the credit quality of, the financial institutions with which it invests. Periodically, throughout the six months ended, and as of June 30, 2025, the Company has maintained balances in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits. As of June 30, 2025, the Company was $66,418,510 in excess of FDIC insured limits.

Accounts Receivable

Accounts receivable are stated at a gross invoice amount less an allowance for credit losses as well as net of any discounts or other forms of variable consideration. We estimate allowance for credit losses by evaluating specific accounts where information indicates our customers may have an inability to meet financial obligations, such as customer payment history, credit worthiness and receivable amounts outstanding for an extended period beyond contractual terms. We use assumptions and judgment, based on the best available facts and circumstances, to record an allowance to reduce the receivable to the amount expected to be collected. These allowances are evaluated and adjusted as additional information is received. We had no allowance for credit losses as of June 30, 2025 and December 31, 2024. During the three and six months ended June 30, 2025 and 2024, we recognized $0 of expense related to credit losses.

Inventory

Inventories, which consist solely of raw materials, work in process and finished goods, are stated at the lower of cost (first-in, first-out) or net realizable value, net of reserves for obsolete inventory. We continually analyze our slow-moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. As of June 30, 2025 and December 31, 2024 such reserves were $221,044.

Inventory consists of the following:

	June 30, 2025	December 31, 2024
Raw Material	$4,427,625	$4,354,121
Work in Process	2,595,017	306,016
Finished Goods	4,389,365	5,382,599
Less Inventory Reserves	(221,044)	(221,044)
Total Inventory, net	$11,190,963	$9,821,692

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

Impairment of Long-Lived Assets

Long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. There was no impairment of long-lived assets for the three and six months ended June 30, 2025 and 2024, respectively.

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

The Company had no Level 3 assets that are required to be valued at fair value as of June 30, 2025 and December 31, 2024.

The Company had Level 3 liabilities that are required to be valued at fair value as of June 30, 2025 and December 31, 2024. The fair value of the government grant liability is determined as the sum of 3% royalty payments on forecasted future sales, discounted using the effective interest method. As of June 30, 2025 and December 31, 2024, the Company made the following assumptions: (i) royalty payments will be made on future sales through 2027, and (ii) the effective interest rate is a range of 17-19%. The following table provides a reconciliation of the beginning and ending balances for the Level 3 government grant liability measured at fair value using significant unobservable inputs:

Government Grant Liability
Balance as of December 31, 2024	$2,557,182
Repayment on liability	(7,000)
Government grant proceeds received, adjusted to fair value	208,383
Net loss on change in fair value of liability	267,374
Balance as of June 30, 2025	$3,025,939

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

We recognize restricted stock unit expense over the period of vesting or period that services will be provided. Compensation associated with shares of Common Stock, issued or to be issued to consultants and other non-employees is recognized over the expected service period beginning on the measurement date, which is generally the time the Company and the service provider enter into a commitment whereby the Company agrees to grant shares in exchange for the services to be provided.

Shipping and Handling

We expense all shipping and handling costs as incurred. These costs are included in Cost of goods sold on the accompanying Condensed Consolidated Statements of Operations.

Advertising and Promotional Expenses

We expense advertising and promotional costs as incurred. We recognized expense of $49,751 and $15,618 for the three months ended June 30, 2025 and 2024, respectively, and expense of $107,989 and $41,761 for the six months ended June 30, 2025 and 2024, respectively. These costs are included in Sales and marketing on the accompanying Condensed Consolidated Statements of Operations.

Post-Retirement Benefits:

We have one 401(k) Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this 401(k) Plan, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. We recognized expense of $68,363 and $70,376 for the three months ended June 30, 2025 and 2024, respectively, and $119,171 and $143,486 for the six months ended June 30, 2025 and 2024, respectively.

Airobotics’ post-employment benefits are usually funded by deposits with insurance companies and are classified as defined deposit plans or defined benefit plans. Airobotics’ has defined deposit plans, in accordance with Section 14 of Severance Compensation Israeli Law, 1963, according to which Airobotics regularly makes its payments without having a legal or implied obligation to make additional payments even if the fund has not accumulated sufficient amounts to pay all employee benefits, in the current period and in previous periods. Deposits to a defined benefit plan for severance pay or benefits, are recognized as an expense when deposited with the plan in parallel with receiving work services from the employee. All of Airobotics’ employees in Israel are subject to Section 14 of Severance Compensation Israeli Law. We recognized expense of $307,810 and $186,915 for the three months ended June 30, 2025 and 2024, respectively, and $566,813 and $372,498 for the six months ended June 30, 2025 and 2024, respectively, related to these post-employment benefits.

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

Contract Modification

Contracts that are modified to account for changes in contract specifications and requirements are assessed to determine if the modification either creates new or changes the existing enforceable rights and obligations. Generally, contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. For the six months ended June 30, 2025, and 2024, there were no modifications to contract specifications.

Disaggregation of Revenue

The following tables present our disaggregated revenues by type of revenue, timing of revenue, and revenue by country:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Type of Revenue:
Product revenue	$3,605,020	$22,484	$6,828,993	$24,758
Service and subscription revenue	2,495,927	298,553	3,304,768	608,140
Development revenue	172,441	636,814	387,809	949,962
Total revenue	$6,273,388	$957,851	$10,521,570	$1,582,860

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Timing of Revenue:
Revenue recognized point in time	$6,020,926	$165,331	$10,004,648	$291,965
Revenue recognized over time	252,462	792,520	516,922	1,290,895
Total revenue	$6,273,388	$957,851	$10,521,570	$1,582,860

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Geographic Region of Revenue, based on location services were provided or product was shipped to:
United States	$139,079	$557,714	$355,453	$751,747
United Arab Emirates	1,723,424	122,043	3,256,815	252,087
Europe	3,111,388	101,584	3,111,388	265,883
Israel	1,259,117	176,510	3,746,842	303,143
India	40,380	-	51,072	10,000
Total revenue	$6,273,388	$957,851	$10,521,570	$1,582,860

Contract Assets and Liabilities

We recognize a receivable or contract asset when we perform a service or transfer a good in advance of receiving consideration. A receivable is recorded when our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. A contract asset is recorded when we have recognized revenue over time in accordance with meeting our performance obligation but are unable to invoice the customer yet based on the contractual invoicing terms. The contract asset is reclassified to a receivable when the right to consideration becomes unconditional. Contract assets are recorded at gross revenue recognized less an allowance for credit losses (see Accounts Receivable above). The table below details the activity in our contract assets during the six months ended June 30, 2025 and the year ended December 31, 2024. Contract assets are included in Other current assets on the Condensed Consolidated Balance Sheets.

	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Balance at beginning of period	$205,911	$819,107
Contract assets recognized	3,593,452	322,888
Reclassification to Accounts receivable, net	(1,551,788)	(936,084)
Balance at end of period	$2,247,575	$205,911

We recognize a contract liability (deferred revenue) when we receive consideration from a customer, or if we have the unconditional right to consideration (i.e., a receivable), prior to satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. The table below details the activity in our contract liabilities during the six months ended June 30, 2025 and the year ended December 31, 2024.

	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Balance at beginning of period	$329,025	$276,944
Additions	3,094,605	1,596,155
Transfer to revenue	(59,097)	(1,439,074)
Transfer to general and administrative expense	-	(105,000)
Balance at end of period	$3,364,533	$329,025

Revenue recognized during the six months ended June 30, 2025 and 2024 that was included in the contract liability opening balance was $18,716 and $121,766, respectively.

Warranty Reserve

For our software and hardware products, we provide a limited one-year assurance-type warranty and for our development service, we provide no warranties. The assurance-type warranty covers defects in material and workmanship only. If a software or hardware component is determined to be defective after being tested by the Company within the one-year, the Company will repair, replace or refund the price of the covered hardware and/or software to the customer (not including any shipping, handling, delivery or installation charges). We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance-type warranties and has determined that the estimated outstanding warranty obligation on June 30, 2025 and December 31, 2024 are immaterial to the Company’s unaudited Condensed Consolidated Financial Statements.

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

On January 23, 2023, the Company acquired Airobotics and the Airobotics Leases, which includes office space in Petah Tikva, Israel leased according to three different lease agreements. These agreements are with respect to different sections of the entire leased area and were in effect through December 31, 2023, February 28, 2024, and November 30, 2024 wherein the base rate of the entire leased area was approximately $20,500 per month. The expired leases were being accounted for on a month-to-month basis. On May 22, 2025, Airobotics entered into a new operating lease agreement for the office space in Petah Tikva, Israel effective through April 30, 2029, wherein base rent is approximately $22,000 per month.

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

Lease Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Components of total lease costs:
Operating lease expense	$315,931	$261,831	$562,524	$539,312
Common area maintenance expense	32,830	149,193	147,301	295,283
Short-term lease costs (1)	20,836	286,221	37,408	567,322
Total lease costs	$369,597	$697,245	$747,233	$1,401,917

(1)	Represents short-term leases with an initial term of 12 months or less, which are immaterial.

Lease Positions as of June 30, 2025 and December 31, 2024

ROU lease assets and lease liabilities for our operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	June 30, 2025	December 31, 2024
Assets:
Operating lease assets	$4,715,310	$3,921,995
Total lease assets	$4,715,310	$3,921,995

Liabilities:
Operating lease liabilities, current	$1,522,279	$1,121,565
Operating lease liabilities, net of current	5,314,694	4,961,967
Total lease liabilities	$6,836,973	$6,083,532

Other Leases Information

	Six Months Ended June 30,
	2025	2024
Operating cash flows for operating leases	$903,349	$458,824

Weighted average remaining lease term (in years) – operating lease	3.96	4.80
Weighted average discount rate – operating lease	8.57%	9.98%

Undiscounted Leases Cash Flows

Future lease payments included in the measurement of lease liabilities on the unaudited condensed consolidated balance sheet as of June 30, 2025, for the following five years and thereafter are as follows:

Years ending December 31, (1)
2025 (6 months)	$1,009,055
2026	2,024,007
2027	1,941,023
2028	1,978,504
2029	1,087,203
Total future minimum lease payments	$8,039,792
Less imputed interest	(1,202,819)
Total	$6,836,973

(1)	Remaining non-cancellable sublease proceeds for the years ending December 31, 2025, 2026 - 2028, and 2029 of $247,500, $495,000, and $144,375, respectively, are not included in the table above.

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

The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the numerator may have to adjust for any dividends and income or loss associated with potentially dilutive securities that are assumed to have resulted in the issuance of shares of Common Stock, and the denominator may have to adjust to include the number of additional shares of Common Stock that would have been outstanding if the dilutive potential shares of Common Stock had been issued during the period to reflect the potential dilution that could occur from shares of Common Stock issuable through stock options, warrants, restricted stock units, or convertible preferred stock. For purposes of determining diluted earnings per common share, the treasury stock method is used for stock options, warrants, and restricted stock units, and the if-converted method is used for convertible preferred stock as prescribed in ASC Topic 260. Because of the net loss for the six months ended June 30, 2025 and 2024, the impact of including this in our computation of diluted net loss per share was anti-dilutive.

The following potentially dilutive securities for the three and six months ended June 30, 2025 and 2024 have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	Three and Six Months Ended June 30,
	2025	2024
Warrants to purchase Common Stock	14,028,689	15,831,998
Options to purchase Common Stock	17,482,554	4,949,407
Potential shares issuable under 2022 Convertible Promissory Notes	-	62,236,724
Potential shares issuable under 2023 Additional Notes	-	29,565,356
Potential shares issuable under 2024 Additional Notes	30,549,398	-
Restricted stock units	3,740,238	282,672
Total potentially dilutive securities	65,800,879	112,866,157

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution may be in excess of FDIC insurance limits. As of June 30, 2025, the Company was $66,418,510 in excess of FDIC insured limits.

Credit is extended to customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintain an allowance for credit losses.

Concentration of Customers

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue. Revenue from significant customers, those representing 10% or more of total revenue, was composed of three customers accounting for 50%, 27% and 19% of the Company’s revenue for the three month period ended June 30, 2025, respectively. Revenue from significant customers was composed of three customers accounting for 31%, 30% and 28% of the Company’s revenue for the six month period ended June 30, 2025, respectively. Revenue was composed of three customers accounting for 67%, 13% and 13% of the Company’s revenue for the three month period ended June 30, 2024, respectively. Revenue from significant customers was composed of three customers accounting for 60%, 15% and 15% of the Company’s revenue for the six month period ended June 30, 2024, respectively.

Accounts receivable from significant customers, those representing 10% or more of the total accounts receivable, were composed of three customers accounting for 32%, 31%, and 29%, respectively, of the Company’s accounts receivable balance as of June 30, 2025. Two customers accounted for 78% and 10%, respectively, of the Company’s accounts receivable balance as of December 31, 2024.

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

In May 2025, the FASB issued ASU No. 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity”, which require an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a variable interest entity (VIE) that meets the definition of a business to consider the factors in paragraphs 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer. The amendments in ASU No. 2025-03 replace the requirement that the primary beneficiary always is the acquirer with an assessment that requires an entity to consider the factors to determine which entity is the accounting acquirer. The amendments in ASU No. 2025-03 are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the impact of adopting this standard on the Company’s unaudited Condensed Consolidated Financial Statements.

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which provides all entities, including public business entities, with a practical expedient, which allows the entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses. The amendments in ASU No. 2025-05 should be applied prospectively and are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently assessing the impact of adopting this standard on the Company’s unaudited Condensed Consolidated Financial Statements.

NOTE 3 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2025	December 31, 2024
Prepaid insurance	$716,070	$871,856
Advance to vendors	1,350,791	1,001,818
Contract asset	2,247,575	205,911
VAT input credit	520,549	52,375
Prepaid software subscriptions	961,798	85,441
Other prepaid expenses and current assets	287,803	258,955
Total other current assets	$6,084,586	$2,476,356

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2025	December 31, 2024
Vehicles	$149,916	$149,916
Computer equipment	624,256	464,661
Furniture and fixtures	364,216	336,682
Leasehold improvements	3,687,138	3,612,176
Development equipment	456,686	456,686
Drones and base stations	1,012,946	1,012,946
Machinery and equipment	72,436	67,821
Total property and equipment	6,367,594	6,100,888
Less: accumulated depreciation	(3,883,886)	(3,514,197)
Net property and equipment	$2,483,708	$2,586,691

Depreciation expense for the three months ended June 30, 2025 and 2024 was $188,980 and $111,234, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 was $369,689 and $234,305, respectively. For the three and six months ended June 30, 2025, the Company recognized no gain or loss on disposal of property and equipment. For the three and six months ended June 30, 2024, the Company recognized a gain on disposal of Computer equipment of $1,700 and loss on disposal of Computer equipment of $1,578, respectively. Gain or loss on disposal of property and equipment is included in Other income (expense), net in the Company’s unaudited Condensed Consolidated Statements of Operations. As of June 30, 2025, there was $694,550 of net property and equipment located in Israel.

NOTE 5 – INTANGIBLE ASSETS

The components of intangible assets, all of which are finite lived, were as follows:

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life

Patents	$185,940	$(72,825)	$113,115	$165,106	$(58,808)	$106,298	10
Patents in process	95,023	-	95,023	103,813	-	103,813	N/A
Licenses	241,909	(126,144)	115,765	241,909	(114,048)	127,861	10
Software	283,217	(230,109)	53,108	271,852	(208,699)	63,153	3
Trademarks	3,230,000	(1,260,721)	1,969,279	3,230,000	(1,099,226)	2,130,774	10
FAA waiver	5,930,000	(2,314,575)	3,615,425	5,930,000	(2,018,084)	3,911,916	10
Developed technology	27,977,331	(10,030,668)	17,946,663	27,977,331	(8,564,502)	19,412,829	3 - 10
Non-compete agreements	840,000	(840,000)	-	840,000	(840,000)	-	1
Marketing-related assets	890,000	(216,040)	673,960	890,000	(171,540)	718,460	10
Customer relationships	1,010,000	(508,047)	501,953	1,010,000	(407,047)	602,953	5
	$40,683,420	(15,599,129)	25,084,291	$40,660,011	$(13,481,954)	$27,178,057

Amortization expense for the three months ended June 30, 2025 and 2024 was $1,055,306 and $1,053,377, respectively. Amortization expense for the six months ended June 30, 2025 and 2024 was $2,117,175 and $2,105,588, respectively.

Estimated amortization expense for the next five years for the intangible assets currently being amortized is as follows:

Year Ending December 31,	Estimated Amortization
2025 (6 months)	$2,070,905
2026	4,091,986
2027	4,080,818
2028	3,795,009
2029	3,758,276
Thereafter	7,287,297
Total	$25,084,291

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30, 2025	December 31, 2024
Accrued payroll and other benefits	$3,310,950	$1,907,175
D&O insurance financing payable	152,117	326,716
Accrued professional fees	171,619	191,152
VAT payable	75,815	385,279
Accrued interest	629,753	1,673,627
Accrued purchases	294,039	82,841
Other accrued expenses and payables	187,958	152,424
Total accrued expenses and other current liabilities	$4,822,251	$4,719,214

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

As of June 30, 2025 and December 31, 2024, the total outstanding balance of the 2017 Convertible Promissory Note was $300,000. The maturity date of the 2017 Convertible Promissory Note is based on the payment of 0.6% of quarterly gross revenue until 1.5 times the amount of the 2017 Convertible Promissory Note is paid. Accrued interest on June 30, 2025, and December 31, 2024 was $19,848 and $20,041, respectively. Interest expense for the three and six months ended June 30, 2025 was $ 3,750 and $7,500, respectively. Interest expense for the three and six months ended June 30, 2024 was $3,750 and $7,500, respectively.

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

On January 20, 2023, the Company entered into an Amendment No. 1 to the Purchase Agreement (“Amended SPA”). The Amended SPA amends the notes as described below and was accounted for as a modification of the Purchase Agreement.

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

The 2022 Convertible Exchange Notes bear interest at the rate of 3% per annum. The 2022 Convertible Exchange Notes are payable in monthly installments beginning on November 1, 2022 through the maturity date of April 28, 2025 (each such date, an “Installment Date”). On each Installment Date, we will make monthly payments by converting the applicable “Installment Amount” (as defined below) into shares of our Common Stock (an “Installment Conversion”), subject to satisfaction of certain equity conditions, including a minimum $1.50 share price, $500,000 minimum daily volume, and maintaining continued Nasdaq listing requirements among other conditions. If these conditions are not met, installments can be requested in cash. For the six months ended June 30, 2025 and 2024, we made no cash payments, and we issued 8,956,644 and 340,855 common shares as a result of Installment Conversion, respectively. At each Installment Date the note holder may defer some or all of the amount due until the subsequent Installment Date. In between Installment Dates, the note holder also has the option to accelerate certain portions of principal due. At each Installment Date the price used to exchange outstanding notes into Common Stock is based on the lower of (A) 92% of the lowest VWAP of the respective previous five trading days; and (B) the Floor Price ($0.32 as of December 31, 2024). The maximum conversion price is $1.50 per share.

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

As of June 30, 2025, the 2022 Convertible Promissory Notes have been repaid in full, and the remaining unamortized debt discount and issuance costs of $33,863 was taken to additional paid in capital.

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

The 2023 Additional Notes bear interest at the rate of 3% per annum. The 2023 Additional Notes are payable in monthly installments beginning on August 1, 2023 through the maturity date of July 24, 2025 (each such date, an “2023 Installment Date”). On each 2023 Installment Date, we will make monthly payments by converting the applicable 2023 Installment Amount (as defined above under the 2022 Convertible Exchange Notes) into shares of our Common Stock (a “2023 Installment Conversion”), subject to satisfaction of certain equity conditions, including a minimum $1.50 share price, $500,000 minimum daily volume, and maintaining continued Nasdaq listing requirements among other conditions. If these conditions are not met, installments can be requested in cash. For the six months ended June 30, 2025, we made no cash payments, and we issued 15,636,297 common shares as a result of Installment Conversion. For the six months ended June 30, 2024, we made no cash payments and issued no common shares as a result of the note holder deferring all 2023 Installment Conversions. At each Installment Date the note holder may defer some or all of the amount due until the subsequent Installment Date. In between Installment Dates, the note holder also has the option to accelerate certain portions of principal due. At each Installment Date the price used to exchange outstanding notes into Common Stock is based on the greater of (x) the Floor Price ($0.40 as of December 31, 2024) and (y) 92% of the lowest VWAP of the prospective five trading days. The maximum conversion price is $1.45 per share.

As of June 30, 2025, the 2023 Additional Notes have been repaid in full, and the remaining unamortized debt discount and issuance costs of $174,415 was taken to additional paid in capital.

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

The 2024 Additional Notes bear interest at the rate of 3% per annum. The 2024 Additional Notes are payable in monthly installments beginning on January 1, 2025, through the maturity date of December 3, 17, and 31, 2026, respectively, (each such date, an “2024 Installment Date”). On each 2024 Installment Date, we will make monthly payments by converting the applicable 2024 Installment Amount (as defined above under the 2022 Convertible Exchange Notes) into shares of our Common Stock (an “2024 Installment Conversion”), subject to satisfaction of certain equity conditions, including a minimum $1.50 share price, $500,000 minimum daily volume, and maintaining continued Nasdaq listing requirements among other conditions. If these conditions are not met, installments can be requested in cash. At each 2024 Installment Date the note holder may defer some or all of the amount due until the subsequent 2024 Installment Date. In between 2024 Installment Dates, the note holder also has the option to accelerate certain portions of principal due. At each 2024 Installment Date the price used to exchange outstanding notes into Common Stock is based on the greater of (x) the Floor Price ($0.17, $0.20, and $0.50, respectively, as of December 31, 2024) and (y) 92% of the lowest VWAP of the prospective five trading days. The maximum conversion price is $0.80, $0.88, and $1.60 per share, respectively. For the six months ended June 30, 2025, we made no cash payments, and we issued 42,313,703 common shares as a result of Installment Conversion. As of June 30, 2025, the December 3, 2024 note with original principal amount of $4.1 million and the December 31, 2024 note with original principal amount of $18.9 million were repaid in full, and the remaining unamortized debt discount and issuance costs of $2,030,073 was taken to additional paid in capital.

As of June 30, 2025, the total outstanding principal on the 2024 Additional Notes was $5,244,799, net of unamortized debt discount of $554,849 and unamortized issuance costs of $200,352. As of December 31, 2024, the total outstanding principal on the 2022 Convertible Exchange Notes, 2023 Additional Notes, and 2024 Additional Notes was $44,617,229, net of unamortized debt discount of $4,746,547 and unamortized issuance costs of $1,801,013. Accrued interest as of June 30, 2025 and December 31, 2024 was $109,879 and $1,558,615, respectively, and is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

For the three months ended June 30, 2025, we recognized interest expense of $156,517 and amortization expense of $824,005 related to the debt discount and issuance costs for the 2022 Convertible Exchange Notes, 2023 Additional Notes, and 2024 Additional Notes. For the six months ended June 30, 2025, we recognized interest expense of $488,391 and amortization expense of $3,554,007 related to the debt discount and issuance costs for the 2022 Convertible Exchange Notes, 2023 Additional Notes, and 2024 Additional Notes. For the three months ended June 30, 2024, we recognized interest expense of $237,502 and amortization expense of $455,179 related to the debt discount and issuance costs for the 2022 Convertible Exchange Notes and 2023 Additional Notes. For the six months ended June 30, 2024, we recognized interest expense of $474,661 and amortization expense of $994,705 related to the debt discount and issuance costs for the 2022 Convertible Exchange Notes and 2023 Additional Notes. The remaining unamortized debt discount and issuance costs will be amortized via the effective interest method under ASC 835. Interest expense and amortization expense of the debt discount and issuance costs are included in Interest expense on the unaudited Condensed Consolidated Statements of Operations.

Ondas Networks Convertible Notes

On July 8, 2024 and July 23, 2024, Charles & Potomac Capital, LLC, (“C&P”), an entity affiliated with Joseph Popolo, a former director of the Company, elected to purchase Convertible Notes in the aggregate original principal amount of $700,000 and $800,000, respectively, (the “July Networks Convertible Notes”). The July Networks Convertible Notes are convertible into shares of Networks Common Stock (as defined below) or Preferred Stock under certain conditions. The Company used the net proceeds for general corporate purposes, which includes funding capital expenditures and working capital. The July Networks Convertible Notes bear interest at the rate of 6% per annum and have an amended maturity date of December 31, 2025.

On November 13, 2024, pursuant to the Securities Purchase Agreement, dated November 13, 2024, by and between Networks and a private investor group (the “November Networks SPA”), multiple investors elected to purchase Convertible Notes in the aggregate original principal amount of $2,069,017 (the “November Networks Convertible Notes”), of which $1,000,000 was purchased by C&P. The November Networks Convertible Notes are convertible into shares of Networks Common Stock (as defined below) or Preferred Stock under certain conditions. The Company used the net proceeds for general corporate purposes, which includes funding capital expenditures and working capital. The November Networks Convertible Notes bear interest at the rate of 10% per annum and have a maturity date of September 30, 2025.

On January 15, 2025, pursuant to the Securities Purchase Agreement, dated November 13, 2024, by and between Networks, the Company, and a private investor group (the “January Networks SPA,” together with the November Networks SPA, the “Networks SPA”), multiple investors elected to purchase Convertible Notes in the aggregate original principal amount of $2,930,983 (the “January 2025 Networks Convertible Notes,” together with the July Networks Convertible Notes and November Networks Convertible Notes, the “Ondas Networks Convertible Notes”), of which $2,000,000 is from the Company. The January 2025 Networks Convertible Notes will (i) bear an interest rate of 10% per annum, (ii) have a maturity date of September 30, 2025, (iii) be secured by all assets of Networks, provided however such secured obligation shall be subordinate to that certain secured note, dated September 3, 2024, by and between Networks and C&P, and (iv) at the option of C&P be convertible into equity securities of Networks upon the closing (a) a Corporate Transaction (as defined in the Note) or (b) a subsequent offering of securities of Networks. The $2,000,000 in Convertible Notes held by the Company has been eliminated in the consolidated financials.

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

As of June 30, 2025, the total outstanding principal on the July Networks Convertible Notes, November Networks Convertible Notes, and January 2025 Networks Convertible Notes was $4,142,861, net of unamortized debt discount of $342,026 and unamortized issuance costs of $15,113. As of December 31, 2024, the total outstanding principal on the July and November Networks Convertible Notes was $2,873,625, net of unamortized debt discount of $650,843 and unamortized issuance costs of $44,549. Accrued interest as of June 30, 2025 and December 31, 2024 was $259,273 and $40,932, respectively, and is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. For the three months ended June 30, 2025, we recognized interest expense of $97,233, and amortization expense of $357,144 related to debt discount and issuance costs. For the six months ended June 30, 2025, we recognized interest expense of $218,342 and amortization expense of $691,281 related to debt discount and issuance costs. The remaining unamortized debt discount and issuance costs will be amortized straight line over the term of the loan, as there was no material difference when compared to amortization via the effective interest method under ASC 835. Interest expense and amortization expense related to issuance costs are included in Interest expense on the unaudited Condensed Consolidated Statements of Operations.

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

As of June 30, 2025, the total outstanding principal on the OAS Convertible Notes was $5,187,092, net of unamortized issuance costs of $12,908. As of December 31, 2024, the total outstanding principal on the OAS Convertible Notes was $5,162,570, net of unamortized issuance costs of $37,430. Accrued interest as of June 30, 2025 and December 31, 2024 was $164,644 and $36,973, respectively, and is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. For the three months ended June 30, 2025, we recognized interest expense of $63,561 and amortization expense of $12,193 related to the issuance costs. For the six months ended June 30, 2025, we recognized interest expense of $127,671 and amortization expense of $24,522 related to the issuance costs. The remaining unamortized issuance costs will be amortized straight line over the term of the loan, as there was no material difference when compared to amortization via the effective interest method under ASC 835. Interest expense and amortization expense related to issuance costs are included in Interest expense on the unaudited Condensed Consolidated Statements of Operations.

Ondas Networks Secured Note

On September 3, 2024, Networks entered into a Security Note Agreement (the “C&P Security Agreement”) with C&P, in which, Networks may draw, and C&P shall loan Networks, up to $1,500,000 (the “Networks Secured Loan”). Pursuant to the C&P Security Agreement, Networks issued C&P a secured note in the amount of $1,500,000, which amount may be increased or decreased by the mutual written agreement of the parties thereto (the “Networks Secured Note”). The Networks Secured Note (i) bears interest at a rate of 8% per annum, (ii) has an amended maturity date of December 31, 2025, and (iii) is secured by all assets of Networks. As of December 31, 2024, Networks has drawn a total of $1,500,000 on the Networks Secured Note.

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

As of June 30, 2025, the total outstanding principal on the Networks Secured Note was $1,500,000. As of December 31, 2024, the total outstanding principal on the Networks Secured Note was $1,273,215, net of unamortized debt discount of $201,136 and unamortized issuance costs of $25,649. Accrued interest as of June 30, 2025 and December 31, 2024 was $95,956 and $37,107, respectively, and is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. For the three months ended June 30, 2025, we recognized interest expense of $29,260 and amortization expense of $0 related to the debt discount and issuance costs. For the six months ended June 30, 2025, we recognized interest expense of $58,849 and amortization expense of $226,784 related to the debt discount and issuance costs. Interest expense and amortization expense related to issuance costs are included in Interest expense on the unaudited Condensed Consolidated Statements of Operations.

Government Grant Liability

Airobotics has received grants from the Israel Innovation Authority (“IIA”) to finance its research and development programs in Israel, through which Airobotics received IIA participation payments in the aggregate amount of approximately $4.0 million through June 30, 2025. All of these are royalty-bearing grants. In return, Airobotics is committed to pay IIA royalties at a rate of 3% of future sales of the developed products, up to 100% of the amounts of grants received plus interest at LIBOR. Through June 30, 2025, approximately $738,000 in royalties have been paid to the IIA. The Company made royalty payments of $7,000 and $0 during the six months ended June 30, 2025 and 2024, respectively.

The Company’s royalty liability to the IIA as of June 30, 2025 and December 31, 2024, including grants received by Airobotics and the associated LIBOR interest on all such grants, was $3,025,939 and $2,557,182, respectively. The increase (decrease) in fair value of the government grant liability, including LIBOR interest expense accrued, for the six months ended June 30, 2025 and 2024 was $267,374 and $(549,017), respectively, which is included in Other income (expense), net on the unaudited Condensed Consolidated Statements of Operations.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2025 and December 31, 2024, the Company had 400,000,000 and 300,000,000 shares of Common Stock authorized for issuance, respectively, of which 206,732,666 and 93,173,191 shares of our Common Stock were issued and outstanding, respectively.

Preferred Stock

As of June 30, 2025 and December 31, 2024, the Company had 10,000,000 shares of preferred stock, par value $0.0001, authorized, of which 5,000,000 shares are designated as Series A Convertible Preferred Stock (“Series A Preferred”) and 5,000,000 shares are non-designated (“blank check,” together with the Series A Preferred, the “Preferred Shares”) shares. As of June 30, 2025 and December 31, 2024, the Company had no preferred stock outstanding.

Form S-3

On February 2, 2024, the Company initially filed with the Securities and Exchange Commission (the “SEC”) a new shelf Registration Statement on Form S-3 for up to $175,000,000, which represents $150,000,000 under the Prior Form S-3 and an additional $25,000,000 (the “Form S-3”), for shares of its Common Stock; shares of its preferred stock, which the Company may issue in one or more series or classes; debt securities, which the company may issue in one or more series; warrants to purchase its Common Stock, preferred stock or debt securities; and units. The Form S-3 was declared effective by the SEC on February 15, 2024.

On April 18, 2025, the Company initially filed with the SEC a new shelf Registration Statement on Form S-3 for up to $225,000,000 (the “New Form S-3”), for shares of its Common Stock; shares of its preferred stock, which the Company may issue in one or more series or classes; debt securities, which the company may issue in one or more series; warrants to purchase its Common Stock, preferred stock or debt securities; and units. The New Form S-3 was declared effective by the SEC on April 25, 2025.

Stock Issued for Convertible Debt

During the six months ended June 30, 2025, the Company issued 66,906,644 shares of its Common Stock to the lenders in lieu of cash payments for $1,937,125 of interest and $45,164,790 of outstanding principal on the 2022 Convertible Exchange Notes, 2023 Additional Notes, and 2024 Additional Notes (See Note 7 – Notes Payable for further details).

During the six months ended June 30, 2024, the Company issued 340,855 shares of its Common Stock to the lenders in lieu of cash payments for $187 of outstanding interest and $250,000 of outstanding principal on the 2022 Convertible Exchange Notes (See Note 7 – Notes Payable for further details).

2025 Public Offering

On June 9, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc., as sole underwriter (the “Underwriter”), relating to the Company’s underwritten public offering (the “2025 Public Offering”) of 22,400,000 shares (the “2025 Firm Shares”) of its Common Stock and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 9,600,000 shares of Common Stock (the “Pre-Funded Warrant Shares”). Pursuant to the Underwriting Agreement, the Company also granted the Underwriter a 30-day option (the “Option”) to purchase an additional 4,800,000 shares of Common Stock (the “Option Shares,” and together with the Firm Shares, the “Shares”).

On June 10, 2025, the Underwriter exercised the Option in full. The Shares and Pre-Funded Warrants were offered, issued, and sold pursuant to a prospectus supplement and accompanying prospectus that form part of an effective shelf registration statement on New Form S-3.

On June 11, 2025, the Company closed the 2025 Public Offering and issued the Shares and Pre-Funded Warrants. The public offering price for each Share was $1.25 and the public offering price for each Pre-Funded Warrant was $1.2499. The Pre-Funded Warrants have an exercise price of $0.0001 per share, are immediately exercisable and will expire three years from the date of issuance. The net proceeds to the Company were approximately $42,677,000 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.

The table below details the net proceeds of the 2021 Public Offering.

Gross Proceeds:
Initial Closing	$39,999,040
Option Closing	6,000,000
45,999,040
Offering Costs:
Underwriting discounts and commissions	(2,500,000)
Other offering costs	(821,957)
Net Proceeds	$42,677,083

The Company will use the net proceeds of the 2025 Public Offering for general corporate purposes, including funding capital expenditures and providing working capital.

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

The Company engaged a third-party service provider to carry out an appraisal of the OAS Warrants, who ran a Monte Carlo simulation to determine the fair value of the OAS Warrants as of February 26, 2024, which is $1,561,532. The initial valuation was assigned to the Holdings Shares and the OAS Warrants based on their relative fair values, with the initial valuation of the Holdings Shares being $3,095,263 and OAS Warrants being $954,737. As of June 30, 2025, there were 3,616,071 OAS Warrants outstanding, with a weighted average remaining contractual life of 3.66 years.

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

As of June 30, 2025, there were 157,339 warrants for shares of preferred stock in Networks outstanding based on a Conversion Price of $41.3104, with a weighted average exercise price of $20.65 and a weighted average remaining contractual life of 4.42 years.

Warrants to Purchase Common Stock of Networks

On June 3, 2024, the Company issued warrants to purchase 15,391 shares of Networks Common Stock, at an exercise price of $2.75 per share, with a fair value of $303,052, in consideration of consulting services for the Company. The warrants vest over a one-year period. The Company engaged a third-party service provider to carry out a valuation of Ondas Networks’ Common Stock to determine its fair value as of May 31, 2024. The Company recorded stock-based compensation of $50,761 and $101,523 in General and administrative expense on the unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025, respectively, based on the valuation. The Company recorded stock-based compensation of $100,007 in General and administrative expense on the unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024, based on the valuation.

As of June 30, 2025, there were 15,391 fully vested warrants for shares of common stock in Networks outstanding, with a weighted average exercise price of $2.75 and a weighted average remaining contractual life of 3.93 years.

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

A summary of our Warrants activity for the six months ended June 30, 2025 and related information follows:

	Number of Shares Under Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of January 1, 2025	26,490,110	$1.70	3.84
Granted	9,600,000	0.00
Exercised	(18,972,168)	0.52
Cancelled	(289,253)	7.46
Balance as of June 30, 2025	16,828,689	$1.45	3.48

As of June 30, 2025, 2,800,000 of the outstanding warrants are Pre-Funded Warrant Shares and have been included in our Weighted average number of common shares outstanding, basic and diluted on the unaudited Condensed Consolidated Statements of Operations. On July 7, 2025, the remaining 2,800,000 of Pre-Funded Warrant Shares were exercised.

Total stock-based compensation expense for warrants for the three and six months ended June 30, 2025 was $40,158 and $80,317, respectively, and is recorded in General and administrative expense on the unaudited Condensed Consolidated Statements of Operations. Total stock-based compensation expense for warrants for the three and six months ended June 30, 2024 was $63,773 and is recorded in General and administrative expense on the unaudited Condensed Consolidated Statements of Operations.

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

On May 12, 2025, the Compensation Committee granted an aggregate of 1,341,450 stock options to purchase shares of the Company’s Common Stock to certain employees, with an exercise price of $0.77 and a term of 10 years. The stock options vest over a three-year period and are contingent on ongoing employment. They are included in compensation expenses.

On May 14, 2025, the Compensation Committee granted an aggregate of 6,770,000 stock options to purchase shares of the Company’s Common Stock to certain employees, with an exercise price of $0.86 and a term of 10 years. The stock options vest over a three-year period and are contingent on ongoing employment. They are included in compensation expenses.

 On June 23, 2025, the Compensation Committee granted 100,000 stock options to purchase shares of the Company’s Common Stock to a certain employee, with an exercise price of $1.58 and a term of 10 years. The stock options vest over a two-year period and are contingent on ongoing employment. They are included in compensation expenses.

The assumptions used in the Monte Carlo simulation and Black-Scholes Model are set forth in the table below.

Six Months Ended June 30, 2025
Stock price	$0.77-2.69
Risk-free interest rate	3.86-4.65%
Volatility	59.05-88.69%
Expected life in years	5.00-5.77
Dividend yield	0.00%

A summary of our Option activity for the three and six months ended June 30, 2025 and related information follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of January 1, 2025	4,289,359	$3.70	7.59
Granted	13,301,944	1.48
Exercised	(22,082)	0.49
Forfeited	(59,709)	1.16
Canceled	(26,958)	1.46
Balance as of June 30, 2025	17,482,554	$2.03	8.29
Vested and Exercisable as of June 30, 2025	3,698,944	$4.03	7.04

As of June 30, 2025, total unrecognized compensation expense related to non-vested stock options was $12,041,871 which is expected to be recognized over a weighted average period of 2.41 years.

Total stock-based compensation expense for stock options for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	$875,781	$218,635	$1,664,063	$290,218
Sales and marketing	135,612	80,412	134,391	151,966
Research and development	136,060	37,089	205,197	77,405
Cost of goods sold	125,297	19,108	193,993	37,048
Total stock-based expense related to options	$1,272,750	$355,244	$2,197,644	$556,637

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

On May 12, 2025, the Compensation Committee granted an aggregate of 2,406,800 RSUs to certain employees. The RSUs vest in eight to twelve successive equal quarterly installments on August 16th, November 16th March 16th, and May 16th and are contingent on ongoing employment. They are included in compensation expenses.

On May 12, 2025, the Compensation Committee granted an aggregate of 235,293 RSUs to directors. The RSUs vest in four successive equal quarterly installments with the first vesting date commencing on the first day of the next calendar quarter. They are included in compensation expenses.

On June 23, 2025, the Compensation Committee granted 100,000 RSUs to a certain employee. The RSUs vest in eight successive equal quarterly installments with the first vesting date commencing on September 23, 2025. They are included in compensation expenses.

A summary of our RSUs activity and related information is as follows:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period (Years)
Unvested balance at January 1, 2025	252,417	$0.68	0.75
Granted	4,218,399	$1.33
Vested	(730,578)	$1.44
Unvested balance at June 30, 2025	3,740,238	$1.26	1.75

As of June 30, 2025, there were 271,997 restricted stock units that were vested but not yet released due to administrative timing. As of June 30, 2025, the unrecognized compensation expense for RSUs was $4,382,594.

Total stock-based compensation expense for RSUs for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	$637,873	$48,477	$924,186	$106,634
Sales and marketing	56,537	4,065	210,958	13,564
Research and development	52,768	211	103,561	715
Cost of goods sold	67,844	-	133,149	-
Total stock-based expense related to restricted stock units	$815,022	$52,753	$1,371,854	$120,913

Equity Incentive Plan

In 2018, our stockholders adopted the 2018 Equity Incentive Plan (the “2018 Plan”) pursuant to which 3,333,334 shares of our Common Stock have been reserved for issuance to employees, including officers, directors and consultants. The 2018 Plan is administered by the Board, provided however, that the Board may delegate such administration to the compensation committee of the Board of the Company (the “Compensation Committee”). Subject to the provisions of the 2018 Plan, the Board and/or the Compensation Committee has the authority to grant, in its discretion, incentive stock options, or non-statutory options, stock awards or restricted stock purchase offers (“Equity Awards”). As of June 30, 2025, the balance available to be issued under the 2018 Plan was 200,216.

In 2021, our stockholders adopted the Ondas Holdings Inc. 2021 Stock Incentive Plan (the “2021 Plan”). The purpose of the 2021 Plan is to enable the Company to attract, retain, reward, and motivate eligible individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum efforts for the growth and success of the Company, so as to strengthen the mutuality of the interests between the eligible individuals and the shareholders of the Company. The 2021 Plan provides for the issuance of awards including stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards. On November 18, 2024, stockholders of the Company approved an amendment to the 2021 Plan to increase the number of shares of the Company’s Common Stock authorized for issuance under the 2021 Plan from 8,000,000 to 11,000,000 shares. On May 12, 2025, stockholders of the Company approved an amendment to the 2021 Plan to increase the number of shares of the Company’s Common Stock authorized for issuance under the 2021 Plan from 11,000,000 to 26,000,000 shares. As of June 30, 2025, the balance available to be issued under the 2021 Plan was 5,146,264.

NOTE 9 – REDEEMABLE NONCONTROLLING INTEREST

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

The Company recorded accrued dividends of $780,000 and accretion of $1,695,607 for the six months ended June 30, 2025, in aggregate. The Company recorded accrued dividends of $724,138 and accretion of $1,357,140 for the six months ended June 30, 2024, in aggregate.

NOTE 10 – SEGMENT INFORMATION

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The Company’s CODM is its Chief Executive Officer. Segment operating loss and segment loss before provision for income taxes are the measures of profit and loss used by the CODM to assess performance and to decide how to allocate resources for each of the Company’s reportable segments. Segment operating loss and segment loss before provision for income taxes are used to monitor actual results versus planned and prior period results for each segment based on their respective profitability objectives and business models. Segment operating loss and segment loss before provision for income taxes are also used to allocate human and capital resources among the reportable segments. The Company determined it has two reportable segments, Ondas Networks and OAS, as the CODM reviews financial information for these two businesses separately. The Company has no inter-segment sales. The Company’s revenue and significant expenses by segment regularly reviewed by the CODM, and other segment items for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Ondas Networks	OAS	Total	Ondas Networks	OAS	Total
Product revenue	$-	$3,605,020	$3,605,020	$22,484	$-	$22,484
Service and subscription revenue	7,018	2,488,909	2,495,927	-	298,553	298,553
Development revenue	172,441	-	172,441	636,814	-	636,814
Revenue, net	179,459	6,093,929	6,273,388	659,298	298,553	957,851
Cost of goods sold	446,242	2,495,076	2,941,318	573,483	575,263	1,148,746
Gross profit (loss)	(266,783)	3,598,853	3,332,070	85,815	(276,710)	(190,895)
Operating expenses:
General and administration	771,461	3,735,396	4,506,857	1,438,503	2,198,512	3,637,015
Sales and marketing	684,186	1,581,529	2,265,715	505,828	792,877	1,298,705
Research and development	1,167,418	3,069,510	4,236,928	1,613,699	1,026,304	2,640,003
Segment operating loss	(2,889,848)	(4,787,582)	(7,677,430)	(3,472,215)	(4,294,403)	(7,766,618)
Interest income	1,783	-	1,783	12,360	-	12,360
Interest expense	(1,755,280)	(88,209)	(1,843,489)	(3,750)	(235,921)	(239,671)
Other segment items	(17,954)	(172,920)	(190,874)		650,129	650,129
Segment loss before provision for income taxes	$(4,661,299)	$(5,048,711)	$(9,710,010)	$(3,463,605)	$(3,880,195)	$(7,343,800)
Corporate operating expenses	-	-	(1,571,674)	-	-	(536,972)
Elimination of intercompany interest	-	-	1,267,893	-	-	228,988
Corporate interest income	-	-	248,557	-	-	74,916
Corporate interest expense	-	-	(984,916)	-	-	(692,868)
Loss before income taxes	-	-	$(10,750,150)	-	-	$(8,269,736)

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Ondas Networks	OAS	Total	Ondas Networks	OAS	Total
Product revenue	$-	$6,828,993	$6,828,993	$24,758	$-	$24,758
Service and subscription revenue	18,716	3,286,052	3,304,768	14,410	593,730	608,140
Development revenue	387,809	-	387,809	931,962	18,000	949,962
Revenue, net	406,525	10,115,045	10,521,570	971,130	611,730	1,582,860
Cost of goods sold	827,890	4,873,060	5,700,950	990,101	1,178,636	2,168,737
Gross profit (loss)	(421,365)	5,241,985	4,820,620	(18,971)	(566,906)	(585,877)
Operating expenses:
General and administration	1,626,861	7,151,618	8,778,479	2,843,754	4,553,430	7,397,184
Sales and marketing	1,433,180	3,262,645	4,695,825	1,152,285	1,454,000	2,606,285
Research and development	2,390,669	5,305,739	7,696,408	3,551,860	2,601,118	6,152,978
Segment operating loss	(5,872,075)	(10,478,017)	(16,350,092)	(7,566,870)	(9,175,454)	(16,742,324)
Interest income	1,918	-	1,918	74,923		74,923
Interest expense	(2,732,908)	(172,308)	(2,905,216)	(7,500)	(427,259)	(434,759)
Other segment items	(18,966)	(330,769)	(349,735)	(33)	586,383	586,350
Segment loss before provision for income taxes	$(8,622,031)	$(10,981,094)	$(19,603,125)	$(7,499,480)	$(9,016,330)	$(16,515,810)
Corporate operating expenses	-	-	(3,209,450)	-	-	(688,461)
Elimination of intercompany interest	-	-	1,530,152	-	-	417,963
Corporate interest income	-	-	449,228	-	-	109,854
Corporate interest expense	-	-	(4,053,305)	-	-	(1,469,366)
Loss before income taxes	-	-	$(24,886,500)	-	-	$(18,145,820)

Additional segment information is set forth below as of and for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Ondas Networks	OAS	Total	Ondas Networks	OAS	Total
Depreciation and amortization	$67,397	$1,176,876	$1,244,273	$32,631	$1,131,980	$1,164,611
Stock-based compensation	$425,066	$1,753,627	$2,178,693	$190,606	$217,391	$407,997
Capital expenditures	$-	$95,826	$95,826	$592,562	$501,589	$1,094,151

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Ondas Networks	OAS	Total	Ondas Networks	OAS	Total
Total assets	$43,220,366	$108,730,440	$151,950,806	$12,648,854	$69,872,082	$82,520,936
Goodwill	$-	$27,751,921	$27,751,921	$-	$27,751,921	$27,751,921
Depreciation and amortization	$144,704	$2,342,147	$2,486,851	$57,731	$2,282,162	$2,339,893
Stock-based compensation	$858,620	$2,892,718	$3,751,338	$328,094	$349,456	$677,550
Capital expenditures	$-	$266,693	$266,693	$957,382	$1,324,855	$2,282,237

NOTE 11 – INCOME TAXES

The Company had a net deferred tax asset of $77.5 million as of December 31, 2024, including a tax benefit of $69.4 million from net operating loss carry-forwards. A valuation allowance of $77.5 million was provided against this asset resulting in deferred assets, net of valuation allowance of $0.

As of December 31, 2024, the Company and Ondas Networks, respectively, had Federal net operating loss carryforwards (“NOLs”) of approximately $1 million and $15 million generated in 2007 to 2017 which will begin to expire in 2027 through 2037. Additionally, as of December 31, 2024, the Company and Ondas Networks had Federal NOLs of $73 million and $59 million, respectively, generated in 2018 through 2024 that have no expiration. As of December 31, 2024, the Company and Ondas Networks had State NOLs available to offset future taxable income of $49 million and $93 million, respectively, expiring from 2038 through 2044. As of December 31, 2024, the Company and Ondas Networks had approximately $0 and $752,000, respectively, of Federal research and development credits available to offset future tax liability expiring from 2038 through 2040. As of December 31, 2024, the Company had approximately $134 million and $127 million of Israeli NOL’s. The Company’s Federal income tax returns for the 2021 to 2023 tax years remain open to examination by the IRS. Upon utilization of Federal NOLs in the future, the IRS may examine records from the year the loss occurred, even if outside the three-year statute of limitations. The Company’s State tax returns also remain open to examination. The Company’s Israeli income tax returns for the 2020 to 2023 tax years remain open to examination.

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

As of June 30, 2025 and December 31, 2024, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of June 30, 2025.

On October 27, 2023, the Company reached a settlement agreement for legal proceedings related to Ardenna in which the Company is entitled to receive $600,000 in reimbursements for legal fees related to the proceedings. As of June 30, 2025, the Company received $550,000 from the settlement agreement, of which $0 and $450,000 is recorded in General and administrative expense on the unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2025 and 2024, respectively.

On June 6, 2024, Airobotics filed a Notice of Non-Payment with the Abu Dhabi Civil Courts in connection with a customer’s lack of payment relating to a purchase order and breach of a settlement agreement in relation to such purchase order. A performance order was filed on July 11, 2024, and rejected on July 17, 2024 by the Abu Dhabi Civil Courts. On July 30, 2024, Airobotics appealed the rejection of the performance order. On August 28, 2024, the Abu Dhabi Civil Court of Appeals accepted the appeal and appointed an expert to review the case. On October 9, 2024, the Abu Dhabi Civil Court of Appeals ruled in favor of Airobotics for the full amount of the initial purchase order less amounts paid to date by the customer (without taking into consideration the terms of the settlement agreement breached by the customer), which resulted in a total award of $2,138,945 plus interest and expenses. On June 17, 2025, we entered into a second settlement agreement whereby we waived the outstanding balance due to the Company in exchange for return of the inventory, which is in process.

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

NOTE 13 – RELATED PARTY TRANSACTIONS

As of June 30, 2025 and December 31, 2024, the Company owed $0 and $12,500 to independent directors, respectively, related to accrued compensation, which is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

Networks Convertible Notes (See Note 7 – Notes Payable)

On July 8, 2024, July 23, 2024, and November 13, 2024 C&P elected to purchase Convertible Notes in Networks in the aggregate original principal amount of $700,000, $800,000, and $1,000,000, respectively, (the “C&P Networks Convertible Notes”). Joseph Popolo, a former director of the Company, is the sole control person of C&P.

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

As of June 30, 2025, the total outstanding principal on the C&P Networks Convertible Notes was $2,387,802, net of unamortized debt discount of $106,009 and unamortized issuance costs of $6,189. As of December 31, 2024, the total outstanding principal on the C&P Networks Convertible Notes was $2,159,328, net of unamortized debt discount of $314,570 and unamortized issuance costs of $26,102. Accrued interest as of June 30, 2025 and December 31, 2024 was $149,315 and $54,356, respectively, and is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. For the three months ended June 30, 2025, we recognized interest expense of $47,370 and amortization expense of $114,868 related to debt discount and issuance costs. For the six months ended June 30, 2025, we recognized interest expense of $94,959 and amortization expense of $228,474 related to debt discount and issuance costs. Interest expense and amortization expense related to debt discount and issuance costs are included in Interest expense on the unaudited Condensed Consolidated Statements of Operations. No principal or interest has been paid since the C&P Networks Convertible Notes were issued.

OAS Convertible Notes (See Note 7 – Notes Payable)

In October and December 2024, C&P elected to purchase Convertible Notes in OAS in the aggregate original principal amount of $2,000,000 (the “C&P OAS Convertible Notes”). Joseph Popolo, a former director of the Company, is the sole control person of C&P. On May 26, 2025 C&P assigned $30,000 of the C&P OAS Convertible Notes to a non-related party. As of June 30, 2025, the total outstanding principal on the C&P OAS Convertible Notes was $1,965,110 net of unamortized issuance costs of $4,890. As of December 31, 2024, the total outstanding principal on the C&P OAS Convertible Notes was $1,985,624, net of unamortized issuance costs of $14,376. Accrued interest as of June 30, 2025 and December 31, 2024 was $60,879 and $12,808, respectively, and is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. For the three months ended June 30, 2025, we recognized interest expense of $23,414 and amortization expense of $4,764 related to the issuance costs. For the six months ended June 30, 2025, we recognized interest expense of $48,071 and amortization expense of $9,486 related to the issuance costs. Interest expense and amortization expense related to issuance costs are included in Interest expense on the unaudited Condensed Consolidated Statements of Operations. No principal or interest has been paid since the C&P OAS Convertible Notes were issued.

On October 10, 2024, Privet Ventures LLC, an entity affiliated with Eric Brock, Chairman and Chief Executive Officer of the Company and OAS, elected to purchase a Convertible Note in OAS in the original principal amount of $1,000,000 (the “Privet OAS Convertible Note”). As of June 30, 2025, the total outstanding principal on the Privet OAS Convertible Note was $997,518, net of unamortized issuance costs of $2,482. As of December 31, 2024, the total outstanding principal on the Privet OAS Convertible Note was $992,812, net of unamortized issuance costs of $7,188. Accrued interest as of June 30, 2025 and December 31, 2024 was $35,753 and $11,233, respectively, and is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. For the three months ended June 30, 2025, we recognized interest expense of $12,191 and amortization expense of $2,345 related to the issuance costs. For the six months ended June 30, 2025, we recognized interest expense of $24,521 and amortization expense of $4,706 related to the issuance costs. Interest expense and amortization expense related to issuance costs are included in Interest expense on the unaudited Condensed Consolidated Statements of Operations. No principal or interest has been paid since the Privet OAS Convertible Note was issued.

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

On September 3, 2024 and October 7, 2024, pursuant to the C&P Security Agreement, Networks issued C&P warrants to purchase $1,000,000 and $500,000, respectively, in shares of preferred stock of Networks, $0.00001 par value per share, at an exercise price of $20.65 per share. The number of warrants exercisable under the C&P Security Agreement is calculated by $1,500,000 divided by the Conversion Price, which is the amount equal to the price per share of Networks’ most senior series of Preferred Stock issued to investors in Networks’ next equity financing date, or if none, then $41.3104. The warrants are exercisable commencing September 3, 2024 through September 3, 2029 and October 7, 2024 through October 7, 2029, respectively. The C&P Warrants have a total relative fair value of $556,554, which was recorded as debt discount. Joseph Popolo, a former director of the Company, is the sole control person of C&P.

As of June 30, 2025, the total outstanding principal on the Networks Secured Note was $1,500,000. As of December 31, 2024, the total outstanding principal on the Networks Secured Note was $1,273,216, net of unamortized debt discount of $201,135 and unamortized issuance costs of $25,649. Accrued interest as of June 30, 2025 and December 31, 2024 was $95,956 and $37,107, respectively, and is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. For the three months ended June 30, 2025, we recognized interest expense of $29,260 and amortization expense of $0 related to the debt discount and issuance costs. For the six months ended June 30, 2025, we recognized interest expense of $58,849 and amortization expense of $226,784 related to the debt discount and issuance costs. No principal or interest has been paid since the Networks Secured Note was issued.

Sale of Common Stock in Ondas Holdings and Warrants to Purchase Common Stock of OAS (See Note 8 – Stockholders’ Equity)

On February 26, 2024, the Company completed a direct registered offering with certain purchasers with respect to the sale of (i) an aggregate of 3,616,071 shares Common Stock of the Company and (ii) warrants to purchase an aggregate of 3,616,071 shares of OAS’s common stock $0.0001 par value per share, at an exercise price of $1.29 for gross proceeds of $4,050,000 (the “2024 Direct Registered Offering”). See Note 8 – Stockholders’ Equity, Sale of Common Stock in Ondas Holdings and Warrants to Purchase Common Stock of OAS, for further details. In connection with the 2024 Direct Registered Offering, C&P paid $2,000,000 for 1,785,714 shares of Common Stock of the Company and warrants to purchase 1,785,714 shares of OAS common stock. Joseph Popolo, a former director of the Company, is the sole control person of C&P.

Networks Series A-1 Preferred Stock (See Note 9 – Redeemable Noncontrolling Interest)

On July 21, 2023 and August 11, 2023, Ondas Networks completed the first and second tranche of a private placement with Stage 1 Growth Fund LLC (Series WAVE, Class A) (the “SPV”), respectively. See Note 9 – Redeemable Noncontrolling Interest, Networks Series A-1 Preferred Stock, for further details.

C&P is the proxy for the members of the SPV, and the manager of the SPV must act in accordance with C&P’s direction with respect to exercise and voting of the issuer’s securities and derivative securities held by the SPV. Joseph Popolo, a former director of the Company, is the sole control person of C&P.

Networks Series A-2 Preferred Stock (See Note 9 – Redeemable Noncontrolling Interest)

On February 26, 2024, Ondas Networks completed a private placement with certain purchasers with respect to the sale of (i) 108,925 shares of preferred stock of Ondas Networks, $0.00001 par value per share (“Networks Preferred Stock”), at a purchase price of $41.3104 per share convertible into shares of Networks Common Stock and (ii) warrants to purchase 3,015,000 shares of Common Stock of the Company, at an exercise price of $1.26 per share for gross proceeds to Ondas Networks of $4,500,000 (the “2024 Private Placement”). See Note 9 – Redeemable Noncontrolling Interest, Networks Series A-2 Preferred Stock, for further details. In connection with the 2024 Private Placement, C&P paid $250,000 for 6,051 shares of Networks Preferred Stock and warrants to purchase 167,500 shares of Common Stock of the Company. Joseph Popolo, a former director of the Company, is the sole control person of C&P.

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated subsequent events as of August 12, 2025, the date the unaudited Condensed Consolidated Financial Statements were issued according to the requirements of ASC topic 855.

Subsequent to June 30, 2025, the Company issued 6,950,574 shares as a result of Installment Conversions on the 2024 Additional Notes, repaying the 2024 Additional Notes in full.

Subsequent to June 30, 2025, the remaining 2,800,000 of Pre-Funded Warrant Shares were exercised and issued.

On August 8, 2025, the Company made a strategic investment in Rift Dynamics AS, a Norway-based defense technology company specializing in affordable, mass-producible combat drone systems. Through this partnership, American Robotics will exclusively introduce and distribute Rift's Wåsp platform to the U.S. defense market. Eric Brock, Chairman and Chief Executive Officer of the Company, is expected to join the Rift Dynamics Board of Directors upon closing of the investment and partnership agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provide information which our management believes to be relevant to an assessment and understanding of the results of operations and financial condition of Ondas Holdings Inc. (“Ondas Holdings,” “we,” “our,” or the “Company”). This discussion should be read together with our unaudited Condensed Consolidated Financial Statements and the notes included therein, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2025, including the audited consolidated financial statements and notes included therein as of and for the year ended December 31, 2024 (“2024 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. For a description of factors that may cause our actual results to differ materially from those anticipated in these forward-looking statements, please refer to the below section of this Report titled “Cautionary Note Regarding Forward-Looking Statements.” The reported results will not necessarily reflect future results of operations or financial condition.

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

We design, develop, manufacture, sell and support FullMAX, our patented, Software Defined Radio platform for secure, private, wide-area broadband networks. Our customers install FullMAX systems in order to upgrade and expand their legacy wide-area network infrastructure. By upgrading their legacy systems, customers benefit from significant increases in data throughput which enables new applications. We have targeted the North American freight rail operators for the initial adoption of our FullMAX platform. These rail operators currently operate legacy communications systems utilizing dated narrowband wireless technologies for voice and data communications. These legacy wireless networks have limited data capacity and are unable to support the adoption of new, intelligent train control and management systems. The freight rail operators through the Association of American Railroads (“AAR”), its advisory subsidiary MxV Rail, as well as the American Railway Engineering and Maintenance Association, have adopted the IEEE 802.16 standard for future private wireless networks. The IEEE 802.16t Direct Peer-to-Peer protocol has been selected by the AAR as the new standard for Next Generation head-of-train / end-of-train (“HOT-EOT”) communications or “NGHE Gen4.” This new protocol for train telemetry operations enables new safety and operational improvements to existing HOT-EOT applications.

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

Industry Partnerships

Ondas Networks continues to develop partnerships in the rail space to develop and market wireless communications products and services based on Ondas Networks’ technology. Our partnership with Siemens Mobility (“Siemens”) is geared to market our FullMAX-based networking technology and services and to jointly develop certain wireless communications products for the North American Rail Industry based on Siemens’ Advanced Train Control System protocol and our FullMAX MC-IoT platform. We are working with other industry partners to commercialize our platform technologies for specific use cases and to drive broad industry adoption of dot16 applications.

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

OAS and its portfolio companies have already gained a track record of industry-leading regulatory successes including the securing of the first-of-its-kind Type Certification (“TC”) from the Federal Aviation Administration (“FAA”) for the Optimus 1-EX UAV on September 25, 2023, becoming the first autonomous security data capture UAV to achieve this distinction. TC, recognized as the highest echelon of Airworthiness Certification, streamline operational approvals for broad flight operations over people and infrastructure. The certification verifies the compliance of the system’s design with the required FAA airworthiness and noise standards, ensuring safe operation within the US National Airspace System thereby significantly broadening the range of operational scenarios and scaling up of operations for automated UAS. Achieving FAA TC will enable drone operations beyond-visual-line-of-sight without a human operator on-site. With a strong footprint in the US market and worldwide, we believe that OAS is well-positioned with proven technology, a unique offering, and strong capabilities to strategically transform critical operations with our cutting-edge drone tech and capabilities.

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

Results of Operations

Three months ended June 30, 2025 compared to three months ended June 30, 2024

	Three Months Ended June 30,
			Increase
	2025	2024	(Decrease)
Revenue, net	$6,273,388	$957,851	$5,315,537
Cost of goods sold	2,941,318	1,148,746	1,792,572
Gross profit	3,332,070	(190,895)	3,522,965
Operating expenses:
General and administrative	6,078,531	4,163,987	1,914,544
Sales and marketing	2,265,715	1,308,705	957,010
Research and development	4,236,928	2,640,003	1,596,925
Total operating expenses	12,581,174	8,112,695	4,468,479
Operating loss	(9,249,104)	(8,303,590)	(945,514)
Total other income (expense), net	(1,501,046)	33,854	(1,534,900)
Net loss	$(10,750,150)	$(8,269,736)	$(2,480,414)

Revenues

	Three Months Ended June 30,
	2025	2024	Increase (Decrease)
Revenue, net
Ondas Networks	$179,459	$659,298	$(479,839)
OAS	6,093,929	298,553	5,795,376
Total	$6,273,388	$957,851	$5,315,537

Our revenues increased by $5,315,537 to $6,273,388 for the three months ended June 30, 2025, compared to $957,851 for the three months ended June 30, 2024. Revenues during the three months ended June 30, 2025, included $3,605,020 for products, $2,495,927 for service and subscriptions, and $172,441 for development agreements, primarily with Siemens. Revenues during the three months ended June 30, 2024, included $22,484 for products, $298,553 for service and subscriptions, and $636,814 for development agreements, primarily with Siemens. The increase in our revenues were primarily the result of approximately $3,583,000 in increased product sales and approximately $2,197,000 in increased service and subscription revenue, primarily due to OAS having multi-drone sales with associated services in the three months ended June 30, 2025, but no comparable sales in the three months ended June 30, 2024. These increases were partially offset by a decrease of approximately $464,000 in development revenue, primarily with Siemens, as further orders have been delayed by the railroads as they work on implementing the 900 MHz band network.

Cost of goods sold

	Three Months Ended June 30,
	2025	2024	Increase (Decrease)
Cost of goods sold
Ondas Networks	$446,242	$573,483	$(127,241)
OAS	2,495,076	575,263	1,919,813
Total	$2,941,318	$1,148,746	$1,792,572

Our cost of goods sold increased by $1,792,572 to $2,941,318 for the three months ended June 30, 2025, compared to $1,148,746 for the three months ended June 30, 2024. The increase in cost of goods sold was primarily a result of increased revenue for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. Cost of goods sold at OAS did not increase in the same ratio as revenue due to the increase in product revenue at OAS, which included sales of our Iron Drone Raider™, which has higher margins compared to service and non-recurring engineering development revenue recognized for the three months ended June 30, 2024.

Gross profit (loss)

	Three Months Ended June 30,
	2025	2024	Increase (Decrease)
Gross profit (loss)
Ondas Networks	$(266,783)	$85,815	$(352,598)
OAS	3,598,853	(276,710)	3,875,563
Total	$3,332,070	$(190,895)	$3,522,965

Our gross profit increased by $3,522,965 to $3,332,070 for the three months ended June 30, 2025 compared to a gross loss of $190,895 for the three months ended June 30, 2024. Gross margin for the three months ended June 30, 2025 and 2024 was 53% and (20%), respectively. The increase in gross margin of 73% is primarily related to the increase in product revenue at OAS, which has higher gross margins as compared to the service and non-recurring engineering development revenue recognized in the three months ended June 30, 2024.

Operating Expenses

	Three Months Ended June 30,
	2025	2024	Increase
Operating expenses:
General and administrative	$6,078,531	$4,163,987	$1,914,544
Sales and marketing	2,265,715	1,308,705	957,010
Research and development	4,236,928	2,640,003	1,596,925
Total	$12,581,174	$8,112,695	$4,468,479

Our principal operating costs include the following items as a percentage of total expense.

	Three Months Ended June 30,
	2025	2024
Human resource costs, including benefits	57%	43%
Travel and entertainment	2%	2%
Other general and administration costs:
Professional fees and consulting expenses	8%	10%
Other expense	5%	14%
Depreciation and amortization	11%	15%
Other research and deployment costs, excluding human resources and travel and entertainment	15%	14%
Other sales and marketing costs, excluding human resources and travel and entertainment	2%	2%

Operating expenses increased by $4,468,479, or 55%, as a result of the following items:

Human resource costs, including benefits	$3,591,451
Travel and entertainment	134,086
Other general and administration costs:
Professional fees and consulting expenses	248,032
Other expense	(551,154)
Depreciation and amortization	140,028
Other research and development costs, excluding human resources and travel and entertainment	806,399
Other sales and marketing costs, excluding human resources and travel and entertainment	99,637
$4,468,479

The increase in operating expenses was primarily due to:

(i)	An increase of approximately $3,591,000 in human resource costs, including an increase in stock-based compensation at the Company of approximately $1,597,000 for new stock options and Restricted Stock Units (“RSUs”) granted during the three months ended June 30, 2025, an increase of approximately $737,000 in salary and benefit expense related to an increase in headcount and bonus expense in our general and administration department, an increase of approximately $603,000 in salary and benefit expense related to an increase in headcount and bonus expense in our research and development department, an increase of approximately $654,000 in salary and benefit expense related to an increase in headcount and bonus expense in our sales and marketing department, as we work on improving sales;

(ii)	An increase of approximately $134,000 in travel and entertainment, primarily related to increased travel for sales and product demonstration opportunities and increased trade show attendance;

(iii)	An increase of approximately $248,000 in professional fees and consulting expenses, primarily related to legal fee costs associated with debt repayments, the shelf registration, and other corporate matters;

(iv)	A decrease of approximately $551,000 in other expense, of which approximately $436,000 relates to reduced rent and facilities charges primarily at Ondas Networks who was paying two office leases during the three months ending June 30, 2024 as compared to one lease during the three months ended June 30, 2025 and a reimbursement of approximately $90,000 for common area charges under Ondas Networks’ current office lease. Approximately $58,000 relates to a reduction in the Company’s D&O, E&O and general liability insurance expense, and approximately $57,000 relates to a reduction in freight expenses and general office purchases;

(v)	An increase of approximately $140,000 in depreciation and amortization related to additional purchases of equipment in the second half of 2024 and first half of 2025; and

(vi)	An increase of approximately $806,000 in other research and development costs, excluding human resources and travel and entertainment, of which an increase of approximately $1,205,000 occurred at OAS related to an increase of approximately $470,000 in use of third-party contractor and consultants and software expenses as we invest in improving our current product line, a one-time settlement of approximately $592,000 for all amounts due to a vendor under previous development and manufacturing agreements, which reduced other research and development costs, excluding human resources and travel and entertainment, during the three months ended June 30, 2024, and approximately $143,000 in grant proceeds from the IIA which reduced other research and development costs, excluding human resources and travel and entertainment, during the three months ended June 30, 2024. This increase was offset by a decrease of approximately $399,000 at Ondas Networks primarily related to a decrease in use of third-party research and development contractors and consultants.

Operating Loss

	Three Months Ended
	June 30,
	2025	2024	Increase

Operating loss	$(9,249,104)	$(8,303,590)	$(945,514)

As a result of the foregoing, our operating loss increased by $945,514, or 11%, to $9,249,104 for the three months ended June 30, 2025, compared with $8,303,590 for the three months ended June 30, 2024. Operating loss increased as a result of the increase of $4,468,479 in operating expenses described above for the three months ended June 30, 2025, partially offset by the increase of $3,522,965 in gross profit for the three months ended June 30, 2025.

Total Other Income (Expense), net

	Three Months Ended
	June 30,
	2025	2024	Decrease

Total other income (expense), net	$(1,501,046)	$33,854	$(1,534,900)

Total other income, net decreased by $1,534,900, to total other expense, net of $1,504,046 for the three months ended June 30, 2025, compared with total other income, net of $33,854 for the three months ended June 30, 2024. Total other income, net decreased primarily as a result of the increase of approximately $857,000 in interest expense, amortization of debt discount and issuance costs for the 2024 Additional Notes, Ondas Networks Convertible Notes, OAS Convertible Notes, and Networks Secured Note. For a summary of our outstanding Notes Payable, see Note 7 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements. Combined with an increase in other expense of approximately $767,000 from the change in fair value of government grant liability, offset by an increase in interest income of approximately $163,000 from interest earned on cash deposits.

Net Loss

	Three Months Ended
	June 30,
	2025	2024	Increase

Net loss	$(10,750,150)	$(8,269,736)	$(2,480,414)

As a result of the net effects of the foregoing, net loss increased by $2,480,414, or 30%, to $10,750,150 for the three months ended June 30, 2025, compared with $8,269,736 for the three months ended June 30, 2024. Net loss per share of Common Stock, par value $0.0001 (“Common Stock”), basic and diluted, was $(0.08) for the three months ended June 30, 2025, compared with $(0.14) for the three months ended June 30, 2024.

Six months ended June 30, 2025 compared to six months ended June 30, 2024

	Six Months Ended June 30,
	2025	2024	Increase (Decrease)
Revenue, net	$10,521,570	$1,582,860	$8,938,710
Cost of goods sold	5,700,950	2,168,737	3,532,213
Gross profit (loss)	4,820,620	(585,877)	5,406,497
Operating expenses:
General and administrative	11,987,929	8,062,076	3,925,853
Sales and marketing	4,695,825	2,629,854	2,065,971
Research and development	7,696,408	6,152,978	1,543,430
Total operating expenses	24,380,162	16,844,908	7,535,254
Operating loss	(19,559,542)	(17,430,785)	(2,128,757)
Other income (expense), net	(5,326,958)	(715,035)	(4,611,923)
Net loss	$(24,886,500)	$(18,145,820)	$(6,740,680)

Revenues

	Six Months Ended June 30,
	2025	2024	Increase (Decrease)
Revenue, net
Ondas Networks	$406,525	$971,130	$(564,605)
OAS	10,115,045	611,730	9,503,315
Total	$10,521,570	$1,582,860	$8,938,710

Our revenues increased by $8,938,710 to $10,521,570 for the six months ended June 30, 2025, compared to $1,582,860 for the six months ended June 30, 2024. Revenues during the six months ended June 30, 2025, included $6,828,993 for products, $3,304,768 for service and subscriptions, and $387,809 for development agreements, primarily with Siemens. Revenues during the six months ended June 30, 2024, included $24,758 for products, $608,140 for service and subscriptions, and $949,962 for development agreements, primarily with Siemens. The increase in our revenues were primarily the result of approximately $6,804,000 in increased product sales and approximately $2,697,000 in increased service and subscription revenue primarily due to OAS having multi-drone orders in the six months ended June 30, 2025, but no comparable sales in the six months ended June 30, 2024. These increases were offset by a decrease of approximately $562,000 in development revenue, primarily to Siemens, during the three months ended June 30, 2025, as further orders have been delayed by the railroads as they work on implementing the 900 MHz band network.

Cost of goods sold

	Six Months Ended June 30,
	2025	2024	Increase (Decrease)
Cost of goods sold:
Ondas Networks	$827,890	$990,101	$(162,211)
OAS	4,873,060	1,178,636	3,694,424
Total	$5,700,950	$2,168,737	$3,532,213

Our cost of goods sold increased by $3,532,213 to $5,700,950 for the six months ended June 30, 2025, compared to $2,168,737 for the six months ended June 30, 2024. The increase in cost of goods sold was primarily a result of increased revenue for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. Cost of goods sold at OAS did not increase in the same ratio as revenue due to the increase in product revenue at OAS, which included sales of our Iron Drone Raider™, which has higher margins compared to service and non-recurring engineering development revenue recognized for the six months ended June 30, 2025.

Gross profit (loss)

	Six Months Ended June 30,
	2025	2024	Increase (Decrease)
Gross profit (loss):
Ondas Networks	$(421,365)	$(18,971)	$(402,394)
OAS	5,241,985	(566,906)	5,808,891
Total	$4,820,620	$(585,877)	$5,406,497

Our gross profit increased by $5,406,497 to $4,820,620 for the six months ended June 30, 2025, compared to a gross loss of $585,877 for the six months ended June 30, 2024. Gross margin for the six months ended June 30, 2025 and 2024 was 46% and (37%), respectively. The increase in gross margin of 83% is primarily related to the increase in product revenue at OAS, which has higher gross margins as compared to the service and non-recurring engineering development revenue recognized in the six months ended June 30, 2024.

Operating Expenses

	Six Months Ended June 30,
	2025	2024	Increase
Operating expenses:
General and administrative	$11,987,929	$8,062,076	$3,925,853
Sales and marketing	4,695,825	2,629,854	2,065,971
Research and development	7,696,408	6,152,978	1,543,430
Total	$24,380,162	$16,844,908	$7,535,254

Our principal operating costs include the following items as a percentage of total expense.

	Six Months Ended June 30,
	2025	2024
Human resource costs, including benefits	56%	43%
Travel and entertainment	2%	3%
Other general and administration costs:
Professional fees and consulting expenses	9%	8%
Other expense	5%	12%
Depreciation and amortization	11%	14%
Other research and deployment costs, excluding human resources and travel and entertainment	14%	18%
Other sales and marketing costs, excluding human resources and travel and entertainment	3%	2%

Operating expenses increased by $7,535,254, or 45%, as a result of the following items:

Six Months Ended June 30, 2025
Human resource costs, including benefits	$6,486,932
Travel and entertainment	184,037
Other general and administration costs:
Professional fees and consulting costs	813,217
Other expense	(854,276)
Depreciation and amortization	183,824
Other research and development costs, excluding human resources and travel and entertainment	354,727
Other sales and marketing costs, excluding human resources and travel and entertainment	366,793
$7,535,254

The increase in operating expenses was primarily due to:

(i)	An increase of approximately $6,487,000 in human resource costs, including an increase in stock-based compensation at the Company of approximately $2,784,000 for new stock options and RSUs granted during the six months ended June 30, 2025, an increase of approximately $1,434,000 related to an increase in taxable fringe benefit expense, for tax on employee benefits such as Company subsidized vehicles, meals, and other expenses, at OAS primarily as the result of an audit by the Israeli government for previous years, an increase of approximately $475,000 in salary and benefit expense related to an increase in headcount and bonus expense in our general and administration department, an increase of approximately $880,000 in salary and benefit expense related to an increase in headcount and bonus expense in our research and development department, an increase of approximately $914,000 in salary and benefit expense related to an increase in headcount and bonus expense in our sales and marketing department, as we work on improving sales;

(ii)	An increase of approximately $184,000 in travel and entertainment, primarily related to increased travel for sales and product demonstration opportunities and increased trade show attendance;

(iii)	An increase of approximately $813,000 in professional fees and consulting expenses, of which an increase of approximately $906,000 relates to legal and accounting fee costs, primarily related to the $450,000 recovery of legal fees from the settlement agreement for legal proceedings related to Ardenna, which reduced our legal fee expenses during the six months ended June 30, 2024, an increase of approximately $231,000 in legal fee costs associated with debt repayments, the shelf registration, and other corporate matters, and an increase of approximately $225,000 related to increased use of accounting consultants and increased audit fees. These increases were partially offset by a decrease of approximately $93,000 in other third-party contractors and consultants;

(iv)	A decrease of approximately $854,000 in other expense, of which approximately $747,000 relates to reduced rent and facilities charges primarily at Ondas Networks who was paying two office leases during the six months ending June 30, 2024 as compared to one lease during the six months ended June 30, 2025 and a reduction in common area shared expenses under their new lease, approximately $83,000 relates to a reduction in the Company’s D&O, E&O and general liability insurance expense, and approximately $24,000 relates to a reduction in freight expenses and general office purchases;

(v)	An increase of approximately $184,000 in depreciation and amortization related to additional purchases of equipment in the second half of 2024 and first half of 2025;

(vi)	A increase of approximately $355,000 in other research and development costs, excluding human resources and travel and entertainment, of which an increase of approximately $1,376,000 occurred at OAS related to an increase of approximately $784,000 in use of third-party contractor and consultants, development and software expenses as we invest in improving our current product line, and a one-time settlement of approximately $592,000 for of all amounts due to a vendor under previous development and manufacturing agreements, which reduced other research and development costs, excluding human resources and travel and entertainment, during the six months ended June 30, 2024. This increase was offset by a decrease of approximately $1,021,000 at Ondas Networks primarily related to a decrease in use of third-party research and development contractors and consultants.

(vii)	An increase of approximately $367,000 in other sales and marketing costs, excluding human resources and travel and entertainment, of which approximately $254,000 relates to an increase in use of sales and marketing third-party contractors and consultants, approximately $59,000 relates to increased attendance at trade shows and other marketing events, and approximately $54,000 relates to increased equipment purchases and costs association with demonstrations.

Operating Loss

	Six Months Ended
	June 30,
	2025	2024	Increase
Operating loss	$(19,559,542)	$(17,430,785)	$(2,128,757)

As a result of the foregoing, our operating loss increased by $2,128,757 or 12%, to $19,559,542 for the six months ended June 30, 2025, compared with $17,430,785 for the six months ended June 30, 2024. Operating loss increased as a result of the increase of $7,535,254 in operating expenses described above for the six months ended June 30, 2025, partially offset by the increase of $5,406,497 in gross profit for the six months ended June 30, 2025.

Total Other Income (Expense), net

	Six Months Ended
	June 30,
	2025	2024	Increase
Other income (expense), net	$(5,326,958)	$(715,035)	$(4,611,923)

Total other expense, net increased by $4,611,923, to $5,326,958 for the six months ended June 30, 2025, compared with the other expense, net of $715,035 for the six months ended June 30, 2024. Other expense, net increased primarily as a result of the increase of approximately $3,942,000 in interest expense, amortization of debt discount and issuance costs for the 2024 Additional Notes, Ondas Networks Convertible Notes, OAS Convertible Notes, and Networks Secured Note. For a summary of our outstanding Notes Payable, see Note 7 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements. Combined with an increase in other expense of approximately $816,000 from the change in fair value of government grant liability, offset by an increase in interest income of approximately $266,000 from interest earned on cash deposits.

Net Loss

	Six Months Ended
	June 30,
	2025	2024	Increase
Net loss	$(24,886,500)	$(18,145,820)	$(6,740,680)

As a result of the net effects of the foregoing, net loss increased by $6,740,680, or 37%, to $24,886,500 for the six months ended June 30, 2025, compared with $18,145,820 for the six months ended June 30, 2024. Net loss per share of Common Stock, basic and diluted, was $(0.21) for the six months ended June 30, 2025, compared with $(0.31) for the six months ended June 30, 2024.

Summary of (Uses) and Sources of Cash

	Six Months Ended June 30,
	2025	2024
Net cash flows used in operating activities	$(15,062,923)	$(16,274,722)
Net cash flows used in investing activities	(305,819)	(2,314,873
Net cash flows provided by financing activities	53,920,721	8,542,969
Increase (decrease) in cash, cash equivalents, and restricted cash	38,551,979	(10,046,626)
Cash, cash equivalents, and restricted cash, beginning of period	29,999,321	15,022,000
Cash, cash equivalents, and restricted cash, end of period	$68,551,300	$4,975,374

The principal use of cash in operating activities for the six months ended June 30, 2025, was to fund the Company’s current expenses primarily related to operating activities necessary to allow us to service and support customers.

The decrease in cash flows used in operating activities of approximately $1,212,000 was primarily due to an increase in net loss of approximately $6,741,000, of which approximately $7,634,000 related to non-cash and credits, including depreciation, amortization of debt discount and issuance costs, amortization of intangibles assets, amortization of right of use asset, change in fair value of government grant liability, and stock-based compensation, offset by changes in operating assets and liabilities resulting in a cash inflow of approximately $319,000.

The decrease in cash flows used in investing activities of approximately $2,009,000 primarily relates to a decrease in purchases of equipment in the six months ended June 30, 2025.

The increase in cash flows provided by financing activities of approximately $45,378,000 primarily relates to the net proceeds of approximately $42,677,000 received from 2025 Public Offering during the six months ended June 30, 2025, compared to the net proceeds received from the sale of Common Stock in the Company of approximately of $3,859,000 during the six months ended June 30, 2024, combined with the increase in proceeds from the exercise of stock options and warrants of approximately $9,954,000, increase in net proceeds of approximately $923,000 from the issuance of convertible notes payable, and an increase in proceeds, net of repayments, of approximately $58,000 from government grants during the three months ended June 30, 2025. These increases were partially offset by the sale of preferred stock in Ondas Networks of approximately $4,375,000 during the six months ended June 30, 2024.

Liquidity and Capital Resources

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. As of June 30, 2025, we had an accumulated deficit of approximately $261,254,000. As of June 30, 2025, we had net long-term borrowings outstanding of approximately $2,406,000 and short-term borrowings outstanding of approximately $17,644,000, net of debt discount and issuance costs of approximately $1,125,000, including accrued interest of approximately $630,000, of which approximately $342,000 is due to related parties. As of June 30, 2025, we had cash and restricted cash of approximately $68,551,000 and working capital of approximately $59,720,000. We had approximately $15,063,000 of net cash flows used in operations for the six months ended June 30, 2025.

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

As of June 30, 2025, we raised approximately $42,677,000 in proceeds, net of issuance costs, from a registered public offering, $9,963,000 from the exercise of stock options and warrants in Ondas Holdings, $923,000 in proceeds, net of issuance costs, from issuance of convertible notes in Ondas Networks, and $365,000 in Israeli government grants to Airobotics. Subsequent to June 30, 2025, the Company issued 6,950,574 shares as a result of Installment Conversions on the 2024 Additional Notes, repaying the 2024 Additional Notes in full. As of July 18, 2025, the 2022 Convertible Promissory Notes, 2023 Additional Notes, and 2024 Additional Notes have been repaid in full.

In the Company’s audited consolidated financial statements as of December 31, 2024 included in the Company’s most recent Annual Report on Form 10-K and unaudited condensed consolidated financial statements included in the Company’s Form 10-Q as of and for the three months ended March 31, 2025, management concluded that substantial doubt existed about the Company’s ability to continue as a going concern due to recurring operating losses and limited liquidity resources.

During the three months ended June 30, 2025, the Company raised approximately $42,677,000 in proceeds, net of issuance costs, from a registered public offering, and approximately $8,979,000 from the exercise of stock options and warrants in Ondas Holdings. Management believes these actions sufficiently alleviate the previously identified conditions that raised substantial doubt, and the Company will have sufficient capital resources to fund its operations for the next twelve months from the date these interim financial statements are issued.

As of August 12, 2025, management has concluded that substantial doubt about the Company’s ability to continue as a going concern no longer exists as of the issuance date of these unaudited condensed consolidated financial statements.

We expect to fund our operations for the next twelve months from the filing date of this Quarterly Report on Form 10-Q from the cash on hand as of June 30, 2025, gross profits generated from revenue growth, potential prepayments from customers for purchase orders, potential proceeds from warrants issued and outstanding, and additional funds that we may seek through equity or debt offerings and/or borrowings under additional notes payable, lines of credit or other sources.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2025. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the Risk Factors previously disclosed in the 2024 Form 10-K and in the Quarterly Report on Form 10-Q for the period ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 11, 2025, the Company’s Compensation Committee approved the Amended and Restated Non-Employee Director Compensation Policy, which among other things, amends the current policy to increase the quarterly cash retainer to $12,500 and the value of annual restricted stock units to $100,000. The foregoing description of the Policy does not purport to be complete and is qualified in its entirety by the Policy, a copy of which is attached to this report as Exhibit 10.4, and incorporated herein by reference.

Item 6. Exhibits.

Exhibit No.	Name of Document

3.1	Certificate of Amendment, filed on May 12, 2025 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on May 12, 2025).

4.1	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 11, 2025).

10.1	Employment Agreement, dated June 23, 2025, between Ondas Holdings Inc. and Neil Laird (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 25, 2025).

10.2+	Amendment to the Ondas Holdings Inc. 2021 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on May 12, 2025).

10.3*	Letter Agreement, dated July 3, 2025, by and among Ondas Holdings Inc. and the signatories thereto.

10.4*	Amened and Restated Director Compensation Policy.

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated August 12, 2025*

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated August 12, 2025*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated May 15, 2025**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated May 15, 2025**

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

+	Management Compensatory Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 12, 2025	ONDAS HOLDINGS INC.

	By:	/s/ Eric A. Brock
Eric A. Brock
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Neil J. Laird
Neil J. Laird
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)