Form 10-Q
period 2025-09-30
Ondas Holdings Inc.
filed 2025-11-13
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares outstanding of the issuer’s common stock as of November 10, 2025 was 368,459,664.

ONDAS HOLDINGS INC.

i

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets:
Cash	$432,816,982	$29,958,106
Restricted cash	576,575	41,215
Certificates of deposit	917,570	-
Investments in marketable equity securities	17,893,276	-
Accounts receivable, net	5,222,547	5,223,182
Inventory, net	12,522,999	9,821,692
Other current assets	8,926,036	2,476,356
Total current assets	478,875,985	47,520,551

Property and equipment, net	2,595,499	2,586,691

Other Assets:
Goodwill, net of accumulated impairment charges	34,773,934	27,751,921
Intangible assets, net	28,120,281	27,178,057
Long-term equity investments	587,250	-
Deposits and other assets	663,043	663,073
Operating lease right of use assets	4,534,577	3,921,995
Total other assets	68,679,085	59,515,046
Total assets	$550,150,569	$109,622,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,377,187	$5,659,643
Operating lease liabilities	1,635,116	1,121,565
Accrued expenses and other current liabilities	7,368,895	4,719,214
Notes payable, net of unamortized debt discount and issuance costs of $0 and $226,785, respectively, related party	1,500,000	1,273,215
Convertible notes payable, net of unamortized debt discount and issuance cost of $55,439 and $362,237, respectively, related party	5,414,561	5,137,763
Convertible notes payable, net of unamortized debt discount and issuance cost of $121,124 and $5,236,362, respectively	4,108,876	31,947,445
Deferred revenue	2,097,848	329,025
Government grant liability	805,390	388,752
Total current liabilities	31,307,873	50,576,622

Long-Term Liabilities:
Notes payable	300,000	300,000
Convertible notes payable, net of current, net of unamortized debt discount and issuance cost of $0 and $1,681,784, respectively	-	15,568,216
Accrued interest	23,171	20,041
Government grant liability, net of current	2,165,785	2,168,430
Operating lease liabilities, net of current	5,011,647	4,961,967
Deferred tax liability	867,483	-
Other liabilities	99,884	82,500
Total long-term liabilities	8,467,970	23,101,154
Total liabilities	39,775,843	73,677,776

Commitments and Contingencies (Note 15)

Temporary Equity
Redeemable noncontrolling interest	23,151,014	19,361,205

Stockholders’ Equity
Preferred stock - par value $0.0001; 5,000,000 shares authorized and none issued or outstanding at September 30, 2025 and December 31, 2024	-	-
Preferred stock, Series A - par value $0.0001; 5,000,000 shares authorized and none issued or outstanding at September 30, 2025 and December 31, 2024	-	-
Common Stock - par value $0.0001; 400,000,000 and 300,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively; 329,515,817 and 93,173,191 issued and outstanding, respectively September 30, 2025 and December 31, 2024, respectively	32,951	9,317
Additional paid in capital	754,767,458	252,941,813
Accumulated deficit	(268,722,540)	(236,367,823)
Total Ondas Holdings stockholders’ equity	486,077,869	16,583,307
Noncontrolling interest	1,145,843	-
Total stockholders’ equity	487,223,712	16,583,307
Total liabilities and stockholders’ equity	$550,150,569	$109,622,288

The accompanying footnotes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues, net	$10,098,310	$1,480,792	$20,619,880	$3,063,652
Cost of goods sold	7,493,915	1,433,232	13,194,865	3,601,969
Gross profit (loss)	2,604,395	47,560	7,425,015	(538,317)

Operating expenses:
General and administrative	10,595,469	4,114,986	22,583,398	12,177,062
Sales and marketing	2,999,720	1,410,944	7,695,545	4,040,798
Research and development	4,512,756	3,182,345	12,209,164	9,335,323
Total operating expenses	18,107,945	8,708,275	42,488,107	25,553,183

Operating loss	(15,503,550)	(8,660,715)	(35,063,092)	(26,091,500)

Other income (expense), net
Other income (expense), net	31,479	(1,786)	13,113	(3,853)
Change in fair value of government grant liability	(87,186)	(86,307)	(354,560)	462,710
Interest and dividend income	1,992,274	121,608	2,443,420	306,385
Unrealized gain on investments	6,893,277	-	6,893,277	-
Interest expense	(444,449)	(871,335)	(5,872,818)	(2,357,497)
Foreign exchange gain (loss), net	(55,245)	(27,733)	(119,240)	11,667
Total other income (expense), net	8,330,150	(865,553)	3,003,192	(1,580,588)

Loss before income taxes	(7,173,400)	(9,526,268)	(32,059,900)	(27,672,088)

Provision for income taxes	307,456	-	307,456	-

Net loss	(7,480,856)	(9,526,268)	(32,367,356)	(27,672,088)
Less preferred dividends attributable to noncontrolling interest	390,000	390,000	1,170,000	1,114,138
Less deemed dividends attributable to accretion of redemption value	924,202	755,644	2,619,809	2,112,784
Less net loss attributable to noncontrolling interest	(12,639)	-	(12,639)	-
Net loss attributable to common stockholders	$(8,782,419)	$(10,671,912)	$(36,144,526)	$(30,899,010)

Net loss per share - basic and diluted	$(0.03)	$(0.15)	$(0.21)	$(0.46)

Weighted average number of common shares outstanding, basic and diluted	259,909,415	70,741,662	172,423,160	66,732,781

The accompanying footnotes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

			Ondas Holdings Inc. Stockholders’ Equity (Deficit)
	Redeemable Noncontrolling Interest		Common Stock		Additional	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	paid in capital	deficit	Interest	(Deficit)
Balance, January 1, 2024	429,123	$11,920,694	61,940,878	$6,194	$231,488,999	$(198,360,066)	$-	$33,135,127
Sale of redeemable preferred stock in Ondas Networks, net of issuance costs	108,925	3,028,806	-	-	(124,965)	-	-	(124,965)
Issuance of warrants in connection with the sale of redeemable preferred stock in Ondas Networks	-	-	-	-	1,471,194	-	-	1,471,194
Preferred dividends atrributable to redeemable noncontrolling interest	-	334,138	-	-	(334,138)	-	-	(334,138)
Accretion of redeemable preferred stock in Ondas Networks	-	638,646	-	-	(638,646)	-	-	(638,646)
Sale of common stock, net of issuance costs	-	-	3,616,071	362	2,904,295	-	-	2,904,657
Issuance of warrants in Ondas Autonomous Systems, in connection with sale of common stock	-	-	-	-	954,737	-	-	954,737
Issuance of shares upon exercise of options	-	-	4,535	-	2,217	-	-	2,217
Delivery of shares for restricted stock units	-	-	3,000	-	-	-	-	-
Stock-based compensation	-	-	-	-	269,553	-	-	269,553
Net loss	-	-	-	-	-	(9,876,084)	-	(9,876,084)
Balance, March 31, 2024	538,048	$15,922,284	65,564,484	$6,556	$235,993,246	$(208,236,150)	$-	$27,763,652
Issuance of shares for payment on convertible debt	-	-	340,855	34	250,153	-	-	250,187
Preferred dividends attributable to redeemable noncontrolling interest	-	390,000	-	-	(390,000)	-	-	(390,000)
Accretion of redeemable preferred stock in Ondas Networks	-	718,494	-	-	(718,494)	-	-	(718,494)
Settlement of development agreement	-	-	320,026	32	342,396	-	-	342,428
Warrant conversion	-	-	46,893	5	1,402	-	-	1,407
Issuance of shares upon exercise of options	-	-	9,660	1	5,077	-	-	5,078
Delivery of shares for restricted stock units	-	-	268,794	27	(27)	-	-	-
Stock-based compensation	-	-	-	-	407,997	-	-	407,997
Net loss	-	-	-	-	-	(8,269,736)	-	(8,269,736)
Balance, June 30, 2024	538,048	$17,030,778	66,550,712	$6,655	$235,891,750	$(216,505,886)	$-	$19,392,519
Issuance of shares for payment on convertible debt	-	-	3,367,431	337	1,828,851	-	-	1,829,188
Preferred dividends attributable to redeemable noncontrolling interest	-	390,000	-	-	(390,000)	-	-	(390,000)
Accretion of redeemable preferred stock in Ondas Networks	-	755,644	-	-	(755,644)	-	-	(755,644)
Sale of common stock and warrants, net of issuance costs	-	-	5,333,334	533	3,467,407	-	-	3,467,940
Issuance of warrants in Ondas Networks, in connection with note payable	-	-	-	-	589,924	-	-	589,924
Delivery of shares for restricted stock units	-	-	45,834	5	(5)	-	-	-
Stock-based compensation	-	-	-	-	311,133	-	-	311,133
Net loss	-	-	-	-	-	(9,526,268)	-	(9,526,268)
Balance, September 30, 2024	538,048	$18,176,422	75,297,311	$7,530	$240,943,416	$(226,032,154)	$-	$14,918,792

Balance, January 1, 2025	538,048	19,361,205	93,173,191	$9,317	$252,941,813	$(236,367,823)	$-	$16,583,307
Issuance of warrants in Ondas Networks, in connection with convertible note payable	-	-	-	-	345,403	-	-	345,403
Preferred dividends attributable to redeemable noncontrolling interest	-	390,000	-	-	(390,000)	-	-	(390,000)
Accretion of redeemable preferred stock in Ondas Networks	-	817,127	-	-	(817,127)	-	-	(817,127)
Issuance of shares for payment on convertible debt	-	-	33,322,397	3,332	21,936,182	-	-	21,939,514
Issuance of shares upon exercise of options and warrants	-	-	1,105,500	111	983,784	-	-	983,895
Delivery of shares for restricted stock units	-	-	123,711	12	(12)	-	-	-
Stock-based compensation	-	-	-	-	1,572,645	-	-	1,572,645
Net loss	-	-	-	-	-	(14,136,350)	-	(14,136,350)
Balance, March 31, 2025	538,048	$20,568,332	127,724,799	$12,772	$276,572,688	$(250,504,173)	$-	$26,081,287
Preferred dividends attributable to redeemable noncontrolling interest	-	390,000	-	-	(390,000)	-	-	(390,000)
Accretion of redeemable preferred stock in Ondas Networks	-	878,480	-	-	(878,480)	-	-	(878,480)
Issuance of shares and pre-funded warrants from June 2025 Public Offering, net of costs	-	-	27,200,000	2,720	42,674,363	-	-	42,677,083
Issuance of shares for payment on convertible debt	-	-	33,584,247	3,358	22,920,691	-	-	22,924,049
Issuance of shares upon exercise of options and warrants	-	-	17,888,750	1,789	8,976,913	-	-	8,978,702
Delivery of shares for restricted stock units	-	-	334,870	34	(34)	-	-	-
Stock-based compensation	-	-	-	-	2,178,693	-	-	2,178,693
Net loss	-	-	-	-	-	(10,750,150)	-	(10,750,150)
Balance, June 30, 2025	538,048	$21,836,812	206,732,666	$20,673	$352,054,834	$(261,254,323)	$-	$90,821,184
Preferred dividends attributable to redeemable noncontrolling interest	-	390,000	-	-	(390,000)	-	-	(390,000)
Accretion of redeemable preferred stock in Ondas Networks	-	924,202	-	-	(924,202)	-	-	(924,202)
Exercise of warrants in Ondas Autonomous Systems by noncontrolling interests	-	-	-	-	-	-	1,158,482	1,158,482
Issuance of shares from August 2025 Public Offering, net of costs	-	-	53,084,000	5,308	162,630,902	-	-	162,636,210
Issuance of shares from September 2025 Offering, net of costs	-	-	46,000,000	4,600	216,990,805	-	-	216,995,405
Issuance of shares for payment on convertible debt	-	-	6,950,574	695	5,360,607	-	-	5,361,302
Issuance of shares upon exercise of options and warrants	-	-	16,001,937	1,600	13,585,012	-	-	13,586,612
Delivery of shares for restricted stock units	-	-	746,640	75	(75)	-	-	-
Stock-based compensation	-	-	-	-	5,459,575	-	-	5,459,575
Net loss	-	-	-	-	-	(7,468,217)	(12,639)	(7,480,856)
Balance, September 30, 2025	538,048	$23,151,014	329,515,817	$32,951	$754,767,458	$(268,722,540)	$1,145,843	$487,223,712

The accompanying footnotes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ONDAS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,367,356)	$(27,672,088)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Investment gains	(6,893,277)	-
Depreciation	565,643	424,637
Amortization of debt discount and issuance costs	4,690,079	1,502,657
Amortization of intangible assets	3,203,867	3,161,729
Amortization of right of use asset	845,168	902,851
Retirement of assets	-	1,578
Loss on intellectual property	15,704	-
Change in fair value of government grant liability	198,260	(605,889)
Stock-based compensation	9,210,913	988,683
Changes in operating assets and liabilities:
Accounts receivable	19,615	553,887
Inventory	(2,641,942)	(4,402,549)
Other current assets	(5,761,619)	426,879
Deposits and other assets	30	117,125
Accounts payable	1,177,340	(482,249)
Accrued expenses and other current liabilities	3,964,336	(71,933)
Deferred revenue	(1,339,559)	170,776
Operating lease liability	(894,519)	(459,243)
Deferred tax liability	(11,356)	-
Other liabilities	1,048	82,500
Net cash flows used in operating activities	(26,017,625)	(25,360,649)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(44,812)	(22,030)
Purchase of equipment	(437,298)	(1,606,358)
Proceeds from sale of equipment	-	1,700
Purchase of software intangible	(15,615)	(32,678)
Purchase of long-term equity investment	(587,250)	-
Purchases of equity securities	(10,999,999)	-
Cash paid for asset acquisition, net of cash acquired	(169,724)
Cash paid for business acquisition, net of cash acquired	(6,488,921)	-
Net cash flows used in investing activities	(18,743,619)	(1,659,366)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of noncontrolling interest in Ondas Networks, net of issuance costs	-	4,375,035
Proceeds from sale of common stock and warrants, net of issuance costs	422,308,698	7,327,334
Proceeds from exercise of options and warrants	23,549,209	8,702
Proceeds from exercise of warrants in OAS	1,158,482	-
Proceeds from convertible notes payable, net of issuance costs, related party	-	1,482,868
Proceeds from convertible notes payable, net of issuance costs	923,358	-
Proceeds from notes payable, net of issuance costs, related party	-	1,377,524
Proceeds from government grant	364,683	299,838
Payments on government grant liability	(148,950)	-
Net cash flows provided by financing activities	448,155,480	14,871,301

Increase (decrease) in cash, cash equivalents, and restricted cash	403,394,236	(12,148,714)
Cash, cash equivalents, and restricted cash, beginning of period	29,999,321	15,022,000
Cash, cash equivalents, and restricted cash, end of period	$433,393,557	$2,873,286

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$8,120	$16,845
Cash paid for income taxes	$9,662	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Preferred dividends attributable to redeemable noncontrolling interest	$1,170,000	$1,114,138
Accretion of redeemable preferred stock in Ondas Networks	$2,619,809	$2,112,784
Common stock issued in exchange for debt repayment	$53,218,418	$2,079,375
Noncash consideration for settlement of development agreement payable	$-	$342,428
Warrants in Ondas Autonomous Systems, in relation to sale of common stock	$-	$954,737
Warrants in Ondas Holdings, in relation to sale of common stock	$-	$2,198,559
Warrants in relation to sale of redeemable preferred stock in Ondas Networks	$-	$1,471,194
Warrants in Ondas Networks, in relation to notes payable and convertible notes payable	$345,403	$589,924
Transfer of equipment into inventory	$-	$2,289,539
Operating leases right-of-use assets obtained in exchange of lease liabilities	$1,457,750	$-

The accompanying footnotes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ONDAS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company

Ondas Holdings Inc. (“Ondas Holdings”, “Ondas”, the “Company,” “we,” or “our”) was originally incorporated in Nevada on December 22, 2014, under the name of Zev Ventures Incorporated. On September 28, 2018, we acquired Ondas Networks Inc., a Delaware corporation (“Delaware Networks”), and changed our name to Ondas Holdings Inc. On August 5, 2021, we acquired American Robotics, Inc. (“American Robotics” or “AR”), a Delaware corporation. On January 23, 2023, we acquired Airobotics, Ltd. (“Airobotics”), an Israeli-based developer of autonomous drone systems. On December 6, 2023, the Company formed Ondas Autonomous Holdings Inc., a Nevada corporation, as an intermediate holding company which now wholly-owns American Robotics and Airobotics. On August 8, 2024, the Company filed a certificate of amendment with the Secretary of State of the State of Nevada, amending Ondas Autonomous Holdings Inc.’s name to Ondas Autonomous Systems Inc. (“OAS”). On August 7, 2024, the Company formed Ondas Networks Texas Inc., a Texas corporation and wholly owned subsidiary of the Company (“Texas Networks”). Pursuant to a certain Agreement and Plan of Merger, dated August 19, 2024, Delaware Networks merged with and into Texas Networks (the “Merger”) with Texas Networks being the surviving entity resulting from the Merger and shall continuing to exist and being governed by the laws of the State of Texas under the corporate name “Ondas Networks Inc.” (“Ondas Networks”). On August 31, 2025, we acquired Apeiro Motion Ltd. (“Apeiro”), an Israeli-based developer of advanced ground robotics, fiber optic communications systems and mission-critical automation technologies. On September 10, 2025, the Company formed Ondas Capital Inc. (“Ondas Capital”), a Nevada corporation, as an intermediate holding company focused on combining advisory services and strategic investment management services to accelerate the rapid scaling and global deployment of unmanned and autonomous systems to Allied defense and security markets.

As a result, Ondas Networks, Ondas Capital, OAS, American Robotics, Airobotics and Apeiro became our subsidiaries. Ondas’ corporate headquarters are located in Boston, Massachusetts. Ondas Networks has offices and facilities in Sunnyvale, California, American Robotics’ offices and facilities are located in Sparks, Maryland, Airobotics’ offices and facilities are located in Petah Tikva, Israel, and Apeiro offices and facilities are located in Kokhav Yaʼir, Israel.

Business Activity

Ondas is a leading provider of private wireless, drone, and automated data solutions through its subsidiaries Ondas Networks, Ondas Capital, OAS, Airobotics, Apeiro, and American Robotics. Ondas Networks provides wireless connectivity solutions. OAS provides autonomous aerial, ground robotics, and automated data solutions through its subsidiaries Airobotics, Apeiro and American Robotics. Ondas Networks and OAS together provide users in defense, homeland security, and critical infrastructure markets with improved connectivity and data collection and information processing capabilities. We operate Ondas Networks and OAS as separate business segments, and the following is a discussion of each segment.

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

Ondas Autonomous Systems (OAS)

Our OAS business unit develops, integrates, and deploys multi-domain autonomous solutions spanning air, ground, and communication systems for high-performance applications in defense, homeland security, and industrial markets. OAS delivers a unified technology ecosystem that combines autonomous drones, ground robotics, and secure tethered communications to enhance operational intelligence, safety, and resilience across mission-critical environments.

OAS’ portfolio includes the Optimus System™, a fully autonomous drone platform designed for persistent aerial intelligence, surveillance, and reconnaissance (ISR), and the Iron Drone Raider™, a fully autonomous interceptor drone engineered to detect, track, and neutralize small hostile drones. Complementing these aerial platforms, Apeiro’s advanced ground robots and fiber-spool communication systems extend mission reach, enabling autonomous and resilient operations across complex terrain, underground environments, and communications-denied areas.

Our multi-domain autonomy architecture serves customers across defense, homeland security, public safety, and critical industrial sectors, including smart cities, airports, seaports, oil and gas, mining, heavy construction, data centers, and semiconductor manufacturing. OAS solutions are built for persistent operations in the most demanding conditions — urban areas, sensitive facilities, and remote field deployments — providing unmatched situational awareness, security, and operational continuity.

In addition to our core platforms, OAS provides a wide suite of enabling services to ensure successful deployment and sustainment, including AI-driven data analytics, automation and IT integration, safety and regulatory certification, training, and lifecycle maintenance. These capabilities empower customers to fully harness the benefits of autonomous technology while ensuring compliance and operational safety.

OAS and its portfolio companies — American Robotics, Airobotics, and Apeiro — represent a powerful and synergistic combination of aerospace, robotics, and data technologies. Together, they deliver a comprehensive end-to-end platform that addresses every phase of the product lifecycle, from research and development through manufacturing, certification, and field sustainment.

OAS has achieved multiple industry-leading milestones, including the FAA Type Certification of the Optimus 1-EX UAV on September 25, 2023 — the first autonomous security data-capture UAV to receive this distinction. This certification, the highest echelon of FAA airworthiness recognition, enables broad beyond-visual-line-of-sight (BVLOS) operations over people and infrastructure and validates the system’s safety and reliability within the U.S. National Airspace System (NAS).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2024 Form 10-K and are updated, as necessary, in this Form 10-Q. The December 31, 2024 consolidated balance sheet data presented for comparative purposes was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the nine months ended September 30, 2025, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and our subsidiaries, Ondas Networks, Ondas Capital, OAS, American Robotics, Apeiro and Airobotics. All inter-company accounts and transactions between these entities have been eliminated in these unaudited Condensed Consolidated Financial Statements. The functional currency of the Company and all of our subsidiaries is the U.S. dollar.

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

Use of Estimates

The process of preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements. Such management estimates include those relating to allocation of consideration for business combinations to identifiable tangible and intangible assets, revenue recognition, allowance for credit losses, inventory write-downs to reflect net realizable value, assumptions used in the valuation of stock-based awards and valuation allowances against deferred tax assets. Actual results could differ from those estimates.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2025 and December 31, 2024, we had no cash equivalents. Restricted cash includes cash that is not readily available for use in the Company’s operating activities. At September 30, 2025, $398,841 of our restricted cash balance relates to minimum cash reserves required to be maintained to cover bank guarantees issued related to new customer orders at OAS. The bank guarantees are valid through June 30, 2026, unless earlier canceled. At September 30, 2025, $123,695 of our restricted cash balance relates to minimum cash reserves required to be maintained to cover bank guarantees issued related to operating leases at OAS and are valid through the respective lease terms. The remaining restricted cash balance at September 30, 2025 and at December 31, 2024, is attributable to minimum cash reserve requirements for Apeiro and Airobotics’ credit cards. The Company periodically monitors its positions with, and the credit quality of, the financial institutions with which it invests. Periodically, throughout the nine months ended, and as of September 30, 2025, the Company has maintained balances in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits. As of September 30, 2025, the Company was $431,090,868 in excess of FDIC insured limits.

Accounts Receivable

Accounts receivable are stated at a gross invoice amount less an allowance for credit losses as well as net of any discounts or other forms of variable consideration. We estimate allowance for credit losses by evaluating specific accounts where information indicates our customers may have an inability to meet financial obligations, such as customer payment history, credit worthiness and receivable amounts outstanding for an extended period beyond contractual terms. We use assumptions and judgment, based on the best available facts and circumstances, to record an allowance to reduce the receivable to the amount expected to be collected. These allowances are evaluated and adjusted as additional information is received. We had an allowance for credit losses as of September 30, 2025 and December 31, 2024 of $6,279 and $0, respectively. During the three and nine months ended September 30, 2025 and 2024, we recognized $0 of expense related to credit losses.

As of September 30, 2025, the Company had $597,000 of trade receivables pledged under a factoring arrangement. The proceeds received of $537,416 are recorded as a liability for factored receivables within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The factor has recourse to the Company for uncollected amounts. The borrowings bear interest at approximately 4% and mature within 30 days of the transfer. The borrowing was repaid in October 2025.

Investments in marketable equity securities

The Company’s investments in marketable equity securities are measured at fair value at each reporting date, with unrealized gains and losses recognized in Other income (expense), net in the Company’s unaudited Condensed Consolidated Statements of Operations. Realized gains and losses on sales of marketable equity securities are determined using the specific identification method and are included in Other income (expense), net in the Company’s unaudited Condensed Consolidated Statements of Operations. Dividend income is recognized on the ex-dividend date.

Inventory

Inventories, which consist solely of raw materials, work in process and finished goods, are stated at the lower of cost (first-in, first-out) or net realizable value, net of reserves for obsolete inventory. We continually analyze our slow-moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. As of September 30, 2025 and December 31, 2024 such reserves were $221,044.

Inventory consists of the following:

	September 30, 2025	December 31, 2024
Raw Material	$6,025,644	$4,354,121
Work in Process	1,765,494	306,016
Finished Goods	4,952,905	5,382,599
Less Inventory Reserves	(221,044)	(221,044)
Total Inventory, net	$12,522,999	$9,821,692

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

Impairment of Long-Lived Assets

Long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. There was no impairment of long-lived assets for the three and nine months ended September 30, 2025 and 2024, respectively.

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

The Company had no Level 3 assets that are required to be valued at fair value as of December 31, 2024. The Company had Level 3 assets that are required to be valued at fair value as of September 30, 2025. The fair value of the Company’s investment in warrants in a publicly traded company was determined using a Black-Scholes Model. For the nine months ended September 30, 2025, the key assumptions used in the Black-Scholes Model are as follows:

Nine Months Ended September 30, 2025
Stock price	$7.02
Risk-free interest rate	3.61%
Expected volatility	96.85%
Remaining contractual life in years	2.89
Dividend yield	0.00%

 The following table provides a reconciliation of the beginning and ending balances for the Level 3 warrant assets measured at fair value using significant unobservable inputs:

Warrants
Balance as of December 31, 2024	$-
Warrants purchased, adjusted to fair value	705,862
Net gain on change in fair value	1,547,701
Balance as of September 30, 2025	$2,253,563

The Company had Level 3 liabilities that are required to be valued at fair value as of September 30, 2025 and December 31, 2024. The fair value of the government grant liability is determined as the sum of 3% royalty payments on forecasted future sales, discounted using the effective interest method. As of September 30, 2025 and December 31, 2024, the Company made the following assumptions: (i) royalty payments will be made on future sales through 2027, and (ii) the effective interest rate is a range of 17-19%. The following table provides a reconciliation of the beginning and ending balances for the Level 3 government grant liability measured at fair value using significant unobservable inputs:

Government Grant Liability
Balance as of December 31, 2024	$2,557,182
Repayment on liability	(148,950)
Government grant proceeds received, adjusted to fair value	208,383
Net loss on change in fair value of liability	354,560
Balance as of September 30, 2025	$2,971,175

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

Redeemable Noncontrolling Interests

In 2023 and 2024, Ondas Networks Inc. entered into multiple agreements with a third party for the sale of redeemable preferred stock in Ondas Networks (see Note 12 – Redeemable Noncontrolling Interest). The preferred stock accrues dividends at the rate per annum of eight percent (8%) of the original issue price and can be redeemed at the request of the Holder at any time after the fifth anniversary as follows:

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

Advertising and Promotional Expenses

We expense advertising and promotional costs as incurred. We recognized expense of $102,917 and $19,542 for the three months ended September 30, 2025 and 2024, respectively, and expense of $210,906 and $61,303 for the nine months ended September 30, 2025 and 2024, respectively. These costs are included in Sales and marketing on the accompanying Condensed Consolidated Statements of Operations.

Post-Retirement Benefits:

We have one 401(k) Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this 401(k) Plan, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. We recognized expense of $95,842 and $56,325 for the three months ended September 30, 2025 and 2024, respectively, and $215,013 and $199,811 for the nine months ended September 30, 2025 and 2024, respectively.

Apeiro and Airobotics’ post-employment benefits are usually funded by deposits with insurance companies and are classified as defined deposit plans or defined benefit plans. Apeiro and Airobotics’ have defined deposit plans, in accordance with Section 14 of Severance Compensation Israeli Law, 1963, according to which Apeiro and Airobotics regularly makes its payments without having a legal or implied obligation to make additional payments even if the fund has not accumulated sufficient amounts to pay all employee benefits, in the current period and in previous periods. Deposits to a defined benefit plan for severance pay or benefits, are recognized as an expense when deposited with the plan in parallel with receiving work services from the employee. All of Apeiro and Airobotics’ employees in Israel are subject to Section 14 of Severance Compensation Israeli Law. We recognized expense of $388,191 and $211,392 for the three months ended September 30, 2025 and 2024, respectively, and $955,004 and $583,890 for the nine months ended September 30, 2025 and 2024, respectively, related to these post-employment benefits.

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

Contract Modification

Contracts that are modified to account for changes in contract specifications and requirements are assessed to determine if the modification either creates new or changes the existing enforceable rights and obligations. Generally, contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. For the nine months ended September 30, 2025, and 2024, there were no modifications to contract specifications.

Disaggregation of Revenue

The following tables present our disaggregated revenues by type of revenue, timing of revenue, and revenue by country:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Type of Revenue:
Product revenue	$5,444,398	$150,668	$12,273,391	$175,426
Service and subscription revenue	4,591,346	887,747	7,896,114	1,495,887
Development revenue	62,566	442,377	450,375	1,392,339
Total revenue	$10,098,310	$1,480,792	$20,619,880	$3,063,652

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Timing of Revenue:
Revenue recognized point in time	$9,446,562	$881,004	$19,451,210	$1,172,969
Revenue recognized over time	651,748	599,788	1,168,670	1,890,683
Total revenue	$10,098,310	$1,480,792	$20,619,880	$3,063,652

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Geographic Region of Revenue, based on location services were provided or product was shipped to:
United States	$172,594	$567,838	$528,047	$1,319,585
United Arab Emirates	551,476	346,438	3,808,291	598,525
Europe	2,832	45,323	3,114,220	311,206
Israel	9,358,317	521,193	13,105,159	824,336
India	13,091	-	64,163	10,000
Total revenue	$10,098,310	$1,480,792	$20,619,880	$3,063,652

Contract Assets and Liabilities

We recognize a receivable or contract asset when we perform a service or transfer a good in advance of receiving consideration. A receivable is recorded when our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. A contract asset is recorded when we have recognized revenue over time in accordance with meeting our performance obligation but are unable to invoice the customer yet based on the contractual invoicing terms. The contract asset is reclassified to a receivable when the right to consideration becomes unconditional. Contract assets are recorded at gross revenue recognized less an allowance for credit losses (see Accounts Receivable above). The table below details the activity in our contract assets during the nine months ended September 30, 2025 and the year ended December 31, 2024. Contract assets are included in Other current assets on the Condensed Consolidated Balance Sheets.

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Balance at beginning of period	$205,911	$819,107
Contract assets recognized	5,551,023	322,888
Reclassification to Accounts receivable, net	(2,019,527)	(936,084)
Balance at end of period	$3,737,407	$205,911

We recognize a contract liability (deferred revenue) when we receive consideration from a customer, or if we have the unconditional right to consideration (i.e., a receivable), prior to satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. The table below details the activity in our contract liabilities during the nine months ended September 30, 2025 and the year ended December 31, 2024.

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Balance at beginning of period	$329,025	$276,944
Additions	7,987,855	1,596,155
Transfer to revenue	(6,219,032)	(1,439,074)
Transfer to general and administrative expense	-	(105,000)
Balance at end of period	$2,097,848	$329,025

Revenue recognized during the nine months ended September 30, 2025 and 2024 that was included in the contract liability opening balance was $21,056 and $159,400, respectively.

Warranty Reserve

For our software and hardware products, we provide a limited one-year assurance-type warranty and for our development service, we provide no warranties. The assurance-type warranty covers defects in material and workmanship only. If a software or hardware component is determined to be defective after being tested by the Company within the one-year, the Company will repair, replace or refund the price of the covered hardware and/or software to the customer (not including any shipping, handling, delivery or installation charges). We estimate, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance-type warranties and has determined that the estimated outstanding warranty obligation on September 30, 2025 and December 31, 2024 are immaterial to the Company’s unaudited Condensed Consolidated Financial Statements.

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

Lease Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Components of total lease costs:
Operating lease expense	$324,411	$263,714	$886,935	$803,026
Common area maintenance expense	118,071	106,013	265,372	401,296
Short-term lease costs (1)	35,920	152,504	73,328	719,826
Total lease costs	$478,402	$522,231	$1,225,635	$1,924,148

(1)	Represents short-term leases with an initial term of 12 months or less, which are immaterial.

Lease Positions as of September 30, 2025 and December 31, 2024

ROU lease assets and lease liabilities for our operating leases were recorded in the unaudited condensed consolidated balance sheet as follows:

	September 30, 2025	December 31, 2024
Assets:
Operating lease assets	$4,534,577	$3,921,995
Total lease assets	$4,534,577	$3,921,995

Liabilities:
Operating lease liabilities, current	$1,635,116	$1,121,565
Operating lease liabilities, net of current	5,011,647	4,961,967
Total lease liabilities	$6,646,763	$6,083,532

Other Leases Information

	Nine Months Ended September 30,
	2025	2024
Operating cash flows for operating leases	$1,414,064	$684,668

Weighted average remaining lease term (in years) – operating lease	3.51	4.72
Weighted average discount rate – operating lease	8.82%	9.93%

Undiscounted Leases Cash Flows

Future lease payments included in the measurement of lease liabilities on the unaudited condensed consolidated balance sheet as of September 30, 2025, for the following five years and thereafter are as follows:

Years ending December 31, (1)
2025 (3 months)	$528,658
2026	2,107,943
2027	2,020,884
2028	2,041,808
2029	1,099,753
Total future minimum lease payments	$7,799,046
Less imputed interest	(1,152,283)
Total	$6,646,763

(1)	Remaining non-cancellable sublease proceeds for the years ending December 31, 2025, 2026 - 2028, and 2029 of $123,750, $495,000, and $144,375, respectively, are not included in the table above.

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

The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the numerator may have to adjust for any dividends and income or loss associated with potentially dilutive securities that are assumed to have resulted in the issuance of shares of Common Stock, and the denominator may have to adjust to include the number of additional shares of Common Stock that would have been outstanding if the dilutive potential shares of Common Stock had been issued during the period to reflect the potential dilution that could occur from shares of Common Stock issuable through stock options, warrants, restricted stock units, or convertible preferred stock. For purposes of determining diluted earnings per common share, the treasury stock method is used for stock options, warrants, and restricted stock units, and the if-converted method is used for convertible preferred stock as prescribed in ASC Topic 260. Because of the net loss for the nine months ended September 30, 2025 and 2024, the impact of including this in our computation of diluted net loss per share was anti-dilutive.

The following potentially dilutive securities for the three and nine months ended September 30, 2025 and 2024 have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	Three and Nine Months Ended September 30,
	2025	2024
Warrants to purchase Common Stock	2,603,120	26,490,210
Options to purchase Common Stock	17,360,603	4,687,865
Potential shares issuable under 2022 Convertible Promissory Notes	-	56,958,660
Potential shares issuable under 2023 Additional Notes	-	29,787,651
Restricted stock units	4,864,101	118,419
Total potentially dilutive securities	24,827,824	118,042,805

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and accounts receivable. Cash is deposited with a limited number of financial institutions. The balances held at any one financial institution may be in excess of FDIC insurance limits. As of September 30, 2025, the Company was $431,090,868 in excess of FDIC insured limits.

Credit is extended to customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintain an allowance for credit losses.

Concentration of Customers

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue. Revenue from significant customers, those representing 10% or more of total revenue, was composed of one customer accounting for 90% of the Company’s revenue for the three-month period ended September 30, 2025. Revenue from significant customers was composed of three customers accounting for 59%, 18% and 15% of the Company’s revenue for the nine-month period ended September 30, 2025, respectively. Revenue was composed of three customers accounting for 30%, 27% and 23% of the Company’s revenue for the three-month period ended September 30, 2024, respectively. Revenue from significant customers was composed of four customers accounting for 45%, 19%, 13% and 12% of the Company’s revenue for the nine-month period ended September 30, 2024, respectively.

Accounts receivable from significant customers, those representing 10% or more of the total accounts receivable, were composed of two customers accounting for 67%, and 11%, respectively, of the Company’s accounts receivable balance as of September 30, 2025. Two customers accounted for 78% and 10%, respectively, of the Company’s accounts receivable balance as of December 31, 2024.

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

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures”, which requires companies to provide disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The new requirements will be effective for public business entities for annual periods beginning after December 15, 2024. The Company is currently assessing the impact of adopting this standard on the Company’s unaudited Condensed Consolidated Financial Statements.

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

NOTE 3 – INVESTMENTS IN MARKETABLE EQUITY SECURITIES

Investments in marketable equity securities consist of publicly traded common stock and warrants exercisable for publicly traded common stock. Our investments in marketable equity securities are concentrated in three publicly traded companies, representing 32%, 32%, and 36% of total investments in equity securities as of September 30, 2025. As of September 30, 2025, our beneficial ownership in each of the three publicly traded companies is less than 5%. The Company classifies its warrants within Level 3 in the fair value hierarchy because it uses unobservable inputs related to volatility to determine fair value. There were no transfers between Level 1 and Level 3 during the nine months ended September 30, 2025. The following table summarize the Company’s investments in marketable equity securities:

	As of September 30, 2025
	Fair Value Hierarchy	Cost Basis	Gross Unrealized Gains	Fair Value
Publicly traded stock	Level 1	$10,294,137	$5,345,576	$15,639,713
Warrants exercisable for publicly traded stock	Level 3	705,862	1,547,701	2,253,563
Total		$10,999,999	$6,893,277	$17,893,276

The Company’s investment in warrants exercisable for publicly traded stock allow us to purchase up to 500,000 shares of publicly traded common stock at an exercise price of $6.00 per share. The warrants are exercisable in whole or in part until August 20, 2028.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2025	December 31, 2024
Prepaid insurance	$562,755	$871,856
Prepaid income tax	384,979	-
Dividend income receivable	989,161	-
Advance to vendors	1,656,328	1,001,818
Contract asset	3,737,407	205,911
VAT input credit	570,184	52,375
Prepaid software subscriptions	470,681	85,441
Other prepaid expenses and current assets	554,541	258,955
Total other current assets	$8,926,036	$2,476,356

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2025	December 31, 2024
Vehicles	$149,916	$149,916
Computer equipment	828,850	464,661
Furniture and fixtures	422,520	336,682
Leasehold improvements	3,784,374	3,612,176
Development equipment	456,686	456,686
Drones and base stations	1,012,946	1,012,946
Machinery and equipment	166,258	67,821
Total property and equipment	6,821,550	6,100,888
Less: accumulated depreciation	(4,226,051)	(3,514,197)
Net property and equipment	$2,595,499	$2,586,691

Depreciation expense for the three months ended September 30, 2025 and 2024 was $195,954 and $190,332, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $565,643 and $424,637, respectively. For the three and nine months ended September 30, 2025, the Company recognized no gain or loss on disposal of property and equipment. For the three and nine months ended September 30, 2024, the Company recognized no gain or loss on disposal of property and equipment and a loss on disposal of Computer equipment of $1,578, respectively. Gain or loss on disposal of property and equipment is included in Other income (expense), net in the Company’s unaudited Condensed Consolidated Statements of Operations. As of September 30, 2025, there was $900,830 of net property and equipment located in Israel.

NOTE 6 – GOODWILL AND BUSINESS ACQUISITION

We account for acquisitions in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”), and goodwill in accordance with ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”). The excess of the purchase price over the estimated fair value of net assets acquired in a business combination is recorded as goodwill.

Apeiro Transaction

On August 31, 2025, the Company completed the acquisition of Apeiro, pursuant to the Share Purchase Agreement (the “Apeiro Acquisition Agreement”), by and among the Company, Apeiro, and the Apeiro shareholders. Pursuant to the Apeiro Acquisition Agreement, the Company acquired 100% of the issued and outstanding share capital of Apeiro.

The following table summarizes the consideration paid for Apeiro and the preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

Purchase price consideration:
Cash	$12,024,896

Estimated fair value of assets acquired:
Cash and cash equivalents and restricted cash	$5,535,975
Certificates of deposit	907,229
Other current assets	644,854
Property and equipment	78,494
Intangible assets	3,982,000
Total estimated fair value of assets acquired	11,148,552

Estimated fair value of liabilities assumed:
Accounts payable	1,534,122
Customer Prepayments	3,108,382
Other payables	624,326
Deferred tax liability	878,839
Total estimated fair value of liabilities assumed	6,145,669

Net Assets Acquired	$5,002,883

Goodwill	$7,022,013

The intangible assets acquired include the developed technology (see Note 7 – Intangible Assets). The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in fair values of property, plant and equipment, (2) changes in valuation of intangible assets such as developed technology, as well as goodwill and (3) other changes to assets and liabilities.

Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes.

Our results for the nine months ended September 30, 2025 include results from Apeiro between September 1, 2025 and September 30, 2025. The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of Apeiro had occurred on January 1, 2024. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred on January 1, 2024 or what the Company’s operating results will be in future periods.

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue, net	$11,495,560	$2,449,292	$26,208,880	$5,969,152
Net loss attributable to common stockholders	$(8,803,649)	$(10,678,382)	$(36,229,446)	$(30,918,420)
Net loss per share – basic and diluted	$(0.03)	$(0.15)	$(0.21)	$(0.46)

Goodwill

The Company has recognized goodwill primarily as part of the American Robotics acquisition in 2021, the Airobotics acquisition in 2023, and the Apeiro acquisition in August 2025. In December 2024, the Company bypassed the qualitative analysis and proceeded directly to a quantitative analysis. The Company engaged a third-party service provider to carry out a valuation of the OAS reporting unit. Using a discounted cash flow model and market approach model with updated forecasts for revenue and cash flows, it was determined that the fair value of the OAS reporting unit was higher than the carrying value as of December 31, 2024 and no impairment was necessary.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2025 are as follows:

OAS
Balance as of January 1, 2024 and 2025	$27,751,921
Goodwill acquired	7,022,013
Balance as of September 30, 2025	$34,773,934

NOTE 7 – INTANGIBLE ASSETS

The components of intangible assets, all of which are finite lived, were as follows:

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life

Patents	$185,940	$(76,704)	$109,236	$165,106	$(58,808)	$106,298	10
Patents in process	112,087	-	112,087	103,813	-	103,813	N/A
Licenses	241,909	(132,192)	109,717	241,909	(114,048)	127,861	10
Software	332,165	(235,523)	96,642	271,852	(208,699)	63,153	3
Trademarks	3,230,000	(1,341,469)	1,888,531	3,230,000	(1,099,226)	2,130,774	10
FAA waiver	5,930,000	(2,462,821)	3,467,179	5,930,000	(2,018,084)	3,911,916	10
Developed technology	31,959,331	(10,796,542)	21,162,789	27,977,331	(8,564,502)	19,412,829	3 - 10
Non-compete agreements	840,000	(840,000)	-	840,000	(840,000)	-	1
Marketing-related assets	890,000	(238,290)	651,710	890,000	(171,540)	718,460	10
Customer relationships	1,084,670	(562,280)	522,390	1,010,000	(407,047)	602,953	5
	$44,806,102	(16,685,821)	28,120,281	$40,660,011	$(13,481,954)	$27,178,057

Amortization expense for the three months ended September 30, 2025 and 2024 was $1,086,692 and $1,056,141, respectively. Amortization expense for the nine months ended September 30, 2025 and 2024 was $3,203,867 and $3,161,729, respectively.

Estimated amortization expense for the next five years for the intangible assets currently being amortized is as follows:

Year Ending December 31,	Estimated Amortization
2025 (3 months)	$1,166,740
2026	4,619,177
2027	4,608,009
2028	4,318,574
2029	4,270,960
Thereafter	9,136,821
Total	$28,120,281

NOTE 8 – LONG-TERM EQUITY INVESTMENT

On August 12, 2025, the Company purchased a non-controlling interest in Rift Dynamics AS (“Rift”), a Norway-based defense technology company specializing in affordable, mass-producible combat drone systems, for the aggregate price of $587,250 representing approximately 10% ownership in Rift at the time of the investment.

This long-term equity investment consists of an equity investment in a private company through common stock that is accounted for at cost, with adjustments for observable changes in prices or impairments, and is classified as long-term equity investment on our Condensed Consolidated Balance Sheets with adjustments recognized in Other (expense) income, net on our unaudited Condensed Consolidated Statements of Operations. The Company has determined that the equity investment does not have a readily determinable fair value and elected the measurement alternative. Therefore, the equity investment’s carrying amount will be adjusted to fair value at the time of the next observable price change for the identical or similar investment of the same issuer or when an impairment is recognized. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investment is impaired. The assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. If the investment is impaired, the Company writes it down to its estimated fair value. As of September 30, 2025 the long-term equity investment had a carrying value of $587,250.

NOTE 9 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30, 2025	December 31, 2024
Accrued payroll and other benefits	$3,607,229	$1,907,175
D&O insurance financing payable	61,586	326,716
Accrued professional fees	631,638	191,152
VAT payable	324,890	385,279
Accrued interest	711,873	1,673,627
Accrued purchases	639,362	82,841
Accrued income tax	549,493	-
Liability for factored receivables	537,416	-
Other accrued expenses and payables	305,408	152,424
Total accrued expenses and other current liabilities	$7,368,895	$4,719,214

NOTE 10 – NOTES PAYABLE

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

As of September 30, 2025 and December 31, 2024, the total outstanding balance of the 2017 Convertible Promissory Note was $300,000. The maturity date of the 2017 Convertible Promissory Note is based on the payment of 0.6% of quarterly gross revenue until 1.5 times the amount of the 2017 Convertible Promissory Note is paid. Accrued interest on September 30, 2025, and December 31, 2024 was $23,171 and $20,041, respectively. Interest expense for the three and nine months ended September 30, 2025 and 2024 was $7,500 and $11,250, respectively.

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

The 2022 Convertible Exchange Notes bear interest at the rate of 3% per annum. The 2022 Convertible Exchange Notes are payable in monthly installments beginning on November 1, 2022 through the maturity date of April 28, 2025 (each such date, an “Installment Date”). On each Installment Date, we will make monthly payments by converting the applicable “Installment Amount” (as defined below) into shares of our Common Stock (an “Installment Conversion”), subject to satisfaction of certain equity conditions, including a minimum $1.50 share price, $500,000 minimum daily volume, and maintaining continued Nasdaq listing requirements among other conditions. If these conditions are not met, installments can be requested in cash. For the nine months ended September 30, 2025 and 2024, we made no cash payments, and we issued 8,956,644 and 340,855 common shares as a result of Installment Conversion, respectively. At each Installment Date the note holder may defer some or all of the amount due until the subsequent Installment Date. In between Installment Dates, the note holder also has the option to accelerate certain portions of principal due. At each Installment Date the price used to exchange outstanding notes into Common Stock is based on the lower of (A) 92% of the lowest VWAP of the respective previous five trading days; and (B) the Floor Price ($0.32 as of December 31, 2024). The maximum conversion price is $1.50 per share.

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

As of September 30, 2025, the 2022 Convertible Promissory Notes have been repaid in full, and the remaining unamortized debt discount and issuance costs of $33,863 was taken to additional paid in capital.

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

The 2023 Additional Notes bear interest at the rate of 3% per annum. The 2023 Additional Notes are payable in monthly installments beginning on August 1, 2023 through the maturity date of July 24, 2025 (each such date, an “2023 Installment Date”). On each 2023 Installment Date, we will make monthly payments by converting the applicable 2023 Installment Amount (as defined above under the 2022 Convertible Exchange Notes) into shares of our Common Stock (a “2023 Installment Conversion”), subject to satisfaction of certain equity conditions, including a minimum $1.50 share price, $500,000 minimum daily volume, and maintaining continued Nasdaq listing requirements among other conditions. If these conditions are not met, installments can be requested in cash. For the nine months ended September 30, 2025, we made no cash payments, and we issued 15,636,297 common shares as a result of Installment Conversion. For the nine months ended September 30, 2024, we made no cash payments and issued no common shares as a result of the note holder deferring all 2023 Installment Conversions. At each Installment Date the note holder may defer some or all of the amount due until the subsequent Installment Date. In between Installment Dates, the note holder also has the option to accelerate certain portions of principal due. At each Installment Date the price used to exchange outstanding notes into Common Stock is based on the greater of (x) the Floor Price ($0.40 as of December 31, 2024) and (y) 92% of the lowest VWAP of the prospective five trading days. The maximum conversion price is $1.45 per share.

As of September 30, 2025, the 2023 Additional Notes have been repaid in full, and the remaining unamortized debt discount and issuance costs of $174,415 was taken to additional paid in capital.

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

The 2024 Additional Notes bear interest at the rate of 3% per annum. The 2024 Additional Notes are payable in monthly installments beginning on January 1, 2025, through the maturity date of December 3, 17, and 31, 2026, respectively, (each such date, an “2024 Installment Date”). On each 2024 Installment Date, we will make monthly payments by converting the applicable 2024 Installment Amount (as defined above under the 2022 Convertible Exchange Notes) into shares of our Common Stock (an “2024 Installment Conversion”), subject to satisfaction of certain equity conditions, including a minimum $1.50 share price, $500,000 minimum daily volume, and maintaining continued Nasdaq listing requirements among other conditions. If these conditions are not met, installments can be requested in cash. At each 2024 Installment Date the note holder may defer some or all of the amount due until the subsequent 2024 Installment Date. In between 2024 Installment Dates, the note holder also has the option to accelerate certain portions of principal due. At each 2024 Installment Date the price used to exchange outstanding notes into Common Stock is based on the greater of (x) the Floor Price ($0.17, $0.20, and $0.50, respectively, as of December 31, 2024) and (y) 92% of the lowest VWAP of the prospective five trading days. The maximum conversion price is $0.80, $0.88, and $1.60 per share, respectively. For the nine months ended September 30, 2025, we made no cash payments, and we issued 42,313,703 common shares as a result of Installment Conversion. As of September 30, 2025, the December 3, 2024 note with original principal amount of $4.1 million and the December 31, 2024 note with original principal amount of $18.9 million were repaid in full, and the remaining unamortized debt discount and issuance costs of $2,030,073 was taken to additional paid in capital.

As of September 30, 2025, the 2024 Additional Notes have been repaid in full, and the remaining unamortized debt discount and issuance costs of $755,201 was taken to additional paid in capital.

As of December 31, 2024, the total outstanding principal on the 2022 Convertible Exchange Notes, 2023 Additional Notes, and 2024 Additional Notes was $44,617,229, net of unamortized debt discount of $4,746,547 and unamortized issuance costs of $1,801,013. Accrued interest as of September 30, 2025 and December 31, 2024 was $0 and $1,558,615, respectively, and is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

For the three months ended September 30, 2025, we recognized interest expense of $6,623 and amortization expense of $0 related to the debt discount and issuance costs for the 2024 Additional Notes. For the nine months ended September 30, 2025, we recognized interest expense of $495,014 and amortization expense of $3,554,007 related to the debt discount and issuance costs for the 2022 Convertible Exchange Notes, 2023 Additional Notes, and 2024 Additional Notes. For the three months ended September 30, 2024, we recognized interest expense of $229,125 and amortization expense of $400,358 related to the debt discount and issuance costs for the 2022 Convertible Exchange Notes and 2023 Additional Notes. For the nine months ended September 30, 2024, we recognized interest expense of $703,786 and amortization expense of $1,395,063 related to the debt discount and issuance costs for the 2022 Convertible Exchange Notes and 2023 Additional Notes. Interest expense and amortization expense of the debt discount and issuance costs are included in Interest expense on the unaudited Condensed Consolidated Statements of Operations.

Ondas Networks Convertible Notes

On July 8, 2024 and July 23, 2024, Charles & Potomac Capital, LLC, (“C&P”), an entity affiliated with Joseph Popolo, a former director of the Company, elected to purchase Convertible Notes in the aggregate original principal amount of $700,000 and $800,000, respectively, (the “July Networks Convertible Notes”). The July Networks Convertible Notes are convertible into shares of Common Stock of Ondas Networks, $0.00001 par value per share (the “Networks Common Stock”) or preferred stock of Networks, $0.00001 par value per share (“Networks Preferred Stock”) under certain conditions. The Company used the net proceeds for general corporate purposes, which includes funding capital expenditures and working capital. The July Networks Convertible Notes bear interest at the rate of 6% per annum.

On November 13, 2024, pursuant to the Securities Purchase Agreement, dated November 13, 2024, by and between Networks and a private investor group (the “November Networks SPA”), multiple investors elected to purchase Convertible Notes in the aggregate original principal amount of $2,069,017 (the “November Networks Convertible Notes”), of which $1,000,000 was purchased by C&P. The November Networks Convertible Notes are convertible into shares of Networks Common Stock or Networks Preferred Stock under certain conditions. The Company used the net proceeds for general corporate purposes, which includes funding capital expenditures and working capital.

On January 15, 2025, pursuant to the Securities Purchase Agreement, dated January 15, 2025, by and between Networks, the Company, and a private investor group (the “January Networks SPA,” together with the November Networks SPA, the “Networks SPA”), multiple investors elected to purchase Convertible Notes in the aggregate original principal amount of $2,930,983 (the “January 2025 Networks Convertible Notes,” together with the July Networks Convertible Notes and November Networks Convertible Notes, the “Ondas Networks Convertible Notes”), of which $2,000,000 is from the Company. The November Networks Convertible Notes and January 2025 Networks Convertible Notes will (i) bear an interest rate of 10% per annum, (ii) have an amended maturity date of December 31, 2025, (iii) be secured by all assets of Networks, provided however such secured obligation shall be subordinate to that certain secured note, dated September 3, 2024, by and between Networks and C&P, and (iv) at the option of C&P be convertible into equity securities of Networks upon the closing (a) a Corporate Transaction (as defined in the November Networks Convertible Notes and January 2025 Networks Convertible Notes) or (b) a subsequent offering of securities of Networks. The $2,000,000 in Convertible Notes held by the Company has been eliminated in the consolidated financials.

On November 13, 2024 and January 15, 2025, in connection with the November Networks Convertible Notes and January 2025 Networks Convertible Notes, respectively, Networks issued the investors warrants to purchase $2,069,017 and $2,930,983, respectively, in shares of Networks Preferred Stock at an exercise price of $20.65 per share, of which $2,000,000 is to the Company and has been eliminated in the consolidated financials. The number of warrants exercisable under the Networks SPA is calculated by $5,000,000 divided by the Conversion Price, which is the amount equal to the price per share of the most senior series of Networks Preferred Stock issued to investors in Networks’ next equity financing date, or if none, then $41.3104. The warrants are exercisable commencing November 13, 2024 through November 13, 2029 and January 15, 2025 through January 15, 2030, respectively. The Company engaged a third-party service provider to carry out an appraisal of the warrants, who ran a Black-Scholes Model to determine the fair value of the warrants as of November 13, 2024 and January 15, 2025, which was $1,220,498 and $549,154, respectively. The initial valuation was assigned to the November Networks Convertible Notes and January 2025 Networks Convertible Notes and the warrants based on their relative fair values, resulting in a total relative fair value of $1,113,063 for the warrants, which was recorded as debt discount.

In the event Ondas Networks consummates an additional equity financing prior to the maturity date, the principal balance and unpaid accrued interest on the Ondas Networks Convertible Notes will be convertible at the option of the Investor into conversion shares upon closing of the next round of equity financing.

On July 3, 2025, the Company amended the Ondas Networks Convertible Notes to extend the maturity date to December 31, 2025. The amendment was accounted for as a debt modification under ASC 470-50.

As of September 30, 2025, the total outstanding principal on the Ondas Networks Convertible Notes was $4,323,437, net of unamortized debt discount of $169,133 and unamortized issuance costs of $7,430. As of December 31, 2024, the total outstanding principal on the July Networks Convertible Notes and November Networks Convertible Notes was $2,873,625, net of unamortized debt discount of $650,843 and unamortized issuance costs of $44,549. Accrued interest as of September 30, 2025 and December 31, 2024 was $357,575 and $40,932, respectively, and is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. For the three months ended September 30, 2025, we recognized interest expense of $98,301, and amortization expense of $180,575 related to debt discount and issuance costs. For the nine months ended September 30, 2025, we recognized interest expense of $316,643 and amortization expense of $871,856 related to debt discount and issuance costs. For the three and nine months ended September 30, 2024, we recognized interest expense of $18,493 and amortization expense of $3,979 related to the issuance costs. The remaining unamortized debt discount and issuance costs will be amortized straight line over the extended term of the loan, as there was no material difference when compared to amortization via the effective interest method under ASC 835. Interest expense and amortization expense related to issuance costs are included in Interest expense on the unaudited Condensed Consolidated Statements of Operations.

OAS Convertible Notes

In October and December 2024, multiple investors elected to purchase Convertible Notes in the aggregate original principal amount of $5,200,000, (the “OAS Convertible Notes”), of which $2,000,000 was purchased by C&P and $1,000,000 was purchased by Privet Ventures LLC, an entity affiliated with Eric Brock, Chairman and Chief Executive Officer of the Company and OAS. The OAS Convertible Notes are convertible into shares of OAS common stock, par value per share $0.0001, or OAS preferred stock under certain conditions. The Company currently intends to use the net proceeds for general corporate purposes, which includes funding capital expenditures and working capital. The OAS Convertible Notes bear interest at the rate of 5% per annum. On September 29, 2025, the Company amended the OAS Convertible Notes to extend the maturity date from September 30, 2025 to January 1, 2026. The amendment was accounted for as a debt modification under ASC 470-50.

In the event OAS consummates the next round of equity financing prior to the maturity date, the principal balance and unpaid accrued interest on the OAS Convertible Notes will be automatically converted into conversion shares upon closing of the next round of equity financing.

As of September 30, 2025, the total outstanding principal on the OAS Convertible Notes was $5,200,000, net of unamortized issuance costs of $0. As of December 31, 2024, the total outstanding principal on the OAS Convertible Notes was $5,162,570, net of unamortized issuance costs of $37,430. Accrued interest as of September 30, 2025 and December 31, 2024 was $228,753 and $36,973, respectively, and is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. For the three months ended September 30, 2025, we recognized interest expense of $64,110 and amortization expense of $12,908 related to the issuance costs. For the nine months ended September 30, 2025, we recognized interest expense of $191,781 and amortization expense of $37,430 related to the issuance costs. Interest expense and amortization expense related to issuance costs are included in Interest expense on the unaudited Condensed Consolidated Statements of Operations.

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

On September 3, 2024 and October 7, 2024, pursuant to the C&P Security Agreement, Networks issued C&P warrants to purchase $1,000,000 and $500,000, respectively, in shares of Networks Preferred Stock, at an exercise price of $20.65 per share. The number of warrants exercisable under the C&P Security Agreement is calculated by $1,500,000 divided by the Conversion Price, which is the amount equal to the price per share of the most senior series of Networks Preferred Stock issued to investors in Networks’ next equity financing date, or if none, then $41.3104. The warrants are exercisable commencing September 3, 2024 through September 3, 2029 and October 7, 2024 through October 7, 2029, respectively. The Company engaged a third-party service provider to carry out an appraisal of the warrants, who ran a Black-Scholes Model to determine the fair value of the warrants as of September 3, 2024 and October 7, 2024, which was $589,924 and $294,950, respectively. The initial valuation was assigned to the Networks Secured Note and the warrants based on their relative fair values, resulting in a total relative fair value of $556,554 for the warrants, which was recorded as debt discount.

As of September 30, 2025, the total outstanding principal on the Networks Secured Note was $1,500,000. As of December 31, 2024, the total outstanding principal on the Networks Secured Note was $1,273,215, net of unamortized debt discount of $201,136 and unamortized issuance costs of $25,649. Accrued interest as of September 30, 2025 and December 31, 2024 was $125,545 and $37,107, respectively, and is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. For the three months ended September 30, 2025, we recognized interest expense of $29,589 and amortization expense of $0 related to the debt discount and issuance costs. For the nine months ended September 30, 2025, we recognized interest expense of $88,438 and amortization expense of $226,784 related to the debt discount and issuance costs. Interest expense and amortization expense related to issuance costs are included in Interest expense on the unaudited Condensed Consolidated Statements of Operations.

Government Grant Liability

Airobotics has received grants from the Israel Innovation Authority (“IIA”) to finance its research and development programs in Israel, through which Airobotics received IIA participation payments in the aggregate amount of approximately $4.0 million through September 30, 2025. All of these are royalty-bearing grants. In return, Airobotics is committed to pay IIA royalties at a rate of 3% of future sales of the developed products, up to 100% of the amounts of grants received plus interest at LIBOR. Through September 30, 2025, approximately $880,000 in royalties have been paid to the IIA. The Company made royalty payments of $148,950 and $0 during the nine months ended September 30, 2025 and 2024, respectively.

The Company’s royalty liability to the IIA as of September 30, 2025 and December 31, 2024, including grants received by Airobotics and the associated LIBOR interest on all such grants, was $2,971,175 and $2,557,182, respectively. The increase (decrease) in fair value of the government grant liability, including LIBOR interest expense accrued, for the nine months ended September 30, 2025 and 2024 was $354,560 and $(462,710), respectively, which is included in Change in fair value of government grant liability on the unaudited Condensed Consolidated Statements of Operations.

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2025 and December 31, 2024, the Company had 400,000,000 and 300,000,000 shares of Common Stock authorized for issuance, respectively, of which 329,515,817 and 93,173,191 shares of our Common Stock were issued and outstanding, respectively.

Preferred Stock

As of September 30, 2025 and December 31, 2024, the Company had 10,000,000 shares of preferred stock, par value $0.0001, authorized, of which 5,000,000 shares are designated as Series A Convertible Preferred Stock (“Series A Preferred”) and 5,000,000 shares are non-designated (“blank check,” together with the Series A Preferred, the “Preferred Shares”) shares. As of September 30, 2025 and December 31, 2024, the Company had no preferred stock outstanding.

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

On September 9, 2025, the Company filed with the SEC an automatic shelf Registration Statement on Form S-3ASR (the “Form S-3ASR”) and was automatically effective upon filing on September 9, 2025, for shares of its Common Stock; shares of its preferred stock, which the Company may issue in one or more series or classes; debt securities, which the company may issue in one or more series; warrants to purchase its Common Stock, preferred stock or debt securities; and units.

Stock Issued for Convertible Debt

During the nine months ended September 30, 2025, the Company issued 73,857,218 shares of its Common Stock to the lenders in lieu of cash payments for $2,053,628 of interest and $51,164,790 of outstanding principal on the 2022 Convertible Exchange Notes, 2023 Additional Notes, and 2024 Additional Notes (See Note 10 – Notes Payable for further details).

During the nine months ended September 30, 2024, the Company issued 3,708,286 shares of its Common Stock to the lenders in lieu of cash payments for $4,375 of outstanding interest and $2,075,000 of outstanding principal on the 2022 Convertible Exchange Notes (See Note 10 – Notes Payable for further details).

June 2025 Public Offering

On June 9, 2025, the Company entered into an underwriting agreement (the “June 2025 Underwriting Agreement”) with Oppenheimer & Co. Inc., as sole underwriter (the “June Underwriter”), relating to the Company’s underwritten public offering (the “June 2025 Public Offering”) of 22,400,000 shares (the “June 2025 Firm Shares”) of its Common Stock and pre-funded warrants (the “June Pre-Funded Warrants”) to purchase up to 9,600,000 shares of Common Stock (the “June Pre-Funded Warrant Shares”). Pursuant to the June 2025 Underwriting Agreement, the Company also granted the Underwriter a 30-day option (the “June Option”) to purchase an additional 4,800,000 shares of Common Stock (the “June Option Shares,” and together with the June Firm Shares, the “June Shares”).

On June 10, 2025, the June Underwriter exercised the June Option in full. The June Shares and June Pre-Funded Warrants were offered, issued, and sold pursuant to a prospectus supplement and accompanying prospectus that form part of the New Form S-3.

On June 11, 2025, the Company closed the June 2025 Public Offering and issued the June Shares and June Pre-Funded Warrants. The public offering price for each June Share was $1.25 and the public offering price for each June Pre-Funded Warrant was $1.2499. The June Pre-Funded Warrants have an exercise price of $0.0001 per share, are immediately exercisable and will expire three years from the date of issuance. As of September 30, 2025, the June Pre-Funded Warrants have been exercised in full. The net proceeds to the Company were approximately $42,677,000 after deducting underwriting discounts and commissions and offering expenses payable by the Company.

The table below details the net proceeds of the June 2025 Public Offering.

Gross Proceeds:
Initial Closing	$39,999,040
Option Closing	6,000,000
45,999,040
Offering Costs:
Underwriting discounts and commissions	(2,500,000)
Other offering costs	(821,957)
Net Proceeds	$42,677,083

The Company will use the net proceeds of the June 2025 Public Offering for general corporate purposes, including funding capital expenditures and providing working capital.

August 2025 Public Offering

On August 13, 2025, the Company entered into an underwriting agreement (the “August 2025 Underwriting Agreement”) with Oppenheimer & Co. Inc., as representative of the several underwriters (the “August Underwriters”), relating to the Company’s underwritten public offering (the “August 2025 Public Offering”) of 46,160,000 shares (the “August Firm Shares”) of its Common Stock. Pursuant to the August 2025 Underwriting Agreement, the Company also granted the August Underwriters a 30-day option (the “August Option”) to purchase an additional 6,924,000 shares of Common Stock (the “August Option Shares,” and together with the August Firm Shares, the “August Shares”).

On August 14, 2025, the August Underwriters exercised the August Option in full, and the Company closed the August 2025 Public Offering and issued the August Shares. The August Shares were offered, issued, and sold pursuant to a prospectus supplement and accompanying prospectus that form part of the New Form S-3. The public offering price for each August Share was $3.25. The net proceeds to the Company from the August 2025 Public Offering are approximately $162,636,000, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

The table below details the net proceeds of the August 2025 Public Offering.

Gross Proceeds:
Initial Closing	$150,020,000
Option Closing	22,503,000
172,523,000
Offering Costs:
Underwriting discounts and commissions	(9,488,765)
Other offering costs	(398,025)
Net Proceeds	$162,636,210

The Company intends to use the net proceeds of the August 2025 Public Offering for working capital, general corporate purposes and potential strategic transactions, including acquisitions of businesses or assets, joint ventures or investments in businesses, products or technologies.

September 2025 Offering

On September 9, 2025, the Company entered into an underwriting agreement (the “September 2025 Underwriting Agreement”) with Oppenheimer & Co. Inc., as representative of the several underwriters (the “September Underwriters”), relating to the Company’s underwritten offering (the “September 2025 Offering”) of 40,000,000 shares (the “September Firm Shares”) of its Common Stock. Pursuant to the September 2025 Underwriting Agreement, the Company also granted the September Underwriters a 30-day option (the “September Option”) to purchase an additional 6,000,000 shares of Common Stock (the “September Option Shares,” and together with the September Firm Shares, the “September Shares”). On September 9, 2025, the Underwriters exercised the September Option in full.

On September 10, 2025, the Company closed the September 2025 Offering and issued the September Shares. The September Shares were offered, issued, and sold pursuant to a prospectus supplement and accompanying prospectus that form part of the Form S-3ASR. The offering price for each September Share was $5.00. The net proceeds to the Company from the September 2025 Offering are approximately $216,995,000, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

The table below details the net proceeds of the September 2025 Offering.

Gross Proceeds:
Initial Closing	$200,000,000
Option Closing	30,000,000
230,000,000
Offering Costs:
Underwriting discounts and commissions	(12,650,000)
Other offering costs	(354,595)
Net Proceeds	$216,995,405

The Company intends to use the net proceeds of the September 2025 Offering for corporate development and strategic growth, including acquisitions, joint ventures, and investments.

Sale of Common Stock in Ondas Holdings and Warrants to Purchase Common Stock of OAS

On February 26, 2024, the Company entered into a Securities Purchase Agreement (the “Ondas Agreement”) with certain purchasers named therein (the “Ondas Purchasers”) for the purchase and sale of (i) an aggregate of 3,616,071 shares (the “2024 Holdings Shares”) of Common Stock and (ii) warrants to purchase an aggregate of 3,616,071 shares of OAS’ common stock $0.0001 par value per share, at an exercise price of 80% of the lowest price of common stock of OAS issued in a subsequent financing of at least $10,000,000 to OAS, and exercisable commencing ninety days following the date of issuance through the fifth anniversary of the date of issuance (the “OAS Warrants,” and together with the 2024 Holdings Shares, the “Ondas Offering Securities”), for gross proceeds of $4,050,000 (the “2024 Ondas Offering”). The purchase price paid by the Ondas Purchasers for the 2024 Holdings Shares was $1.12 per share.

The Company engaged a third-party service provider to carry out an appraisal of the OAS Warrants, who ran a Monte Carlo simulation to determine the fair value of the OAS Warrants as of February 26, 2024, which is $1,561,532. The initial valuation was assigned to the 2024 Holdings Shares and the OAS Warrants based on their relative fair values, with the initial valuation of the 2024 Holdings Shares being $3,095,263 and OAS Warrants being $954,737. As of September 30, 2025, there were 2,946,428 OAS Warrants outstanding, with a weighted average remaining contractual life of 3.41 years.

Noncontrolling interest in OAS

On September 11, 2025, certain OAS warrant holders exercised their warrants for 669,643 common stock in OAS for exercise proceeds of $1,158,482, representing an ownership interest approximately 0.77% in OAS. The Company retained a controlling interest of approximately 99.23% in OAS. The transaction was accounted for as an equity transaction in accordance with ASC 810-10-45-23, with no gain or loss recognized in the unaudited Condensed Consolidated Statements of Operations. The Company attributed $12,639 of OAS’ Net Loss to the noncontrolling interest in OAS for the three and nine months ended September 30, 2025. As of September 30, 2025, the carrying value of the noncontrolling interest in OAS was $1,145,843.

Sale of Common Stock and Warrants in Ondas Holdings

On August 28, 2024, the Company entered into a Securities Purchase Agreement, (the “August 2024 Purchase Agreement”) with an institutional investor (the “August 2024 Investor”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the August 2024 Investor an aggregate of 5,333,334 shares of Common Stock (the “August 2024 Holdings Shares”), together with Series A warrants (“Series A Warrants”) to purchase up to 5,333,334 shares of Common Stock and Series B warrants (“Series B Warrants,” and together with the Series A Warrants, the “August 2024 Warrants”) to purchase up to 5,333,334 shares of Common Stock. The Series A Warrants have an exercise price of $0.8073 per share and are exercisable at any time from February 28, 2025 through March 1, 2027. The Series B Warrants have an exercise price of $0.8073 per share and are exercisable at any time from February 28, 2025 through February 28, 2030.

Each share of Common Stock and accompanying Series A Warrant and Series B Warrant were sold together at a combined offering price of $0.75, for gross proceeds of $4,000,000 before deducting the placement agent’s fees and related offering expenses, which totaled $555,060. The offering closed on August 30, 2024.

The Company used the Black-Scholes Model to determine the fair value of warrants to purchase Common Stock of the Company, which is $4,881,775. See the table below for the assumptions used in the Black-Scholes Model. The initial valuation was assigned to the August 2024 Holdings Shares and the August 2024 Warrants based on their relative fair values, with the initial valuation of the August 2024 Holdings Shares being $1,801,442 and August 2024 Warrants being $2,198,559.

Warrants to Purchase Preferred Stock of Networks

On September 3, 2024 and October 7, 2024, in connection with the Networks Secured Note, Networks issued C&P warrants to purchase $1,000,000 and $500,000, respectively, in shares of Networks Preferred Stock, at an exercise price of $20.65 per share. (See Note 10 – Notes Payable for further details).

On November 13, 2024 and January 15, 2025, in connection with the November Networks Convertible Notes and January 2025 Networks Convertible Notes, Networks issued the investors warrants to purchase $2,069,017 and $2,930,983, respectively, in shares of Networks Preferred Stock, at an exercise price of $20.65 per share, of which $2,000,000 is to the Company and has been eliminated in consolidation. (See Note 10 – Notes Payable for further details).

As of September 30, 2025, there were 157,339 warrants for shares of Networks Preferred Stock outstanding based on a Conversion Price of $41.3104, with a weighted average exercise price of $20.65 and a weighted average remaining contractual life of 4.17 years.

Warrants to Purchase Common Stock of Networks

On June 3, 2024, the Company issued warrants to purchase 15,391 shares of Networks Common Stock, at an exercise price of $2.75 per share, with a fair value of $303,052, in consideration of consulting services for the Company. The warrants vest over a one-year period. The Company engaged a third-party service provider to carry out a valuation of Networks Common Stock to determine its fair value as of May 31, 2024. The Company recorded stock-based compensation of $0 and $101,523 in General and administrative expense on the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025, respectively, based on the valuation. The Company recorded stock-based compensation of $65,776 and $150,768 in General and administrative expense on the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024, based on the valuation.

As of September 30, 2025, there were 15,391 fully vested warrants for shares Networks Common Stock outstanding, with a weighted average exercise price of $2.75 and a weighted average remaining contractual life of 3.68 years.

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

A summary of our Warrants activity for the nine months ended September 30, 2025 and related information follows:

	Number of Shares Under Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of January 1, 2025	26,490,110	$1.70	3.84
Granted	9,600,000	0.00
Exercised	(33,224,290)	0.63
Cancelled	(262,700)	7.01
Balance as of September 30, 2025	2,603,120	$5.30	5.26
Vested and exercisable as of September 30, 2025	2,576,567	$5.23	4.85

Total stock-based compensation expense for warrants for the three and nine months ended September 30, 2025 was $0 and $80,317, respectively, and is recorded in General and administrative expense on the unaudited Condensed Consolidated Statements of Operations. Total stock-based compensation expense for warrants for the three and nine months ended September 30, 2024 was $105,934 and $254,699, respectively, and is recorded in General and administrative expense on the unaudited Condensed Consolidated Statements of Operations.

Stock Options to Purchase Common Stock

The Company awards stock options to certain employees, directors, and consultants, which represent the right to purchase Common Stock on the date of exercise at a stated exercise price. Stock options granted to employees generally vest over a two to four-year period and are contingent on ongoing employment. Compensation expenses related to these awards is recognized straight-line over the applicable vesting period. Stock options granted to consultants are subject to the attainment of pre-established performance conditions. The actual number of shares subject to the award is determined at the end of the performance period and may range from zero to 100% of the target shares granted depending upon the terms of the award. Compensation expenses related to these awards is recognized when the performance conditions are satisfied.

On January 7, 2025, the Compensation Committee granted Ron Stern stock options to purchase an aggregate of 2,876,944 shares of Common Stock in connection with his Directorship Agreement. The options have an exercise price of $2.69, a term of 5 years and are contingent on ongoing employment. 1,918,059 options vest upon the earlier of: (a) on a quarterly basis over a two-year period following the grant date, or (b) the expiration of a 30-day period in which the average price per share of the Company in the applicable stock exchange is five dollars (or more) per share (the “Valuation Milestone”). 958,885 options vest upon the Valuation Milestone. The Company engaged a third-party service provider to carry out an appraisal of the options, who ran a Monte Carlo simulation to determine the fair value and the period over which the related expense shall be recognized as of January 7, 2025, which is $4,125,352, to be recognized straight-line through November 25, 2026. As of September 30, 2025, the Valuation Milestone was met, the stock options vested, and the Company recognized the remaining unrecognized compensation expense, which is included in compensation expenses.

Also in January 2025, the Compensation Committee granted an aggregate of 2,213,550 stock options to purchase shares of Common Stock to certain employees, with an exercise price range of $2.37 - $2.24 and a term of 10 years. The stock options vest over a range of two to three-year period and are contingent on ongoing employment. They are included in compensation expenses.

In May 2025, the Compensation Committee granted an aggregate of 8,111,450 stock options to purchase shares of Common Stock to certain employees, with an exercise price range of $0.77 - $0.86 and a term of 10 years. The stock options vest over a three-year period and are contingent on ongoing employment. They are included in compensation expenses.

On June 23, 2025, the Compensation Committee granted 100,000 stock options to purchase shares of Common Stock to a certain employee, with an exercise price of $1.58 and a term of 10 years. The stock options vest over a two-year period and are contingent on ongoing employment. They are included in compensation expenses.

 On July 8, 2025, the Compensation Committee granted an aggregate of 150,000 stock options to purchase shares of Common Stock to certain employees and consultants, with an exercise price of $1.75 and a term of 10 years. The stock options vest over a three-year period and are contingent on ongoing employment. They are included in compensation expenses.

In August, 2025, the Compensation Committee granted an aggregate of 1,510,000 stock options to purchase shares of Common Stock to certain employees and advisors, with an exercise price range of $2.20 - $3.59 and a term of 10 years. The stock options vest over a range of five months to four-years and are contingent on ongoing employment. They are included in compensation expenses.

On September 18, 2025, the Compensation Committee granted 30,000 stock options to purchase shares of Common Stock to a certain employee, with an exercise price of $6.10 and a term of 10 years. The stock options vest over a three-year period and are contingent on ongoing employment. They are included in compensation expenses.

The assumptions used in the Monte Carlo simulation and Black-Scholes Model are set forth in the table below.

Nine Months Ended September 30, 2025
Stock price	$0.77-6.60
Risk-free interest rate	3.77-4.65%
Volatility	59.05-88.69%
Expected life in years	5.00-6.27
Dividend yield	0.00%

A summary of our Option activity for the three and nine months ended September 30, 2025 and related information follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of January 1, 2025	4,289,359	$3.70	7.59
Granted	14,991,944	1.68
Exercised	(1,771,897)	1.50
Forfeited	(135,012)	1.00
Canceled	(13,791)	18.85
Balance as of September 30, 2025	17,360,603	$2.19	8.24
Vested and Exercisable as of September 30, 2025	5,730,527	$3.66	5.84

As of September 30, 2025, total unrecognized compensation expense related to non-vested stock options was $11,862,687 which is expected to be recognized over a weighted average period of 2.46 years.

Total stock-based compensation expense for stock options for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative	$3,684,991	$67,656	$5,349,054	$207,016
Sales and marketing	174,652	40,021	309,043	191,987
Research and development	198,386	30,219	403,583	109,717
Cost of goods sold	174,862	18,293	368,855	55,341
Total stock-based expense related to options	$4,232,891	$156,189	$6,430,535	$564,061

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

On August 4, 2025, the Compensation Committee granted 250,000 RSUs to a certain employee. The RSUs vest in twelve successive equal quarterly installments with the first vesting date commencing on November 4, 2025. They are included in compensation expenses.

On August 11, 2025, the Compensation Committee granted 46,935 RSUs to directors. The RSUs vest in six successive quarterly installments with the first vesting date commencing in the third quarter of 2025. They are included in compensation expenses.

Also on August 11, 2025, the Compensation Committee granted 550,000 RSUs to certain employees. The RSUs vest in twelve successive equal quarterly installments with the first vesting date commencing on November 11, 2025. They are included in compensation expenses.

On September 4, 2025, the Compensation Committee granted 250,000 RSUs to a certain employee. The RSUs vest in twelve successive equal quarterly installments with the first vesting date commencing on December 4, 2025. They are included in compensation expenses.

On September 5, 2025, the Compensation Committee granted 600,000 RSUs to a certain employee. The RSUs vest in eight successive equal quarterly installments with the first vesting date commencing on December 5, 2025. They are included in compensation expenses.

A summary of our RSUs activity and related information is as follows:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period (Years)
Unvested balance at January 1, 2025	252,417	$0.68	0.75
Granted	5,915,334	$2.20
Vested	(1,303,650)	$1.33
Unvested balance at September 30, 2025	4,864,101	$2.36	1.87

As of September 30, 2025, there were 134,429 restricted stock units that were vested but not yet released due to administrative timing. As of September 30, 2025, the unrecognized compensation expense for RSUs was $10,818,997.

Total stock-based compensation expense for RSUs for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative	$1,075,516	$49,010	$1,999,702	$155,644
Sales and marketing	48,245	-	259,203	13,564
Research and development	45,029	-	148,590	715
Cost of goods sold	57,894	-	191,043	-
Total stock-based expense related to restricted stock units	$1,226,684	$49,010	$2,598,538	$169,923

Equity Incentive Plan

In 2018, our stockholders adopted the 2018 Equity Incentive Plan (the “2018 Plan”) pursuant to which 3,333,334 shares of our Common Stock have been reserved for issuance to employees, including officers, directors and consultants. The 2018 Plan is administered by the Board, provided however, that the Board may delegate such administration to the compensation committee of the Board of the Company (the “Compensation Committee”). Subject to the provisions of the 2018 Plan, the Board and/or the Compensation Committee has the authority to grant, in its discretion, incentive stock options, or non-statutory options, stock awards or restricted stock purchase offers (“Equity Awards”). As of September 30, 2025, the balance available to be issued under the 2018 Plan was 14,216.

In 2021, our stockholders adopted the Ondas Holdings Inc. 2021 Stock Incentive Plan (the “2021 Plan”). The purpose of the 2021 Plan is to enable the Company to attract, retain, reward, and motivate eligible individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum efforts for the growth and success of the Company, so as to strengthen the mutuality of the interests between the eligible individuals and the shareholders of the Company. The 2021 Plan provides for the issuance of awards including stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards. On November 18, 2024, stockholders of the Company approved an amendment to the 2021 Plan to increase the number of shares of the Company’s Common Stock authorized for issuance under the 2021 Plan from 8,000,000 to 11,000,000 shares. On May 12, 2025, stockholders of the Company approved an amendment to the 2021 Plan to increase the number of shares of the Company’s Common Stock authorized for issuance under the 2021 Plan from 11,000,000 to 26,000,000 shares. As of September 30, 2025, the balance available to be issued under the 2021 Plan was 1,971,465.

NOTE 12 – REDEEMABLE NONCONTROLLING INTEREST

Series A-1 Preferred Stock

On July 9, 2023, Ondas Networks entered into a Preferred Stock Purchase Agreement (the “Original Networks Agreement”) with an initial purchaser named therein (the “2023 Initial Purchaser”) to purchase Networks Preferred Stock and the issuance of warrants to purchase 10,200,000 shares of Ondas Holdings (the “2023 Networks Offering”).

The Preferred Stock accrues dividends at the rate per annum of eight percent (8%) of the original issue price, of $34.955 per share (the “2023 Original Issue Price”). Such dividends are payable in cash or additional shares of Networks Preferred Stock, with such valuation based on the 2023 Original Issue Price. Each share of Networks Preferred Stock is convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of Networks Common Stock as is determined by dividing the 2023 Original Issue Price by the conversion price in effect at the time of conversion, which initially is set at $34.955. In lieu of any fractional shares to which the holder would otherwise be entitled, the number of shares of Networks Common Stock to be issued upon conversion of the Networks Preferred Stock shall be rounded to the nearest whole share. The Networks Preferred Stock can be redeemed at the request of the holder at any time after the fifth anniversary for the greater of two times the initial investment plus accrued dividends or the amount that would be due if the Networks Preferred Stock was converted into Networks Common Stock as described above.

On July 21, 2023, Ondas Networks entered into a certain Amendment to Preferred Stock Purchase Agreement (the “2023 Networks Amendment,” together with the Original Networks Agreement, the “2023 Networks Agreement”). Pursuant to the 2023 Networks Amendment, in exchange for an initial sale of shares of Networks Preferred Stock, the 2023 Initial Purchaser acquired the following (the “Initial Networks Closing”), for gross proceeds to Networks of $11,508,517: (i) 329,238 shares of Networks Preferred Stock, at a purchase price of $34.955 per share (the “Per Share Price”), convertible into shares of Networks Common Stock and (ii) warrants to purchase 7,825,792 shares of Common Stock, at an exercise price of $0.89 per share, exercisable commencing ninety days following the date of issuance through the fifth anniversary of the date of issuance (the “2023 Initial Warrants”). Also, pursuant to the 2023 Networks Amendment, the 2023 Initial Purchaser agreed to purchase, and Networks agreed to sell and issue to the 2023 Initial Purchaser, an additional 99,885 shares of Networks Preferred Stock, at the Per Share Price (the “Second Initial Purchaser Closing”) and warrants to purchase 2,374,208 shares of Common Stock, at an exercise price of $0.89 per share, exercisable commencing ninety days following the date of issuance through the fifth anniversary of the date of issuance (the “Second Initial Purchaser Warrants”), within thirty days of the Initial Networks Closing.

Networks will use the proceeds from the sale of the Networks Preferred Stock for working capital and other general corporate purposes, including fees related to the transactions contemplated by the 2023 Networks Agreement. No portion of the proceeds will be distributed to the Company.

Also on July 21, 2023, Networks completed the Initial Networks Closing. In connection with the Initial Networks Closing, the Company issued the 2023 Initial Warrants. Also, in connection with the Initial Networks Closing, the parties entered into an indemnification agreement, investors’ rights agreement, right of first refusal agreement, and voting agreement. Forms of each of these agreements are attached to Exhibit 10.1 to Form 8-K filed on July 28, 2023.

On August 11, 2023, Networks completed the Second Initial Purchaser Closing. In connection with the Second Initial Purchaser Closing, the Company issued Second Initial Purchaser Warrants. Following the Second Initial Purchaser Closing, the 2023 Initial Purchaser has invested an aggregate of $15.0 million and owns a minority interest of approximately 28% of Ondas Networks.

The Company assessed the Networks Preferred Stock in accordance with ASC 480 and determined that it should be recorded as temporary equity and not as a liability. The initial valuation was assigned to the Networks Preferred Stock and the 2023 Initial Warrants and Second Initial Purchaser Warrants on relative fair values, with the initial valuation of the noncontrolling interest being $10,406,949 and warrants being $4,593,051. It is being accreted using the effective interest rate method over the five-year period to achieve the redemption value of $30,000,000 plus accrued dividends.

Networks Series A-2 Preferred Stock

On February 26, 2024, Ondas Networks entered into a second Preferred Stock Purchase Agreement (the “2024 Networks Agreement”) for an investment of $4.50 million in Networks (the “2024 Networks Offering”). The 2024 Networks Agreement was entered into with purchaser named therein (the "2024 Networks Purchasers")for the sale (i) 108,925 shares of Series A-2 Networks Preferred Stock (the "Series A-2 Networks Preferred Stock"), at a purchase price of $41.3104 per share (the “2024 Per Share Price”), convertible into shares of Networks Common Stock and (ii) warrants to purchase 3,015,000 shares of Common Stock, at an exercise price of $1.26 per share, exercisable commencing ninety days following the date of issuance through the fifth anniversary of the date of issuance (the “2024 Holdings Warrants,” and together with the Series A-2 Networks Preferred Stock, the “2024 Networks Offering Securities”). The 2024 Networks Offering was consummated on February 26, 2024.

The Series A-2 Networks Preferred Stock accrues dividends at the rate per annum of eight percent (8%) of the original issue price, of $41.3104 per share (the “2024 Original Issue Price”). Dividends shall be payable only when, as, and if declared by the board of directors of Networks and Networks shall be under no obligation to pay such dividends. Such dividends are payable in cash or additional shares of Series A-2 Networks Preferred Stock, with such valuation based on the Original Issue Price. Each share of Series A-2 Networks Preferred Stock is convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of Networks Common Stock as is determined by dividing the 2024 Original Issue Price by the conversion price in effect at the time of conversion, which initially is set at $41.3104. In lieu of any fractional shares to which the holder would otherwise be entitled, the number of shares of Networks Common Stock to be issued upon conversion of the Series A-2 Networks Preferred Stock shall be rounded to the nearest whole share. The Series A-2 Networks Preferred Stock can be redeemed at the request of the Holder at any time after the fifth anniversary for the greater of the initial investment plus accrued dividends or the amount that would be due if the Series A-2 Networks Preferred Stock was converted into Networks Common Stock as described above.

Pursuant to the Networks Agreement, the Company entered into a registration rights agreement with the 2024 Networks Purchasers to register the resale of the Common Stock underlying the 2024 Holdings Warrants pursuant to a registration statement to be filed no later 180 days following the closing of the 2024 Networks Offering. Also, pursuant to the 2024 Networks Agreement, the 2024 Networks Purchasers became parties to those certain investors’ rights agreement, right of first refusal agreement, and voting agreement, dated July 21, 2023.

Networks used the proceeds from the sale of the 2024 Networks Offering Securities to immediately redeem an amount of shares of Networks Common Stock at the 2024 Per Share Price held by the Company that was equivalent to the amount of proceeds raised in the sale of the 2024 Networks Offering Securities.

The issuance of the 2024 Networks Offering Securities was exempt from registration requirements of the Securities Act pursuant to Section 4(2) of such Securities Act and Regulation D promulgated thereunder based upon the representations of each of the 2024 Networks Purchasers that it was an “accredited investor” (as defined under Rule 501 of Regulation D) and that it was purchasing such securities without a present view toward a distribution of the securities. In addition, there was no general advertisement conducted in connection with the sale of the 2024 Networks Offering Securities. See the Current Report on Form 8-K filed with the SEC on February 26, 2024 for further details.

The Company assessed the Series A-2 Networks Preferred Stock in accordance with ASC 480 and determined that it should be recorded as temporary equity and not as a liability. The initial valuation was assigned to the Series A-2 Networks Preferred Stock and the 2024 Holdings Warrants based on relative fair values, with the initial valuation of the noncontrolling interest being $3,028,806 and warrants being $1,471,194. It is being accreted using the effective interest rate method over the five-year period to achieve the redemption value of $4,500,000 plus accrued dividends.

The Company recorded accrued dividends of $1,170,000 and accretion of $2,619,809 for the nine months ended September 30, 2025, in aggregate. The Company recorded accrued dividends of $1,114,138 and accretion of $2,112,784 for the nine months ended September 30, 2024, in aggregate.

NOTE 13 – SEGMENT INFORMATION

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The Company’s CODM is its Chief Executive Officer. Segment operating loss and segment loss before provision for income taxes are the measures of profit and loss used by the CODM to assess performance and to decide how to allocate resources for each of the Company’s reportable segments. Segment operating loss and segment loss before provision for income taxes are used to monitor actual results versus planned and prior period results for each segment based on their respective profitability objectives and business models. Segment operating loss and segment loss before provision for income taxes are also used to allocate human and capital resources among the reportable segments. The Company determined it has two reportable segments, Networks and OAS, as the CODM reviews financial information for these two businesses separately. The Company has no inter-segment sales. The Company’s revenue and significant expenses by segment regularly reviewed by the CODM, and other segment items for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Ondas Networks	OAS	Total	Ondas Networks	OAS	Total
Product revenue	$16,611	$5,427,787	$5,444,398	$924	$149,744	$150,668
Service and subscription revenue	2,340	4,589,006	4,591,346	1,987	885,760	887,747
Development revenue	62,566	-	62,566	442,377	-	442,377
Revenue, net	81,517	10,016,793	10,098,310	445,288	1,035,504	1,480,792
Cost of goods sold	408,242	7,085,673	7,493,915	525,673	907,559	1,433,232
Gross profit (loss)	(326,725)	2,931,120	2,604,395	(80,385)	127,945	47,560
Operating expenses:
General and administrative	376,173	3,788,092	4,164,265	1,329,241	2,540,452	3,869,693
Sales and marketing	834,051	2,037,162	2,871,213	537,169	873,775	1,410,944
Research and development	1,290,435	3,222,321	4,512,756	1,293,661	1,888,684	3,182,345
Segment operating loss	(2,827,384)	(6,116,455)	(8,943,839)	(3,240,456)	(5,174,966)	(8,415,422)
Interest income	12,511	3,211	15,722	49	95,609	95,658
Interest expense	(1,319,806)	(123,387)	(1,443,193)	(137,092)	(296,517)	(433,609)
Other segment items	(3,446)	(107,506)	(110,952)	(2,067)	(113,759)	(115,826)
Segment loss before provision for income taxes	$(4,138,125)	$(6,344,137)	$(10,482,262)	$(3,379,566)	$(5,489,633)	$(8,869,199)
Corporate operating expenses	-	-	(6,559,711)	-	-	(245,293)
Elimination of intercompany interest	-	-	1,007,590	-	-	191,757
Corporate unrealized gain on investments	-	-	6,893,277	-	-	-
Corporate interest income	-	-	1,976,552	-	-	25,950
Corporate interest expense	-	-	(8,846)	-	-	(629,483)
Loss before income taxes	-	-	$(7,173,400)	-	-	$(9,526,268)

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Ondas Networks	OAS	Total	Ondas Networks	OAS	Total
Product revenue	$16,611	$12,256,780	$12,273,391	$25,682	$149,744	$175,426
Service and subscription revenue	21,056	7,875,058	7,896,114	16,397	1,479,490	1,495,887
Development revenue	450,375	-	450,375	1,374,339	18,000	1,392,339
Revenue, net	488,042	20,131,838	20,619,880	1,416,418	1,647,234	3,063,652
Cost of goods sold	1,236,132	11,958,733	13,194,865	1,515,774	2,086,195	3,601,969
Gross profit (loss)	(748,090)	8,173,105	7,425,015	(99,356)	(438,961)	(538,317)
Operating expenses:
General and administrative	2,003,034	10,939,710	12,942,744	4,172,995	7,093,882	11,266,877
Sales and marketing	2,267,231	5,299,807	7,567,038	1,689,454	2,327,775	4,017,229
Research and development	3,681,104	8,528,060	12,209,164	4,845,521	4,489,802	9,335,323
Segment operating loss	(8,699,459)	(16,594,472)	(25,293,931)	(10,807,326)	(14,350,420)	(25,157,746)
Interest income	14,429	3,211	17,640	74,972	95,609	170,581
Interest expense	(4,052,714)	(295,695)	(4,348,409)	(144,592)	(723,776)	(868,368)
Other segment items	(22,412)	(438,275)	(460,687)	(2,100)	472,624	470,524
Segment loss before provision for income taxes	$(12,760,156)	$(17,325,231)	$(30,085,387)	$(10,879,046)	$(14,505,963)	$(25,385,009)
Corporate operating expenses	-	-	(9,769,161)	-	-	(933,754)
Elimination of intercompany interest	-	-	2,537,742	-	-	609,720
Corporate unrealized gain on investments			6,893,277			-
Corporate interest income	-	-	2,425,780	-	-	135,804
Corporate interest expense	-	-	(4,062,151)	-	-	(2,098,849)
Loss before income taxes	-	-	$(32,059,900)	-	-	$(27,672,088)

Additional segment information is set forth below as of and for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
	Ondas Networks	OAS	Corporate	Total	Ondas Networks	OAS	Corporate	Total
Depreciation and amortization	$66,485	$1,216,161	$-	$1,282,646	$78,462	$1,168,011	$-	$1,246,473
Stock-based compensation	$28,739	$1,856,777	$3,574,059	$5,459,575	$94,513	$106,488	$110,132	$311,133
Capital expenditures	$4,189	$166,403	$-	$170,592	$100,650	$158,736	$-	$259,386

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
	Ondas Networks	OAS	Corporate	Total	Ondas Networks	OAS	Corporate	Total
Total assets	$10,255,727	$98,814,143	$441,080,699	$550,150,569	$10,207,221	$67,709,703	$2,241,732	$80,158,656
Goodwill	$-	$34,773,934	$-	$34,773,934	$-	$27,751,921	$-	$27,751,921
Depreciation and amortization	$211,188	$3,558,322	$-	$3,769,510	$136,193	$3,450,173	$-	$3,586,366
Stock-based compensation	$186,801	$4,048,938	$4,975,174	$9,210,913	$317,241	$350,578	$320,864	$988,683
Capital expenditures	$4,189	$433,109	$-	$437,298	$1,058,032	$548,326	$-	$1,606,358

NOTE 14 – INCOME TAXES

The Company had a net deferred tax liability of $0.9 million as of September 30, 2025 and a provision for income taxes of $0.3 million for the three and nine months ended September 30, 2025, reflecting an estimated annual effective Israeli tax rate of 24% for Apeiro.

The Company had a net deferred tax asset of $77.5 million as of December 31, 2024, including a tax benefit of $69.4 million from net operating loss carry-forwards. A valuation allowance of $77.5 million was provided against this asset resulting in deferred assets, net of valuation allowance of $0.

As of December 31, 2024, the Company and Networks, respectively, had Federal net operating loss carryforwards (“NOLs”) of approximately $1 million and $15 million generated in 2007 to 2017 which will begin to expire in 2027 through 2037. Additionally, as of December 31, 2024, the Company and Networks had Federal NOLs of $73 million and $59 million, respectively, generated in 2018 through 2024 that have no expiration. As of December 31, 2024, the Company and Networks had State NOLs available to offset future taxable income of $49 million and $93 million, respectively, expiring from 2038 through 2044. As of December 31, 2024, the Company and Networks had approximately $0 and $752,000, respectively, of Federal research and development credits available to offset future tax liability expiring from 2038 through 2040. As of December 31, 2024, the Company had approximately $134 million and $127 million of Israeli NOL’s. The Company’s Federal income tax returns for the 2021 to 2023 tax years remain open to examination by the IRS. Upon utilization of Federal NOLs in the future, the IRS may examine records from the year the loss occurred, even if outside the three-year statute of limitations. The Company’s State tax returns also remain open to examination. The Company’s Israeli income tax returns for the 2020 to 2023 tax years remain open to examination.

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

As of September 30, 2025 and December 31, 2024, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of September 30, 2025.

On October 27, 2023, the Company reached a settlement agreement for legal proceedings related to Ardenna in which the Company is entitled to receive $600,000 in reimbursements for legal fees related to the proceedings. As of September 30, 2025, the Company received $550,000 from the settlement agreement, of which $0 and $550,000 is recorded in General and administrative expense on the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025 and 2024, respectively.

On June 6, 2024, Airobotics filed a Notice of Non-Payment with the Abu Dhabi Civil Courts in connection with a customer’s lack of payment relating to a purchase order and breach of a settlement agreement in relation to such purchase order. A performance order was filed on July 11, 2024, and rejected on July 17, 2024 by the Abu Dhabi Civil Courts. On July 30, 2024, Airobotics appealed the rejection of the performance order. On August 28, 2024, the Abu Dhabi Civil Court of Appeals accepted the appeal and appointed an expert to review the case. On October 9, 2024, the Abu Dhabi Civil Court of Appeals ruled in favor of Airobotics for the full amount of the initial purchase order less amounts paid to date by the customer (without taking into consideration the terms of the settlement agreement breached by the customer), which resulted in a total award of $2,138,945 plus interest and expenses. Subsequently, on June 17, 2025, Airobotics entered into a second settlement agreement pursuant to which the company agreed to waive the remaining balance owed by the customer in consideration for the return of the related inventory. The inventory was duly returned, and all obligations under the settlement agreement were fully performed. Accordingly, inventory with an aggregate value of approximately $1 million was recognized by Airobotics.

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

NOTE 16 – RELATED PARTY TRANSACTIONS

As of September 30, 2025 and December 31, 2024, the Company owed $515,000 and $37,500 to independent directors, respectively, related to accrued compensation, which is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

Networks Convertible Notes (See Note 10 – Notes Payable)

On July 8, 2024, July 23, 2024, and November 13, 2024 C&P elected to purchase Convertible Notes in Networks in the aggregate original principal amount of $700,000, $800,000, and $1,000,000, respectively, (the “C&P Networks Convertible Notes”). Joseph Popolo, a former director of the Company, is the sole control person of C&P.

Along with the November 13, 2024 Networks Convertible Notes, Networks issued C&P warrants to purchase $1,000,000 in shares of Networks Preferred Stock at an exercise price of $20.65 per share (the “C&P Warrants). The number of C&P warrants exercisable under the Networks SPA is calculated by $1,000,000 divided by the Conversion Price, which is the amount equal to the price per share of Networks’ most senior series of Preferred Stock issued to investors in Networks’ next equity financing date, or if none, then $41.3104. The warrants are exercisable commencing November 13, 2024 through November 13, 2029. The C&P Warrants have a relative fair value of $371,031, which was recorded as debt discount.

As of September 30, 2025, the total outstanding principal on the C&P Networks Convertible Notes was $2,444,561, net of unamortized debt discount of $52,422 and unamortized issuance costs of $3,017. As of December 31, 2024, the total outstanding principal on the C&P Networks Convertible Notes was $2,159,328, net of unamortized debt discount of $314,570 and unamortized issuance costs of $26,102. Accrued interest as of September 30, 2025 and December 31, 2024 was $197,205 and $54,356, respectively, and is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. For the three months ended September 30, 2025, we recognized interest expense of $47,890 and amortization expense of $56,759 related to debt discount and issuance costs. For the nine months ended September 30, 2025, we recognized interest expense of $142,849 and amortization expense of $285,233 related to debt discount and issuance costs. For the three and nine months ended September 30, 2024, we recognized interest expense of $18,493 and amortization expense of $3,979 related to the issuance costs. Interest expense and amortization expense related to debt discount and issuance costs are included in Interest expense on the unaudited Condensed Consolidated Statements of Operations. No principal or interest has been paid since the C&P Networks Convertible Notes were issued.

OAS Convertible Notes (See Note 10 – Notes Payable)

In October and December 2024, C&P elected to purchase OAS Convertible Notes in the aggregate original principal amount of $2,000,000 (the “C&P OAS Convertible Notes”). Joseph Popolo, a former director of the Company, was the sole control person of C&P. On May 26, 2025, C&P assigned $30,000 of the C&P OAS Convertible Notes to a non-related party. As of September 30, 2025, the total outstanding principal on the C&P OAS Convertible Notes was $1,970,000. As of December 31, 2024, the total outstanding principal on the C&P OAS Convertible Notes was $1,985,624, net of unamortized issuance costs of $14,376. Accrued interest as of September 30, 2025 and December 31, 2024 was $85,167 and $12,808, respectively, and is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. For the three months ended September 30, 2025, we recognized interest expense of $24,288 and amortization expense of $4,890 related to the issuance costs. For the nine months ended September 30, 2025, we recognized interest expense of $72,359 and amortization expense of $14,376 related to the issuance costs. Interest expense and amortization expense related to issuance costs are included in Interest expense on the unaudited Condensed Consolidated Statements of Operations. No principal or interest has been paid since the C&P OAS Convertible Notes were issued.

On October 10, 2024, Privet Ventures LLC, an entity affiliated with Eric Brock, Chairman and Chief Executive Officer of the Company and OAS, elected to purchase OAS Convertible Notes in the original principal amount of $1,000,000 (the “Privet OAS Convertible Note”). As of September 30, 2025, the total outstanding principal on the Privet OAS Convertible Note was $1,000,000. As of December 31, 2024, the total outstanding principal on the Privet OAS Convertible Note was $992,812, net of unamortized issuance costs of $7,188. Accrued interest as of September 30, 2025 and December 31, 2024 was $48,082 and $11,233, respectively, and is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. For the three months ended September 30, 2025, we recognized interest expense of $12,328 and amortization expense of $2,482 related to the issuance costs. For the nine months ended September 30, 2025, we recognized interest expense of $36,849 and amortization expense of $7,188 related to the issuance costs. Interest expense and amortization expense related to issuance costs are included in Interest expense on the unaudited Condensed Consolidated Statements of Operations. No principal or interest has been paid since the Privet OAS Convertible Note was issued.

Networks Secured Note (See Note 10 – Notes Payable)

On September 3, 2024, Networks entered into the C&P Security Agreement, in which Networks may draw, and C&P shall loan Networks, up to $1,500,000. Pursuant to the C&P Security Agreement, Networks issued C&P the Networks Secured Note. As of December 31, 2024, Networks has drawn a total of $1,500,000 on the Networks Secured Note.

On September 3, 2024 and October 7, 2024, pursuant to the C&P Security Agreement, Networks issued C&P warrants to purchase $1,000,000 and $500,000, respectively, in shares of Networks Preferred Stock at an exercise price of $20.65 per share. The number of warrants exercisable under the C&P Security Agreement is calculated by $1,500,000 divided by the Conversion Price, which is the amount equal to the price per share of the most senior series of Networks Preferred Stock issued to investors in Networks’ next equity financing date, or if none, then $41.3104. The C&P Warrants are exercisable commencing September 3, 2024 through September 3, 2029 and October 7, 2024 through October 7, 2029, respectively. The C&P Warrants have a total relative fair value of $556,554, which was recorded as debt discount. Joseph Popolo, a former director of the Company, was the sole control person of C&P.

As of September 30, 2025, the total outstanding principal on the Networks Secured Note was $1,500,000. As of December 31, 2024, the total outstanding principal on the Networks Secured Note was $1,273,216, net of unamortized debt discount of $201,135 and unamortized issuance costs of $25,649. Accrued interest as of September 30, 2025 and December 31, 2024 was $125,545 and $37,107, respectively, and is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. For the three months ended September 30, 2025, we recognized interest expense of $29,589 and amortization expense of $0 related to the debt discount and issuance costs. For the nine months ended September 30, 2025, we recognized interest expense of $88,438 and amortization expense of $226,784 related to the debt discount and issuance costs. For the three and nine months ended September 30, 2024, we recognized interest expense of $7,255 and amortization expense of $103,615 related to the debt discount and issuance costs. No principal or interest has been paid since the Networks Secured Note was issued.

Sale of Common Stock in Ondas Holdings and Warrants to Purchase Common Stock of OAS (See Note 11 – Stockholders’ Equity)

On February 26, 2024, the Company completed the 2024 Ondas Offering with respect to the sale of (i) an aggregate of 3,616,071 shares Common Stock and (ii) the OAS Warrants for gross proceeds of $4,050,000. See Note 11 – Stockholders’ Equity, Sale of Common Stock in Ondas Holdings and Warrants to Purchase Common Stock of OAS, for further details. In connection with the 2024 Ondas Offering, C&P paid $2,000,000 for 1,785,714 shares of Common Stock of the Company and OAS Warrants to purchase 1,785,714 shares of OAS common stock. Joseph Popolo, a former director of the Company, was the sole control person of C&P.

Networks Series A-1 Preferred Stock (See Note 12 – Redeemable Noncontrolling Interest)

On July 21, 2023 and August 11, 2023, Networks completed the 2023 Networks Offering. See Note 12 – Redeemable Noncontrolling Interest, Networks Series A-1 Preferred Stock, for further details.

C&P is the proxy for the members of the 2023 Initial Purchaser, and the manager of the 2023 Initial Purchaser must act in accordance with C&P’s direction with respect to exercise and voting of the issuer’s securities and derivative securities held by the 2023 Initial Purchaser. Joseph Popolo, a former director of the Company, was the sole control person of C&P.

Networks Series A-2 Preferred Stock (See Note 12 – Redeemable Noncontrolling Interest)

On February 26, 2024, Ondas Networks completed a private placement with certain purchasers with respect to the sale of (i) the Series A-2 Networks Preferred Stock and (ii) 2024 Holdings Warrants. See Note 12 – Redeemable Noncontrolling Interest, Networks Series A-2 Preferred Stock, for further details. In connection with the 2024 Networks Offering, C&P paid $250,000 for 6,051 shares of Series A-2 Networks Preferred Stock and 2024 Holdings Warrants to purchase 167,500 shares of Common Stock. Joseph Popolo, a former director of the Company, was the sole control person of C&P.

NOTE 17 – SUBSEQUENT EVENTS

Management has evaluated subsequent events as of November 13, 2025, the date the unaudited Condensed Consolidated Financial Statements were issued according to the requirements of ASC topic 855.

SPO Transaction

On October 1, 2025, the Company completed the acquisition of Smart Precision Optics S.P.O LTD., a company organized under the laws of the State of Israel (“SPO”), pursuant to (i) the Share Purchase Agreement, dated August 20, 2025 (the “SPA”), by and among the Company, SPO, Shamir Investment Entrepreneurship ACS LTD., an agricultural cooperative society organized under the laws of the State of Israel (“Shamir”) and (ii) the Side Letter, dated August 20, 2025, by and among the Company, SPO and Shamir (the “Side Letter,” together with the SPA, the “Agreement”). In accordance with the terms of the Agreement, the Company acquired (i) 51% of the issued and outstanding share capital of SPO for an aggregate purchase amount of approximately $5,946,805 and (ii) 51% of the outstanding capital notes of SPO for an aggregate purchase amount of approximately $0.30 plus the Contingent Consideration, as defined below (the “Acquisition”).

Additionally, if SPO obtains or receives Qualified Grants (as defined in the Agreement) between the closing of the Acquisition and December 31, 2026, the Company shall be required to make payment to Shamir in an amount equal to 10% of the amount of any such Qualified Grants received by SPO, up to an aggregate amount of approximately $11,893,611 of Qualified Grants received (“Contingent Consideration”) (i.e. the maximum Contingent Consideration paid by the Company to Shamir shall be approximately $1,189,361. The Contingent Consideration shall be paid in cash, provided however, that the Company may choose, in its sole discretion, to pay the Contingent Consideration in shares of the Company’s Common Stock.

Subject to the terms of the SPO Agreement, Shamir has the right (the “First Put Option”) to cause the Company to purchase all (but not less than all) of the remaining issued and outstanding share capital of SPO held by Shamir, which acquisition shall be accompanied with sale for no additional consideration of any and all capital notes of SPO then held by Shamir (such shares and capital notes, jointly, the “Put Shares”), at a purchase price of approximately $220.69 per share. Shamir may exercise the First Put Option during the period commencing on October 15, 2025 and ending June 30, 2026.

Subject to the terms of the SPO Agreement, to the extent that the First Put Opinion was not exercised, Shamir has the right to appoint a third-party evaluator to determine SPO’s valuation and after receiving such valuation, Shamir may offer to the Company to purchase the Put Shares at such evaluated price (the “Second Put Option,” together with the First Put Option, the "SPO Options"). If the Company declines, the Company may make a counter-offer to purchase the Put Shares. If Shamir rejects the Company’s counter-offer, Shamir can initiate a “Forced Sale” process to sell 100% of SPO to a third party during a limited period of nine months. Alternatively, if no Forced Sale occurs, Shamir can request an updated evaluation for SPO and either sell to the Company pursuant to Company’s offer, or buy all of the Company’s securities in SPO at the updated valuation. Shamir may exercise the foregoing during the period commencing on the second anniversary of the closing of the SPO Acquisition and ending June 30, 2029. The consideration payable by the Company to Shamir upon the consummation of either the First Put Option or the Second Put Option shall be paid in cash, provided however, that the Company may choose, in its sole discretion, to pay Shamir in Common Stock.

Additionally, subject to the terms of the SPO Agreement, in the event that the Second Put Option is exhausted without being exercised, the Company shall have the right (the “Call Option”) to require Shamir to sell all (and not less than all) of the remaining issued and outstanding share capital of SPO held by Shamir in consideration for the amount reflecting SPO’s valuation on a cash free-debt free basis of approximately $59,468,058, which acquisition shall be accompanied with sale for no additional consideration of any and all capital notes of SPO then held by Shamir, payable in cash. The Company may exercise the Call Option during the period commencing on the end of the Second Put Option Period and ending 18 months later. All US Dollar amounts in this SPO Transaction section are as of August 26, 2025. For further information see the Company’s Current Report on Form 8-K, filed with the SEC on August 26, 2025.

4M Transaction

On October 29, 2025, the Company completed the acquisition of a controlling interest in 4M Defense Ltd., a company registered in the State of Israel (“4M”), pursuant to the Share Purchase Agreement, dated October 24, 2025 (the “4M Agreement”), by and among the Company, 4M, Chirokka Holding Ltd., a company registered in the State of Israel (“HoldCo”), Mr. Itzik Malka (“Itzik”), and Mr. Nir Cohen (“Nir”, and jointly with Itzik, the “Shareholders”). HoldCo held 100% of the share capital of 4M. In accordance with the terms of the 4M Agreement, the Company acquired 70% of the issued and outstanding share capital of HoldCo (“HoldCo Shares”), for a purchase price of (i) $2,400,000 in cash and (ii) 801,068 shares of Common Stock, in exchange for the HoldCo Shares (the “4M Acquisition”). Pursuant to the 4M Agreement, Itzik has agreed, subject to certain customary exceptions, not to sell, transfer or dispose of 480,641 shares of Common Stock for a period of twelve (12) months after the closing of the 4M Acquisition, at which time Itzik shall be permitted to sell, transfer or otherwise dispose of, on a calendar quarterly basis, up to twelve and one-half percent (12.5%) of such shares of Common Stock, until all such shares have been released from the lock-up restrictions. For further information see the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2025.

Sentry Transaction

On November 3, 2025, the Company entered into a Share Purchase Agreement (the “Sentry Agreement”), by and among the Company, Sentry CS Ltd, a company organized under the laws of the State of Israel (“Sentry”), Sentry’s shareholders, (the “Sentry Major Shareholders”), and Sagitta Holdco SARL, a private limited liability company organized under the laws of the Grand Duchy of Luxembourg. The Agreement provides that, upon the terms and subject to the conditions set forth in the Sentry Agreement, the Company will acquire 100% of the issued and outstanding share capital (“Sentry Shares”) of Sentry (the “Sentry Acquisition”). At the closing of the Sentry Acquisition, upon the terms and subject to the conditions set forth in the Sentry Agreement, the Company shall pay an aggregate amount of (i) $125,000,000 of which $117,500,000 shall be paid on the closing of the Sentry Acquisition, and the remaining $7,500,000, shall be paid so that an amount of $2,500,000 shall be paid on each of the (a) expiration of a 45-day period commencing at the closing of the Sentry Acquisition (the “Second Payment Date”), (b) expiration of a 60-day period commencing at the closing of the Sentry Acquisition (the “Third Payment Date”), and (c) expiration of a 120-day period commencing at the closing of the Sentry Acquisition (the “Fourth Payment Date”), and (ii) $100,000,000 of shares of Common Stock to be issued as follows: (a) $32,500,000 on the closing of the Sentry Acquisition, (ii) $22,500,000 on the Second Payment Date, (iii) $22,500,000 on the Third Payment Date, and (iv) $22,500,000 on the Fourth Payment Date (collectively, the “Sentry Stock Consideration”). The Company may choose, in its sole discretion, to pay any portion of the Sentry Stock Consideration in cash. The Sentry Acquisition is expected to close in November 2025. For further information see the Company’s Current Report on Form 8-K, filed with the SEC on November 4, 2025.

October 2025 Offering

On October 6, 2025, the Company entered into an underwriting agreement (the “October 2025 Underwriting Agreement”) with Oppenheimer & Co. Inc., as representative of the several underwriters (the “October Underwriters”), relating to the Company’s underwritten offering (the “October 2025 Offering”) of (i) 19,560,000 shares (the “October Shares”) of Common Stock, or (ii) in lieu of Common Stock, pre-funded warrants (the “October Pre-Funded Warrants,” together with the October Shares, the “October Common Stock Equivalents”) to purchase up to 17,400,000 shares of Common Stock (the “October Pre-Funded Warrant Shares”). The October Common Stock Equivalents were accompanied by warrants (the “October Common Warrants,” together with the October Pre-Funded Warrants, the “October Warrants”) to purchase a total of 73,920,000 shares of Common Stock (the “October Common Warrant Shares,” together with the October Pre-Funded Warrant Shares, the “October Warrant Shares”).

The October Shares and October Warrants were offered, issued, and sold pursuant to a prospectus supplement and accompanying prospectus that form part of the Form S-3ASR.

On October 7, 2025, the Company closed the October 2025 Offering and issued the October Shares and October Warrants. The offering price for (i) each October Share and accompanying October Common Warrant to purchase two (2) shares of Common Stock was $11.50 and (ii) each October Pre-Funded Warrant and accompanying October Common Warrant to purchase two (2) shares of Common Stock was $11.50 (with a nominal exercise price of $0.0001 per share remaining unpaid as of the issuance date). The October Pre-Funded Warrants are immediately exercisable and will expire seven years from the date of issuance.

The October Common Warrants have an exercise price of $20.00 per share, are exercisable upon the Company’s receipt of stockholder approval to increase its authorized shares of Common Stock and will expire seven years from the date of issuance. The Company has not reserved shares of Common Stock underlying the October Common Warrants and does not expect to effect any exercise of the October Common Warrants unless and until the Company’s receipt of stockholder approval to increase its authorized shares of Common Stock. The October Common Warrants may be cash settled after January 31, 2026, if Common Stock is not then available to satisfy exercises.

The net proceeds to the Company from the October Offering were approximately $407.2 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company and excluding any proceeds that may be received from the exercise of the October Warrants. If the October Common Warrants are fully exercised on a cash basis, the Company has the potential to raise approximately $1.5 billion in additional gross proceeds. No assurance can be given that any of the October Common Warrants will be exercised. The Company intends to use the net proceeds of the October 2025 Offering for corporate development and strategic growth, including acquisitions, joint ventures and investments.

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

Overview

Ondas Holdings is a leading provider of private wireless, drone, and automated data solutions through its subsidiaries Ondas Networks Inc., a Texas corporation (“Ondas Networks”), Apeiro Motion Ltd., an Israeli company (“Apeiro”), Ondas Capital Inc., a Nevada corporation (“Ondas Capital”), Ondas Autonomous Systems Inc., a Nevada corporation (“OAS”), which wholly-owns Airobotics Ltd., an Israeli company (“Airobotics”), and American Robotics, Inc., a Delaware corporation (“American Robotics”).

Ondas Networks provides wireless connectivity solutions. OAS provides drone, ground robotics and automated data solutions through its subsidiaries Airobotics and American Robotics and Ondas Holdings’ subsidiary Apeiro. Ondas Networks and OAS together provide users in defense, homeland security, and critical infrastructure markets with improved connectivity and data collection and information processing capabilities. We operate Ondas Networks and OAS as separate business segments, and the following is a discussion of each segment. See Note 1, Note 2, and Note 13 of the accompanying unaudited Condensed Consolidated Financial Statements for further information regarding our segments.

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

OAS Segment

Our OAS business unit develops, integrates, and deploys multi-domain autonomous solutions spanning air, ground, and communication systems for high-performance applications in defense, homeland security, and industrial markets. OAS delivers a unified technology ecosystem that combines autonomous drones, ground robotics, and secure tethered communications to enhance operational intelligence, safety, and resilience across mission-critical environments.

OAS’ portfolio includes the Optimus System™, a fully autonomous drone platform designed for persistent aerial intelligence, surveillance, and reconnaissance (ISR), and the Iron Drone Raider™, a fully autonomous interceptor drone engineered to detect, track, and neutralize small hostile drones. Complementing these aerial platforms, Apeiro’s advanced ground robots and fiber-spool communication systems extend mission reach, enabling autonomous and resilient operations across complex terrain, underground environments, and communications-denied areas.

Our multi-domain autonomy architecture serves customers across defense, homeland security, public safety, and critical industrial sectors, including smart cities, airports, seaports, oil and gas, mining, heavy construction, data centers, and semiconductor manufacturing. OAS solutions are built for persistent operations in the most demanding conditions — urban areas, sensitive facilities, and remote field deployments — providing unmatched situational awareness, security, and operational continuity.

In addition to our core platforms, OAS provides a wide suite of enabling services to ensure successful deployment and sustainment, including AI-driven data analytics, automation and IT integration, safety and regulatory certification, training, and lifecycle maintenance. These capabilities empower customers to fully harness the benefits of autonomous technology while ensuring compliance and operational safety.

OAS and its portfolio companies — American Robotics, Airobotics, and Apeiro — represent a powerful and synergistic combination of aerospace, robotics, and data technologies. Together, they deliver a comprehensive end-to-end platform that addresses every phase of the product lifecycle, from research and development through manufacturing, certification, and field sustainment.

OAS has achieved multiple industry-leading milestones, including the FAA Type Certification of the Optimus 1-EX UAV on September 25, 2023 — the first autonomous security data-capture UAV to receive this distinction. This certification, the highest echelon of FAA airworthiness recognition, enables broad beyond-visual-line-of-sight (BVLOS) operations over people and infrastructure and validates the system’s safety and reliability within the U.S. National Airspace System (NAS).

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

Results of Operations

Three months ended September 30, 2025 compared to three months ended September 30, 2024

	Three Months Ended September 30,
			Increase
	2025	2024	(Decrease)
Revenue, net	$10,098,310	$1,480,792	$8,617,518
Cost of goods sold	7,493,915	1,433,232	6,060,683
Gross profit	2,604,395	47,560	2,556,835
Operating expenses:
General and administrative	10,595,469	4,114,986	6,480,483
Sales and marketing	2,999,720	1,410,944	1,588,776
Research and development	4,512,756	3,182,345	1,330,411
Total operating expenses	18,107,945	8,708,275	9,399,670
Operating loss	(15,503,550)	(8,660,715)	(6,842,835)
Total other income (expense), net	8,330,150	(865,553)	9,195,703
Loss before provision for income taxes	(7,173,400)	(9,526,268)	2,352,868
Provision for income taxes	307,456	-	307,456
Net loss	$(7,480,856)	$(9,526,268)	$2,045,412

Revenues

	Three Months Ended September 30,
	2025	2024	Increase (Decrease)
Revenue, net
Ondas Networks	$81,517	$445,288	$(363,771)
OAS	10,016,793	1,035,504	8,981,289
Total	$10,098,310	$1,480,792	$8,617,518

Our revenues increased by $8,617,518 to $10,098,310 for the three months ended September 30, 2025, compared to $1,480,792 for the three months ended September 30, 2024. Revenues during the three months ended September 30, 2025, included $5,444,398 for products, $4,591,346 for service and subscriptions, and $62,566 for development agreements. Revenues during the three months ended September 30, 2024, included $150,668 for products, $887,747 for service and subscriptions, and $442,377 for development agreements. The increase in our revenues were primarily the result of approximately $5,294,000 in increased product sales and approximately $3,704,000 in increased service and subscription revenue at OAS from sales of our Optimus System™, Iron Drone Raider™, and Apeiro ground robots with associated services in the three months ended September 30, 2025, but no comparable sales in the three months ended September 30, 2024. These increases were partially offset by a decrease of approximately $380,000 in development revenue at Ondas Networks.

Cost of goods sold

	Three Months Ended September 30,
	2025	2024	Increase (Decrease)
Cost of goods sold
Ondas Networks	$408,242	$525,673	$(117,431)
OAS	7,085,673	907,559	6,178,114
Total	$7,493,915	$1,433,232	$6,060,683

Our cost of goods sold increased by $6,060,683 to $7,493,915 for the three months ended September 30, 2025, compared to $1,433,232 for the three months ended September 30, 2024. The increase in cost of goods sold was primarily a result of increased revenue at OAS for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. Cost of goods sold at OAS did not increase in the same ratio as revenue due to the increase in product revenue at OAS, which included sales of our Optimus System™ and Iron Drone Raider™, which have higher margins compared to the service and non-recurring engineering development revenue recognized for the three months ended September 30, 2024, which was also adversely impacted by fixed service delivery costs at OAS.

Gross profit (loss)

	Three Months Ended September 30,
	2025	2024	Increase (Decrease)
Gross profit (loss)
Ondas Networks	$(326,725)	$(80,385)	$(246,340)
OAS	2,931,120	127,945	2,803,175
Total	$2,604,395	$47,560	$2,556,835

Our gross profit increased by $2,556,835 to $2,604,395 for the three months ended September 30, 2025 compared to a gross profit of $47,560 for the three months ended September 30, 2024. Gross profit for the three months ended September 30, 2025 and 2024 was 26% and 3%, respectively. The increase in gross profit of 23% is primarily related to the increase in product revenue at OAS, which has higher gross profit margins as compared to the service and non-recurring engineering development revenue recognized in the three months ended September 30, 2024, which was also adversely impacted by fixed service delivery costs at OAS.

Operating Expenses

	Three Months Ended September 30,
	2025	2024	Increase
Operating expenses:
General and administrative	$10,595,469	$4,114,986	$6,480,483
Sales and marketing	2,999,720	1,410,944	1,588,776
Research and development	4,512,756	3,182,345	1,330,411
Total	$18,107,945	$8,708,275	$9,399,670

Our principal operating costs include the following items as a percentage of total expense.

	Three Months Ended September 30,
	2025	2024
Human resource costs, including benefits	61%	38%
Travel and entertainment	2%	2%
Other general and administrative costs:
Professional fees and consulting expenses	8%	11%
Other expense	6%	10%
Depreciation and amortization	8%	15%
Other research and deployment costs, excluding human resources and travel and entertainment	12%	20%
Other sales and marketing costs, excluding human resources and travel and entertainment	3%	4%

Operating expenses increased by $9,399,670, or 108%, as a result of the following items:

Human resource costs, including benefits	$7,783,893
Travel and entertainment	247,758
Other general and administrative costs:
Professional fees and consulting expenses	467,574
Other expense	131,846
Depreciation and amortization	88,955
Other research and development costs, excluding human resources and travel and entertainment	483,583
Other sales and marketing costs, excluding human resources and travel and entertainment	196,061
$9,399,670

The increase in operating expenses was primarily due to:

(i)	An increase of approximately $7,784,000 in human resource costs, including an increase in stock-based compensation at the Company of approximately $4,935,000 for vesting of stock options and Restricted Stock Units (“RSUs”) during the three months ended September 30, 2025, an increase of approximately $1,192,000 in salary and benefit expense related to an increase in headcount and bonus expense in our general and administrative department as we build out our management team at OAS and Ondas Holdings, an increase of approximately $596,000 in salary and benefit expense related to an increase in headcount in our research and development department, an increase of approximately $1,061,000 in salary and benefit expense related to increased headcount in our sales and marketing department to support our growing pipeline;

(ii)	An increase of approximately $248,000 in travel and entertainment, primarily related to increased travel for sales and product demonstration opportunities and increased trade show attendance;

(iii)	An increase of approximately $468,000 in professional fees and consulting expenses, primarily related to an increase of approximately $770,000 in legal fee costs associated with acquisitions during the quarter, pending acquisitions completed in the fourth quarter, and other corporate matters and strategic initiatives, offset by a decrease of approximately $302,000 in consulting, contractor and other professional expenses as needs were filled through internal hires;

(iv)	An increase of approximately $132,000 in other expense, primarily related to company events at Ondas Capital and Airobotics;

(v)	An increase of approximately $484,000 in other research and development costs, excluding human resources and travel and entertainment, which primarily relates to cloud-based software expenses as we invest in improving our current product line; and

(vi)	An increase of approximately $196,000 in other sales and marketing costs, excluding human resources and travel and entertainment, which primarily relates to increased consulting expenses, and increased attendance at trade shows and other marketing events and equipment purchases and costs association with demonstrations.

Operating Loss

	Three Months Ended
	September 30,
	2025	2024	Increase
Operating loss	$(15,503,550)	$(8,660,715)	$(6,842,835)

As a result of the foregoing, our operating loss increased by $6,842,835, or 79%, to $15,503,550 for the three months ended September 30, 2025, compared with $8,660,715 for the three months ended September 30, 2024. Operating loss increased as a result of the increase of $9,399,670 in operating expenses described above for the three months ended September 30, 2025, partially offset by the increase of $2,556,835 in gross profit for the three months ended September 30, 2025.

Total Other Income (Expense), net

	Three Months Ended
	September 30,
	2025	2024	Increase
Total other income (expense), net	$8,330,150	$(865,553)	$9,195,703

Total other income, net increased by $9,195,703, to $8,330,150 for the three months ended September 30, 2025, compared with total other expense, net of $865,553 for the three months ended September 30, 2024. Total other income, net increased primarily as a result of the increase of approximately $8,764,000 in interest and dividend income and unrealized gain on our equity security investments from the cash raised from our 2025 Offerings, see Note 11 – Stockholders’ Equity for a summary of the cash raised from financing activities. Combined with a decrease of approximately $427,000 in interest expense, amortization of debt discount and issuance costs for the 2022 Convertible Exchange Notes and 2023 Additional Notes during the three months ended September 30, 2025, which were repaid in full during the nine months ended September 30, 2025. For a summary of our outstanding Notes Payable, see Note 10 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Net Loss

	Three Months Ended
	September 30,
	2025	2024	Decrease
Net loss	$(7,480,856)	$(9,526,268)	$2,045,412

As a result of the net effects of the foregoing, offset by an increase of approximately $307,000 in our provision for income taxes associated with Apeiro, net loss decreased by $2,045,412, or 21%, to $7,480,856 for the three months ended September 30, 2025, compared with $9,526,268 for the three months ended September 30, 2024. Net loss per share of Common Stock, basic and diluted, was $(0.03) for the three months ended September 30, 2025, compared with $(0.15) for the three months ended September 30, 2024.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

	Nine Months Ended September 30,
	2025	2024	Increase (Decrease)
Revenue, net	$20,619,880	$3,063,652	$17,556,228
Cost of goods sold	13,194,865	3,601,969	9,592,896
Gross profit (loss)	7,425,015	(538,317)	7,963,332
Operating expenses:
General and administrative	22,583,398	12,177,062	10,406,336
Sales and marketing	7,695,545	4,040,798	3,654,747
Research and development	12,209,164	9,335,323	2,873,841
Total operating expenses	42,488,107	25,553,183	16,934,924
Operating loss	(35,063,092)	(26,091,500)	(8,971,592)
Total other income (expense), net	3,003,192	(1,580,588)	4,583,780
Loss before provision for income taxes	(32,059,900)	(27,672,088)	(4,387,812)
Provision for income taxes	307,456	-	307,456
Net loss	$(32,367,356)	$(27,672,088)	$(4,695,268)

Revenues

	Nine Months Ended September 30,
	2025	2024	Increase (Decrease)
Revenue, net
Ondas Networks	$488,042	$1,416,418	$(928,376)
OAS	20,131,838	1,647,234	18,484,604
Total	$20,619,880	$3,063,652	$17,556,228

Our revenues increased by $17,556,228 to $20,619,880 for the nine months ended September 30, 2025, compared to $3,063,652 for the nine months ended September 30, 2024. Revenues during the nine months ended September 30, 2025, included $12,273,391 for products, $7,896,114 for service and subscriptions, and $450,375 for development agreements. Revenues during the nine months ended September 30, 2024, included $175,426 for products, $1,495,887 for service and subscriptions, and $1,392,339 for development agreements. The increase in our revenues were primarily the result of approximately $12,098,000 in increased product sales and approximately $6,400,000 in increased service and subscription revenue at OAS from sales of our Optimus System™, Iron Drone Raider™, and Apeiro ground robots with associated services in the nine months ended September 30, 2025, but no comparable sales in the nine months ended September 30, 2024. These increases were offset by a decrease of approximately $942,000 in development revenue at Ondas Networks during the nine months ended September 30, 2025.

Cost of goods sold

	Nine Months Ended September 30,
	2025	2024	Increase (Decrease)
Cost of goods sold:
Ondas Networks	$1,236,132	$1,515,774	$(279,642)
OAS	11,958,733	2,086,195	9,872,538
Total	$13,194,865	$3,601,969	$9,592,896

Our cost of goods sold increased by $9,592,896 to $13,194,865 for the nine months ended September 30, 2025, compared to $3,601,969 for the nine months ended September 30, 2024. The increase in cost of goods sold was primarily the result of increased revenue for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. Cost of goods sold at OAS did not increase in the same ratio as revenue due to the increase in product revenue at OAS, which included sales of our Optimus System™ and Iron Drone Raider™, which has higher margins compared to service and non-recurring engineering development revenue recognized for the nine months ended September 30, 2024, which was also adversely impacted by fixed service delivery costs at OAS.

Gross profit (loss)

	Nine Months Ended September 30,
	2025	2024	Increase (Decrease)
Gross profit (loss):
Ondas Networks	$(748,090)	$(99,356)	$(648,734)
OAS	8,173,105	(438,961)	8,612,066
Total	$7,425,015	$(538,317)	$7,963,332

Our gross profit increased by $7,963,332 to $7,425,015 for the nine months ended September 30, 2025, compared to a gross loss of $538,317 for the nine months ended September 30, 2024. Gross profit for the nine months ended September 30, 2025 and 2024 was 36% and (18%), respectively. The increase in gross profit of 54% is primarily related to the increase in product revenue at OAS, which has higher gross profit margins as compared to the service and non-recurring engineering development revenue recognized in the nine months ended September 30, 2024, which was also adversely impacted by fixed service delivery costs at OAS.

Operating Expenses

	Nine Months Ended September 30,
	2025	2024	Increase
Operating expenses:
General and administrative	$22,583,398	$12,177,062	$10,406,336
Sales and marketing	7,695,545	4,040,798	3,654,747
Research and development	12,209,164	9,335,323	2,873,841
Total	$42,488,107	$25,553,183	$16,934,924

Our principal operating costs include the following items as a percentage of total expense.

	Nine Months Ended September 30,
	2025	2024
Human resource costs, including benefits	58%	41%
Travel and entertainment	3%	2%
Other general and administrative costs:
Professional fees and consulting expenses	8%	9%
Other expense	5%	12%
Depreciation and amortization	10%	14%
Other research and deployment costs, excluding human resources and travel and entertainment	13%	19%
Other sales and marketing costs, excluding human resources and travel and entertainment	3%	3%

Operating expenses increased by $16,934,924, or 66%, as a result of the following items:

Nine Months Ended September 30, 2025
Human resource costs, including benefits	$14,270,825
Travel and entertainment	431,795
Other general and administrative costs:
Professional fees and consulting costs	1,280,791
Other expense	(722,430)
Depreciation and amortization	272,779
Other research and development costs, excluding human resources and travel and entertainment	838,310
Other sales and marketing costs, excluding human resources and travel and entertainment	562,854
$16,934,924

The increase in operating expenses was primarily due to:

(i)	An increase of approximately $14,271,000 in human resource costs, including an increase in stock-based compensation at the Company of approximately $7,718,000 for vesting of new stock options and RSUs granted during the nine months ended September 30, 2025, an increase of approximately $1,928,000 related to an increase in taxable fringe benefit expense, for tax on employee benefits such as Company subsidized vehicles, meals, and other expenses, at OAS primarily as the result of an audit by the Israeli government for previous years, an increase of approximately $1,641,000 in salary and benefit expense related to an increase in headcount and bonus expense in our general and administrative department as we build out our management team at OAS and Ondas Holdings, an increase of approximately $1,460,000 in salary and benefit expense related to an increase in headcount and bonus expense in our research and development department, and an increase of approximately $1,524,000 in salary and benefit expense related to an increase in headcount and bonus expense in our sales and marketing department to support our growing pipeline;

(ii)	An increase of approximately $432,000 in travel and entertainment, primarily related to increased travel for sales and product demonstration opportunities and increased trade show attendance;

(iii)	An increase of approximately $1,281,000 in professional fees and consulting expenses, of which an increase of approximately $901,000 relates to legal fee costs associated with acquisitions during the quarter, pending acquisitions completed in the fourth quarter, debt repayments, and other corporate matters and strategic initiatives, combined with the $550,000 recovery of legal fees from the settlement agreement for legal proceedings related to Ardenna, which reduced our legal fee expenses during the nine months ended September 30, 2024. These increases were partially offset by a decrease of approximately $170,000 in consulting, contractor and other professional expenses as needs were filled through internal hires;

(iv)	A decrease of approximately $722,000 in other expense, primarily related to a decrease of approximately $603,000 in rent and facilities charges primarily at Ondas Networks which was paying two office leases during the nine months ending September 30, 2024 as compared to one lease during the nine months ended September 30, 2025 and a reduction in common area shared expenses under their new lease, and approximately $111,000 relates to a reduction in the Company’s D&O, E&O and general liability insurance expense;

(v)	An increase of approximately $273,000 in depreciation and amortization related to intangibles acquired in our acquisitions and additional purchases of equipment and leasehold improvements during the nine months ended September 30, 2025;

(vi)	An increase of approximately $838,000 in other research and development costs, excluding human resources and travel and entertainment, of which an increase of approximately $2,051,000 occurred at OAS related to an increase of approximately $911,000 in cloud-based software expenses, an increase of approximately $548,000 in use of third-party consultants and allocation of general expenses to research and development, and a one-time settlement of approximately $592,000 for of all amounts due to a vendor under previous development and manufacturing agreements, which reduced other research and development costs, excluding human resources and travel and entertainment, during the nine months ended September 30, 2024. This increase was offset by a decrease of approximately $1,213,000 at Ondas Networks primarily related to a decrease in use of third-party research and development contractors and consultants; and

(vii)	An increase of approximately $563,000 in other sales and marketing costs, excluding human resources and travel and entertainment, of which approximately $272,000 relates to an increase in use of sales and marketing third-party contractors and consultants, and approximately $291,000 relates to increased attendance at trade shows and other marketing events and equipment purchases and costs association with demonstrations.

Operating Loss

	Nine Months Ended
	September 30,
	2025	2024	Increase
Operating loss	$(35,063,092)	$(26,091,500)	$(8,971,592)

As a result of the foregoing, our operating loss increased by $8,971,592 or 34%, to $35,063,092 for the nine months ended September 30, 2025, compared with $26,091,500 for the nine months ended September 30, 2024. Operating loss increased as a result of the increase of $16,934,924 in operating expenses described above for the nine months ended September 30, 2025, partially offset by the increase of $7,963,332 in gross profit for the nine months ended September 30, 2025.

Total Other Income (Expense), net

	Nine Months Ended
	September 30,
	2025	2024	Increase
Total other income (expense), net	$3,003,192	$(1,580,588)	$4,583,780

Total other income, net increased by $4,583,780, to $3,003,192 for the nine months ended September 30, 2025, compared with the other expense, net of $1,580,588 for the nine months ended September 30, 2024. Total other income, net increased primarily as a result of the increase of approximately $9,030,000 in interest and dividend income and unrealized gain on our equity security investments from the cash raised from our 2025 Offerings, see Note 11 – Stockholders’ Equity for a summary of the cash raised from financing activities. Offset by an increase of approximately $3,515,000 in interest expense, amortization of debt discount and issuance costs for the 2024 Additional Notes, Ondas Networks Convertible Notes, OAS Convertible Notes, and Networks Secured Note. For a summary of our outstanding Notes Payable, see Note 10 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements. Further offset by an increase in other expense of approximately $931,000 from the change in fair value of government grant liability and foreign exchange loss, net.

Net Loss

	Nine Months Ended
	September 30,
	2025	2024	Increase
Net loss	$(32,367,356)	$(27,672,088)	$(4,695,268)

As a result of the net effects of the foregoing, combined with an increase of approximately $307,000 in our provision for income taxes associated with Apeiro, net loss increased by $4,695,268, or 17%, to $32,367,356 for the nine months ended September 30, 2025, compared with $27,672,088 for the nine months ended September 30, 2024. Net loss per share of Common Stock, basic and diluted, was $(0.21) for the nine months ended September 30, 2025, compared with $(0.46) for the nine months ended September 30, 2024.

Summary of (Uses) and Sources of Cash

	Nine Months Ended September 30,
	2025	2024
Net cash flows used in operating activities	$(26,017,625)	$(25,360,649)
Net cash flows used in investing activities	(18,743,619)	(1,659,366)
Net cash flows provided by financing activities	448,155,480	14,871,301
Increase (decrease) in cash, cash equivalents, and restricted cash	403,394,236	(12,148,714)
Cash, cash equivalents, and restricted cash, beginning of period	29,999,321	15,022,000
Cash, cash equivalents, and restricted cash, end of period	$433,393,557	$2,873,286

The principal use of cash in operating activities for the nine months ended September 30, 2025, was to fund the Company’s current expenses primarily related to operating activities necessary to allow us to service and support customers.

The increase in cash flows used in operating activities of approximately $657,000 was primarily due to an increase in net loss of approximately $4,695,000, of which approximately $5,460,000 related to non-cash and credits, including investment gains, depreciation, amortization of debt discount and issuance costs, amortization of intangibles assets, amortization of right of use assets, change in fair value of government grant liability, and stock-based compensation, offset by changes in operating assets and liabilities resulting in a cash outflow of approximately $1,422,000.

The increase in cash flows used in investing activities of approximately $17,084,000 primarily relates to the purchase of equity securities and long-term equity investment of approximately $11,587,000 and cash paid for acquisitions of approximately $6,659,000, offset by a decrease in purchases of equipment of approximately $1,169,000 in the nine months ended September 30, 2025.

The increase in cash flows provided by financing activities of approximately $433,284,000 primarily relates to the combined net proceeds of approximately $422,309,000 received from 2025 Offerings during the nine months ended September 30, 2025, compared to the net proceeds received from the sale of Common Stock in the Company of approximately of $7,327,000 during the nine months ended September 30, 2024, combined with proceeds of approximately $1,158,000 from the exercise of warrants in OAS, the increase in proceeds from the exercise of stock options and warrants of approximately $23,541,000 during the three months ended September 30, 2025. These increases were partially offset by the decrease in net proceeds of approximately $1,937,000 from the issuance of notes payable and convertible notes payable, a decrease in net proceeds of approximately $4,375,000 from the sale of preferred stock in Ondas Networks during the nine months ended September 30, 2024, and a decrease in proceeds, net of repayments, of approximately $85,000 from government grants.

Liquidity and Capital Resources

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. As of September 30, 2025, we had an accumulated deficit of approximately $268,723,000. As of September 30, 2025, we had net long-term borrowings outstanding of approximately $2,489,000 and short-term borrowings outstanding of approximately $12,541,000, net of debt discount and issuance costs of approximately $177,000, including accrued interest of approximately $712,000, of which approximately $456,000 is due to related parties. As of September 30, 2025, we had cash and restricted cash of approximately $433,394,000 and working capital of approximately $447,568,000. We had approximately $26,018,000 of net cash flows used in operations for the nine months ended September 30, 2025.

In 2024, we raised approximately $36,997,000 of net proceeds from issuance of convertible notes in Ondas Holdings, Ondas Networks, and OAS; approximately $1,422,000 of net proceeds from issuance of secured notes in Ondas Networks; approximately $7,304,000 of net proceeds from issuing Common Stock, warrants in Ondas Holdings, and warrants in OAS; and approximately $4,375,000 in net proceeds from issuing additional redeemable preference shares in Ondas Networks and warrants in Ondas Holdings.

During the nine months ended September 30, 2025, we raised approximately $422,309,000 in proceeds, net of issuance costs, from registered offerings, $24,708,000 from the exercise of stock options and warrants, $923,000 in proceeds, net of issuance costs, from issuance of convertible notes in Ondas Networks, and $365,000 in Israeli government grants to Airobotics.

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

Management believes the actions discussed above sufficiently alleviate the previously identified conditions that raised substantial doubt, and the Company will have sufficient capital resources to fund its operations for the next twelve months from the date these interim financial statements are issued.

Management has concluded that substantial doubt about the Company’s ability to continue as a going concern no longer exists as of the issuance date of these unaudited condensed consolidated financial statements.

We expect to fund our operations for the next twelve months from the filing date of this Quarterly Report on Form 10-Q from the cash on hand as of September 30, 2025, gross profits generated from revenue growth, potential prepayments from customers for purchase orders, potential proceeds from warrants issued and outstanding, and additional funds that we may seek through equity or debt offerings and/or borrowings under additional notes payable, lines of credit or other sources.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we had no off-balance sheet arrangements.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are neither historical facts nor assurances of future performance. These forward-looking statements are based on our current, reasonable expectations and assumptions, which expectations and assumptions are subject to risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our 2024 Form 10-K, which was filed with the SEC on March 12, 2025, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, which was filed with the SEC on August 12, 2025. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2025. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2025.

As permitted by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition and management plans to exclude Apeiro from its assessment of internal control over financial reporting as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently involved in any legal proceeding or investigation by a governmental agency that we believe will have a material adverse effect on our business, financial condition or operating results. See Note 15 – Commitments and Contingencies for a description of our legal proceedings.

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

There have been no material changes to the Risk Factors previously disclosed in the 2024 Form 10-K, except as disclosed under Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None, other than those previously disclosed in a Current Report on Form 8-K and described below.

The shares of the Common Stock that may be issued, at the Company's sole discretion, pursuant to the SPO Agreement as consideration in connection with the SPO Contingent Consideration and SPO Options, will be exempt from registration under the Securities Act, in accordance with Regulation S thereunder. We relied on this exemption from registration based in part on the representations made by the equity holders. See Note 17. “Subsequent Events – SPO Transaction” for a description of the SPO Acquisition.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Name of Document

2.1+	Share Purchase Agreement, by and amount the Company, Apeiro Motion Ltd., and Mr. Rotem Lesher, solely in his capacity as the representatives, agents and attorneys-in-fact of the Indemnifying Parties, dated August 18, 2025 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2025).

2.2+	Share Purchase Agreement, by and amount the Company, Smart Precision Optics S.P.O LTD., and Shamir Investment Entrepreneurship ACS LTD., dated August 20, 2025 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2025).

2.3+	Side Letter, by and amount the Company, Smart Precision Optics S.P.O LTD., and Shamir Investment Entrepreneurship ACS LTD., dated August 20, 2025 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2025).

2.4+	Share Purchase Agreement, by and among the Company, 4M Defense Ltd., Chirokka Holding Ltd., Mr. Itzik Malka, and Mr. Nir Cohen, dated October 24, 2025 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2025).

2.5+	Share Purchase Agreement, by and among the Company, Sentry CS Ltd, shareholders listed on Exhibit B thereto, and Sagitta Holdco SARL, solely in its capacity as the representative, agent and attorney-in-fact of the Indemnifying Parties (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2025).

4.1	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2025).

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2025).

10.1	Form of OAS Letter Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2025).

10.2	Registration Rights Agreement, dated October 29, 2025, by and among the Company, Mr. Itzik Malka and Mr. Nir Cohen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2025).

10.3	Letter Agreement, dated July 3, 2025, by and among Ondas Holdings Inc. and the signatories thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2025).

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a) dated November 13, 2025*

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a) dated November 13, 2025*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated November 13, 2025**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated November 13, 2025**

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

+	Schedules and Exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 13, 2025	ONDAS HOLDINGS INC.

	By:	/s/ Eric A. Brock
Eric A. Brock
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Neil J. Laird
Neil J. Laird
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)