Form 10-K
period 2025-12-31
Ondas Inc.
filed 2026-03-30
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39761

Ondas Inc.

(Exact name of registrant as specified in its charter)

Nevada	47-2615102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Lakeview Avenue, Suite 800, West Palm Beach, Florida 33401

(Address of principal executive offices) (Zip Code)

(888) 350-9994

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001	ONDS	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

As of March 25, 2026, the number of shares outstanding of the issuer’s common stock was 467,133,265. The aggregate market value of the registrant’s common stock held by non-affiliates, computed by reference to the price at which the common stock was last sold on June 30, 2025, was approximately $392 million.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” “Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Risk Factor Summary

Our business is subject to a number of risks and uncertainties, including those highlighted in the section titled “Item 1A. Risk Factors” in this Annual Report on Form 10-K. Some of these principal risks include the following:

Risks Related to Our Business and Industry

●	We have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability.

●	The Company operates in evolving markets, which makes it difficult to evaluate the Company’s business and future prospects.

●	Failure to manage our planned growth could place a significant strain on our resources.

●	If we fail to retain our existing customers or do not acquire new customers in a cost-effective manner, our revenue may decrease and our business, financial condition or results of operations may be harmed.

●	Material delays or defaults in customer payments could leave us unable to cover expenditures related to such customer’s projects, including the payment of our subcontractors.

●	Our marketing efforts depend significantly on our ability to receive positive references from our existing customers.

●	Our technology, products and services have only been developed in the last several years and we have had only limited opportunities to deploy and assess their performance in the field at full scale.

●	We expect to incur substantial research and development costs and devote significant resources to identifying and commercializing new products and services, which could significantly reduce our profitability and may never result in revenue to us.

●	If our products do not interoperate with our customers’ other systems, the purchase or deployment of our products and services may be delayed or cancelled.

●	Cyberattacks through security vulnerabilities could lead to disruption of business, reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position.

●	If the Company is required to write down goodwill and other intangible assets, the Company’s financial condition and results could be negatively affected.

●	War, terrorism, and other acts of violence may affect the markets in which we operate, our clients and our product and service delivery.

●	We may not be able to secure adequate insurance policies, or secure insurance policies at reasonable prices.

●	Litigation may adversely affect our business, financial condition, and results of operations.

●	Our products have inherent safety risks, as they often operate in hazardous industrial environments and are relied on by our customers to operate in a safe manner. If the reliability of our products fails to meet expected levels during commercial operation, this could result property damage, injury, death, financial harm to the business, and/or brand harm to the business.

Risks Related to Regulatory Requirements

●	We and our customers operate in a highly regulated business environment and changes in regulation could impose costs on us or make our products less economical.

●	Failure to obtain necessary regulatory approvals from the Federal Aviation Administration (“FAA”) or other governmental agencies, or limitations put on the use of small UAS in response to public privacy and other concerns, may prevent us from expanding the sales of our drone solutions to industrial and government customers in the United States.

●	Substantially all our current products depend on the availability and are subject to the use of licensed radio frequencies regulated by the Federal Communications Commission (“FCC”) in the United States.

●	As a manufacturer of commercial UAS, we are subject to various government regulations, restrictions and requirements, and may be subject to additional regulations in the future, violation of which could subject us to sanctions or otherwise harm, restrict or add costs to our business.

Risks Related to our Intellectual Property

●	Our ability to protect our intellectual property and proprietary technology is uncertain.

●	Our business may suffer if it is alleged or found that our products infringe the intellectual property rights of others.

●	Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

Risks Related to our Financial and Tax Results

●	We will need to generate significant sales to achieve profitable operations.

●	Our future profitability may be dependent upon achieving cost reductions and projected economies of scale from increasing manufacturing quantities of our products. Failing to achieve such reductions in manufacturing costs and projected economies of scale could materially adversely affect our business.

●	If our internal controls over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

●	Following the completion of the 2025 acquisitions, our exposure to fluctuations in foreign currency exchange rates has increased.

●	We are subject to income taxes in the U.S. and in numerous non-U.S. jurisdictions. Due to the potential for changes to tax laws and regulations or changes to the interpretation thereof (including regulations and interpretations pertaining to the U.S. Tax Cuts and Jobs Act (“TCJA”) or the One Big Beautiful Bill Act (“OBBBA”)), the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, the complexity of our intercompany arrangements, uncertainties regarding the geographic mix of earnings in any particular period, and other factors, our estimates of effective tax rate and income tax assets and liabilities can be incorrect and our financial statements could be adversely affected.

Risks Related to our Common Stock

●	We may issue more shares to raise additional capital, which may result in substantial dilution.

PART I

Item 1. Business

This business description should be read in conjunction with our audited Consolidated Financial Statements and accompanying notes thereto appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”), which are incorporated herein by this reference.

The use of the words “we,” “our,” the “Company,” and “Ondas” in this Form 10-K refers to Ondas Inc. and its subsidiaries.

Corporate Overview

Ondas, Inc. (together with its subsidiaries, the “Company,” “Ondas,” “we,” “us,” or “our”) is a defense, security, and critical infrastructure technology company organized around three business units: Ondas Autonomous Systems Inc. (“OAS”), Ondas Networks Inc. (“Ondas Networks”), and Ondas Capital Inc. (“Ondas Capital”). Through these business units, we develop and commercialize autonomous systems, private wireless networking technologies, and strategic investment and partnership initiatives that support the scaling and adoption of mission-critical solutions for governments and industrial customers.

●	OAS focuses on autonomous and unmanned aerial and ground systems and integrated mission solutions for defense, homeland security, public safety, and other critical infrastructure and industrial end markets. Through its product company subsidiaries, OAS develops, commercializes and delivers integrated capabilities across Counter-Unmanned Aerial System (“CUAS”), aerial Intelligence, Surveillance, and Reconnaissance (“ISR”), and Unmanned Ground Vehicle (“UGV”) applications.

●	Ondas Networks provides mission-critical private wireless connectivity solutions for Industrial Internet of Things (IOT) applications, enabling secure, reliable, wide-area communications and edge data transport in demanding critical infrastructure environments.

●	Ondas Capital supports our growth strategy through strategic investments, partnerships, and capital formation initiatives intended to accelerate technology development, expand market access, and enhance long-term value creation across the Ondas platform.

We manage these business units as distinct operating platforms aligned to complementary end markets and customer requirements. Our approach is designed to combine advanced autonomy, secure communications, and integrated operating capabilities to help customers improve situational awareness, operational resilience, and safety and security outcomes in complex, regulated, and often contested environments.

Ondas Autonomous Systems Inc.

Overview

OAS develops, integrates, and operates autonomous systems and mission solutions focused primarily on defense and security applications, while also serving selected Tier-1 commercial and critical infrastructure customers. OAS is built around a Systems-of-Systems orientation: we integrate autonomous platforms, sensor payloads, communications, command-and-control, effectors and operational services into cohesive solutions designed to deliver mission outcomes rather than standalone products.

OAS’ strategy is guided by a Core + Strategic Growth Program:

●	Core: scale and expand our primary unmanned and autonomous platform portfolio and operating capabilities in defense, homeland security, and public safety markets, with a focus on repeatable deployments, sustained performance, and lifecycle support.

●	Strategic: selectively add technologies, partnerships, markets and capabilities that expand addressable missions, improve platform performance, accelerate go-to-market execution, and strengthen our ability to deliver integrated solutions at scale.

OAS’ Pillars and missions

OAS has assembled technology and go-to-market platforms oriented around four priority Pillars: C-UAS, ISR, UGV and LMS.  Based on these pillars, OAS can address a variety of missions: site & critical assets protection, border protection and support to maneuvering forces.

OAS’ pillars

1.	Counter-UAS (CUAS): OAS develops and integrates solutions designed to detect, track, and defeat small hostile drones threatening critical assets, facilities, borders and operations. Our CUAS focus emphasizes rapid response, autonomous operations, and scalable deployment concepts appropriate for defense, homeland security, and public safety end users, as well as high-value critical infrastructure sites.

2.	Aerial ISR and Automated Data Collection: OAS provides autonomous aerial ISR solutions for persistent situational awareness, inspection, monitoring, and security missions in complex environments including urban areas, sensitive facilities, and remote field operations. Our systems are designed for high-frequency, repeatable missions with automated data collection workflows and operational reliability suited for mission-critical use cases.

3.	Unmanned Ground Vehicles (UGVs) and Ground-Domain Autonomy: OAS is expanding its integrated autonomy offering to include ground-domain capabilities that complement aerial systems and broaden mission coverage for defense and security customers. Our UGV efforts are focused on practical operational use cases—such as perimeter support, remote sensing, demining and ground ISR—implemented as part of an integrated operating architecture.

4.	Loitering Munition System (LMS): OAS is expanding its capabilities into One Way Drones for a variety of missions including ISR defense and strike.

Systems-of-Systems Orientation and Integrated Delivery

OAS differentiates itself by delivering integrated solutions that combine platforms and services into an operational system tailored to customer missions. Depending on the deployment, OAS solutions may include: autonomous aircraft or interceptors, ground robotic assets, sensor payloads, communications links, command-and-control software, data workflows, training, safety planning, maintenance, and field services.

This integrated approach is designed to support customer adoption by addressing the full lifecycle—deployment planning, operational readiness, sustainment, and continuous improvement—rather than limiting delivery to hardware alone. Our objective is to enable customers to operationalize autonomy across multiple mission domains with a unified operating concept.

Systems-of-Systems Orientation and Integrated Delivery

Platform Portfolio and Regulatory Leadership

OAS markets and delivers integrated autonomous mission solutions built on a portfolio of aerial, ground, sensing, and counter-drone technologies assembled across its operating subsidiaries and affiliated platforms. Our portfolio is designed to enable persistent situational awareness, site protection, and mission execution in complex environments, with a focus on defense, homeland security, public safety, and selected critical infrastructure end markets. OAS’ Systems-of-Systems orientation enables customers to deploy these capabilities as a unified operating solution—integrating autonomous platforms, sensors, communications, command-and-control, and operational services—rather than as standalone products.

Aerial Autonomy Platforms: Optimus and Automated Drone Operations

Through Airobotics, OAS provides the Optimus System™, a fully autonomous aerial platform designed for persistent, repeatable missions including ISR, monitoring, inspection, and security operations. Optimus is intended for operations in complex environments—urban areas, sensitive facilities, and remote field areas—where autonomous capability, operational reliability, and consistent data capture are critical. The Optimus platform is supported by an integrated operating concept that can include automated mission planning and execution, payload integration, data workflows, and sustainment services.

OAS also benefits from the regulatory and operational leadership established by American Robotics in automated drone operations. American Robotics received FAA Type Certification for the Optimus 1-EX on September 25, 2023, a milestone intended to support scalable autonomous operations within the U.S. National Airspace System. Type Certification is recognized as a high standard of airworthiness compliance and is designed to streamline operational approvals for expanded autonomous flight scenarios, including mission profiles aligned with persistent aerial data capture and security operations.

Counter-UAS and Site Protection: Iron Drone and CoRF (Sentrycs)

OAS is building a comprehensive counter-UAS (“CUAS”) and site protection platform that integrates detection, tracking, and defeat/mitigation capabilities across multiple deployment scenarios.

●	Iron Drone Raider™ (Airobotics): OAS markets Iron Drone Raider™, a fully autonomous interceptor drone designed to neutralize small hostile drones threatening critical assets, facilities, and operations. Iron Drone Raider is designed for rapid response and autonomous engagement concepts in high-consequence environments, supporting defense, homeland security, and public safety missions.

●	CoRF CUAS (Sentrycs): OAS also integrates CUAS capabilities through Sentrycs’ CoRF platform, which is designed to counter unauthorized drones through cyber and RF-based techniques. CoRF is intended to provide detection, identification, tracking, and mitigation capabilities that can be deployed across fixed sites and mobile operations, supporting protection of critical infrastructure, defense installations, and sensitive facilities. In a Systems-of-Systems framework, CoRF can operate as a core element of a layered CUAS architecture—integrating with sensors, command-and-control, and response assets such as interceptor solutions.

Together, Iron Drone and CoRF expand OAS’ ability to deliver CUAS solutions across a spectrum of mission requirements, including persistent site protection, event security, and defense force protection use cases.  Ground-Domain Autonomy and Land Intelligence: 4M Defense, Roboteam, and Apeiro Motion. OAS is expanding its platform portfolio beyond aerial systems to include ground-domain autonomy, robotic mission execution, and land intelligence solutions—capabilities that are increasingly relevant to defense and security customers operating in contested environments and post-conflict stabilization settings.

●	4M Defense: OAS incorporates land intelligence capabilities through 4M Defense, supporting applications related to demining and clearing land of unexploded ordnance (“UXO”) and other battlefield remnants. These capabilities are designed to provide actionable land intelligence outputs that improve safety and operational planning for defense forces, civil authorities, and infrastructure operators, including assessment, prioritization, and management of land clearance activities.

●	Roboteam: OAS leverages unmanned ground vehicle (“UGV”) and tactical ground robotics capabilities through Roboteam. These systems are designed to support defense and security missions where ground robotics can reduce risk to personnel, extend reach into hazardous environments, and enable mission execution in constrained or contested terrain. Roboteam’s capabilities can be integrated into broader mission architectures alongside aerial ISR and CUAS systems.

●	Apeiro Motion: OAS further strengthens its ground autonomy stack through Apeiro Motion, which supports enhanced navigation, mobility, and autonomy performance for robotic platforms operating in complex environments. These capabilities are intended to improve operational effectiveness of ground robotic systems, particularly in environments where localization, mobility, and autonomous performance are critical to mission outcomes.

Strategic Value Creation and Portfolio Integration

Ondas is executing a deliberate strategy to drive revenue synergy and long-term value creation through the delivery of effective, agile, and integrated defense solutions. Rather than operating as a collection of independent product companies, OAS aligns the portfolio around the ability to provide cohesive mission systems that combine sensing, communications, cyber-over-RF technologies, autonomous air and ground platforms, and advanced command-and-control capabilities. This integration expands solution scope per customer, accelerates deployment cycles, and increases cross-portfolio revenue density, positioning Ondas as a scalable solutions provider in rapidly evolving defense and homeland security markets.

Autonomous systems play a central role in this strategy. In an environment characterized by mass threats, distributed risks, and rapid operational tempo, autonomy is a force multiplier, enabling customers to respond at scale while maintaining cost-effectiveness and operational flexibility. Our deployed capabilities across Counter-UAS, force protection, border security, and critical infrastructure protection provide operational credibility today, while serving as a foundation for broader system-level integration.

This integration is enabled by our Autonomy Core and scalable Sensor-to-Effector framework, an architectural foundation that connects detection, decision, and response into a unified operational layer. The Autonomy Core functions as an enabling infrastructure, allowing standalone technologies to operate as interoperable systems and unlocking higher-value mission configurations. Through disciplined M&A guided by technological complementarity and architectural fit, OAS strengthens this core with each portfolio addition. OAS expands the value proposition into loitering munitions, reinforcing our Sensor-to-Effector capability and deepening our ability to deliver integrated operational solutions across multiple domains.

Looking ahead, OAS evolves toward next-generation deployment models that emphasize higher-volume scalability and production efficiency, aligned with the growing demand for cost-effective, rapidly deployable defense systems. By integrating complementary technologies, leveraging cross-group sales channels, and aligning product roadmaps under a common architectural vision, Ondas is positioned to translate technological integration into operational advantage, and operational advantage into sustained revenue growth, improved capital efficiency, and long-term value.

Customers and End Markets

Ondas is strategically positioned to capture value within the rapidly expanding tactical unmanned sectors, specifically targeting the high-growth Counter-UAS (C-UAS) and Unmanned Ground Vehicle (UGV) markets. The C-UAS market represents a financial opportunity for us, with North American spending projected to reach $6.8 billion by 2028 and European spending accelerating at a remarkable 41.8% compound annual growth rate. To maximize this opportunity, our geographic focus is decisively anchored in Tier 1 countries—specifically North America, the UK, Germany, Poland, India, Japan, the UAE, and Singapore—whose respective regions aggregate to over $5.5 billion in combined C-UAS and UGV spending for 2025 alone.

Within these priority countries, we are targeting the most critical and well-funded domains, such as military base protection, mobile air defense, disaster recovery, regional patrolling, and the safeguarding of civilian critical national infrastructure. By delivering AI-driven decision layers and resilient connectivity, our C-UAS strategy directly answers the urgent market demand for networked, multi-layered defenses capable of neutralizing autonomous drone swarms.

Parallel to our airspace initiatives, the global UGV market offers a highly lucrative serviceable footprint that reached approximately $2.48 billion in 2024 and is expanding at a 6.3% compound annual growth rate. We are targeting these Tier 1 UGV markets, leveraging massive investments like the U.S. defense budget surging to nearly $748 million for small unmanned systems in FY2026, and European UGV spending projected to reach nearly $910 million by 2028.

Across these key nations, our UGV efforts are focused on the vital domains of autonomous battlefield logistics, tactical reconnaissance, disaster recovery, regional patrolling, and force protection, which are heavily prioritized to keep personnel out of harm’s way. By concentrating our software-defined, connectivity-first solutions squarely on these Tier 1 defense and homeland security markets, Ondas is perfectly aligned to capitalize on the largest, most urgent budgets in the global modern aerospace landscape.

OAS

OAS primarily targets defense, homeland security, and public safety customers, while also serving select commercial operators of critical infrastructure and high-value industrial and technology facilities. Target end markets include defense organizations, security agencies, public safety organizations, airports, ports, energy and industrial operators, and other entities requiring persistent situational awareness, site protection, and rapid response capabilities in complex environments.

Ondas Networks Inc.

Overview

Ondas Networks provides mission-critical wireless connectivity solutions to users relying on private networks, enabling Industrial Internet applications and services, which we refer to as the Mission-Critical Internet of Things (“MC-IoT”). MC-IoT applications typically operate at the edge of large industrial networks and require secure, reliable, real-time connectivity for operational systems that must function in challenging environments where downtime, latency, or compromised communications can create safety and security risks.

These requirements are present across major critical infrastructure markets, including rail, electric utilities, oil and gas, public safety, government, and other industrial applications where operators must collect, transmit, and act on data quickly and reliably over wide geographic areas using secure network infrastructure.

Standards Leadership and Technology Foundation

Ondas Networks’ intellectual property has been adopted by the Institute of Electrical and Electronics Engineers (“IEEE”) and forms the core of the IEEE 802.16 standard. Because standards-based communications solutions are often preferred by mission-critical customers and ecosystem partners, Ondas Networks maintains a leadership role in the evolution and adoption of IEEE 802.16 and related industrial wireless networking frameworks.

Product Platform

Ondas Networks designs, develops, manufactures, sells, and supports FullMAX, our patented software-defined radio (“SDR”) platform for secure, private, wide-area broadband networks. Customers deploy FullMAX to upgrade and expand legacy wide-area network infrastructure, enabling significantly increased throughput and supporting modern Internet-Protocol-based communications for next-generation industrial operating systems and edge applications.

Ondas Networks has historically targeted North American freight rail operators as an early adoption market for FullMAX. The rail sector has operated legacy narrowband systems with limited data capacity that constrain the deployment of modern train control, safety systems, and operational intelligence applications. Industry organizations, including the Association of American Railroads (“AAR”) and related industry bodies, have adopted IEEE 802.16 as a standards foundation for future private wireless networks.

Market Drivers

We believe industrial and critical infrastructure markets are at an inflection point as legacy analog and serial communications protocols increasingly fail to meet modern requirements for security, bandwidth, and real-time operational decision-making. FullMAX is intended to serve as an upgrade pathway that improves network performance and security while enabling the adoption of more data-intensive, software-driven operational systems across wide field areas.

Ondas Capital Inc.

Overview

Ondas Capital is the Company’s strategic investment and partnership platform. Ondas Capital is intended to support Ondas’ long-term value creation by identifying, evaluating, and advancing opportunities that strengthen our operating businesses—particularly OAS—through targeted investments, strategic partnerships, and other capital formation initiatives.

Role Within the Ondas Platform

Ondas Capital’s activities are designed to complement our operating businesses by helping to:

●	accelerate access to technologies and capabilities that expand or enhance our product and mission solutions;

●	support go-to-market execution through partnerships, distribution, and ecosystem development;

●	deepen relationships across defense, security, and industrial customer communities;

●	pursue opportunities that may broaden Ondas’ addressable markets or improve the scalability and resilience of our operating platform; and

●	generate attractive risk-adjusted returns on invested capital through disciplined underwriting and active portfolio stewardship.

Ondas Capital may pursue a range of strategic initiatives consistent with these objectives, including minority investments, structured partnerships, and other strategic arrangements intended to support the execution of our growth programs and enhance the overall Ondas platform.

Our Strategy

Our goal is to build a differentiated defense, security, and critical infrastructure technology platform by combining: (i) AI-enabled autonomous mission solutions through Ondas Autonomous Systems (“OAS”), (ii) secure, mission-critical private wireless connectivity through Ondas Networks, and (iii) disciplined strategic investing and partnerships through Ondas Capital to accelerate market access, capability expansion, and long-term value creation.

The key elements of our strategy include the following:

Ondas Autonomous Systems (OAS): Core + Strategic Growth Program

●	Drive program capture and expand existing customer programs across defense and security priority missions. We intend to continue converting customer engagements into scaled programs and expanding deployments with existing customers by emphasizing operational outcomes, repeatability, and lifecycle support. Our focus is on program execution in core mission areas including counter-UAS (“CUAS”), aerial and ground ISR, and autonomous site protection for defense, homeland security, public safety, and other high-consequence government and critical infrastructure customers.

●	Scale an integrated “Systems-of-Systems” offering that unifies platforms, sensing, C2, and field services. We intend to differentiate OAS by delivering integrated solutions—combining autonomous aerial systems, CUAS capabilities, and ground-domain autonomy with mission planning, deployment support, training, maintenance, and sustainment—designed to reduce customer integration burden and accelerate time-to-value. This strategy is intended to support repeatable deployments across multiple sites and customers.

●	Extend and scale our Strategic Growth program through targeted strategic acquisitions and integration of complementary capabilities. We intend to build on our successful efforts to expand OAS’ technology and go-to-market platform through strategic acquisitions, partnerships, and integration of complementary capabilities—across CUAS, autonomy, land intelligence, and robotics—to strengthen mission performance, broaden mission coverage, expand addressable customer requirements, and enhance competitiveness. We expect this approach to support larger opportunity pursuits, accelerate adoption with priority customers, and enable multi-domain deployments over time.

●	Execute Project Hive to develop an AI-enabled autonomous loitering munitions infrastructure for border and sensitive site protection. We intend to pursue Project Hive, a development and go-to-market initiative focused on an integrated system of AI-enabled autonomous loitering munitions infrastructure designed to protect borders and sensitive government locations. Project Hive is intended to align OAS’ Systems-of-Systems approach—integrating sensing, autonomy, mission management, and operational workflows—into a scalable architecture for high-priority defense and security missions.

Ondas Networks: North American Rail Network Adoption

●	Drive adoption of FullMAX across multiple private wireless networks in the North American rail market. We intend to focus our commercial execution on enabling expanded deployment of mission-critical private wireless networks for Class I rail operators and industry stakeholders as they upgrade legacy communications infrastructure. Our strategy emphasizes standards-based solutions, ecosystem partnerships, and field-proven performance to support multi-network adoption and broaden the set of operational applications enabled by increased bandwidth and secure connectivity.

Ondas Capital: Ukraine-to-US/EU Scaling Strategy

●	Identify battle-proven defense and security technologies and invest to open and scale U.S. and EU markets. We intend to advance a Ukraine-focused strategy centered on sourcing technologies validated in active operational environments and supporting their expansion through targeted investments, partnerships, and market-entry initiatives. This strategy is designed to accelerate commercialization with allied customers by pairing proven capabilities with Ondas’ operating platform, industrial partnerships, and go-to-market execution resources in the United States and Europe.

Our Business Model

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

After initial customer qualification, contracting and the receipt of a purchase order, we ship and install our platforms and solutions on the customer premises. Via American Robotics and Airobotics staff, we are planning for deployments and providing customers with complete support for all stages of implementation. Our field service personnel remain on location for a short period of time to ensure the programmed automated drone operations are meeting customer and regulatory requirements and implemented successfully on-prem, on-time and on-budget.

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

Our Products and Services

Ondas Autonomous Systems (OAS)

OAS provides integrated autonomous mission solutions for defense, homeland security, public safety, and selected critical infrastructure and industrial customers. Our offerings are designed to deliver turnkey outcomes—such as site protection, counter-drone defense, persistent aerial and ground ISR, and land intelligence—through a Systems-of-Systems architecture that integrates autonomous platforms, sensors, communications, command-and-control, AI-enabled autonomy, and lifecycle services.

OAS’ technology and services portfolio includes capabilities from Airobotics (Optimus and Iron Drone Raider), Sentrycs (CoRF CUAS), 4M Defense (land intelligence for demining and UXO clearance), Roboteam (UGVs and tactical ground robotics), and Apeiro Motion (autonomy and mobility software for robotic platforms). Depending on customer requirements, OAS solutions may be delivered as stand-alone mission systems or as integrated deployments combining aerial, CUAS, and ground-domain capabilities.

Integrated Solution Domains

OAS organizes its products and services around the following solution domains:

●	Counter-UAS (CUAS) and Site Protection Systems: Integrated solutions designed to detect, identify, track, and defeat or mitigate unauthorized drones in defense and security environments, including protection of borders, bases, sensitive facilities, and critical infrastructure.

●	Autonomous Aerial ISR and Automated Data Collection: Autonomous drone infrastructure enabling persistent and repeatable aerial missions for surveillance, inspection, monitoring, mapping, and rapid response, with integrated data workflows and mission management.

●	Ground ISR, Tactical Robotics, and Unmanned Ground Vehicles (UGVs): Ground robotic systems and enabling autonomy technologies designed to reduce risk to personnel, extend operational reach, and support ISR, route/perimeter operations, and other mission sets in complex environments.

●	Land Intelligence for Demining and UXO Clearance: Land intelligence capabilities supporting planning, prioritization, and management of demining and UXO clearance operations, producing actionable intelligence outputs to improve safety and accelerate land restoration.

Product and Technology Portfolio

Airobotics – Optimus System™ (Autonomous Aerial Infrastructure): The Optimus System™ is a fully autonomous drone platform designed for continuous and multipurpose operations across security, surveillance, and mission-critical data collection applications. Optimus is marketed as an “aerial drone infrastructure” solution intended to enable persistent aerial ISR and automated data workflows in complex environments, including urban areas, sensitive facilities, and remote field operations. The platform is typically deployed as a turnkey system with integrated mission execution, remote operations, and customer workflow integration.

Airobotics – Iron Drone Raider™ (Autonomous Interceptor System): The Iron Drone Raider™ is a fully autonomous interceptor drone system designed to neutralize small hostile drones that pose threats to defense and security operations. The system is intended to support rapid response and autonomous engagement concepts, including operation in demanding environments and the ability to integrate into broader site protection architectures. Iron Drone Raider is designed to complement detection and tracking layers by providing an autonomous response capability as part of a multi-layer CUAS solution.

Sentrycs – CoRF (Cyber/RF Counter-UAS Platform): CoRF is a CUAS platform designed to detect, identify, track, and mitigate unauthorized drones using cyber and RF-based techniques. CoRF is intended for deployment across defense, homeland security, and critical infrastructure environments, and can be integrated with other sensors and command-and-control systems. In a Systems-of-Systems deployment, CoRF can provide a core CUAS layer that supports both fixed-site protection and mobile operational scenarios and can be paired with response assets such as interceptor systems where required.

4M Defense – Land Intelligence for Demining and UXO Clearance: 4M Defense provides land intelligence capabilities supporting missions related to demining and clearing land of unexploded ordnance (UXO). These capabilities are intended to generate actionable land intelligence outputs that help defense forces, civil authorities, and infrastructure operators assess contaminated areas, prioritize clearance activities, improve safety, and accelerate land restoration. 4M Defense solutions are designed to support operational planning and execution in post-conflict and high-risk environments where UXO and battlefield remnants impede recovery and development.

Roboteam – Unmanned Ground Vehicles (UGVs) and Tactical Robotics: Roboteam contributes unmanned ground vehicle and tactical ground robotics capabilities designed to support defense and security missions where ground systems can reduce risk to personnel and operate in hazardous, constrained, or contested environments. These systems can support ISR, remote operations, and mission support tasks and may be deployed independently or as part of integrated mission solutions that combine aerial ISR and CUAS.

Apeiro Motion – Autonomy and Mobility Software for Robotic Platforms: Apeiro Motion provides software and enabling technologies intended to enhance autonomous performance for robotic platforms operating in complex environments. These capabilities can improve mobility, navigation, and mission execution for ground robotic systems and support deployment in environments where operational robustness and autonomy performance are critical. Apeiro Motion is intended to strengthen OAS’ integrated autonomy stack and support multi-domain deployments alongside aerial and CUAS solutions.

Services and Lifecycle Support

OAS complements its product portfolio with services designed to enable successful deployment, integration, and sustainment of mission systems. Depending on the customer and mission, services may include:

●	mission planning and solution design for specific sites and operating environments;

●	system integration (including sensor, C2, and network integration) and deployment support;

●	training, operational readiness, and safety planning;

●	maintenance, spares, and lifecycle sustainment services;

●	field services and ongoing operational support; and

●	data workflows and analytics integration to support mission outcomes.

OAS’ solutions are intended to reduce customer integration burden and accelerate time-to-value by providing an integrated operating approach that spans hardware, software, autonomy, and field services.

Ondas Networks

Ondas Networks has developed a next-generation radio platform specifically to meet the evolving data needs of large industrial and government customers and markets. These markets are differentiated from consumer markets in that the customers’ assets are dispersed over very wide and remote geographies with specific challenges to installation, maintenance, and upgrades. These challenges led us to design a new type of software-based radio platform capable of supporting a long useful life to the network hardware. Our software defined radio (“SDR”) architecture allows us to customize almost any aspect of the air interface protocol, the key components of which are patented and have been incorporated into new IEEE wireless standards. The ability to constantly improve customer networks and hosted software applications with flexible, over-the-air software upgrade helps create customer loyalty.

Our FullMAX SDR platform is designed to enable highly secure and reliable industrial-grade connectivity for truly mission-critical applications. An end-to-end FullMAX network consists of connected wireless base stations, fixed and mobile edge radios and supporting technology all enabled by critical software developed and owned by Ondas Networks. The Fog-computing capability integrated in our end-to-end FullMAX SDR platform, primarily through docker container technology, is valued by our customers and ecosystem partners as they seek to leverage the value of MC-IoT applications for improved safety, efficiency, and profitability. Our IEEE 802.16t compliant equipment is designed to optimize the performance of unused or underutilized VHF / UHF low frequencies licensed radio spectrum and narrower channels. We do this through various patented software algorithms including via “spectrum harvesting” techniques which aggregate narrowband channels to create increased broadband network capacity. Our channel aggregation algorithms include the ability to aggregate hard to utilize, non-contiguous narrowband channels and are a hallmark feature of a FullMAX broadband system.

The Market for Our Products and Services

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

Ondas competes in the large drone markets which was valued by a study by Grand View Research at $83.7 billion in 2025 and forecasted to grow further at a compound annual growth rate of 14% reaching $160.6 billion by 2030. In addition, Ondas provides drone services including drone data and data analytics based on multiple various sensors, in addition to maintenance, repair and operational service. According to Fortune Business Insights, drone market services is valued at $32.1 billion in 2025 and projected to grow to $213.9 billion by 2032. In the US, the FAA anticipates that the growth rate in the commercial drone sector will remain high over the next few years. This is primarily driven by the regulatory clarity that Part 107 rules continue to provide to industry. This is further supported by the Operations Over People final rule, published on December 28, 2020, which is the latest incremental step towards further integration of small drones into the national airspace. Ondas has secured a key position within this market, holding the first FAA Airworthiness Type Certificate, allowing it to apply to fly its drones in complex populated environments.

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

The North American Rail Network is vast in scale, consisting of 180,000 miles of track, 30,000 locomotives, and 1.6 million railcars. Within this large footprint there are 250,000 at grade highway crossings, with at least 65,000 of the crossings equipped with electronic systems today, a number which is expected to increase in the coming years. Applications that improve grade crossing safety are enabled by our FullMax platform. The Class I railroads currently operate four separate private wireless networks in support of train operations. Those networks are deployed using spectrum in the 160 MHz, 220 MHz, 450 MHz and 900 MHz bands. We believe a significant portion of the communications infrastructure has been in operation for more than 20 years and now requires a technological upgrade to support new applications and increased capacity requirements. Our FullMAX MC-IoT platform offers an excellent migration path for these applications. The Class I Railroads value the ability of our frequency agnostic SDR architecture to enable a substantial data capacity increase utilizing the railroad’s existing wireless infrastructure and dedicated FCC licensed radio frequencies, as well as the flexibility to adapt to and take advantage of future changes in spectrum availability, as well as future business and operational requirements. Based upon management estimates, we believe the addressable market for the four private North American Railroad networks is approximately $1.3 billion.

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

Our research and development expenses were approximately $20.9 million and approximately $12.5 million for the years ended December 31, 2025 and 2024, respectively.

Intellectual Property

We rely primarily on patent, trademark and trade secret laws to protect our proprietary technologies and intellectual property.

As of this filing, the OAS segment held a total of 13 issued patents in the U.S., 24 international issued patents, and ten international pending patent applications. The OAS segment’s patents expire between 2026 and 2042, subject to any patent extensions that may be available for such patents. The OAS segment’s intellectual property incorporates internally developed software and hardware design incorporating machine and computer vision and was developed with artificial intelligence and machine learning techniques. This intellectual property is critical to the development of end-to-end systems which reliably enable the automated operation of drones in real-world environments.

As of this filing, the Ondas Networks segment held a total of eight issued patents in the U.S., seven international issued patents, eight pending patent applications in the U.S., and four international pending patent applications. The Ondas Networks segment’s patents expire between 2026 and 2040, subject to any patent extensions that may be available for such patents. Our intellectual property centers around creating and maintaining robust, private, highly secure, broadband industrial wireless networks using our FullMAX radio technology for our mission critical customers’ networks. We view the Ondas Networks segment’s patents as a key strategic advantage as the markets for industrial wireless connectivity grows and as these industries move to standardized solutions and will enable us to earn licensing fees and/or royalties for the use of our patents.

We have a policy of requiring our officers, employees, contractors and other service providers and parties with which we do business to enter into confidentiality, non-disclosure (“NDAs”) and assignment of invention agreements before disclosure of any of our confidential or proprietary information.

Dependence on a Small Number of Customers

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue. During the year ended December 31, 2025, two customers accounted for approximately $27.8 million and $5.4 million of our revenue or approximately 55% and 11%, respectively. During the year ended December 31, 2024, three customers accounted for approximately $3.8 million, $1.9 million, and $745 thousand of our revenue or approximately 52%, 26%, and 10%, respectively. The loss of the 2025 customers or a decrease in the business conducted with such customers could have a material adverse impact on our business, financial condition or results of operations.

Competition

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

Governmental Regulations

Our operations are subject to various federal, state and local laws and regulations including: (i) authorization from the FCC and other global communications regulators for operation in various licensed frequency bands; (ii) FAA and other global Civil Aviation Authority regulations and approvals unique to the operation of commercial or industrial drones; (iii) customers’ licenses from the FCC; (iv) export controls and authorizations from the Department of State, Directorate of Defense Trade Controls (DDTC) under International Traffic in Arms Regulations (ITAR) for defense articles, or Department of Commerce, Bureau of Industry and Security (BIS) under the Export Administration Regulations (EAR) for dual use items; (v) licensing, permitting and inspection requirements applicable to contractors, electricians and engineers; (vi) regulations relating to worker safety and environmental protection; (vii) permitting and inspection requirements applicable to construction projects; (viii) wage and hour regulations; (ix) regulations relating to transportation of equipment and materials, including licensing and permitting requirements; (x) building and electrical codes; and (xi) special bidding, procurement and other requirements on government projects.

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

Certain Ondas subsidiaries located in or doing business in foreign jurisdictions are governed by export controls regulated by third countries for the manufacture, sale or export if its systems and products. Certain jurisdictions require export licenses or authorizations for defense or dual use articles. Also, subject to certain exemptions, a license may be required to initiate marketing activities.

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

Employees

As of December 31, 2025, we had approximately 459 full time employees and 36 part time employees, including 41 full-time employees allocated to Ondas Inc. and Ondas Networks, eight full-time employees allocated to Ondas Capital, and 410 full-time employees and 36 part-time employees allocated to the OAS segment. In addition, we have consulting agreements for manufacturing, supply chain, documentation, engineering, regulatory, IT, and business development support. Additionally, from time to time, we may hire temporary employees. We also utilize contractors to manufacture components, for certain research and development and for system deployment functions. None of our employees are covered by a collective bargaining agreement and we are unaware of any union organizing efforts. We consider our relationship with our employees to be good.

Information about our Executive Officers

The following table sets forth information on our executive officers as of the filing of this report.

Name	Age	Position
Eric A. Brock	55	Chairman, Chief Executive Officer and President
Neil J. Laird	73	Chief Financial Officer and Treasurer
Patrick Huston	57	Chief Operating Officer, General Counsel, and Secretary

Eric A. Brock - Chairman of the Board, Chief Executive Officer, and President

Mr. Brock has been the Chairman and Chief Executive Officer since 2018 and our President since June 9, 2023. Also, Mr. Brock has served as an officer and director of our subsidiaries since September 2018, including: Chairman of Ondas Networks Inc. since September 2018; Chairman of the Board and President of Ondas Autonomous Systems Inc. (“OAS”) since December 2023 and Co-Chief Executive Officer of OAS since August 2024; Chairman of American Robotics, Inc. since August 2021 and Secretary of American Robotics, Inc. since November 2023; Chairman of Airobotics Ltd. since January 2023; and Chairman and Chief Executive Officer of Ondas Capital Inc. since September 2025. Mr. Brock served as Secretary and Treasurer of OAS from December 2023 to December 2025; Chief Executive Officer of American Robotics, Inc. from June 2023 to October 2023; and as Chief Executive Officer of Ondas Networks Inc. from September 2018 to January 2025. Mr. Brock is an entrepreneur with over 30 years of global banking and investing experience. He served as a founding Partner and Portfolio Manager with Clough Capital Partners, a Boston-based investment firm, from 2000 to 2017. Prior to Clough, Mr. Brock was an investment banker at Bear, Stearns & Co. and an accountant at Ernst & Young, LLP. Mr. Brock holds an MBA from the University of Chicago and a BS from Boston College.

Neil Laird - Chief Financial Officer and Treasurer

Mr. Laird has served as our Chief Financial Officer and Treasurer since June 22, 2025. Also, Mr. Laird has served as an officer of our subsidiaries since June 2024, including: Treasurer of OAS since October 2025; Treasurer of Ondas Capital Inc. since September 2025; Interim Chief Financial Officer, Treasurer and Secretary of Ondas Networks Inc. since June 2024; and Treasurer of American Robotics, Inc. since September 2024. Mr. Laird served as Interim Chief Financial Officer, Treasurer and Secretary of the Company from June 2024 to June 2025; Secretary of the Company from June 2025 to December 2025; Secretary of OAS from October 2025 to December 2025; and Secretary of Ondas Capital Inc. from September 2025 to December 2025. Mr. Laird previously served as fractional chief financial officer of NovAccess Global Inc. (“NovAccess”), a publicly traded company from September 2021 to July 2024; an employee of AM Consulting from May 2021 to June 2025; with several technology and other companies as a consultant from 2017 to 2021; and as the chief financial officer of Mobileum Inc., a private company providing roaming and other solutions to the telecommunications industry from June 2011 until November 2016. Prior to that, Mr. Laird served as chief financial officer of SumTotal Systems, Inc., a provider of enterprise learning management systems, and chief financial officer of ADAC Laboratories, a provider of nuclear medicine and PET systems, both of which were publicly traded companies. Mr. Laird is an experienced financial executive who works with companies to provide accounting and finance related services. Mr. Laird has an MA from the University of Cambridge and is qualified as a UK chartered accountant.

Patrick Huston – Chief Operating Officer, General Counsel, and Secretary

General Huston, has served as the Company’s Chief Operating Officer and Secretary since December 16, 2025. General Huston has also served as the Company’s General Counsel since October 2025. Also, Mr. Huston has served as an officer of our subsidiaries since December 2025, including: as Secretary of OAS, American Robotics, Inc. and Ondas Capital Inc. since December 2025. In September 2021, General Huston retired from the Pentagon after a 35-year military career that included service as a Commanding General, Army Ranger, helicopter pilot, and prosecutor, with five combat tours in Iraq and Afghanistan. He served as General Counsel of the 101st Airborne Division, JSOC, and U.S. Central Command. He was also on the “Responsible AI Board” in the Pentagon. General Huston is a member of the FBI’s AI Task Force, the American Bar Association’s AI Task Force, and Ondas Autonomous Systems Inc., a subsidiary of the Company, advisory board. He is a certified director (NACD.DC) with the National Association of Corporate Directors and holds FAA commercial pilot ratings.

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

Since our inception, we have incurred significant net losses. As of December 31, 2025 and December 31, 2024, we had an accumulated deficit of approximately $368.4 million and $236.4 million, respectively. To date, we have financed our operations primarily through sales of our equity securities and debt financing.

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

Even if we achieve profitability, we may not be able to sustain or increase such profitability. Additionally, our costs may increase in future periods and we may expend substantial financial and other resources on, among other things, sales and marketing, the hiring of additional officers, employees, contractors and other service providers, and general administration, which may include a significant increase in legal and accounting expenses related to public company compliance, continued compliance and various regulations applicable to our business or arising from the growth and maturity of our company. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our development efforts, obtain regulatory approvals, diversify our product and service offerings or continue our operations, and may cause the price of our common stock to decline.

We may not successfully manage our growth.

We have grown substantially over prior years, including by expanding our internal resources, making acquisitions and entering new markets and we intend to continue to focus on growth, including organic growth and additional acquisitions. We may experience difficulties and higher than expected expenses in executing this strategy as a result of unfamiliarity with new markets, changes in revenue and business models, entry into new geographic areas or increased pressure on our existing infrastructure and information technology systems.

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

Our growth will place a significant strain on our management, operational, financial and information technology resources. We will need to continually improve existing procedures and controls, as well as implement new transaction processing, operational and financial systems and procedures and controls to expand, train and manage our employee base. Our working capital needs will continue to increase as our operations grow. Failure to manage our growth effectively or obtain necessary working capital could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

We believe that our success is dependent on our ability to continue identifying and anticipating the needs of our customers, to retain our existing customers and to add new customers. For example, our business plan is designed to penetrate large, critical infrastructure end markets with our wireless and UAS driven data solutions and have expanded our dedicated sales resources and field personnel to broaden our marketing and field support efforts into new industries and sectors. As a result, we have significantly increased customer engagement in the transportation, security and UAS end markets with Ondas Networks and in the defense, industrial, public safety and government markets with OAS. We expect that our qualified customer pipeline will increase in other additional strategic end markets. However, as we become larger through organic growth, the growth rates for customer engagement, project volume and average spend per customer may slow, even if we continue to add customers on an absolute basis. In addition, the costs associated with customer retention may be substantially lower than costs associated with the acquisition of new customers. Therefore, our failure to retain existing customers, even if such losses are offset by an increase in revenue resulting from the acquisition of new customers, could have an adverse effect on our business, financial condition or results of operations.

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

Because we have only recently invested in our customer service and support organization, a small number of customers have accounted for a substantial amount of our revenue. During the year ended December 31, 2025, two customers accounted for approximately 55% and 11%, respectively. During the year ended December 31, 2024, three customers accounted for approximately $3.8 million, $1.9 million, and $0.7 million of our revenue or approximately 52%, 26%, and 10%, respectively. As of December 31, 2025, one customer accounted for 73% of accounts receivable. The loss of any of our customers or a decrease in the business conducted with such customers could have a material adverse impact on our business, financial condition or results of operations.

We depend on governmental customers and funding, and our business could be adversely affected by changes in government spending, budget priorities, or procurement policies.

A significant portion of our business, particularly through our OAS segment, involves sales to government customers, including defense, homeland security, and public safety agencies. Our revenue from government customers depends on the availability of funding and continued government interest in our products and services. Government contracts are subject to the government’s budgetary approval process, and there is no assurance that budgets for our programs will continue at current levels or that our programs will not be terminated or experience funding delays. Changes in government budgetary priorities, including continuing resolutions, government shutdowns, or sequestration, could result in reduced or delayed funding for programs in which we participate, which could adversely affect our revenue and operating results.

Government contracts are also subject to various uncertainties, including the risk of contract termination for convenience, modification, or non-renewal. The government may terminate, reduce, or modify contracts or subcontracts if its requirements or budgetary constraints change. In addition, the government contracts are subject to a competitive bidding process that can consume significant resources without generating any revenue. Much of the government business that we expect to seek in the foreseeable future will likely be awarded through competitive bidding. Competitive bidding presents a number of risks, including the substantial cost and managerial time that must be spent to prepare bids and proposals for contracts that may not be awarded to us, the need to accurately estimate the resources and cost structure required to service any contract we are awarded, and the expense and delay that may arise if competitors protest or challenge contract awards made to us. Any of these factors could adversely affect our business, financial condition and results of operations.

The adoption of the IEEE 802.16t wireless broadband standard, an evolution of the IEEE 802.16s standard published in 2017, by customers in our target critical infrastructure sectors is uncertain.

Ondas Networks is currently developing technology compatible with the proposed wireless broadband standard known as IEEE 802.16t, which is an evolution of the IEEE 802.16s wireless broadband standard published in October 2017. We believe we are currently the only manufacturer of IEEE 802.16s compliant wireless solutions and are likely to be the only manufacturer of IEEE 802.16t compliant wireless solutions when that standard is formally ratified. The benefits of the standard to buyers of our equipment are greater when there exists a large, deep market in terms of the number of customers. A large market benefits from the scale provided such that many vendors can compete on service, price and quality of solution driving improved value for customers. If a large end market does not develop and customers do not see the related benefits from the standard, we may not be able to grow our business.

Our growth depends in part on the success of our strategic collaborations with key customers, as well as on our ability to establish and expand a broad ecosystem of relationships with leading global industrial vendors.

To support our growth, we collaborate with leading technology and industrial companies, many of whom are also our customers, to help accelerate the adoption of our wireless technology. If we are unable to sustain these customer relationships or if these collaborations do not deliver the expected benefits, our ability to compete in the marketplace and grow our revenue could be adversely affected, and our operating results may suffer. In addition, adoption of our FullMAX wireless platform, Optimus System™, and Iron Drone Raider™ requires us to establish additional ecosystem relationships with leading global industrial vendors and customers. Even if we are successful in executing these partnerships and integrating with additional ecosystem vendors, we cannot assure you that these partnerships and relationships will result in increased adoption of our technology or increased revenue.

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

Our marketing efforts depend significantly on our ability to call on our current and past customers to provide positive references to new, potential customers. A material portion of our current pipeline activity is concentrated in the defense, transportation and aviation sectors. Given our limited number of customers, the loss or dissatisfaction of any customer could substantially harm our brand and reputation, inhibit the market acceptance of our products and services, and impair our ability to attract new customers and maintain existing customers. Further, as we expand into new vertical and geographic end markets, references from existing customers could be similarly important. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

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

Certain of our products makes use of lithium-ion battery cells, which, if not appropriately managed and controlled, have occasionally been observed to catch fire or vent smoke and flames. If such events occur with our products, we could face liability associated with our warranty, for damage or injury, adverse publicity and a potential safety recall, any of which would adversely affect our business, prospects, financial condition and operating results.

The battery packs in certain of our products use lithium-ion cells, which have been used for years in laptop computers and cell phones. On occasion, if not appropriately managed and controlled, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials. Highly publicized incidents of laptop computers and cell phones bursting into flames have focused consumer attention on the safety of these cells. These events also have raised questions about the suitability of these lithium-ion cells for automotive applications. There can be no assurance that a field failure of our battery packs will not occur, which would damage the vehicle or lead to personal injury or death and may subject us to lawsuits. Furthermore, there is some risk of electrocution if individuals who attempt to repair battery packs on our vehicles do not follow applicable maintenance and repair protocols. Any such damage or injury would likely lead to adverse publicity and potentially a safety recall. Any such adverse publicity could adversely affect our business, prospects, financial condition and operating results.

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

The current generation of our certain technology platforms have only been developed in the last several years and will continue to evolve. Deploying and operating our technology is complex and, until recently, had been done primarily by a small number of customers. As the size, complexity and scope of our deployments grow we have been able to test product performance at a greater scale and in a variety of new geographic settings and environmental conditions. As the number, size and complexity of our deployments grow and we deploy our technology platforms for new applications in new critical infrastructure industries, we may encounter unforeseen operational, technical and other challenges, some of which could cause significant delays, trigger contractual penalties, result in unanticipated expenses, and/or damage to our reputation, each of which could materially and adversely affect our business, financial condition and results of operations.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications and new environments, and introducing new products and services that achieve market acceptance. We plan to incur substantial research and development costs as part of our efforts to design, develop and commercialize new products and services and enhance existing products. For example, we will incur research and development costs to improve the functionality of our acoustic DAA solution configuration in certain environments, in addition to integrating new payloads to broaden the functionality of our products and services. Further, our research and development programs may not produce successful results, and our new products and services may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.

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

We depend, in part, on the performance of Eric Brock, our Chief Executive Officer and President; Neil Laird, our Chief Financial Officer and Treasurer; and Patrick Huston, our Chief Operating Officer, General Counsel and Secretary; Markus Nottelmann, Chief Executive Officer of Ondas Networks; Menashe Shahar, the Chief Technology Officer of Ondas Networks; Oshri Lugassi the Co-Chief Executive Officer of OAS; Meir Kliner the President of OAS; and Amit Bigler, the Chief Financial Officer of OAS to operate and grow our business. The loss of any of Messrs. Brock, Laird, Huston, Nottelmann, Shahar, Lugassi, Kliner or Bigler could negatively impact our ability to execute our business strategies. Although we have entered into employment agreements with Messrs. Brock, Laird, Huston, Nottelmann, Shahar, Lugassi, Kliner and Bigler, we may be unable to retain them or replace any of them if we lose their services for any reason.

Our future success will also depend on our ability to attract, retain and motivate highly skilled management, product development, operations, sales, technical and other personnel in the U.S. and abroad. Even in today’s economic climate, competition for these types of personnel is intense. Given the lengthy sales cycles with utilities and deployment periods of our networking platform and solutions, the loss of key personnel at any time could adversely affect our business, financial condition or results of operations.

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

The development and use of artificial intelligence technologies presents risks that may affect our business, operations, and competitive position.

We incorporate machine learning and artificial intelligence capabilities into certain of our products and solutions and may seek to expand the use of AI in our offerings in the future. As with many innovations, AI presents risks, challenges, and unintended consequences that could affect our business. AI algorithms and training methodologies may be flawed. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm. Further, incorporating AI could give rise to litigation risk and risk of non-compliance and unknown cost of compliance, as AI is an emerging technology for which the legal and regulatory landscape is not fully developed, including potential liability for breaching intellectual property or privacy rights or laws.

Additionally, leveraging AI capabilities to potentially improve internal functions and operations presents further risks and challenges. The use of AI to support business operations carries inherent risks related to data privacy and security, such as intended, unintended, or inadvertent transmission of proprietary, sensitive or export-controlled information, as well as challenges related to implementing and maintaining AI tools. Our competitors might move faster than us to gain efficiencies by incorporating AI into their design and development processes, and our products and/or cost structure could become less competitive as a result. The rapid evolution of AI will require the application of resources by us to develop, test and maintain our products, services and operations to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact. Our competitors may be faster or more successful than we are in incorporating AI and other disruptive technology into their offerings, which would impair our ability to compete successfully.

The regulatory framework for AI technologies is rapidly evolving. Existing laws and regulations may be interpreted in ways that could affect the operation of our AI technologies, and federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations applicable to AI technologies. The cost to comply with such laws, regulations, and guidance, or to adjust our business plans based on changes to how such laws are enforced, could be significant and would increase our operating expenses or impact our ability to use, procure or commercialize AI technologies. Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.

If critical components or raw materials used to manufacture our products or used in our development programs become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products and in completing our development programs, which could damage our business.

In order to produce our products and services and related safety systems, we obtain certain hardware components, as well as subsystems and systems from a limited group of suppliers, some of which are sole source suppliers. We do not have long-term agreements with any of these suppliers that obligate them to continue to sell components, subsystems, systems or products to us. Our reliance on these suppliers involves significant risks and uncertainties, including whether our suppliers will provide an adequate supply of required components, subsystems, or systems of sufficient quality, will increase prices for the components, subsystems or systems and will perform their obligations on a timely basis.

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

Because we currently do not have long-term supply contracts with guaranteed pricing, we are subject to fluctuations in the prices of the raw materials, parts and components and equipment we use in the production of our products and services. Substantial increases in the prices for such raw materials, components and equipment would increase our operating costs and could reduce our margins if we cannot recoup the increased costs through increased prices. Any attempts to increase prices of our automated data solutions in response to increased costs could be viewed negatively by our customers and could adversely affect our business, prospects, financial condition and operating results.

Our past acquisitions, as well as any acquisitions we may complete in the future, may be unsuccessful or result in other risks or developments that adversely affect our financial condition and results.

We intend to consider additional potential strategic transactions, which could involve acquisitions of businesses or assets, joint ventures or investments in businesses, products or technologies that expand, complement or otherwise relate to our current or future business. While we intend for our acquisitions to improve our competitiveness and profitability, we cannot be certain that our past or future acquisitions will be accretive to earnings or otherwise meet our operational or strategic expectations. Special risks, including accounting, regulatory, compliance, information technology or human resources issues may arise in connection with, or as a result of, the acquisition of an existing company, including the assumption of unanticipated liabilities and contingencies, difficulties in integrating acquired businesses, possible management distractions or the inability of the acquired business to achieve the levels of revenue, income, productivity or synergies we anticipate or otherwise perform as we expect on the timeline contemplated. We are unable to predict all the risks that could arise as a result of our acquisitions.

If the performance of an acquired business varies from our projections or assumptions or if estimates about the future profitability of an acquired business change, our revenues, earnings or other aspects of our financial condition could be adversely affected. We may also experience difficulties in connection with integrating any acquired companies into our existing businesses and operations, including our existing infrastructure and information technology systems. The infrastructure and information technology systems of acquired companies could present issues that we were unable to identify prior to the acquisition and could adversely affect our financial condition and results. Moreover, these transactions could involve: (a) substantial investment of funds or financings by issuance of debt or equity securities; (b) substantial investment with respect to technology transfers and operational integration; and (c) the acquisition or disposition of product lines or businesses. Also, such activities could result in one-time charges and expenses and have the potential to either dilute the interests of our existing shareholders or result in the issuance of, or assumption of debt.

Additionally, we may not realize all of the synergies we anticipate from past and potential future acquisitions. Among the synergies that we may expect to realize are cross-selling opportunities to our existing customers, as well as operational efficiencies. Variances from these or other assumptions or expectations could adversely affect our financial condition and results of operations. Any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges to earnings associated with any acquisition or investment activity, may materially reduce our earnings. Future acquisitions or joint ventures may not result in their anticipated benefits, and we may not be able to properly integrate acquired products, technologies or businesses with our existing products and operations or successfully combine personnel and cultures. Failure to do so could deprive us of the intended benefits of those acquisitions. Moreover, if we are unable to access the capital markets on acceptable terms or at all, we may not be able to consummate acquisitions, or may have to do so on the basis of a less than optimal capital structure. Our inability to take advantage of growth opportunities or address risks associated with acquisitions or investments in businesses may negatively affect our operating results.

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

In December 2025, the Company performed a qualitative analysis and concluded there were no indications of impairment. As of December 31, 2025, goodwill was approximately $251.8 million. Refer to Note 6 of the accompanying Consolidated Financial Statements for further information regarding the impairment of goodwill.

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

Since many of our subsidiaries are located in Israel, the Company has considered various ongoing risks relating to the military operation and related matters. All of the Company’s workforce in Israel returned to work and inventory production restraints have eased. The Company is closely monitoring how the military operation and related activities could adversely affect its anticipated milestones and its Israel-based activities to support future operations, including the Company’s ability to import materials that are required to construct the products and services and to ship them outside of Israel. To date, we have not had material disruptions to our ability to produce, manage and deliver products and services to customers as our U.S. teams have supported our ongoing operations in Israel and the Middle East; however, a prolonged war or an escalation of the current conditions in Israel could materially adversely affect our business, financial condition, and results of operations. Due to the ongoing and evolving nature of these events, the extent of the adverse effect on our business operations is still unknown.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

Global credit and financial markets have experienced extreme disruptions in recent years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that renewed deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, costlier and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon implementing business initiatives.

Uncertainty about current and future global economic conditions may cause governments, including the U.S. government, which is a target customer, other customers and businesses to modify, defer or cancel purchases in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for our products could differ materially from our current expectations. Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Any inability of current and/or potential customers to pay us for our products may adversely affect our earnings and cash flow. In addition, if our suppliers face challenges in obtaining credit, selling their products, or otherwise in operating their businesses or remaining solvent, they may become unable to offer the materials we use to manufacture our products.

As a global company, our performance is affected by global economic, market and industry conditions as well as geopolitical issues and other conditions with global reach. In recent years, concerns about the global economic outlook, inflation and increased interest rates have adversely affected market and business conditions in general. Macroeconomic weakness and uncertainty make it more difficult for us to manage our operations and accurately forecast revenue, gross margin and operating expenses. Further, bank failures and other adverse developments that affect financial institutions, transactional counterparties, or other third parties, or concerns or rumors about these events, have led to market-wide liquidity problems. Sustained or worsening of global economic conditions and geopolitical issues may increase our cost of doing business, materially disrupt our supply chain operations, cause our customers to reduce or delay spending and intensify pricing pressures. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, demand for our products, and our business, financial condition and results of operations, could be adversely affected.

Risks Related to Regulatory Requirements

We and our customers operate in a highly regulated business environment and changes in regulation could impose costs on us or make our products less economical.

Our products and services and our utility customers are subject to federal, state, local and foreign laws and regulations. Laws and regulations applicable to us and our products govern, among other things, the manner in which our products communicate, and the environmental impact and electrical reliability of our products. Additionally, our critical infrastructure customers are often regulated by national, state and/or local bodies, including public utility commissions, the Department of Energy, the Department of War, the Federal Energy Regulatory Commission, the FAA, the FCC, Federal Railroad Administration, Israeli Defense Export Controls Agency of the Ministry of Defense and other bodies. Prospective customers may be required to gain approval from any or all of these organizations prior to implementing our products and services, including specific permissions related to the cost recovery of these systems. Regulatory agencies may impose special requirements for implementation and operation of our products, which may result in unforeseen delays. We may incur material costs or liabilities in complying with government regulations applicable to us or our utility customers. In addition, potentially significant expenditures could be required in order to comply with evolving regulations and requirements that may be adopted or imposed on us or our utility customers in the future. Such costs could make our products less economical and could impact our utility customers’ willingness to adopt our products, which could materially and adversely affect our revenue, results of operations and financial condition.

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

Failure to obtain necessary regulatory approvals from the FAA or other governmental agencies, or limitations put on the use of small UAS in response to public privacy and other concerns, may prevent us from expanding the sales of our drone solutions to industrial and government customers in the U.S.

The regulation of small UAS for commercial use in the U.S. is undergoing substantial change and the ultimate treatment is uncertain.

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

Additionally, in December 2019, the FAA proposed rules regarding remote UAS identification, which became the final rule on September 16, 2023. In April 2021, the final rule for the operation of small UAS over people went into effect, which permits routine operations of small, uncrewed aircraft over people, moving vehicles, and at night under certain conditions. The FAA has also introduced proposed rules for a new policy regarding the airworthiness certification of a newly created special class of UAS, which rules are not yet in effect. On June 8, 2021, the FAA announced the formation of an Aviation Rulemaking Committee (“ARC”) to develop new rules to further define regulations for the operations of UAS Beyond Visual Line-of-Site (“BVLOS”). The timing of additional rulemaking is uncertain as is the outcome of the still developing regulatory environment related to the operation of small UAS. Additionally, recent focus on reducing the size of the federal workforce could negatively impact the availability of resources within the FAA which could delay our progress towards certification.

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

Substantially all our current wireless networking products depend on the availability and are subject to the use of licensed radio frequencies regulated by the FCC in the U.S.

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

As a manufacturer of consumer products, we are subject to significant government regulations, restrictions and requirements, including, in the U.S., those issued under the Consumer Products Safety Act, as well as those issued under product safety and consumer protection statutes in our international markets. Failure to comply with any applicable product safety or consumer protection regulation could result in sanctions that could have a negative impact on our business, financial condition and results of operations.

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

Our business is subject to federal, state and international laws regarding data protection, privacy, information security and national security, as well as confidentiality obligations under various agreements, and our actual or perceived failure to comply with such obligations could damage our reputation, expose us to litigation risk and adversely affect our business and operating results.

In connection with our business, we receive, collect, process and retain certain personal and confidential customer information. As a result, we are subject to increasingly rigorous federal, state and international laws regarding privacy and data protection. Personal privacy, data protection and information security are significant issues in the U.S. and the other jurisdictions where we offer our products and services. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, including the United States Federal Trade Commission (“FTC”) and various state, local and foreign bodies and agencies. We also execute confidentiality and data protection agreements with various parties under which we are required to protect their confidential information.

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of personal information of individuals, including end-customers and employees. In the U.S., the FTC and many state attorney generals are applying federal and state consumer protection laws to the online collection, use and dissemination of data. Additionally, many foreign countries and governmental bodies, and other jurisdictions in which we operate or conduct our business, have laws and regulations concerning the processing of personal information obtained from their residents or by businesses operating within or processing personal information that falls within their jurisdiction. These laws and regulations often are more restrictive than those in the U.S. in certain areas, whereas U.S. laws may impose requirements not included in their international counterparts. Such laws and regulations may, for example, require companies to implement new privacy and security policies and practices, permit individuals to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes.

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection, information security and national security in the U.S., the European Union and other jurisdictions, and we cannot yet determine the impact of such future laws, regulations and standards may have on our business. We are subject to heightened national security-based data restrictions and evolving U.S. enforcement trends, which may impose potential compliance costs, restrictions on data movement, and risks tied to defense-related or export-controlled data. Also, for example, the California Consumer Privacy Act, which became effective in 2020, provides new data privacy rights for consumers and new operational requirements for companies. Additionally, we expect that existing laws, regulations and standards may be interpreted differently in the future. There remains significant uncertainty surrounding the regulatory framework for the future of personal data transfers from the European Union to the U.S. with regulations such as the recently adopted General Data Protection Regulation (“GDPR”), which imposes more stringent European Union data protection requirements, provides an enforcement authority, and imposes large penalties for noncompliance. Future laws, regulations, standards and other obligations, including the adoption of the GDPR, as well as changes in the interpretation of existing laws, regulations, standards and other obligations could impair our ability to collect, use or disclose information relating to individuals, which could decrease demand for our products, require us to restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

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

Our international operations are subject to various operational and financial risks that could adversely affect our business.

In addition to the U.S., many of our subsidiaries operates in Israel, Singapore and the United Arab Emirates. The services and products we provide outside the U.S. are subject to risks resulting from changes in tariffs, trade restrictions, trade agreements, tax rules and policies, difficulties in managing or overseeing foreign operations and agents, different liability standards, issues related to compliance with anti-corruption laws, such as the Foreign Corrupt Practices Act and the U.K. Bribery Act data protection, trade compliance and intellectual property laws of countries that do not protect our rights relating to our intellectual property, including our proprietary information systems, to the same extent as U.S. laws. The international scope of our business requires us to comply with a wide range of national and local laws and regulations, which may in certain cases diverge from or even conflict with each other. Restrictions imposed on us by the foreign governments, as a result of strategic ties and treaties with foreign countries, limit our activities and access to certain region or decrease the profitability of our operations in that region, in a manner that may restrict, and even prevent in certain situations, our operations in certain regions and affect its results.

With the geographic expansion of our business, and that of our subsidiaries, into new markets, we have become subject to additional and changing legal, regulatory, tax, licensing, and compliance requirements and industry standards.

In countries where we operate, legislators and regulatory authorities may introduce new interpretations of existing laws and regulations or introduce new legislation or regulations concerning our business. Changes in government regulation of or successful challenges to the business model used by us in certain markets may require us to change our existing business models and operations. Any additional regulatory scrutiny or changes in legal requirements may impose significant compliance costs and make it uneconomical for us to continue to operate in all of the current markets or to expand in accordance with our strategy, particularly if regulations or their interpretations vary greatly or conflict between different operating countries. This may negatively impact our revenue and profitability by preventing our business from reaching sufficient scale in particular markets or having to change our business model or incur additional costs, which would adversely impact business. As we expand our business in foreign countries, we will be exposed to increased risk of loss from foreign currency fluctuations and exchange controls. Our inability, or perceived inability, to comply with existing or new compliance obligations could lead to regulatory scrutiny, which could result in administrative or enforcement action, such as fines, penalties, and/or enforceable undertakings, and adversely affect our business.

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

In addition, the global economy has recently seen a significant rise in tariffs and threats of tariffs. While tariffs have not had a material impact on our business, financial condition or results of operations to date, new tariffs could increase the costs of raw materials and other goods, both for us and our suppliers, which could impact our business, particularly as we begin to scale our manufacturing operations. Our products, including motors, batteries, sensors, and other advanced components, may rely on materials sourced from foreign countries. Any disruption in the supply of these materials due to geopolitical tensions, trade restrictions, supply chain bottlenecks, or export controls could adversely affect our ability to produce and deliver our products.

Changes in U.S. trade policy, including the imposition of new tariffs or other import restrictions, could increase our costs, disrupt our supply chain, and adversely affect our business, financial condition, and results of operations.

The U.S. has recently enacted, and may enact or propose to enact, significant new tariffs on imported goods, including technology components, raw materials, and finished products. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. As a result, there continues to be significant uncertainty surrounding the future of U.S. trade policy and its global implications. This uncertainty-whether arising from actual regulatory actions or even the perception that such changes may occur-could adversely impact global economic conditions, increase volatility in financial markets, and reduce international trade volumes, including trade between the U.S. and countries where our suppliers, contract manufacturers, or customers are located. In the first half of 2025, we observed a significant shift in U.S. trade policy, with increased tariffs and the imposition of significant new tariffs that could have an adverse impact on our supply chain and business operations. While certain of the recently announced tariffs have been paused, whether and to what degree they may be reinstated is uncertain at this time and may have implications for our suppliers and our business.

As a company with global operations and dependencies on a complex international supply chain, these developments could materially affect our cost structure, operating efficiency, and commercial execution. Specifically:

●	We rely on imported materials, components, or finished goods, and if tariffs increase, our supply chain costs may rise, adversely affecting our business, results of operations and cash flows;

●	Changes in trade policies, such as new tariffs or increases in tariffs, or reactionary measures including retaliatory tariffs, legal challenges, or currency manipulation, could adversely impact us;

●	We may face increased costs from tariffs on imported components used in our drone systems and wireless infrastructure products;

●	Our ability to source certain materials or components may be constrained or delayed, resulting in supply chain disruptions and missed customer deadlines; We may be required to seek alternative suppliers or relocate manufacturing capacity at substantial cost and with uncertain outcomes;

●	Export restrictions or retaliatory tariffs imposed by foreign governments could impact our ability to sell products internationally, particularly in strategic growth markets;

●	Evolving regulatory requirements may increase our compliance burden and legal exposure related to customs classifications, country-of-origin tracking, and trade licensing.

Any of these outcomes could reduce our gross margins, hinder our revenue growth, delay strategic initiatives, and adversely affect our business, financial condition, and results of operations. While we intend to take steps to mitigate any impacts of tariffs or other impacts resulting from changes in trade policy, our ability to do so may be limited by operational and supply chain constraints, especially in the short term.

Risks Related to our Intellectual Property

Our ability to protect our intellectual property and proprietary technology is uncertain.

We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies and intellectual property. As of this filing, the Ondas Networks segment held a total of eight issued patents in the U.S., seven issued international patents, eight patent pending applications in the U.S., and four international pending patent applications. The Ondas Networks segment patents expire between 2026 and 2040, subject to any patent extensions that may be available for such patents. As of this filing, the OAS segment held a total of 13 issued patents in the U.S., 24 issued international patents, and ten international pending patent applications. The OAS segment patents expire between 2026 and 2042, subject to any patent extensions that may be available for such patents. Our intellectual property incorporates internally developed software and hardware design incorporating machine and computer vision and was developed with artificial intelligence and machine learning techniques. This intellectual property is critical to the development of end-to-end systems which reliably enable the automated operation of drones in real-world environments.

We have applied for patent protection relating to certain existing and proposed products and processes. Currently, several of our issued U.S. patents as well as various pending U.S. and foreign patent applications relate to our products and services and are therefore important to the functionality of our products. If we fail to timely file a patent application in any jurisdiction, we may be precluded from doing so at a later date. Furthermore, we cannot assure you that any of our patent applications will be approved in a timely manner or at all. The rights granted to us under our patents, and the rights we are seeking to have granted in our pending patent applications, may not be meaningful or provide us with any commercial advantage. In addition, those rights could be opposed, contested or circumvented by our competitors, or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier or cheaper for our competitors to offer the same or similar products or technologies. Even if we are successful in receiving patent protection for certain products and processes, our competitors may be able to design around our patents or develop products that provide outcomes which are comparable or superior to ours without infringing on our intellectual property rights. Due to differences between foreign and U.S. patent laws, our patented intellectual property rights may not receive the same degree of protection in foreign countries as they would in the U.S. Even if patents are granted outside the U.S., effective enforcement in those countries may not be available without significant cost and time expense or at all.

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

We may seek additional funds through equity or debt offerings and/or borrowings under notes payable, lines of credit or other sources. We do not know whether additional financing will be available on commercially acceptable terms or at all, when needed. For example, increases in interest rates could negatively impact the costs of seeking additional funds through debt offerings and/or borrowings. If adequate funds are not available or are not available on commercially acceptable terms, our ability to fund our operations, support the growth of our business or otherwise respond to competitive pressures could be significantly delayed or limited, which could materially adversely affect our business, financial condition or results of operations.

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

We are exposed to currency exchange rate fluctuations because a proportion of our assets, liabilities and earnings are denominated in foreign currencies.

We present our financial statements in U.S. dollars (“USD”), but our subsidiaries conducts a significant portion of its operations outside of the U.S., which also operate in their respective local currencies, and we hold a proportion of our net assets and generate income in non-USD currencies, the most significant of which are currently the Israeli New Shekel, the Eurozone Euro, the Singapore Dollar and the Emirati Dirham. Consequently, a depreciation of non-USD currencies relative to the USD could have an adverse impact on financial results. National and regional differences in monetary policy may cause the value of the non-USD currencies to fluctuate against the USD. Currency volatility contributes to variations in our revenue and expenses in foreign currency jurisdictions. Because our financial statements continue to be presented in U.S. dollars, the local currencies of our subsidiaries will be translated into U.S. dollars at the applicable exchange rates for inclusion in our Consolidated Financial Statements, thereby increasing the foreign exchange translation risk. Accordingly, fluctuations in currency exchange rates could adversely affect our business and financial condition.

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

Risks Related to our Common Stock

Our stock price has been and may continue to be volatile, and the value of an investment in our common stock may decline.

The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors could include:

●	additions or departures of key personnel;

●	changes in laws or regulations affecting our industry;

●	changes in earnings estimates or recommendations by securities analysts;

●	the increasing prominence of new technologies, including AI, in the markets in which we compete;

●	any major change in our Board or management;

●	general economic conditions and slow or negative growth of our markets; and

●	political instability, natural disasters, pandemics, war, and/or events of terrorism.

From time to time, we estimate the timing of the accomplishment of various commercial and other product development goals or milestones. Also, from time to time, we expect that we will publicly announce the anticipated timing of some of these milestones. All of these milestones are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, our stock price may decline.

In addition, the stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of publicly traded companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

We may issue more shares to raise additional capital, which may result in substantial dilution.

Our Amended and Restated Articles of Incorporation authorize the issuance of a maximum of 800,000,000 shares of common stock. Any additional financings effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of common stock held by our then existing stockholders. In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may be higher or lower than the price per share of our common stock at that time. Also, we have reserved 61,000,000 and 3,333,334 shares of common stock for issuance pursuant to future awards under the Ondas Inc. 2021 Stock Incentive Plan, as amended (the “2021 Plan”) and 2018 Equity Incentive Plan, as amended (the “2018 Plan”), respectively. As of December 31, 2025, the number of securities remaining available for future issuance under the 2021 Plan and 2018 Plan is 27,091,223 and 72,550 shares of common stock, respectively. The issuance of such additional shares of common stock, or securities convertible or exchangeable into common stock, may cause the price of our common stock to decline. Additionally, if all or a substantial portion of these shares are resold into the public markets then the trading price of our common stock may decline.

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, which research and reports are not and would not be subject to our control. If industry analysts cease coverage of our company, the trading price for our stock could be materially and adversely impacted. Also, if one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price may be materially and adversely impacted. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

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

We maintain an information security management system aligned with ISO 27001 standards (“ISO”), which supports a structured approach to managing cybersecurity risks and aligning with industry best practices. Our controls include administrative, technical, and operational measures such as monitoring and detection activities, anti-malware and endpoint protection solutions, employee training, and periodic third-party assessments.

We have a Cybersecurity Incident Response Plan (CIRP) that defines roles, responsibilities, and reporting mechanisms, as well as a structured incident response process covering preparation, detection, response, documentation, and post-incident analysis. This plan outlines possible cybersecurity threats and response measures for incidents such as denial-of-service attacks, malicious code attacks, website defacement, data corruption, and data leakage. In addition, we maintain a Business Continuity Plan (BCP) in accordance with ISO to ensure operational resilience, including detailed continuity procedures, system restoration timeframes, and recovery strategies for various scenarios.

To address cybersecurity risks associated with third-party service providers, we have established procedures, policies, and tools for identifying, assessing, and mitigating potential threats. This process begins with a third-party risk assessment, which is performed prior to onboarding service providers and updated as needed. Our Information Security Guidelines for Suppliers ensure compliance with security standards, while our Access Control Policies regulate third-party access to sensitive systems, and our Cloud System Information Security Procedures govern data security in cloud environments. We also engage third-party consultants to assist in designing and enhancing our cybersecurity risk management framework, including penetration testing and continuous threat monitoring.

To date, we are not aware of any cybersecurity incidents that have had or are reasonably likely to have a material adverse effect on our business strategy, results of operations, or financial condition.

Governance

Our Board of Directors has oversight responsibility for cybersecurity risk as part of its broader oversight of the Company’s enterprise risk management. The Board of Directors periodically reviews and discusses with management the Company’s policies, practices and risks related to information security and cybersecurity.

Management is responsible for the day-to-day assessment and management of cybersecurity risk. Our Chief Financial Officer has primary responsibility for coordinating cybersecurity risk management efforts, reflecting the centralized oversight of enterprise risk, financial reporting systems, and compliance functions. Leaders of our Ondas Networks and OAS segments, along with the Chief Financial Officer, meet regularly to assess cybersecurity risks, identify emerging threats, and evaluate the effectiveness our risk management framework. The Chief Financial Officer provides updates to the Board of Directors regarding cybersecurity risks as appropriate. Our incident response plan includes escalation procedures, including notifying the Board of Directors of any material threats or incidents as they arise. While these members of senior management do not possess formal cybersecurity certifications, their experience managing the Company, together with consultation and coordination with internal and third-party information technology specialists, enables them to effectively oversee and manage material cybersecurity risks.

Cybersecurity risk management is further supported by a dedicated Chief Information Officer, who oversees the information security components of the Company’s cybersecurity framework. The Chief Information Officer has over 20 years of relevant expertise in information security, risk assessments, business continuity planning, and the development and implementation of information security policies and procedures, and holds professional trainings and certifications relevant to information security and ISO compliance.

This structured approach is designed to support the Company’s cybersecurity governance and aligns with industry practices.

Item 2. Properties

As of December 31, 2025, the Company had facilities in approximately four countries, including approximately 15 principal administrative, sales, research and development, manufacturing and distribution facilities. Four of these facilities are located in the United States in MA, MD, FL and CA and 11 are located outside the United States, primarily in Israel. Refer to the Consolidated Financial Statements included in this Annual Report for additional information with respect to the Company’s lease commitments.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these, or other matters may arise from time to time that may harm our business. We are not currently involved in any legal proceeding or investigation by a governmental agency that we believe will have a material adverse effect on our business, financial condition, or operating results. For information related to our legal proceedings, refer to Note 17 of the accompanying Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol “ONDS”. As of March 25, 2026, there were 89 holders of record of Ondas common stock.

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

Unregistered Sales of Securities

During the fiscal year ended December 31, 2025, the Company issued shares of its common stock and other equity linked-securities in transactions that were not registered under the Securities Act of 1933, as amended. These issuances occurred primarily in connection with business combination transactions and private financing arrangements. All sales of unregistered securities during the year ended December 31, 2025 were previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K except the following.

The shares of common stock that were issued and exchanged for shares of OAS common stock, pursuant to those certain exchange agreements, by and between the Company, OAS and certain holders of OAS securities (the “OAS Exchange”), were exempt from the registration requirements of the Securities Act in accordance with Regulation D thereunder. Refer to Note 12, OAS Exchange, for a description of the OAS Exchange.

The Company did not sell any unregistered equity securities to the public during the fiscal year. All unregistered issuances were made in reliance on available exemptions from the registration requirements of the Securities Act, and no underwriters were involved in such transactions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None during the quarter ended December 31, 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and the notes to those financial statements included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide material information relevant to an assessment of the Company’s financial condition and results of operations, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources. This MD&A is designed to focus specifically on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future operating results or of future financial condition. This includes descriptions and amounts of matters that have had a material impact on reported operations, as well as matters that are reasonably likely based on management’s assessment to have a material impact on future operations.

Overview

Ondas, Inc. (together with its subsidiaries, the “Company,” “Ondas,” “we,” “us,” or “our”) is a defense, security, and critical infrastructure technology company organized around three business units: Ondas Autonomous Systems Inc. (“OAS”), Ondas Networks Inc. (“Ondas Networks”), and Ondas Capital Inc. (“Ondas Capital”). Through these business units, we develop and commercialize autonomous systems, private wireless networking technologies, and strategic investment and partnership initiatives that support the scaling and adoption of mission-critical solutions for governments and industrial customers.

●	OAS focuses on autonomous and unmanned aerial and ground systems and integrated mission solutions for defense, homeland security, public safety, and other critical infrastructure and industrial end markets. Through its product company subsidiaries, OAS develops, commercializes, and delivers integrated capabilities across Counter-Unmanned Aerial System (“CUAS”), aerial Intelligence, Surveillance, and Reconnaissance (“ISR”), and Unmanned Ground Vehicle (“UGV”) applications.

●	Ondas Networks provides mission-critical private wireless connectivity solutions for Industrial Internet of Things (IOT) applications, enabling secure, reliable, wide-area communications and edge data transport in demanding critical infrastructure environments.

●	Ondas Capital supports our growth strategy through strategic investments, partnerships, and capital formation initiatives intended to accelerate technology development, expand market access, and enhance long-term value creation across the Ondas platform.

We manage these business units as distinct operating platforms aligned to complementary end markets and customer requirements. Our approach is designed to combine advanced autonomy, secure communications, and integrated operating capabilities to help customers improve situational awareness, operational resilience, and safety and security outcomes in complex, regulated, and often contested environments.

We operate in two reportable segments, Ondas Networks and OAS. We organize our operating segments based primarily on the nature of the products, solutions and services offered. Operational results for Ondas Capital are not material for the year ended December 31, 2025 and have been included in the corporate results with Ondas Inc. For additional information regarding our reportable segments, refer to Note 15 in the accompanying Consolidated Financial Statements.

Results of Operations

Comparison of Results for the Year Ended December 31, 2025 and 2024

Revenue, net by reportable segment for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
OAS
Product revenue	$34,390	$2,770	$31,620	1,142%
Service revenue	10,218	2,458	7,760	316%
Development revenue	5,143	33	5,110	15,485%
Total OAS revenues, net	49,751	5,261	44,490	846%
Ondas Networks
Product revenue	193	26	167	642%
Service revenue	23	34	(11)	-32%
Development revenue	764	1,872	(1,108)	-59%
Total Ondas Networks revenues, net	980	1,932	(952)	-49%
Total revenues, net	$50,731	$7,193	$43,538	605%

Total product revenue	34,583	2,796	31,787	1,137%
Total service revenue	10,241	2,492	7,749	311%
Total development revenue	5,907	1,905	4,002	210%
Total revenue, net	$50,731	$7,193	$43,538	605%

Revenue, net increased $43.5 million to $50.7 million for the year ended December 31, 2025 from $7.2 million for the year ended December 31, 2024. Revenues in our OAS segment increased by $44.5 million, primarily due to $26.9 million in revenue generated by companies acquired during the year. OAS revenue also increased by $17.6 million attributable to Airobotics, of which approximately $16.4 million relates to product sales and approximately $1.2 million relates to service revenue from sales of our Optimus System™ and Iron Drone Raider™. These increases were offset by a decrease of $952 thousand in Ondas Networks revenue, primarily related to decreased development revenue.

Cost of goods sold increased to $30.6 million for the year ended December 31, 2025, from $6.9 million for the year ended December 31, 2024. The $23.7 million increase was primarily due to activity from acquisitions and an increase in revenues discussed above, in addition to increased labor and material costs.

Gross margin percentage increased to 40% for the year ended December 31, 2025, compared to 5% for the year ended December 31, 2024. The 35% increase in gross margin percentage is primarily due to the more favorable mix of revenue, with significant increases in revenue generated by product sales offsetting fixed service delivery costs at OAS.

General and administrative expenses (“G&A”) increased $27.3 million, or 159%, to $44.5 million for the year ended December 31, 2025, from $17.2 million for the year ended December 31, 2024. This increase is primarily due to (i) an increase of $11.7 million in stock-based compensation for awards granted during the year; (ii) an increase of $6.5 million in human resource costs, including benefits from increased headcount as we build out our management team; (iii) an increase of $4.9 million in professional fees and consulting costs primarily related to legal, accounting and due diligence fees associated with the acquisitions completed during the year; and (iv) an increase of $4.7 million related to general and administrative expense attributable to companies acquired during the year. These increases were partially offset by a decrease of approximately $435 thousand primarily in rent and facilities charges.

Sales and marketing expenses (“S&M”) increased $7.9 million, or 147%, to $13.2 million for the year ended December 31, 2025, from $5.3 million for the year ended December 31, 2024. This increase is primarily due to (i) an increase of $4.1 million in human resource costs, including benefits from increased headcount and an increase in taxable fringe benefit expense; (ii) an increase of $1.3 million in other S&M costs primarily related to increased marketing and advertising costs, use of third-party contractors and consultants, and increased attendance at trade shows and other marketing events; and (iii) an in increase of $2 million related to S&M attributable to companies acquired during the year. The remaining increase of $567 thousand is related to increased stock-based compensation for awards granted during the year and increased travel and entertainment costs.

Research and development expenses (“R&D”) increased $8.4 million, or 67%, to $20.9 million for the year ended December 31, 2025, from $12.5 million for the year ended December 31, 2024, of which $3 million related to companies acquired during the year ended December 31, 2025. Other increases in R&D include, (i) an increase of $2.8 million in human resource costs, including benefits from increased headcount, and (ii) an increase of $1.8 million in other R&D costs primarily related to increased cloud-based software expenses, use of third-party consultants and allocation of general expenses to research and development, and a one-time settlement of all amounts due to a vendor under previous development and manufacturing agreements, which reduced other R&D costs for the year ended December 31, 2024. The remaining increase of $862 thousand is related to increased stock-based compensation for awards granted during the year and increased travel and entertainment costs.

Total other expense, net increased $71.1 million, or 2,093%, to $74.5 million for the year ended December 31, 2025, from $3.4 million for the year ended December 31, 2024. Total other expense, net increased primarily as a result of the net loss of $82.2 million related to the change in fair value of our warrant liability, an increase of approximately $2.9 million in interest expense, amortization of debt discount and debt issuance costs, and an increase in other expense of approximately $299 thousand from the change in fair value of government grant liability. This was offset by the increase of approximately $14.3 million in interest and dividend income and unrealized gain on our equity security investments from the cash raised from our equity offerings consummated in 2025.

The Company recorded income tax expense of $488 thousand for the year ended December 31, 2025, and an income tax provision of $0 for the year ended December 31, 2024. The 2025 income tax expense is attributable to earnings in foreign jurisdictions.

Net loss increased $95.4 million, or 251%, to $133.4 million for the year ended December 31, 2025, from $38 million for the year ended December 31, 2024. For the year ended December 31, 2025, $1.4 million of net loss was attributable to noncontrolling interests (“NCI”), related to the subsidiaries in which we acquired less than 100% ownership during 2025. These subsidiaries incurred operating losses due to early-stage operating performance. Net loss per share of common stock basic and diluted was $(0.62) and $(0.61) for the years ended December 31, 2025 and 2024, respectively.

Non-GAAP Measures

As required by the rules of the Securities and Exchange Commission (“SEC”), we provide a reconciliation of our non-GAAP financial measures to the most directly comparable GAAP measures. These reconciliations are set forth in the tables below.

We believe that adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”) is a useful supplemental measure for evaluating our operating performance and period to period trends because it eliminates the impact of items that primarily reflect our capital structure, tax position, non-cash accounting charges, acquisition-related transaction costs, and other items that management does not consider indicative of ongoing operating performance. Adjusted EBITDA should be considered in addition to, and not as a substitute for, net income (loss) and other measures prepared in accordance with GAAP. Adjusted EBITDA removes the effects of interest and financing-related items, depreciation and amortization, income taxes, stock-based compensation, acquisition-related expenses, and other non-operating gains and losses. Management believes that excluding these items enhances comparability across periods and facilitates analysis of underlying operating trends. Other companies may calculate similarly titled non-GAAP measures differently, and therefore our Adjusted EBITDA may not be comparable to measures used by other companies.

Cash Operating Expense is a non-GAAP financial measure that represents total operating expenses excluding depreciation, amortization of intangible assets, and stock-based compensation. The most directly comparable GAAP measure to Cash Operating Expense is total operating expenses. Management believes Cash Operating Expense provides useful supplemental information by isolating recurring, cash-based operating costs and facilitating meaningful period-to-period comparisons. Management uses this measure for internal cost management, budgeting, and liquidity planning, and to evaluate operating trends exclusive of non-cash accounting charges. Cash Operating Expense should be considered in addition to, and not as a substitute for, total operating expenses prepared in accordance with GAAP.

Management uses Adjusted EBITDA and Cash Operating Expense, together with GAAP results, in making operating and planning decisions and in evaluating the Company’s ongoing performance.

	Three Months Ended December 31,		Twelve Months Ended December 31,
(dollars in thousands)	2025	2024	2025	2024
Reconciliation of Adjusted EBITDA
Net Loss	$(101,013)	$(10,335)	$(133,380)	$(38,007)
Depreciation	380	176	946	602
Amortization of intangible assets	2,604	1,059	5,808	4,220
Acquisition-related expenses (1)	3,603	-	4,310	-
Stock-based compensation	6,805	277	16,016	1,265
Provision for income taxes	181	-	488	-
Other (income) expense, net (2)	77,511	1,818	74,508	3,398
Adjusted EBITDA (non-GAAP)	$(9,929)	$(7,005)	$(31,304)	$(28,522)

(1)	Acquisition-related expenses include legal, accounting, and other due diligence costs incurred in connection with completed or pending acquisitions.

(2)	Other (income) expense, net includes interest and dividend income, unrealized gain and losses on investments, interest expense, foreign exchange gain and loss, the change in the fair value of government grant liabilities and warrant liability, and other income (expense), net included on the Company’s Consolidated Statements of Operations.

	Three Months Ended December 31,		Twelve Months Ended December 31,
(dollars in thousands)	2025	2024	2025	2024
Reconciliation of Cash Operating Expenses
Total operating expenses	$36,052	$9,401	$78,540	$34,954
Depreciation (1)	(211)	(157)	(743)	(524)
Amortization of intangible assets	(2,604)	(1,059)	(5,808)	(4,220)
Acquisition-related expenses (2)	(3,603)	-	(4,310)	-
Stock-based compensation (1)	(6,007)	(258)	(14,658)	(1,191)
Cash Operating Expense (non-GAAP)	$23,627	$7,927	$53,021	$29,019

(1)	Excludes depreciation and stock-based compensation amounts included in Costs of goods sold on the Company’s Consolidated Statements of Operations.

(2)	Acquisition-related expenses include legal, accounting, and other due diligence costs incurred in connection with completed or pending acquisitions.

Summary of (Uses) and Sources of Cash

	Year Ended December 31,
(dollars in thousands)	2025	2024
Net cash used in operating activities	$(38,746)	$(33,469)
Net cash used in investing activities	(260,132)	(1,733)
Net cash provided by financing activities	862,653	50,179
Increase in cash, cash equivalents, and restricted cash	563,775	14,977
Effect of exchange rate on cash	585	-
Cash, cash equivalents, and restricted cash, beginning of period	29,999	15,022
Cash, cash equivalents, and restricted cash, end of period	$594,359	$29,999

The principal use of cash in operating activities for the year ended December 31, 2025, was to fund the Company’s current expenses primarily related to operating activities necessary to allow us to service and support customers for the year ended December 31, 2025.

The increase in cash flows used in operating activities of $5.3 million primarily relates to an increase in net loss of $95.4 million, of which approximately $96.6 million related to non-cash charges and credits, which primarily includes investment gains, change in fair value of warrant liability, amortization of debt discount and issuance costs, and stock-based compensation, offset by changes in operating assets and liabilities resulting in a cash outflow of approximately $6.5 million for the year ended December 31, 2025.

The increase in cash flows used in investing activities of $258.4 million primarily relates to cash paid, net of cash acquired, for acquisitions of $206.8 million, purchases of long-term equity investments of $35.6 million, and purchases of short-term investments of $15.4 million.

The increase in cash provided by financing activities of $812.5 million primarily relates to the net proceeds of approximately $829.5 million received from equity offerings consummated in 2025, during the year ended December 31, 2025, compared to the net proceeds received from the sale of Common Stock in the Company of approximately $7.3 million during the year ended December 31, 2024, combined with proceeds of approximately $1.2 million from the exercise of warrants in OAS, the increase in proceeds from the exercise of stock options and warrants of approximately $30.8 million during the year ended December 31, 2025. These increases were partially offset by the decrease in net proceeds of $37.3 million from the issuance of notes payable and convertible notes payable and a decrease in net proceeds of $4.4 million from the sale of preferred stock in Ondas Networks during the year ended December 31, 2024.

Liquidity and Capital Resources

We have incurred losses since inception and have funded our operations primarily through debt and the sale of capital stock. As of December 31, 2025, we had an accumulated deficit of $368.4 million. On December 31, 2025, we had net long-term borrowings outstanding of approximately $3.8 million and short-term borrowings outstanding of approximately $9.4 million, including accrued interest of $721 thousand. On December 31, 2025, we had cash, cash equivalents, and restricted cash of approximately $594.4 million and working capital of $544 million. We had $38.7 million of net cash flows used in operations for the year ended December 31, 2025.

In 2025, we raised $829.5 million of net proceeds from the sale of common stock and warrants, $30.8 million from the exercise of stock options and warrants, $1.2 million from the exercise of warrants in OAS, and $923 thousand from issuance of convertible notes in Ondas Networks (collectively referred to as the “2025 Offerings”).

In January 2026, we raised approximately $1 billion in gross proceeds from the sale of common stock and warrants in the Company.

We expect to fund our operations for the next twelve months from the filing date of this Annual Report on Form 10-K from the cash on hand as of December 31, 2025, proceeds from the 2026 financing activity discussed above, gross profits generated from revenue growth, potential prepayments from customers for purchase orders, potential proceeds from warrants issued and outstanding, and additional funds that we may seek through equity or debt offerings and/or borrowings under additional notes payable, lines of credit or other sources.

Our future capital requirements will depend upon many factors, including progress with developing, manufacturing and marketing our technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, our ability to establish collaborative arrangements, marketing activities and competing technological and market developments, including regulatory changes and overall economic conditions in our target markets. Our ability to generate revenue and achieve profitability requires us to successfully market and secure purchase orders for our products and services from customers currently identified in our sales pipeline as well as new customers. We also will be required to efficiently manufacture and deliver equipment on those purchase orders. These activities, including our planned research and development efforts, will require significant uses of working capital. There can be no assurance that we will generate revenue and cash as expected in our current business plan. We may seek additional funds through equity or debt offerings and/or borrowings under additional notes payable, lines of credit or other sources. We do not know whether additional financing will be available on commercially acceptable terms or at all when needed. If adequate funds are not available or are not available on commercially acceptable terms, our ability to fund our operations, support the growth of our business or otherwise respond to competitive pressures could be significantly delayed or limited, which could materially adversely affect our business, financial conditions, or results of operations.

Off-Balance Sheet Arrangements

As of December 31, 2025, we had no off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if (1) the estimate requires assumptions to be made that were uncertain at the time the estimate was made, and (2) changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition. We base our estimates and judgments on our experience, our current knowledge, our beliefs of what could occur in the future, our observation of trends in the industry, information provided by our customers and information available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting estimates discussed below represent those estimates that management believes are critical to an understanding of our financial condition and results of operations.

Acquired intangible assets. During 2025, we completed multiple acquisitions that were accounted for as business combinations under ASC 805. Business combination accounting requires significant judgment in estimating the fair value of assets acquired, liabilities assumed, noncontrolling interests, redeemable noncontrolling interests, and goodwill as of the acquisition date. Acquired intangible assets, such as developed technology, customer relationships, trade names, and non-compete agreements, which are valued using income-based valuation techniques, including discounted cash flow, relief-from-royalty, and multi-period excess earnings methods, or cost-based techniques. These techniques require assumptions regarding future revenues, customer attrition, royalty rates, useful lives, and discount rates. Because the fair value measurements recorded in connection with these acquisitions resulted in significant balances of goodwill and identifiable intangible assets, and affect our future amortization expense and potential impairment assessments, relatively small changes in key assumptions could materially impact our consolidated financial position and results of operations.

Deferred tax assets and liabilities may arise from differences between the assigned fair values of acquired assets and their tax bases. Estimation related to these assets and liabilities requires judgment regarding applicable tax laws, tax rates, and the realizability of deferred tax assets. Noncontrolling interests are measured at fair value at the acquisition date using valuation techniques consistent with those applied to the acquired business. Redeemable noncontrolling interests are classified outside of permanent equity and subsequently adjusted to redemption value, requiring ongoing judgment related to accretion amounts and income or loss attribution. Changes in underlying assumptions could result in material changes to the recorded purchase price allocation, goodwill, or future amortization expense.

Impairment of long-lived assets, including goodwill. Goodwill is not amortized but is tested for impairment at least annually and whenever events or changes in circumstances indicate that impairment may exist. As of December 31, 2025, goodwill represented a significant portion of our total assets. Our goodwill impairment analysis requires judgment in identifying reporting units and assessing qualitative and quantitative impairment indicators.

The carrying values of property and equipment and other finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset group’s carrying value for recoverability. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. Assessments also consider changes in asset utilization, including the temporary idling of capacity and the expected timing for placing this capacity back into production. If the carrying value of the assets is not recoverable, then a loss is recorded for the difference between the assets’ fair value and respective carrying value. The fair value of the assets is determined using an “income approach” based upon a forecast of all the expected discounted future net cash flows associated with the subject assets. Some of the more significant estimates and assumptions include: market size and growth, market share, projected selling prices, manufacturing cost and discount rate. Our estimates are based upon historical experience, commercial relationships, market conditions and available external information about future trends.

Valuation of Government Grant Liability. We receive research and development grants from the Israel Innovation Authority (“IIA”). These grants are royalty-bearing and are recognized as a liability rather than income. The government grant liability is initially and subsequently measured at fair value using a discounted cash flow model. Significant assumptions include the financial statement classification, projected future revenues from products developed with grant funding, royalty rates, timing of payments, and discount rates. The liability is remeasured each reporting period, with changes in fair value recognized in earnings. Because the valuation depends on commercialization success and future sales volumes, changes in assumptions may materially affect our results of operations.

Valuation of Warrant Liabilities. Certain warrants issued in connection with equity and debt financings are classified as liabilities and measured at fair value at each reporting date. Fair value is determined using either option-pricing models, including Monte Carlo simulations and Black-Scholes-Merton. These models require assumptions regarding common stock volatility, risk-free interest rates, expected term, and stock price. Due to the sensitivity of these assumptions, changes in market conditions or estimates can result in significant volatility in earnings.

Fair Value of Investments. We hold investments, including investments without readily determinable fair values. Investments with observable market prices are measured using quoted prices, while other investments are valued using models that incorporate unobservable inputs. These valuation techniques require judgment regarding expected cash flows, volatility, discount rates, and the likelihood of liquidity events. Changes in assumptions or market conditions could result in material changes to the carrying value of our investments and related unrealized gains or losses.

Revenue Recognition. We enter into complex customer arrangements that may include development services, system integration, deployment, and ongoing support. Revenue recognition requires judgment in identifying distinct performance obligations, determining whether revenue is recognized over time or at a point in time, and measuring progress toward completion. For development and long-term service arrangements, revenue is generally recognized over time using cost-to-cost or milestone-based methods. These methods require estimates of total expected costs, project timelines, and the achievement of contractual milestones. Revisions to these estimates may result in changes to the amount or timing of revenue recognized.

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

On July 4, 2025, an act to provide for reconciliation to title II of H. Con. Res. 14 (known commonly as the One Big Beautiful Bill Act (“OBBBA”)) was enacted into law. The OBBBA includes eliminating the requirement to capitalize U.S. R&D, permanent extension of certain provisions of the Tax Cuts & Jobs Act of 2017 and other corporate tax impacts. The Company has considered the impact on the Consolidated Financial Statements and concluded it is immaterial. Refer to Note 16 in the accompanying Consolidated Financial Statements for discussion related to Tax Reform.

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

Complex Derivative Financial Instruments. From time to time, we issue convertible debt, convertible preferred stock, common stock purchase warrants, and other freestanding financial instruments which may be accounted for as liabilities and recorded at fair value each reporting period. Due to the complexity of certain agreements, we may use an outside expert to assist in measuring the fair value of these liabilities. The valuation techniques may require judgment regarding estimates about future financings, volatility, and holder behavior. These assumptions may involve complex judgments about future events, which are open to interpretation with inherent uncertainty. In addition, significant changes to our assumptions could significantly impact these fair value estimates and the resulting changes in fair value recognized within earnings in a given period.

Recent Accounting Pronouncements and SEC Rules

Refer to Note 2 to our Consolidated Financial Statements included elsewhere in this Form 10-K for recently adopted accounting pronouncements and SEC rules and recently issued accounting pronouncements not yet adopted as of the date of this report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

Although we are not required to provide the quantitative and qualitative disclosures about market risk required by this Item, we are exposed to certain market risks in the ordinary course of our business.

Interest Rate Risk. As of December 31, 2025, we held significant cash, cash equivalents, and short-term investments. These balances are primarily invested in cash accounts, money market instruments, and short-term, investment-grade securities. As a result, changes in interest rates may affect the amount of interest income we earn. Due to the short-term nature and conservative investment profile of these instruments, we do not believe that a hypothetical change in interest rates would have a material adverse effect on our consolidated- financial condition or results of operations.

Foreign Currency Risk. We conduct a portion of our operations outside the United States and are exposed to fluctuations in foreign currency exchange rates, primarily related to the Israeli New Shekel, Euro, and other local currencies. Changes in foreign currency exchange rates may affect our operating results and the U.S. dollar value of assets and liabilities denominated in foreign currencies. We do not currently use derivative instruments to hedge foreign currency exposure.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ondas Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ondas Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

As described in Note 6 to the consolidated financial statements, during 2025 the Company completed the acquisitions of Sentrycs Ltd. and Robo-Team Ltd. and recorded preliminary purchase price allocations for those transactions. Management’s estimates included the fair value of consideration transferred, acquired assets and assumed liabilities, identifiable intangible assets, and goodwill. The most significant identifiable intangible assets recognized in these acquisitions included developed technology, customer relationships, trade names, and non-compete arrangements, as applicable.

We identified the accounting for these business combinations as a critical audit matter because of the significant judgment required to evaluate management’s estimates of the fair values of certain acquired assets and liabilities. In particular, significant auditor judgment was required to evaluate the valuation methodologies and significant assumptions used by management and its specialists, including forecasted financial results, royalty rates, customer attrition, useful lives, discount rates, and other assumptions.

How the Critical Audit Matter Was Addressed in the Audit

The principal procedures we performed to address this critical audit matter included, among others:

●	obtaining and reading the purchase agreements and related transaction documents;

●	evaluating management’s accounting conclusions regarding the accounting acquirer, acquisition date, and consideration transferred;

●	obtaining an understanding of the process used by management in developing the estimates;

●	testing the acquisition-date balances used in the purchase price allocations;

●	evaluating the design and mathematical accuracy of management’s purchase accounting models; and

●	testing the completeness and accuracy of significant data used in those models;

●	with the assistance of valuation professionals employed by our firm, we evaluated the appropriateness of the valuation methodologies and tested significant assumptions used in the valuations by comparing them to historical performance, market data, executed contracts, and post-acquisition developments, where relevant.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2018.

Somerset, New Jersey

March 30, 2026

ONDAS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value)

	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$550,744	$29,958
Restricted cash	43,615	41
Short-term investments	21,750	-
Accounts receivable, net	22,356	5,223
Inventory, net	21,963	9,822
Other current assets	25,473	2,476
Total current assets	685,901	47,520

Property and equipment, net	10,217	2,587
Goodwill, net of accumulated impairment charges	251,809	27,752
Intangible assets, net	136,890	27,178
Long-term equity investments	35,587	-
Other assets	12,437	4,585
Total assets	$1,132,841	$109,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,873	$5,660
Accrued expenses and other current liabilities	33,970	5,841
Accrued purchase consideration	75,000	-
Notes payable, net of unamortized debt discount and issuance costs of $0 and $227, respectively, related party	1,500	1,273
Notes payable	704	-
Convertible note payable, net of unamortized debt discount and issuance cost of $0 and $362, respectively, related party	3,500	5,138
Convertible note payable, net of debt discount and issuance cost of $0 and $5,236, respectively	2,950	31,947
Deferred revenue	8,029	329
Government grant liability	2,295	389
Total current liabilities	141,821	50,577

Convertible notes payable, net of current portion, net of unamortized debt discount and issuance cost of $0 and $1,682, respectively	3,834	15,868
Government grant liability, net of current portion	1,362	2,168
Warrant liability	489,434	-
Deferred tax liability	14,531	-
Other long-term liabilities	10,244	5,065
Total liabilities	661,226	73,678

Commitments and Contingencies (Note 17)

Temporary Equity
Redeemable noncontrolling interest	29,796	19,361

Stockholders’ Equity
Preferred stock – par value $0.0001; 5,000,000 shares authorized at December 31, 2025 and December 31, 2024, and none issued or outstanding at December 31, 2025 and December 31, 2024	-	-
Preferred stock, Series A – par value $0.0001; 5,000,000 shares authorized at December 31, 2025 and December 31, 2024, and none issued or outstanding at December 31, 2025 and December 31, 2024	-	-
Common stock – par value $0.0001; 800,000,000 and 300,000,000 shares authorized at December 31, 2025 and 2024, respectively; 380,763,481 and 93,173,191 issued and outstanding at December 31, 2025 and December 31, 2024, respectively	38	9
Additional paid in capital	805,828	252,942
Accumulated other comprehensive income	329	-
Accumulated deficit	(368,387)	(236,368)
Total Ondas Inc. stockholders’ equity	437,808	16,583
Noncontrolling interest	4,011	-
Total stockholders’ equity	441,819	16,583
Total liabilities and stockholders’ equity	$1,132,841	$109,622

The accompanying footnotes are an integral part of these Consolidated Financial Statements.

ONDAS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2025	2024
Revenues, net	$50,731	$7,193
Cost of goods sold	30,575	6,848
Gross profit	20,156	345

Operating expenses:
General and administrative	44,474	17,142
Sales and marketing	13,187	5,336
Research and development	20,879	12,476
Total operating expenses	78,540	34,954

Operating loss	(58,384)	(34,609)

Other income (expense), net
Other income (expense), net	11	(20)
Change in fair value of warrant liability, net	(82,225)	-
Change in fair value of government grant liability	(204)	95
Interest and dividend income	9,112	235
Unrealized gain on investments	5,400	-
Interest expense	(6,575)	(3,620)
Foreign exchange gain (loss), net	(27)	(88)
Total other income (expense), net	(74,508)	(3,398)

Loss before provision for income taxes	(132,892)	(38,007)

Provision for income taxes	488	-

Net loss	(133,380)	(38,007)
Less preferred dividends attributable to noncontrolling interest	1,560	1,504
Less deemed dividends attributable to accretion of redemption value	3,592	2,908
Less net loss attributable to noncontrolling interest	(1,361)	-
Net loss attributable to Ondas Inc. stockholders	$(137,171)	$(42,419)

Net loss per share – basic and diluted	$(0.62)	$(0.61)

Weighted average number of common shares outstanding, basic and diluted	221,769	69,917

The accompanying footnotes are an integral part of these Consolidated Financial Statements.

ONDAS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(dollars in thousands)

	Years Ended December 31,
	2025	2024
Net loss	$(133,380)	$(38,007)
Other comprehensive income:
Foreign currency translation	393	-
Comprehensive loss	(132,987)	(38,007)
		-
Comprehensive loss attributable to:
Noncontrolling interests	(1,297)	-
Comprehensive loss attributable to Ondas Inc. stockholders	$(131,690)	$(38,007)

The accompanying footnotes are an integral part of these Consolidated Financial Statements.

ONDAS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

					Ondas Inc. Stockholders’ Equity (Deficit)
	Redeemable Noncontrolling Interest		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance, January 1, 2024	429,123	$11,921	61,940,878	$6	231,489	-	$(198,361)	-	$33,134
Preferred dividends attributable to redeemable noncontrolling interest	-	1,504	-	-	(1,504)	-	-	-	(1,504)
Accretion of redeemable preferred stock in Ondas Networks	-	2,908	-	-	(2,908)	-	-	-	(2,908)
Sale of redeemable preferred stock in Ondas Networks, net of issuance costs	108,925	3,029	-	-	(125)	-	-	-	(125)
Issuance of warrants in connection with the sale of redeemable preferred stock in Ondas Networks	-	-	-	-	1,471	-	-	-	1,471
Sale of common stock and warrants, net of issuance costs	-	-	8,949,405	1	6,349	-	-	-	6,349
Issuance of warrants in Ondas Autonomous Systems, in connection with the sale of common stock	-	-	-	-	955	-	-	-	955
Issuance of warrants in Ondas Networks, in connection with a note payable	-	-	-	-	557	-	-	-	557
Issuance of warrants in Ondas Networks, in connection with convertible note payable	-	-	-	-	768	-	-	-	768
Settlement of development agreement	-	-	320,026	-	342	-	-	-	342
Issuance of shares for payment on convertible debt	-	-	21,284,556	2	14,225	-	-	-	14,227
Issuance of shares upon exercise of options and warrants and delivery of restricted stock units	-	-	678,326	-	58	-	-	-	58
Stock-based compensation	-	-	-	-	1,265	-	-	-	1,265
Net Loss	-	-	-	-	-	-	(38,007)	-	(38,007)
Balance, December 31, 2024	538,048	$19,362	93,173,191	$9	252,942	-	$(236,368)		$16,583
Preferred dividends attributable to redeemable noncontrolling interest	-	1,560	-	-	(1,560)	-	-	-	(1,560)
Accretion to redemption amount of redeemable noncontrolling interests	-	4,336	-	-	(4,336)	-	-	-	(4,336)
Noncontrolling interest related to acquisitions	-	5,642	-	-	-	-	-	3,891	3,891
Issuance of warrants in Ondas Networks, in connection with a note payable	-	-	-	-	346	-	-	-	346
Exercise of warrants in Ondas Autonomous Systems by noncontrolling interests	-	-	-	-	824	-	-	334	1,158
Issuance of shares, warrants, and pre-funded warrants from the 2025 Offerings, net of offering costs	-	-	145,844,000	15	422,294	-	-	-	422,309
Issuance of shares for payment on convertible debt	-	-	73,857,218	7	50,217	-	-	-	50,224
Issuance of shares upon exercise of options and warrants and delivery of restricted stock units	-	-	57,691,822	6	30,831	-	-	-	30,837
Issuance of shares in connection with acquisitions	-	-	4,897,768	-	34,821	-	-	-	34,821
Issuance of shares in exchange for shares of Ondas Autonomous Systems, net of costs	-	-	5,299,482	1	3,433	-	-	(21)	3,413
Stock-based compensation	-	-	-	-	16,016	-	-		16,016
Foreign currency translation adjustments, net of tax	-	41	-	-	-	329	-	23	352
Net Loss	-	(1,145)	-	-	-	-	(132,019)	(216)	(132,235)
Balance, December 31, 2025	538,048	$29,796	380,763,481	$38	805,828	329	$(368,387)	$4,011	$441,819

The accompanying footnotes are an integral part of these Consolidated Financial Statements.

ONDAS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(133,380)	$(38,007)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Investment gains	(5,400)	-
Depreciation	946	602
Amortization of debt discount and issuance cost	4,867	2,527
Amortization of intangible assets	5,808	4,220
Amortization of right of use asset	1,232	842
Noncash interest expense	331	-
Provision for obsolete inventory	923	121
Credit losses	-	993
Loss on disposal of equipment	-	2
Loss on intellectual property	16	28
Gain on termination of operating lease	-	(12)
Change in fair value of warrant liability, net	82,225	-
Change in fair value of government grant liability	48	(215)
Stock-based compensation	16,016	1,265
Changes in operating assets and liabilities:
Cash paid for right of use asset	-	(272)
Accounts receivable	(13,595)	(2,891)
Inventory	(4,836)	(5,466)
Other current assets	(18,945)	491
Other assets	(725)	(64)
Accounts payable	4,456	1,155
Accrued expenses and other current liabilities	22,099	1,152
Deferred revenue	176	157
Operating lease liability	(1,472)	(180)
Deferred tax liability	(16)	-
Other liabilities	480	83
Net cash flows used in operating activities	(38,746)	(33,469)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(67)	(37)
Purchase of equipment	(2,034)	(1,636)
Proceeds from sale of equipment	-	1
Purchase of software intangible	(38)	(61)
Purchase of long-term equity investments	(35,587)	-
Purchases of short-term investments	(15,428)	-
Cash paid for asset acquisition, net of cash acquired	(169)	-
Cash paid for business acquisition, net of cash acquired	(206,809)	-
Net cash flows used in investing activities	(260,132)	(1,733)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options and warrants	30,837	58
Proceeds from exercise of warrants in Ondas Autonomous Systems	1,158	-
Proceeds from sale of common stock and warrants, net of issuance costs	829,517	7,304
Proceeds from convertible notes payable, net of issuance costs, related party	-	5,437
Proceeds from convertible notes payable, net of issuance costs	923	31,560
Proceeds from notes payable	235	-
Proceeds from notes payable, net of issuance costs, related party	-	1,422
Proceeds from government grant	365	300
Proceeds from sale of noncontrolling interest in Ondas Networks, net of issuance costs	-	4,375
Payments on notes payable	(29)
Payments of issuance costs related to debt conversion	(11)	-
Payments on government grant liability	(342)	(277)
Net cash flows provided by financing activities	862,653	50,179

Increase in cash, cash equivalents, and restricted cash	563,775	14,977
Effect of exchange rate on cash	585	-
Cash, cash equivalents, and restricted cash beginning of period	29,999	15,022
Cash, cash equivalents, and restricted cash end of period	$594,359	$29,999

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$41	$22
Cash paid for income taxes	$10	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Preferred dividends attributable to redeemable noncontrolling interest	$1,560	$1,504
Accretion of redeemable noncontrolling interest to redemption value	$4,336	$2,908
Recognition of redeemable noncontrolling interest in business acquisition	$5,642	$-
Common stock in relation to business acquisitions	$34,821	$-
Common stock issued in exchange for debt repayment	$53,658	$14,227
Warrants in relation to sale of redeemable preferred stock and notes payable with respect to Ondas Networks	$346	$2,796
Warrants in relation to sale of common stock	$-	$2,199
Warrants in Ondas Autonomous Systems, in relation to sale of common stock	$-	$955
Non-cash consideration for settlement of development agreement payable	$-	$342
Transfer of equipment into inventory	$-	$2,290
Operating leases right-of-use assets obtained in exchange of lease liabilities	$1,907	$-

The accompanying footnotes are an integral part of these Consolidated Financial Statements.

ONDAS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Ondas, Inc. (together with its subsidiaries, the “Company,” “Ondas,” “we,” “us,” or “our”) is a defense, security, and critical infrastructure technology company organized around three business units: Ondas Autonomous Systems Inc. (“OAS”), Ondas Networks Inc. (“Ondas Networks”), and Ondas Capital Inc. (“Ondas Capital”). Through these business units, we develop and commercialize autonomous systems, private wireless networking technologies, and strategic investment and partnership initiatives that support the scaling and adoption of mission-critical solutions for governments and industrial customers.

OAS focuses on autonomous and unmanned aerial and ground systems and integrated mission solutions for defense, homeland security, public safety, and other critical infrastructure and industrial end markets. Through its product company subsidiaries, OAS develops, commercializes and delivers integrated capabilities across Counter-Unmanned Aerial System (“CUAS”), aerial Intelligence, Surveillance, and Reconnaissance (“ISR”), and Unmanned Ground Vehicle (“UGV”) applications. Ondas Networks provides mission-critical private wireless connectivity solutions for Industrial Internet of Things (IOT) applications, enabling secure, reliable, wide-area communications and edge data transport in demanding critical infrastructure environments. Ondas Capital supports our growth strategy through strategic investments, partnerships, and capital formation initiatives intended to accelerate technology development, expand market access, and enhance long-term value creation across the Ondas platform.

We manage these business units as distinct operating platforms aligned to complementary end markets and customer requirements. Our approach is designed to combine advanced autonomy, secure communications, and integrated operating capabilities to help customers improve situational awareness, operational resilience, and safety and security outcomes in complex, regulated, and often contested environments.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements include the consolidated accounts of the Company and its wholly-owned, controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying Consolidated Financial Statements present the Company’s historical financial position, results of operations, changes in stockholders’ equity and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Events occurring subsequent to December 31, 2025 have been evaluated for potential recognition or disclosure in the consolidated financial statements.

Business Combinations

The Company accounts for business combinations in accordance with ASC 805, Business Combinations. Assets acquired, liabilities assumed, and noncontrolling interests are measured at fair value at the acquisition date. Any excess of the consideration transferred over the estimated fair value of net assets acquired is recorded as goodwill.

Goodwill and Intangible Assets

Goodwill and other intangible assets result from the Company’s acquisition of existing businesses. In accordance with accounting standards related to business combinations, goodwill is not amortized; however, certain finite-lived identifiable intangible assets, primarily customer relationships and acquired technology, are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized. The Company reviews identified intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company also tests intangible assets with indefinite lives and goodwill for impairment at least annually. Refer to Notes 6 and 7 for additional information about the Company’s goodwill and other intangible assets.

Revenue Recognition

The Company derives revenues primarily from the Ondas Networks and OAS products and services. Revenue is recognized when control of the promised products or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services (the transaction price). A performance obligation is a promise in a contract to transfer a distinct product or service to a customer and is the unit of account under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Significant judgments related to revenue recognition include the determination of performance obligations, the timing of transfer of control, and the selection of appropriate methods to measure progress toward satisfaction of performance obligations.

Product Revenues

Product revenues are generated from the sale of hardware and related products. For product sales, control generally transfers to the customer at a point in time. In determining when control transfers, the Company considers, among other indicators, whether it has a present right to payment, legal title has transferred, the customer has obtained the significant risks and rewards of ownership, and customer acceptance has occurred, where acceptance is not considered a formality. The Company’s principal shipping terms are Free On Board (“FOB”) Shipping Point, or equivalent. Generally, revenue is recognized upon shipment of the product when control transfers based on the contractual shipping terms and customer acceptance provisions. For sales arrangements with shipping terms other than FOB Shipping Point, revenue recognition is evaluated based on the specific contractual shipping terms and customer obligations. Shipping and handling activities are not assessed as separate performance obligations as they are considered fulfillment activities.

If a performance obligation related to a product sale remains unsatisfied after shipment—typically installation or customer acceptance—revenue related to that performance obligation is deferred until the obligation has been satisfied. The Company estimates expected product returns at the time of sale and records them as a reduction of revenue. Customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs, are accounted for as variable consideration and recorded as a reduction of revenue at the time of sale. Estimates of product returns, customer allowances, and rebates are based on historical experience, current trends, and known contractual terms.

Revenue related to extended warranty and service arrangements is recognized over the term of the arrangement, as control of the services transfers to the customer over time. Revenue from other long-term product-related contracts is recognized over time using a cost-to-cost input method, which measures progress based on costs incurred relative to total estimated costs, provided the criteria for over-time recognition under ASC 606 are met. This method requires management to make estimates of total expected costs, which are reviewed and updated periodically and may change as the contract progresses.

Service Revenues

Service revenues consist primarily of (i) routine support and maintenance services, (ii) product training, installation, and onsite deployment services, and (iii) engineering and professional services related to the development and customization of software and hardware applications. Support and maintenance services represent stand-ready obligations to provide ongoing technical support and updates and are recognized ratably over the service period, as the customer simultaneously receives and consumes the benefits of the services. Training, installation, and onsite deployment services are generally distinct performance obligations that are recognized at a point in time, when the related services have been performed and control has transferred to the customer. Engineering and professional services are recognized over time, as the services create or enhance assets that the customer controls or have no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. Revenue for these arrangements is recognized using a cost-to-cost input method, under which revenue is recognized based on the ratio of actual costs incurred to total estimated costs. Management has determined that this method provides the best measure of progress toward satisfaction of the related performance obligations.

For arrangements containing multiple service performance obligations, the transaction price is allocated to each performance obligation based on its relative standalone selling price, as stated in the Company’s contracts.

Development Revenues

Development revenues are derived from customer contracts that include research, development, and engineering services. These arrangements include substantive, contractually defined development milestones, each of which represents a measure of progress toward satisfaction of the related performance obligation. Revenue from development arrangements is recognized upon achievement of the applicable milestone, as milestone achievement corresponds with the transfer of control of the underlying services to the customer. The Company has determined that the use of milestone achievement as an output method provides a faithful depiction of performance in accordance with ASC 606. These arrangements include substantive, contractually defined development milestones, each of which represents a measure of progress toward satisfaction of a performance obligation and is not contingent solely upon billing or customer funding events.

Remaining Performance Obligations

The Company discloses remaining performance obligations for contracts with an original expected duration of greater than one year. The Company has elected the practical expedient in ASC 606-10-50-14 and therefore does not disclose information about remaining performance obligations for (i) contracts with an original expected duration of one year or less and (ii) performance obligations for which revenue is recognized in the amount to which the Company has the right to invoice.

As of December 31, 2025, the aggregate amount of transaction price allocated to remaining performance obligations for contracts not subject to the practical expedients described above was $472 thousand and recorded within Other long-term liabilities on the Consolidated Balance Sheets. The Company expects to recognize this amount as revenue during 2027 and 2028.

Use of Estimates

The process of preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements. Such management estimates include those relating to allocation of consideration for business combinations to identifiable tangible and intangible assets, revenue recognition, inventory write-downs to reflect net realizable value, fair values of financial instruments and goodwill, assumptions used in the valuation of stock-based awards, derivative warrant liabilities, and valuation allowances against deferred tax assets. Actual results could differ from those estimates.

Cash and Cash Equivalents, and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash includes cash that is not readily available for use in the Company’s operating activities. At December 31, 2025, $37.6 million of our restricted cash balance relates to funds held in escrow in connection with the acquisition of Sentrycs which will be released when the remaining payments are due pursuant to the Sentrycs Agreement. The remaining restricted cash balance at December 31, 2025 and 2024 is attributable to (i) minimum cash reserves required to be maintained to cover bank guarantees issued for new customer orders and operating leases, and (ii) minimum cash reserve requirements for credit cards.

The Company periodically monitors its positions with, and the credit quality of, the financial institutions with which it invests. Periodically throughout the year, and as of December 31, 2025, the Company has maintained balances in excess of federally insured limits. As of December 31, 2025, the Company was approximately $549 million in excess of federally insured limits.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are stated at a gross invoice amount less an allowance for credit losses as well as net of any discounts or other forms of variable consideration. We estimate allowance for credit losses by evaluating specific accounts where information indicates our customers may have an inability to meet financial obligations, such as customer payment history, credit worthiness, and receivable amounts outstanding for an extended period beyond contractual terms. We use assumptions and judgments, based on the best available facts and circumstances, to record an allowance to reduce the receivable to the amount expected to be collected. These allowances are evaluated and adjusted as additional information is received. We had allowance for credit losses as of December 31, 2025 and 2024 of $389 thousand and $0, respectively. During the years ended December 31, 2025 and 2024, we recognized $0 and $993 thousand of expense related to credit losses, respectively.

Short-term investments

The Company’s short-term investments consist of certificates of deposit carried at amortized cost and marketable equity securities, which are measured at fair value at each reporting date, with unrealized gains and losses recognized in Other income (expense), net in the Company’s Consolidated Statements of Operations. Realized gains and losses on sales of marketable equity securities are determined using the specific identification method and are included in Other income (expense), net in the Company’s Consolidated Statements of Operations. Dividend income is recognized on the ex-dividend date.

Inventory

Inventories, which consist solely of raw materials, work in process and finished goods, are stated at the lower of cost (first-in, first-out) or net realizable value, net of reserves for obsolete inventory. We continually analyze our slow-moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. On December 31, 2025 and 2024, such reserves were $1.7 million and $221 thousand, respectively.

Inventory consists of the following:

(dollars in thousands)	December 31, 2025	December 31, 2024
Raw Material	$14,153	$4,354
Work in Process	1,470	306
Finished Goods	7,992	5,383
Less Inventory Reserves	(1,652)	(221)
Total Inventory, Net	$21,963	$9,822

As of December 31, 2025 and 2024, the Company reclassified $0 and $2.29 million of machinery and equipment, net into inventory, as OAS has shifted its focus from service revenue, selling a data subscription service to its customers based on the information collected by their autonomous systems, to product revenue, primarily selling their Optimus System™ and Iron Drone Raider™.

Property and Equipment

All additions, including improvements to existing facilities, are recorded at cost. Maintenance and repairs are charged to expense as incurred. Depreciation of property and equipment is principally recorded using the straight-line method over the estimated useful lives of the assets. The estimated useful lives typically are 3 to 17 years for machinery and equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. Upon the disposal of property, the asset and related accumulated depreciation accounts are relieved of the amounts recorded therein for such items, and any resulting gain or loss is recorded in operating expenses in the year of disposition.

Impairment of Long-Lived Assets

Long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. There was no impairment of long-lived assets for the years ended December 31, 2025 and 2024.

Other Assets

Other long-term assets generally consist of right-of-use assets resulting from leases, long-term portion of prepaid expenses, and refundable deposits that are not expected to be received in the next twelve months.

Other Liabilities

Other liabilities generally consist of operating lease liabilities, accrued interest, contingent consideration, long-term deferred revenue, and refundable sub-lease deposit that are not expected to be repaid in the next twelve months.

Government Grants

The Company receives government grants from the Israel Innovation Authority (the “IIA”) to finance its research and development programs in Israel, through which we have received IIA participation payments of $365 thousand and $300 thousand for December 31, 2025 and 2024, respectively. The grant funds are royalty-bearing grants and are repayable to the extent that future economic benefits are expected from the research project that will result in royalty-bearing sales. Repayments are calculated at a rate of 3% of future sales of the developed products, up to 100% of the amounts of grants received plus interest at LIBOR.

The liability for grants received is first measured at fair value using a discounted cash flow model based on forecasted future sales of the products developed using the grant funds, using a discount rate that reflects a market rate of interest. The difference between the amount of the grant received and the fair value of the liability is accounted for as a government grant and recognized as a reduction of research and development expenses.

At each reporting date, the Company determines the fair value of the government grant liability based on 3% of forecasted future sales of the products developed using the grant funds, discounted using a discounted cash flow model, and recognizes the change in the government grant liability through other income (expense). Amounts paid as royalties are treated as a reduction of the liability. Royalty payments are due every nine months. There is no maturity date. The liability exists until it is paid in full through royalty payments, or the Company reports to the IIA that there will be no further sales.

The Company made royalty payments of $342 thousand and $277 thousand during the years ended December 31, 2025 and 2024, respectively.

The Company’s royalty liability to the IIA as of December 31, 2025 and 2024 was $3.7 million and $2.6 million, respectively. We recognized a loss of $204 thousand related to the change in fair value of the government grant liability, including LIBOR interest expense accrued, for the year ended December 31, 2025. We recognized a gain of $95 thousand related to the change in fair value of the government grant liability, including LIBOR interest expense accrued, for the year ended December 31, 2024. Refer to Note 14, Government grants, for the reconciliation of the beginning and ending balances for the Level 3 government grant liability measured at fair value and the Company’s assumptions.

Noncontrolling Interests

Noncontrolling interests represents the minority shareholders’ proportionate share of the Company’s majority-owned subsidiaries. The portion of net income (loss) attributable to noncontrolling interests is presented as net loss attributable to noncontrolling interest in the consolidated statements of operations, and the portion of other comprehensive income (loss) of these noncontrolling interests is presented in the consolidated statements of stockholders’ equity.

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests represent equity interests in consolidated subsidiaries that are not attributable to the Company and that are subject to redemption upon the occurrence of events that are not solely within the Company’s control, including temporary equity classified instruments and put options embedded in the noncontrolling interest.

Redeemable noncontrolling interests are initially measured at their fair value. Noncontrolling interests which are currently redeemable are measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date or the carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. For noncontrolling interests which are probable of becoming redeemable, the Company uses the accretion method for instruments with fixed redemption amounts or the immediate method for instruments redeemable at fair value or based on a formula, if such amounts are greater than the carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. Adjustments to the carrying value of the redeemable noncontrolling interests are recorded through additional paid-in capital.

Further information regarding the Company’s redeemable noncontrolling interests is included in Note 13 – Redeemable Noncontrolling Interests.

Derivative Warrant Liabilities

The Company classifies as equity any warrants that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any warrants that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement) or (iii) that contain reset provisions that do not qualify for the scope exception. The Company assesses classification of its common stock warrants and other freestanding warrant instruments at each reporting date to determine whether a change in classification between assets and liabilities is required.

Warrants that are determined to require equity classification are measured at fair value upon issuance and are not subsequently remeasured unless they are required to be reclassified. Warrants that are determined to require asset or liability classification are measured at fair value upon issuance and are subsequently remeasured to fair value at each balance sheet date with any change in fair value recognized in the consolidated statements of operations.

Embedded Derivatives

Features embedded into contracts are assessed to determine if they represent embedded derivatives which require bifurcation and separate recognition. Embedded derivatives requiring bifurcation are accounted for at fair value, with subsequent changes in fair value recognized in the consolidated statements of operations.

Fair Value of Financial Instruments

Our financial assets measured at fair value on a recurring basis consist primarily of cash equivalents such as money market funds, and short-term investments, such as publicly traded stock and warrants exercisable for publicly traded stock. Our financial liabilities measured at fair value on a recurring basis consist primarily of government grant liabilities. The carrying amount of receivables, accounts payable, and accrued expenses approximates our fair value because of the short-term maturity of such instruments. In connection with the business combinations completed during the year ended December 31, 2025, the Company recognized identifiable intangible assets, including developed technology, customer relationships, trade names, and non-compete agreements. These intangible assets were measured at fair value on a non-recurring basis as of their respective acquisition dates in accordance with ASC 805, Business Combinations. These measurements are not subsequently remeasured and the assets are amortized over their estimated useful lives. Refer to Note 14 for the fair values of the Company’s assets and liabilities.

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

We recognize restricted stock unit expense over the period of vesting or the period that services will be provided. Compensation associated with shares of the Company’s Common Stock, par value $0.0001 (the “Common Stock”), issued or to be issued to consultants and other non-employees is recognized over the expected service period beginning on the measurement date, which is generally the time the Company and the service provider enter into a commitment whereby the Company agrees to grant shares in exchange for the services to be provided.

Shipping and Handling

We expense all shipping and handling costs as incurred. These costs are included in Cost of Goods Sold on the accompanying Consolidated Statements of Operations.

Advertising and Promotional Expenses

We expense advertising and promotional costs as incurred. We recognized expenses of $359 thousand and $76 thousand for the years ended December 31, 2025, and 2024, respectively. These costs are included in Sales and marketing on the accompanying Consolidated Statements of Operations.

Research and Development

Costs for research and development are expensed as incurred except for research and development equipment with alternative future use. Research and development expenses consist primarily of salaries, salary-related expenses and costs of contractors and materials.

Product Warranty

We offer service-type and assurance-type warranties, the terms and conditions of which vary depending upon the product sold. For assurance-type warranties, we accrue a liability for the estimated cost of the assurance-type warranty at the time the product is sold. For service-type warranties, costs are expensed as incurred and the transaction price attributable to the service-type warranty performance obligation is recognized over the warranty period. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants.

Leases

Under Topic 842, Leases, operating lease expense is generally recognized evenly over the term of the lease. We determine if an arrangement is a lease, or contains a lease, at the inception of the arrangement. If we determine the arrangement is a lease, or contains a lease, at lease inception, we then determine whether the lease is an operating lease or a finance lease. Operating and finance leases result in recording a right-of-use (“ROU”) asset and lease liability on our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. For purposes of calculating operating lease ROU assets and operating lease liabilities, we use the non-cancellable lease term plus options to extend that we are reasonably certain to take. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Our leases generally do not provide an implicit rate. As such, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. This rate is generally consistent with the interest rate we pay on borrowings under our credit facilities, as this rate approximates our collateralized borrowing capabilities over a similar term of the lease payments. We have elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying assets. We have elected not to separate lease and non-lease components for any class of underlying asset.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders’ (the numerator) by the weighted average number of shares of Common Stock outstanding for each period (the denominator).

The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the numerator may have to adjust for any dividends and income or loss associated with potentially dilutive securities that are assumed to have resulted in the issuance of shares of common stock, and the denominator may have to adjust to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued during the period to reflect the potential dilution that could occur from shares of common stock issuable through stock options, warrants, restricted stock units, or convertible preferred stock. For purposes of determining diluted earnings per common share, the treasury stock method is used for stock options, warrants, and restricted stock units. Because of the net loss for the years ended December 31, 2025 and 2024, the impact of including this in our computation of diluted net loss per share was anti-dilutive.

The following potentially dilutive securities for the years ended December 31, 2025 and 2024 have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	Years Ended December 31,
	2025	2024
Warrants to purchase common stock	75,476,378	26,490,110
Options to purchase common stock	20,014,381	4,289,359
Potential shares issuable under 2022 Convertible Promissory Notes	-	19,356,876
Potential shares issuable under 2023 Additional Notes	-	30,011,617
Potential shares issuable under 2024 Additional Notes	-	119,544,155
Restricted stock units	9,110,776	252,417
Total potentially dilutive securities	104,601,535	199,944,534

Concentration of Customers

A small number of customers have accounted for a substantial amount of our revenue. Revenue from significant customers, those representing 10% or more of total revenue, was composed of two customers accounting for 55% and 11% of the Company’s revenue for the year ended December 31, 2025, respectively. Three customers accounted for 52%, 26% and 10% of the Company’s revenue for the year ended December 31, 2024, respectively.

Accounts receivable from significant customers, those representing 10% or more of the total accounts receivable, were composed of one customer accounting for 73% of the Company’s accounts receivable balance as of December 31, 2025, respectively. Two customers accounted for 78% and 10% of the Company’s accounts receivable balance as of December 31, 2024, respectively.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which enhances the transparency of income tax disclosures in ASC 740, Income Taxes, primarily related to the rate reconciliation and income taxes paid information. The ASU is effective for fiscal years beginning after December 15, 2024, may be applied retrospectively and early adoption is permitted. The Company first applied the ASU to the Company’s annual disclosures for the year ended December 31, 2025. The ASU will be applied prospectively.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement — reporting Comprehensive Income — Expense Disaggregation Disclosures. The ASU requires entities to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis including purchases of inventory, employee compensation, depreciation and intangible asset amortization for each income statement line item that contains those expenses. This ASU is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 with early adoption permitted. The Company is currently assessing the impact of this ASU on its disclosures in the Consolidated Financial Statements.

In July 2025, the Financial Accounting Standards Board issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides practical expedients to simplify the estimation of expected credit losses for current accounts receivable and contract assets. The guidance is effective for annual reporting periods beginning after December 15, 2025. The Company does not expect adoption of this ASU to have a material impact on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting model for capitalizing internal-use software costs by replacing the project-stage approach with a principles-based recognition threshold. The guidance is effective for annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company does not expect adoption of this ASU to have a material impact on its consolidated financial statements.

In December 2025, the Financial Accounting Standards Board issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance for the recognition, measurement, presentation, and disclosure of government grants received by business entities. The amendments expand Topic 832 by introducing a comprehensive accounting framework, largely based on International Accounting Standard 20, and are effective for public business entities for annual reporting periods beginning after December 15, 2028, including interim periods within those annual periods. Early adoption is permitted. The Company receives royalty-bearing research and development grants from the Israel Innovation Authority that are repayable based on future sales of products developed using the grant funding. Accordingly, the Company expects that ASU 2025-10 will be applicable upon adoption and may impact the recognition and presentation of such grants, including the timing of grant income and the accounting for related royalty obligations. The Company is currently evaluating the impact of the amendments, including the transition method to be applied, on its consolidated financial statements and related disclosures.

In December 2025, the Financial Accounting Standards Board issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies and reorganizes existing interim reporting requirements and introduces a principle requiring disclosure of material events occurring since the end of the prior annual reporting period. The guidance is effective for interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company does not expect adoption of this ASU to have a material impact on its interim financial statements or disclosures.

Reclassification

Certain amounts reported in the prior year financial statements have been reclassified to conform to the current year’s presentation.

NOTE 3 – REVENUE

The following table presents our disaggregated revenues by type, timing and geographical region.

	Years Ended December 31,
(dollars in thousands)	2025	2024
Type of Revenue
Product revenue	$34,583	$2,796
Service revenue	10,241	2,492
Development revenue	5,907	1,905
Total revenues	50,731	7,193

Timing of Revenue
Revenue recognized point in time	$41,779	$4,496
Revenue recognized over time	8,952	2,697
Total revenue	$50,731	$7,193

Geographical region
Israel	$30,844	$4,284
Germany	6,583	-
United Arab Emirates	3,893	753
United States	1,570	1,827
Other Countries	7,841	329
Total revenues	$50,731	$7,193

 Contract Assets and Liabilities

We recognize a receivable or contract asset when we perform a service or transfer a good in advance of receiving consideration. A receivable is recorded when our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. A contract asset is recorded when we have recognized revenue over time in accordance with meeting our performance obligation but are unable to invoice the customer yet based on the contractual invoicing terms. The contract asset is reclassified to a receivable when the right to consideration becomes unconditional. Contract assets are included in Other current assets on the Consolidated Balance Sheet. The table below details the activity in our contract assets during the years ended December 31, 2025 and 2024.

	December 31,
(dollars in thousands)	2025	2024
Balance at beginning of period	$206	$819
Contract assets recognized	8,476	323
Reclassification to Accounts receivable, net	(5,511)	(936)
Balance at end of period	$3,171	$206

We recognize a contract liability (deferred revenue) when we receive consideration from a customer, or if we have the unconditional right to consideration (i.e., a receivable), prior to satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. The table below details the activity in our contract liabilities during the years ended December 31, 2025 and 2024.

	December 31,
(dollars in thousands)	2025	2024
Balance, beginning of year	$329	$277
Contract liabilities acquired in business combinations	7,374	-
Additions	9,542	1,596
Transfer to revenue	(8,744)	(1,439)
Transfer to general and administrative expense	-	(105)
Balance, end of year	$8,501	$329

Revenue recognized during the year ended December 31, 2025 and 2024 that was included in the contract liability opening balance was $81 thousand and $72 thousand, respectively. As of December 31, 2025, $472 thousand of the contract liability balance represents long-term deferred revenue and is included in Other liabilities on the Consolidated Balance Sheets.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31,
(dollars in thousands)	2025	2024
Prepaid insurance	$1,417	$872
Prepaid income and other taxes	9,551	52
Advance to vendors	6,831	1,002
Contract asset	3,171	206
Receivable for stock option exercises	2,965	-
Other prepaid expenses and current assets	1,538	344
Total other current assets	$25,473	$2,476

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2025	2024
(dollars in thousands)
Machinery and equipment	$9,169	$2,489
Leasehold improvements	5,585	3,612
Construction in progress	117	-
Total property and equipment	14,871	6,101
Less: accumulated depreciation	(4,654)	(3,514)
Net property and equipment	$10,217	$2,587

Depreciation expense for the years ended December 31, 2025 and 2024 was $946 thousand and $602 thousand, respectively. For the years ended December 31, 2025 and 2024, the Company recognized a loss on disposal of machinery and equipment of $0 thousand and $2 thousand, respectively, which is included in Other income (expense), net in the Company’s Consolidated Statements of Operations. As of December 31, 2025, there was $8.4 million and $32 thousand of net property and equipment located in Israel and Estonia, respectively.

In 2024, the Company reclassified $2.29 million of machinery and equipment, net into inventory, as OAS has shifted their focus from service revenue, selling a data subscription service to its customers based on the information collected by their autonomous systems, to product revenue, primarily selling their Optimus System™ and Iron Drone Raider™.

NOTE 6 – GOODWILL AND BUSINESS ACQUISITIONS

We account for acquisitions in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”), and goodwill in accordance with ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”). The purchase price, plus the estimated fair value of noncontrolling interest retained by the selling shareholders, less the estimated fair value of net assets acquired in a business combination is recorded as goodwill.

The following table summarizes the change in the Company’s goodwill by segment:

(amounts in thousands)	Networks	OAS	Total
Balance as of January 1, 2024 and 2025	-	$27,752	$27,752
Attributable to 2025 acquisitions	-	224,057	224,057
Balance as of December 31, 2025	-	$251,809	$251,809

The Company completed the acquisitions detailed below to expand product offerings, add critical technology and enter new markets. Control was obtained through the purchase of the issued and outstanding share capital pursuant to the respective share purchase agreement. Equity consideration issued in connection with the acquisitions was measured at fair value based on the Company’s quoted market price on the respective acquisition dates. All identifiable intangible assets acquired other than goodwill are finite lived. Refer to Note 7 for the related amortization period.

Acquisition-related costs incurred in connection with the 2025 acquisitions were $4.3 million for the year ended December 31, 2025, and were expensed as incurred. These costs are included in General and administrative expense in the accompanying consolidated statements of operations. The accounts receivable acquired across the Company’s 2025 acquisitions were not material, either individually or in the aggregate. Accordingly, the Company has not separately disclosed the gross contractual amounts receivable or the best estimate of contractual cash flows not expected to be collected. The unaudited pro forma financial information reflected below includes adjustments that are directly attributable to the acquisitions and factually supportable, including incremental amortization of acquired intangible assets, incremental depreciation related to fair value adjustments of property and equipment, and the elimination of acquisition-related costs that are not expected to recur.

Apeiro Motion Ltd.

On August 31, 2025, the Company completed the acquisition of Apeiro Motion Ltd. (Apeiro), pursuant to the Share Purchase Agreement (the “Apeiro Acquisition Agreement”), by and among the Company, Apeiro, and the Apeiro shareholders. Pursuant to the Apeiro Acquisition Agreement, the Company acquired 100% of the issued and outstanding share capital of Apeiro. The following table summarizes the consideration paid for Apeiro and the preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

(dollars in thousands) Purchase price consideration
Cash consideration	$11,950

Estimated fair value of assets acquired:
Cash and cash equivalents and restricted cash	$5,536
Certificates of deposit	907
Other current assets	646
Property and equipment	84
Intangible assets	3,982
Total estimated fair value of assets acquired	$11,155

Estimated fair value of liabilities assumed:
Accounts payable	$1,317
Customer prepayments	3,108
Accrued expenses and other current liabilities	651
Deferred tax liability	879
Total estimated fair value of liabilities assumed	$5,955

Net Assets Acquired	$5,200

Goodwill	$6,750

The intangible assets acquired include $4.0 million allocated to developed technology. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. All of the goodwill was assigned to the OAS reporting unit. During the three months ended December 31, 2025, the Company recorded measurement period adjustments related to purchase price working capital adjustments, which resulted in an increase to goodwill of $75 thousand. These adjustments reflect additional information obtained about facts and circumstances that existed as of the acquisition date. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in fair values of property, plant, and equipment, (2) changes in valuation of intangible assets, including goodwill, and (3) other changes to assets and liabilities.

Apeiro generated revenue of $6.6 million, and a net loss of $122 thousand, since the acquisition date that is recognized in the Consolidated Statement of Operations for the period ended December 31, 2025. The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of Apeiro had occurred on January 1, 2024. The unaudited pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred on January 1, 2024 or what the Company’s operating results will be in future periods. There were no material nonrecurring pro forma adjustments directly attributable to the business combinations included in the unaudited reported pro forma revenue and earnings.

	Years ended December 31, (unaudited)
(dollars in thousands)	2025	2024
Revenue	$57,220	$11,068
Net loss	$(137,465)	$(42,446)

Smart Precision Optics S.P.O Ltd.

On October 3, 2025, the Company completed the acquisition of Smart Precision Optics S.P.O ltd. (“SPO”)., a company organized under the laws of the State of Israel, pursuant to (i) the SPO Share Purchase Agreement, dated August 20, 2025, by and among the Company, SPO, Shamir Investment Entrepreneurship ACS LTD., an agricultural cooperative society organized under the laws of the State of Israel (“Shamir”) and (ii) the Side Letter, dated August 20, 2025, by and among the Company, SPO and Shamir (the “Side Letter”) (collectively the “SPO Acquisition Agreement”). In accordance with the terms of the SPO Acquisition Agreement, the Company acquired (i) 51% of the issued and outstanding share capital of SPO for an aggregate purchase amount of approximately $6.0 million and (ii) 51% of the outstanding capital notes of SPO for an aggregate purchase amount of approximately $0.30 plus the Contingent Consideration, as defined below. The Company allocated the aggregate purchase amount to the purchase consideration and capital notes based on their relative fair value, resulting in $2.8 million in purchase consideration and $3.2 million in capital notes acquired by the Company, which have been eliminated in consolidation.

Additionally, if SPO obtains or receives Qualified Grants (as defined in the SPO Acquisition Agreement) between October 3, 2025 and December 31, 2026, the Company shall be required to make payment to Shamir in an amount equal to 10% of the amount of any such Qualified Grants received by SPO, up to an aggregate amount of approximately $11.9 million of Qualified Grants received (“Contingent Consideration”) (i.e. the maximum Contingent Consideration paid by the Company to Shamir shall be approximately $1.2 million). The Contingent Consideration shall be paid in cash, provided however, that the Company may choose, in its sole discretion, to pay the Contingent Consideration in shares of the Company’s Common Stock.

Subject to the terms of the SPO Acquisition Agreement, Shamir has the right (the “First Put Option”) to cause the Company to purchase all (but not less than all) of the remaining issued and outstanding share capital of SPO held by Shamir, which acquisition shall be accompanied with sale for no additional consideration of any and all capital notes of SPO then held by Shamir (such shares and capital notes, jointly, the “Put Shares”), at a purchase price of approximately $220.69 per share. Shamir may exercise the First Put Option during the period commencing on October 15, 2025 and ending June 30, 2026.

Subject to the terms of the SPO Acquisition Agreement, to the extent that the First Put Option was not exercised, Shamir has the right to appoint a third-party evaluator to determine SPO’s valuation and after receiving such valuation, Shamir may offer to the Company to purchase the Put Shares at such evaluated price (the “Second Put Option” together with the First Put Option, the “SPO Options”). If the Company declines, the Company may make a counter-offer to purchase the Put Shares. If Shamir rejects the Company’s counter-offer, Shamir can initiate a “Forced Sale” process to sell 100% of SPO to a third party during a limited period of nine months. Alternatively, if no Forced Sale occurs, Shamir can request an updated evaluation for SPO and either sell to the Company pursuant to Company’s offer, or buy all of the Company’s securities in SPO at the updated valuation. Shamir may exercise the foregoing during the period commencing on the second anniversary of the closing of the SPO Acquisition and ending June 30, 2029. The consideration payable by the Company to Shamir upon the consummation of either the First Put Option or the Second Put Option shall be paid in cash, provided however, that the Company may choose, in its sole discretion, to pay Shamir in Common Stock.

Additionally, subject to the terms of the SPO Acquisition Agreement, in the event that the Second Put Option is exhausted without being exercised, the Company shall have the right (the “Call Option”) to require Shamir to sell all (and not less than all) of the remaining issued and outstanding share capital of SPO held by Shamir in consideration for the amount reflecting SPO’s valuation on a cash free-debt free basis of approximately $59.5 million, which acquisition shall be accompanied with sale for no additional consideration of any and all capital notes of SPO then held by Shamir, payable in cash. The Company may exercise the Call Option during the period commencing on the end of the Second Put Option Period and ending 18 months later.

The following table summarizes the consideration paid for SPO and the preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired, liabilities assumed and noncontrolling interest retained by SPO shareholders at the acquisition date.

(dollars in thousands) Purchase price consideration
Cash	$2,829

Estimated fair value of assets acquired:
Cash and cash equivalents and restricted cash	$6,087
Accounts receivable	439
Inventory	482
Other current assets	104
Property and equipment	3,731
Right of use asset	2,511
Other long-term assets	22
Intangible assets	3,258
Total estimated fair value of assets acquired	$16,634

Estimated fair value of liabilities assumed:
Accounts payable	$314
Accrued expenses and other current liabilities	691
Government grant liability	958
Convertible preferred notes	6,300
Lease liabilities	2,511
Deferred tax liability	740
Total estimated fair value of liabilities assumed	$11,514

Net assets acquired	$5,120

Reconciliation of goodwill:
Total consideration transferred	$2,829
Add: Fair value of redeemable noncontrolling interest	2,718
Less: Net assets acquired	(5,120)
Goodwill	$427

The noncontrolling interest was measured at fair value at the acquisition date. The fair value was estimated based on the implied equity value of SPO, using the purchase consideration paid for the Company’s 51% ownership as an observable input. The implied equity value was extrapolated to a 100% basis, and the 49% noncontrolling interest ownership percentage was applied to determine the fair value of the noncontrolling interest. The noncontrolling interest, inclusive of the embedded First Put Option, is reflected within redeemable noncontrolling interest in the consolidated balance sheets.

The intangible assets acquired include $3.2 million allocated to customer relationships. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. All of the goodwill was assigned to the OAS reporting unit. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in fair values of property, plant, and equipment, (2) changes in valuation of intangible assets such as customer relationships, as well as goodwill, and (3) other changes to assets and liabilities.

SPO generated revenue of $430 thousand, and a net loss of $2.5 million, since the acquisition date that is recorded in the Consolidated Statement of Operations for the period ended December 31, 2025. The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of SPO had occurred on January 1, 2024. The unaudited pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred on January 1, 2024 or what the Company’s operating results will be in future periods. There were no material nonrecurring pro forma adjustments directly attributable to the business combinations included in the reported unaudited pro forma revenue and earnings.

	Years ended December 31, (unaudited)
(dollars in thousands)	2025	2024
Revenue	$51,896	$9,204
Net loss	$(138,991)	$(44,098)

Insight Intelligent Sensors Ltd.

On October 27, 2025, the Company completed the acquisition of Insight Intelligent Sensors Ltd. (“Insight”), pursuant to the Share Purchase Agreement (the “Insight Acquisition Agreement”), by and among the Company, Insight, and the Insight shareholders. Pursuant to the Insight Acquisition Agreement, the Company acquired 51% of the issued and outstanding share capital of Insight, representing a controlling interest. The following table summarizes the consideration paid for Insight and the preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired, liabilities assumed and noncontrolling interest retained by Insight shareholders at the acquisition date.

(dollars in thousands) Purchase price consideration
Cash	$3,500

Estimated fair value of assets acquired:
Cash and cash equivalents and restricted cash	$2,534
Other current assets	56
Property and equipment	21
Intangible assets	2,379
Total estimated fair value of assets acquired	$4,990

Estimated fair value of liabilities assumed:
Accrued expenses and other current liabilities	$78
Deferred tax liability	547
Total estimated fair value of liabilities assumed	$625

Net assets acquired	$4,365

Reconciliation of goodwill:
Total consideration transferred	$3,500
Add: Fair value of noncontrolling interest	3,891
Less: Net assets acquired	(4,365)
Goodwill	$3,026

The noncontrolling interest was measured at fair value at the acquisition date. The fair value was estimated based on the implied equity value of Insight, using the purchase consideration paid for the Company’s 51% ownership interest as an observable input. The implied equity value was extrapolated to a 100% basis, and the 49% noncontrolling interest ownership percentage was applied to determine the fair value of the noncontrolling interest.

The intangible assets acquired include $2.4 million allocated to developed technology. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. All of the goodwill was assigned to the OAS reporting unit. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in fair values of property, plant, and equipment, (2) changes in valuation of intangible assets such as developed technology, as well as goodwill, and (3) other changes to assets and liabilities.

Insight did not generate revenues during the period ended December 31, 2025. Insight generated a net loss of $202 thousand since the acquisition date that is recorded in the Consolidated Statement of Operations for the period ended December 31, 2025. The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of Insight had occurred on January 1, 2024. The unaudited pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred on January 1, 2024 or what the Company’s operating results will be in future periods. There were no material nonrecurring pro forma adjustments directly attributable to the business combinations included in the reported pro forma revenue and earnings.

	Years ended December 31, (unaudited)
(dollars in thousands)	2025	2024
Revenue	$50,784	$7,349
Net loss	$(137,392)	$(42,583)

4M Defense Ltd.,

On October 29, 2025, the Company completed the acquisition of a controlling interest in 4M Defense Ltd. (“4M”), a company registered in the State of Israel, pursuant to the Share Purchase Agreement, dated October 24, 2025 (the “4M Acquisition Agreement”), by and among the Company, 4M, Chirokka Holding Ltd., a company registered in the State of Israel (“HoldCo”), and the 4M shareholders. HoldCo held 100% of the share capital of 4M. In accordance with the terms of the 4M Acquisition Agreement, the Company acquired 70% of the issued and outstanding share capital of HoldCo (“HoldCo Shares”) for the purchase price of (i) $2.4 million in cash and (ii) 801,068 shares of Common Stock, in exchange for the HoldCo Shares (the “4M Acquisition”). Pursuant to the 4M Acquisition Agreement, the 4M shareholders have agreed, subject to certain customary exceptions, not to sell, transfer or dispose of 480,641 shares of Common Stock for a period of twelve (12) months after the closing of the 4M Acquisition, at which time they shall be permitted to sell, transfer or otherwise dispose of, on a calendar quarterly basis, up to twelve and one-half percent (12.5%) of such shares of Common Stock, until all such shares have been released from the lock-up restrictions.

Pursuant to the 4M Acquisition Agreement, between January 1, 2026 and December 31, 2027, (i) the Company shall have an irrevocable right, exercisable in whole (and not in part), at the Company’s sole discretion to acquire 100% of the remaining share capital in HoldCo following the closing of the 4M Acquisition (the “Call Option”) and (ii) the 4M shareholders shall have an irrevocable right, exercisable in whole (and not in part), at the 4M shareholders sole discretion, to request the Company to acquire from the 4M shareholders 100% of the remaining share capital in HoldCo following the closing of the Acquisition (the “Put Option”). The applicable consideration payable by the Company to the 4M shareholders upon the consummation of either the Call Option or the Put Option shall be paid in cash, provided however, that the Company may choose, in its sole discretion, to pay Nir in Common Stock. The noncontrolling interest, inclusive of the embedded Call Option and Put Option, is reflected within redeemable noncontrolling interest in the consolidated balance sheets.

The following table summarizes the consideration paid for 4M and the preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired, liabilities assumed and noncontrolling interest retained by 4M shareholders at the acquisition date.

(dollars in thousands) Purchase price consideration
Cash	$2,400
Common Stock – 801,068 Shares	5,407
Total purchase price consideration	$7,807

Estimated fair value of assets acquired:
Cash and cash equivalents and restricted cash	$1,712
Accounts receivable	253
Other current assets	351
Property and equipment and other long-term assets	722
Intangible assets	2,435
Total estimated fair value of assets acquired	5,473

Estimated fair value of liabilities assumed:
Accrued expenses and other current liabilities	836
Notes payable	494
Deferred tax liability	560
Total estimated fair value of liabilities assumed	1,890

Net assets acquired	$3,583

Reconciliation of goodwill:
Total consideration transferred	$7,807
Add: Fair value of redeemable noncontrolling interest	2,925
Less: Net assets acquired	(3,583)
Goodwill	$7,149

The noncontrolling interest was measured at fair value at the acquisition date. The fair value was estimated based on the implied equity value of 4M, using the purchase consideration paid for the Company’s 70% ownership interest as an observable input. The implied equity value was derived by extrapolating the purchase consideration to a 100% basis and applying the 30% noncontrolling interest ownership percentage.

The intangible assets acquired include $0.9 million allocated to developed technology, $1.4 million allocated to customer relationships, and $137 thousand allocated to backlog. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. All of the goodwill was assigned to the OAS reporting unit. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in fair values of property, plant, and equipment, (2) changes in valuation of intangible assets such as developed technology, as well as goodwill, and (3) other changes to assets and liabilities.

4M generated revenue of $2.2 million, and net income of $217 thousand, since the acquisition date that is recorded in the Consolidated Statement of Operations for the period ended December 31, 2025. The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of 4M had occurred on January 1, 2024. The unaudited pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred on January 1, 2024 or what the Company’s operating results will be in future periods. There were no material nonrecurring pro forma adjustments directly attributable to the business combinations included in the reported unaudited pro forma revenue and earnings.

	Years ended December 31, (unaudited)
(dollars in thousands)	2025	2024
Revenues	$56,185	$7,193
Net loss	$(137,052)	$(42,754)

Sentry CS Ltd.

On November 17, 2025, the Company completed the acquisition of Sentry CS Ltd., (“Sentrycs”) pursuant to the Share Purchase Agreement (the “Sentrycs Acquisition Agreement”), entered into by and among the Company, Sentrycs, a company organized under the laws of the State of Israel, Sentrycs’s shareholders, (the “Sentrycs Major Shareholders”), and Sagitta Holdco SARL, a private limited liability company organized under the laws of the Grand Duchy of Luxembourg. The Company acquired 100% of the issued and outstanding share capital of Sentrycs for an aggregate purchase price of $224.6 million consisting of $134.1 million in cash and shares of the Company’s common stock valued at $90.6 million. This aggregate purchase price reflects the working capital adjustments made at closing pursuant to the Sentrycs Acquisition Agreement.

The Sentrycs Acquisition Agreement detailed that the purchase price consideration of $224.6 million would be paid over four payment dates, with the first payment made upon closing at November 17, 2025. The Company paid $149.6 million on November 17, 2025, consisting of $120.2 million in cash and 4,096,700 shares of Common Stock valued at $29.4 million. The remaining three payments would be made 30-days, 45-days and 120-days after closing. These three payments would total $25 million each and consist of $4.6 million in cash and shares of Common Stock valued at $20.4 million. At December 31, 2025, the Company recorded a liability for these payments in the amount of $75 million classified as Accrued Purchase Consideration on the Company’s Consolidated Balance Sheets. The Company issued 1,671,899 and 1,622,607 shares of Common Stock on January 8, 2026 and January 22, 2026, respectively, related to the second and third payments.

The Company also paid $37.5 million into an escrow account which we own (the “Ondas Escrow Amount”). On second, third and fourth payment dates, $10 million will be returned to the Company, and $2.5 million will be transferred from the Ondas Escrow Amount to the Indemnity Escrow Account. Under the Indemnity Escrow terms and agreement, the funds will be held until the one-year anniversary of the Sentrycs Acquisition Agreement, during which time the Company may make indemnification claims. Any balance remaining after 1 year will be released to the sellers.

Amounts transferred to the Indemnity Escrow Account serve as security for the sellers’ indemnification obligations. Under the Indemnity Escrow Agreement, these funds will be held until the one-year anniversary of the Sentrycs Acquisition Agreement. During this period, the Company may assert indemnification claims in accordance with the agreement. Any balance remaining in the Indemnity Escrow Account after the one-year period, net of any amounts reserved for outstanding claims, will be released to the sellers. The Ondas Escrow Amount is included in Restricted cash on the Company’s Consolidated Balance Sheets, as the scheduled releases to the Company are considered short-term in nature. Amounts transferred to the Indemnity Escrow Account are recognized as part of the purchase consideration.

The following table summarizes the consideration paid for Sentrycs and the preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

(dollars in thousands) Purchase price consideration
Cash	$134,053
Equity portion of purchase price	90,556
Total purchase price consideration	$224,609

Estimated fair value of assets acquired:
Cash and cash equivalents	$1,735
Accounts receivable	2,403
Inventory	2,005
Other current assets	463
Property and equipment	1,780
Right of use asset	1,980
Other long-term assets	312
Intangible assets	72,454
Total estimated fair value of assets acquired	$83,132

Estimated fair value of liabilities assumed:
Accounts payable	282
Accrued expenses and other current liabilities	2,961
Deferred revenues	3,681
Lease liabilities	2,257
Deferred tax liability	4,644
Total estimated fair value of liabilities assumed	13,825

Net Assets Acquired	$69,307

Goodwill	$155,302

The intangible assets acquired include $66 million allocated to developed technology, $3.7 million allocated to trademarks, and $2.7 million allocated to customer relationships. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. All of the goodwill was assigned to the OAS reporting unit. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in fair values of property, plant, and equipment, (2) changes in valuation of intangible assets such as developed technology, as well as goodwill, and (3) other changes to assets and liabilities.

Sentrycs generated revenue of $10.7 million, and net income of $1.8 million, since the acquisition date that is recognized in the Consolidated Statement of Operations for the period ended December 31, 2025. The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of Sentrycs had occurred on January 1, 2024. The unaudited pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred on January 1, 2024 or what the Company’s operating results will be in future periods. There were no material nonrecurring pro forma adjustments directly attributable to the business combinations included in the reported unaudited pro forma revenue and earnings.

	Years ended December 31, (unaudited)
(dollars in thousands)	2025	2024
Revenue	$70,350	$18,541
Net loss	$(145,276)	$(63,602)

Robo-Team Holdings Ltd.

On December 17, 2025, the Company completed the acquisition of Robo-Team Holdings Ltd. (“Robo-Team”), pursuant to the Share Purchase Agreement, dated November 23, 2025 (the “Robo-Team Acquisition Agreement”), by and among the Company, Robo-Team, and the Robo-Team shareholders. Pursuant to the Robo-Team Acquisition Agreement, the Company acquired 100% of the issued and outstanding share capital of Robo-Team. The following table summarizes the consideration paid for Robo-Team and the preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

(dollars in thousands)

Purchase price consideration
Cash	$81,653
Estimated fair value of assets acquired:
Cash and cash equivalents and restricted cash	$2,327
Accounts receivable	424
Inventory	5,682
Other current assets	1,393
Property and equipment	151
Right of use asset	1,276
Intangible assets	30,803
Other long-term assets	344
Total estimated fair value of assets acquired	42,400

Estimated fair value of liabilities assumed:
Accounts payable	1,835
Accrued expenses and other current liabilities	967
Deferred revenues	735
Lease liabilities	1,434
Deferred tax liability	7,179
Total estimated fair value of liabilities assumed	12,150

Net Assets Acquired	$30,250

Goodwill	$51,403

The intangible assets acquired include $12.7 million allocated to developed technology, $14.6 million allocated to customer relationships, and $3.5 million allocated to non-compete agreements. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. All of the goodwill was assigned to the OAS reporting unit. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in fair values of property, plant, and equipment, (2) changes in valuation of intangible assets such as developed technology, as well as goodwill, and (3) other changes to assets and liabilities.

Robo-Team generated revenue of $7 million, and net income of $3.6 million, since the acquisition date that is recorded in the Consolidated Statement of Operations for the period ended December 31, 2025. The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of Robo-Team had occurred on January 1, 2024. The unaudited pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred on January 1, 2024 or what the Company’s operating results will be in future periods. There were no material nonrecurring pro forma adjustments directly attributable to the business combinations included in the reported unaudited pro forma revenue and earnings.

	Years ended December 31, (unaudited)
(dollars in thousands)	2025	2024
Revenues	$64,168	$17,276
Net loss	$(136,777)	$(46,847)

Goodwill Impairment

The Company reviews goodwill for impairment annually on December 31, and whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company performed a qualitative analysis on December 31, 2025 concluding there were no indications of impairment with respect to the goodwill recorded at December 31, 2025.

In December 2024, the Company bypassed the qualitative analysis and proceeded directly to a quantitative analysis with respect to the goodwill recorded at December 31, 2024. The Company engaged a third-party service provider to carry out a valuation of the OAS reporting unit. Using a discounted cash flow model and market approach model with updated forecasts for revenue and cash flows, the Company determined that the fair value of the OAS reporting unit was higher than the carrying value as of December 31, 2024, and no impairment was necessary.

NOTE 7 – INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

	December 31, 2025			December 31, 2024
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (years)
Trademarks	$6,930	$(1,488)	$5,442	$3,230	$(1,099)	$2,131	7 - 10
FAA waiver	5,930	(2,611)	3,319	5,930	(2,018)	3,912	10
Developed technology	113,604	(12,276)	101,328	27,977	(8,564)	19,413	3 - 10
Non-compete agreements	3,521	(37)	3,484	840	(840)	-	1 - 4
Other intangible assets	2,040	(749)	1,291	1,673	(554)	1,119	3 - 10
Customer relationships	23,008	(982)	22,026	1,010	(407)	603	5
	$155,033	$(18,143)	$136,890	$40,660	$(13,482)	$27,178

 Amortization expense for the year ended December 31, 2025 and 2024 was $5.8 million and $4.2 million, respectively. Other intangible assets represent patents, licenses, software, backlog and other marketing-related assets. During the year ended December 31, 2025, the carrying value and accumulated amortization of fully amortized intangibles were derecognized and totaled $1.2 million. Expected amortization expense for intangible assets subject to amortization as of December 31, 2025 is as follows:

(dollars in thousands) Year ending December 31,	Expected Amortization
2026	$18,700
2027	18,681
2028	18,383
2029	18,223
2030	16,971
Thereafter	45,932
Total	$136,890

NOTE 8 – LONG-TERM EQUITY INVESTMENTS

On August 12, 2025, the Company purchased a non-controlling interest in Rift Dynamics AS (“Rift”), a Norway-based defense technology company specializing in affordable, mass-producible combat drone systems, for the aggregate price of $587 thousand, representing approximately 10% ownership in Rift.

On November 20, 2025, the Company purchased Series B-3 Preferred Stock in Performance Drone Works (“PDW”), a veteran-led defense-technology engineer and manufacturer of advanced robotics for mission-critical national security missions, for the aggregate price of $35 million, representing approximately 3% ownership in PDW. The Series B-3 Preferred Stock is convertible into PDW common stock at the option of the holder and ranks senior to PDW’s common stock with respect to liquidation and dividend rights. The investment is subject to customary transfer restrictions and provides the Company with certain investor rights, including information rights and the right to appoint a non-voting observer to PDW’s board of directors, subject to specified conditions.

These long-term equity investments consist of equity investments in private companies through common and preferred stock. The Company accounts for these equity securities under the measurement alternative because they do not have a readily determinable fair value and do not qualify for the equity method of accounting. Accordingly, the investments are carried at cost, less impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company concluded that it does not have significant influence over either of the investees. Amounts are classified as a long-term equity investment on our Consolidated Balance Sheets. Dividends or other distributions, if and when declared by the investee, are recognized by the Company as investment income upon receipt with adjustments recognized in Other (expense) income, net on our Consolidated Statements of Operations. The Company has determined that the equity investments do not have a readily determinable fair value and elected the measurement alternative. Therefore, the equity investments’ carrying amount will be adjusted to fair value at the time of the next observable price change for the identical or similar investment of the same issuer or when an impairment is recognized. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investment is impaired. The assessment includes a review of recent operating results and trends, recent transactions involving the investee securities, and other publicly available data. If the investment is impaired, the Company writes it down to its estimated fair value. No impairment charges were recognized for the year ended December 31, 2024 or 2025. As of December 31, 2025 the long-term equity investments had a carrying value of $35.6 million.

NOTE 9 – LEASES

The Company has operating leases for office space, warehouses, and certain equipment, primarily automobiles. Many leases include one or more options to renew, some of which include options to extend the leases for up to 10 years. In certain of the Company’s lease agreements, the rental payments are adjusted periodically to reflect inflation and/or changes in other indexes.

Lease Costs

	Years ended December 31,
(dollars in thousands)	2025	2024
Components of total lease costs:
Operating lease expense	$1,446	$1,017
Common area maintenance expense	381	551
Short-term lease costs (1)	130	828
Total lease costs	$1,957	$2,396

(1)	Represents short-term leases with an initial term of 12 months or less, which are immaterial.

Lease Positions as of December 31, 2025 and 2024

ROU lease assets are recorded in Other assets, the current portion of lease liabilities for our operating leases are recorded in Accrued expenses and other liabilities, and the long-term portion of our lease liabilities for our operating leases are recorded in Other long-term liabilities on the Consolidated Balance Sheets as follows:

	December 31,
(dollars in thousands)	2025	2024
Assets:
Operating lease assets	$10,365	$3,922
Total lease assets	$10,365	$3,922

Liabilities:
Operating lease liabilities, current	$3,076	$1,122
Operating lease liabilities, net of current	9,645	4,962
Total lease liabilities	$12,721	$6,084

Other Leases Information

	Years ended December 31,
(dollars in thousands)	2025	2024
Operating cash flows for operating leases	$2,038	$1,047

Weighted average remaining lease term (in years) – operating lease	5.61	4.50
Weighted average discount rate – operating lease	6.57%	9.20%

Undiscounted Leases Cash Flows

Future lease payments included in the measurement of lease liabilities on the Consolidated Balance Sheets as of December 31, 2025, for the following five years and thereafter as follows (in thousands):

(dollars in thousands) Years ending December 31,(1)
2026	$3,732
2027	3,584
2028	3,502
2029	2,418
2030	630
Thereafter	2,321
Total future minimum lease payments	$16,187
Lease imputed interest	(3,466)
Total	$12,721

(1)	Remaining non-cancellable sublease proceeds for the years ending December 31, 2026 - 2028, and 2029 of $495 thousand and $144 thousand, respectively, are not included in the table above.

NOTE 10 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
(dollars in thousands)	2025	2024
Compensation and other benefits	$21,003	$1,907
Accrued income and other tax	4,299	385
Operating lease liabilities	3,076	1,122
Accrued purchases	1,903	83
Accrued interest	721	1,674
Other accrued expenses and payables	2,968	670
Total accrued expenses and other current liabilities	$33,970	$5,841

NOTE 11 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

In 2025, we raised $829.52 million of net proceeds from the sale of common stock and warrants, $30.84 million from the exercise of stock options and warrants, $1.16 million from the exercise of warrants in OAS, and $923 thousand from issuance of convertible notes in Ondas Networks (collectively referred to as “the 2025 Offerings”).

Ondas Inc. Convertible Notes Payable

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

As of December 31, 2025 and 2024, the total outstanding balance of the 2017 Convertible Promissory Note was $300 thousand and is included in Notes payable, less current portion on the Consolidated Balance Sheets. The maturity date of the 2017 Convertible Promissory Note is based on the payment of 0.6% of quarterly gross revenue until 1.5 times the amount of the Note is paid. Accrued interest as of December 31, 2025 and 2024 was $27 thousand and $20 thousand, respectively. Interest expense for both years ended December 31, 2025 and 2024 was $15 thousand.

2022 Convertible Promissory Notes

On October 28, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors pursuant to which we issued convertible notes (“2022 Convertible Promissory Notes”) in the principal amount of $34.5 million, with a debt discount of $4.5 million and issuance costs of $2.3 million, resulting in net proceeds of approximately $27.7 million. The Company used the net proceeds of the 2022 Convertible Promissory Notes for general corporate purposes, including funding capital, expenditures, or the expansion of its business and providing working capital. The 2022 Convertible Promissory Note was amended on January 20, 2023 and July 21, 2023.

The 2022 Convertible Promissory Notes, as amended, bear interest at the rate of 3% per annum and were payable in monthly installments beginning on November 1, 2022, through the maturity date of April 28, 2025 (each such date, an “Installment Date”). On each Installment Date, we were subject to make monthly payments by converting the applicable “Installment Amount”, defined as (i) for all Installment Dates other than the maturity date, the lesser of (x) the Holder Pro Rata Amount of $1,437,500 and (y) the principal amount then outstanding under the Note; and (ii) on the maturity date, the principal amount then outstanding under the Note, into shares of our Common Stock (an “Installment Conversion”), subject to satisfaction of certain equity conditions, including a minimum $1.50 share price, $500,000 minimum daily volume, and maintaining continued Nasdaq listing requirements among other conditions. If these conditions were not met, installments could be requested in cash. At each Installment Date the note holder could defer some or all of the amount due until the subsequent Installment Date. In between Installment Dates, the note holder also had the option to accelerate certain portions of principal due, up to eight times the minimum Installment Amount of $1.4 million. At each Installment Date the price used to exchange outstanding notes into Common Stock was based on the lower of (A) 92% of the lowest VWAP of the respective previous five trading days; and (B) the Floor Price ($0.32 as of December 31, 2024). The maximum conversion price is $1.50 per share.

For the years ended December 31, 2025 and 2024, we issued 8,956,671 and 21,284,556 common shares as a result of Installment Conversions, respectively. As of December 31, 2025, the 2022 Convertible Promissory Notes have been repaid in full, and the remaining unamortized debt discount and issuance costs of $34 thousand was taken to additional paid in capital.

2023 Additional Notes

On July 24, 2023, pursuant to the terms of the Purchase Agreement, as amended, an Investor elected to purchase 3% Series B-2 Senior Convertible Notes in the aggregate original principal amount of $11.5 million (the “2023 Additional Notes”), which 2023 Additional Notes are convertible into shares of Common Stock under certain conditions more fully described in the 2022 Convertible Promissory Notes discussed above. The 2023 Additional Notes have an original issue discount of approximately thirteen percent (13%) resulting in gross proceeds to the Company of $10.0 million. The Company used the net proceeds for general corporate purposes, which included funding capital expenditures and working capital. The 2023 Additional Notes have a maturity date of July 25, 2025. The 2023 Additional Notes were issued pursuant to the second supplemental indenture, dated as of July 25, 2023, between the Company and the Trustee (the “Second Supplemental Indenture,” and together with the Base Indenture, the “Second Indenture”). The Second Supplemental Indenture supplements the Base Indenture. The Second Indenture has been qualified under the Trust Indenture Act of 1939, and the terms of the Additional Notes include those set forth in the Second Indenture and those made part of the Indenture by reference to the Trust Indenture Act.

The 2023 Additional Notes bear interest at the rate of 3% per annum. The 2023 Additional Notes are payable in monthly installments beginning on August 1, 2023 through the maturity date of July 24, 2025 (each such date, a “2023 Installment Date”). On each 2023 Installment Date, we will make monthly payments by converting the applicable 2023 Installment Amount (as defined above under the 2022 Convertible Promissory Notes) into shares of our Common Stock (a “2023 Installment Conversion”), subject to satisfaction of certain equity conditions, including a minimum $1.50 share price, $500,000 minimum daily volume, and maintaining continued Nasdaq listing requirements among other conditions. If these conditions are not met, installments can be requested in cash. At each 2023 Installment Date the note holder may defer some or all of the amount due until the subsequent 2023 Installment Date. In between 2023 Installment Dates, the note holder also has the option to accelerate certain portions of principal due. At each 2023 Installment Date the price used to exchange outstanding notes into Common Stock is based on the greater of (x) the Floor Price ($0.40 as of December 31, 2024) and (y) 92% of the lowest VWAP of the prospective five trading days. The maximum conversion price is $1.45 per share. For the years ended December 31, 2025 and 2024, we made no cash payments. For the years ended December 31, 2025 and 2024, we issued 15,636,297 and 0 common shares as a result of 2023 Installment Conversions, respectively.

As of December 31, 2025, the 2023 Additional Notes have been repaid in full, and the remaining unamortized debt discount and issuance costs of $174 thousand was taken to additional paid in capital.

2024 Additional Notes

On December 3, 17, and 31, 2024, pursuant to the terms of the Purchase Agreement, as amended, an Investor elected to purchase 3% Series B-2 Senior Convertible Notes in the aggregate original principal amount of $4.1 million, $11.5 million, and $18.9 million, respectively, (the “2024 Additional Notes,” together with the 2022 Convertible Promissory Notes and 2023 Additional Notes, the “Notes”), which 2024 Additional Notes are convertible into shares of Common Stock under certain conditions more fully described in the 2022 Convertible Promissory Notes discussed above. The 2024 Additional Notes have an original issue discount of approximately thirteen percent (13%) resulting in net proceeds to the Company of $30.1 million. The Company used the net proceeds for general corporate purposes and to support the growth of our drone business at OAS. The 2024 Additional Notes have a maturity date of December 3, 17, and 31, 2026, respectively. The 2024 Additional Notes were issued pursuant to an indenture entered into by and between the Company and the Trustee, dated as of December 3, 2024 (the “2024 Base Indenture”). The 2024 Base Indenture was supplemented by three supplemental indentures (the “2024 Indentures”, dated as of December 3, 17 and 31, 2024, between the Company and the Trustee. The 2024 Indentures have been qualified under the Trust Indenture Act of 1939, and the terms of the 2024 Additional Notes include those set forth in the 2024 Indentures and those made part of the 2024 Indentures by reference to the Trust Indenture Act.

The 2024 Additional Notes bear interest at the rate of 3% per annum. The 2024 Additional Notes are payable in monthly installments beginning on January 1, 2025, through the maturity date of December 3, 17, and 31, 2026, respectively, (each such date, a “2024 Installment Date”). On each 2024 Installment Date, we will make monthly payments by converting the applicable 2024 Installment Amount (as defined above under the 2022 Convertible Promissory Notes) into shares of our Common Stock (a “2024 Installment Conversion”), subject to satisfaction of certain equity conditions, including a minimum $1.50 share price, $500,000 minimum daily volume, and maintaining continued Nasdaq listing requirements among other conditions. If these conditions are not met, installments can be requested in cash. At each 2024 Installment Date the note holder may defer some or all of the amount due until the subsequent 2024 Installment Date. In between 2024 Installment Dates, the note holder also has the option to accelerate certain portions of principal due. At each 2024 Installment Date the price used to exchange outstanding notes into Common Stock is based on the greater of (x) the Floor Price ($0.17, $0.20, and $0.50, respectively, as of December 31, 2024) and (y) 92% of the lowest VWAP of the prospective five trading days. The maximum conversion price is $0.80, $0.88, and $1.60 per share, respectively. For the years ended December 31, 2025 and 2024, we made no cash payments. For the years ended December 31, 2025 and 2024, we issued 49,264,250 and 0 common shares as a result of 2024 Installment Conversions, respectively.

As of December 31, 2025, the 2024 Additional Notes have been repaid in full, and the remaining unamortized debt discount and issuance costs of $2.79 million was taken to additional paid in capital.

As of December 31, 2024, the total outstanding principal on the 2022 Convertible Promissory Notes, 2023 Additional Notes, and 2024 Additional Notes was $44.6 million, net of unamortized debt discount of $4.8 million and unamortized issuance costs of $1.8 million. Accrued interest as of December 31, 2025 and December 31, 2024 was $0 and $1.6 million, respectively, and is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

For the year ended December 31, 2025, we recognized interest expense of $495 thousand and amortization expense of $3.6 million related to the debt discount and issuance costs for the 2022 Convertible Promissory Notes, 2023 Additional Notes, and 2024 Additional Notes. For the year ended December 31, 2024, we recognized interest expense of $933 thousand and amortization expense of $1.9 million related to the debt discount and issuance costs for the 2022 Convertible Promissory Notes, 2023 Additional Notes, and 2024 Additional Notes.

SPO Convertible Capital Notes

In connection with the acquisition of SPO (refer to Note 6), the Company assumed outstanding convertible capital notes issued by SPO (the “SPO Convertible Capital Notes”). Immediately prior to the acquisition, the SPO Convertible Capital Notes were held entirely by the existing shareholders of SPO. Upon acquisition, 51% of the outstanding SPO Convertible Capital Notes, corresponding to the Company’s ownership interest, were considered intercompany balances and therefore eliminated in consolidation. The remaining 49% of the SPO Convertible Capital Notes, held by noncontrolling interest holders, remain outstanding and are reflected in the Company’s Consolidated Balance Sheets.

Concurrent with the acquisition, the SPO Convertible Capital Notes were amended to include the following terms: (i) any repayment of the SPO Convertible Capital Notes is subject to prior written consent of the Company, as the majority shareholder of SPO, (ii) the Company, as the majority shareholder of SPO, has the right, at its sole discretion, to require conversion of any or all SPO Convertible Capital Notes into common shares of SPO after a minimum holding period of five years from the original issuance date of the SPO Convertible Capital Notes, but no earlier than January 1, 2027, at a conversion price reflecting the fair market value of SPO’s common shares as determined by SPO’s board of directors at the relevant time and (iii) each holder of the SPO Convertible Capital Notes may assign all or a portion of its SPO Convertible Capital Notes solely to a transferee of SPO common shares on a pro rata basis, in proportion to the number of shares transferred.

The SPO Convertible Capital Notes do not bear interest and do not have a stated maturity date. The SPO Convertible Capital Notes were accounted for as part of the business combination in accordance with ASC 805, Business Combinations, and were initially measured at fair value as of the acquisition date. Because the SPO Convertible Capital Notes are non-interest-bearing and their settlement is contingent upon the timing of future conversion or repayment, the Company recorded the noncontrolling interest portion of the SPO Convertible Capital Notes at a discount to face value.

Subsequent to initial recognition, the outstanding portion of the SPO Convertible Capital Notes is accounted for as a liability and measured at amortized cost. The Company accretes the discount to the SPO Convertible Capital Notes’ face value using the effective interest method, with the resulting accretion recognized as Interest expense in the Company’s Consolidated Statements of Operations.

As of December 31, 2025, the total outstanding balance of the SPO Convertible Capital Notes subject to repayment or conversion by noncontrolling interest holders was $3.5 million. For the year ended December 31, 2025, the Company recognized $329 thousand of accretion, which is included in Interest expense on the Consolidated Statements of Operations.

Ondas Networks Convertible Notes

On July 8, 2024 and July 23, 2024, Charles & Potomac Capital, LLC, (“C&P”), an entity affiliated with Joseph Popolo, a former director of the Company, elected to purchase Convertible Notes in the aggregate original principal amount of $700 thousand and $800 thousand, respectively, (the “July Networks Convertible Notes”). The July Networks Convertible Notes are convertible into common stock of Ondas Networks at $0.00001 par value per share (“Networks Common Stock”) or Preferred Stock under certain conditions. The Company used the net proceeds for general corporate purposes, which includes funding capital expenditures and working capital. The July Networks Convertible Notes bear interest at the rate of 6% per annum.

On November 13, 2024, pursuant to the Securities Purchase Agreement, dated November 13, 2024, by and between Networks and a private investor group (the “November Networks SPA”), multiple investors elected to purchase Convertible Notes in the aggregate original principal amount of $2.1 million (the “November Networks Convertible Notes”), of which $1 million was purchased by C&P. The November Networks Convertible Notes are convertible into shares of Networks Common Stock or preferred stock of Ondas Networks at $0.00001 par value per share (“Networks Preferred Stock”) under certain conditions. The Company used the net proceeds for general corporate purposes, which includes funding capital expenditures and working capital.

On January 15, 2025, pursuant to the Securities Purchase Agreement, dated January 15, 2025, by and between Networks, the Company, and a private investor group(the “January Networks SPA,” together with the November Networks SPA, the “Networks SPA”), multiple investors elected to purchase Convertible Notes in the aggregate original principal amount of $2.9 million (the “January 2025 Networks Convertible Notes,” together with the July Networks Convertible Notes and November Networks Convertible Notes, the “Ondas Networks Convertible Notes”), of which $2 million was from the Company. The November Networks Convertible Notes and January 2025 Networks Convertible Notes will (i) bear an interest rate of 10% per annum, (ii) have an amended maturity date of December 31, 2025, (iii) be secured by all assets of Networks, provided however such secured obligation shall be subordinate to that certain secured note, dated September 3, 2024, by and between Networks and C&P, and (iv) at the option of C&P be convertible into equity securities of Networks upon the closing (a) a Corporate Transaction (as defined in the November Networks Convertible Notes and January 2025 Networks Convertible Notes) or (b) a subsequent offering of securities of Networks. The $2 million in Convertible Notes held by the Company has been eliminated in the consolidated financials.

On November 13, 2024 and January 15, 2025, in connection with the November Networks Convertible Notes and January 2025 Networks Convertible Notes, respectively, Networks issued the investors warrants (“Networks Warrants”) to purchase $2.1 million and $2.9 million, respectively, in shares of Networks Preferred Stock at an exercise price of $20.65 per share, of which $2 million is to the Company and has been eliminated in the consolidated financials. The number of warrants exercisable under the Networks SPA is calculated by $5 million divided by the Conversion Price, which is the amount equal to the price per share of the most senior series of Networks Preferred Stock issued to investors in Networks’ next equity financing date, or if none, then $41.3104. The warrants are exercisable commencing November 13, 2024 through November 13, 2029 and January 15, 2025 through January 15, 2030, respectively. The Company engaged a third-party service provider to carry out an appraisal of the warrants, who ran a Black-Scholes Model to determine the fair value of the warrants as of November 13, 2024 and January 15, 2025, which were $1.2 million and $549 thousand, respectively. The initial valuation was assigned to the November Networks Convertible Notes and January 2025 Networks Convertible Notes and the warrants based on their relative fair values, resulting in a total relative fair value of $1.1 million for the warrants, which was recorded as debt discount.

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

As of December 31, 2025, the total outstanding principal on the Ondas Networks Convertible Notes was $4.5 million. As of December 31, 2024, the total outstanding principal on the July Networks Convertible Notes and November Networks Convertible Notes was $2.9 million, net of an unamortized debt discount of $651 thousand, and unamortized issuance costs of $44 thousand. Accrued interest as of December 31, 2025 and December 31, 2024 was $456 thousand and $41 thousand, respectively, and is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. For the year ended December 31, 2025, we recognized interest expense of $415 thousand and amortization expense of $1.1 million to debt discount and issuance costs. For the year ended December 31, 2024, we recognized interest expense of $41 thousand and amortization expense of $132 thousand related to debt discount and issuance costs.

On January 16, 2026, Networks consummated an additional equity financing round. Pursuant to the Securities Purchase Agreement, the principal balance and accrued interest on the Ondas Networks Convertible Notes were converted into shares of Networks Preferred Stock. Refer to Note 19, Networks Investment.

OAS Convertible Notes

In October and December 2024, multiple investors (collectively, the “Holders”) elected to purchase Convertible Notes in the aggregate original principal amount of $5.2 million, (the “OAS Convertible Notes”), of which $2 million was purchased by C&P and $1 million was purchased by Privet Ventures LLC, an entity affiliated with Eric Brock, Chairman and Chief Executive Officer of the Company and OAS. The OAS Convertible Notes are convertible into shares of OAS Common Stock, par value per share $0.0001 (the “OAS Common Stock”), or Preferred Stock under certain conditions. The Company used the net proceeds for general corporate purposes, which includes funding capital expenditures and working capital. The OAS Convertible Notes bear interest at the rate of 5% per annum. On September 29, 2025, the Company amended the OAS Convertible Notes to extend the maturity date from September 30, 2025, to January 1, 2026. The amendment was accounted for as a debt modification under ASC 470-50.

On December 17, 2025, the Company and OAS entered into agreements with the Holders of the OAS Convertible Notes to convert the principal and accrued interest outstanding as of November 30, 2025 into OAS Common Stock under the original conversion terms of the OAS Convertible Notes, at a conversion price of $0.7189, which was equal to the quotient resulting from dividing (x) the Valuation Cap of $65 million by (y) the fully diluted shares outstanding as of November 30, 2025.

At each Holder’s election, the Holder could elect to defer the conversion to January 5, 2026, as the Company and the Holder may agree. Seven of the eleven Holders that elected to participate in the Exchange, elected to defer their closing to January 5, 2026, (the “January Converters”). For the year ended December 31, 2025, OAS converted $3.3 million and $173 thousand of principal and accrued interest, respectively, into OAS Common Stock for four of the eleven Holders, including C&P, (the “December Converters”). Immediately following the conversion, the OAS Common Stock was exchanged for Common Stock (Refer to Note 12, OAS Exchange, for further details). OAS made cash payments of $33 thousand to the December Converters, representing accrued interest on the OAS Convertible Notes from December 1 to December 16, 2025.

As of December 31, 2025, the remaining total outstanding principal on the OAS Convertible Notes was $1.9 million. As of December 31, 2024, the total outstanding principal on the OAS Convertible Notes was $5.2 million, net of unamortized issuance costs of $37 thousand. Accrued interest as of December 31, 2025 and 2024 was $110 thousand and $37 thousand, respectively, and is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. For the year ended December 31, 2025, we recognized interest expense of $279 thousand and amortization expense of $37 thousand related to the issuance costs. For the year ended December 31, 2024, we recognized interest expense of $37 thousand and amortization expense of $7 thousand related to the issuance costs. Interest expense and amortization expense related to issuance costs are included in Interest expense on the Consolidated Statements of Operations.

On January 5, 2026, OAS converted $1.2 million and $100 thousand of principal and accrued interest, respectively, into common shares of OAS for the January Converters, which were immediately exchanged for Ondas Inc. Common Stock. Although the conversion of the OAS Convertible Notes for January Converters was agreed upon prior to December 31, 2025, the debt remained outstanding at year-end, because it had not been legally settled until January 5, 2026.

Ondas Networks Secured Note

On September 3, 2024, Networks entered into a Security Note Agreement (the “Security Agreement”) with C&P, in which, Networks may draw, and C&P shall loan Networks, up to $1.5 million (the “Networks Secured Loan”). Pursuant to the Security Agreement, Networks issued C&P a secured note in the amount of $1.5 million, which amount may be increased or decreased by the mutual written agreement of the parties thereto (the “Networks Secured Note”). The Networks Secured Note (i) bears interest at a rate of 8% per annum, (ii) has an amended maturity date of December 31, 2025, and (iii) is secured by all assets of Networks. As of December 31, 2024, Networks has drawn a total of $1.5 million on the Networks Secured Note.

On September 3, 2024 and October 7, 2024, pursuant to the C&P Security Agreement, Networks issued C&P warrants to purchase $1 million and $500 thousand, respectively, in shares of Networks Preferred Stock, at an exercise price of $20.65 per share. The number of warrants exercisable under the C&P Security Agreement is calculated by $1.5 million divided by the Conversion Price, which is the amount equal to the price per share of the most senior series of Networks Preferred Stock issued to investors in Networks’ next equity financing date, or if none, then $41.3104. The warrants are exercisable commencing September 3, 2024 through September 3, 2029 and October 7, 2024 through October 7, 2029, respectively. The Company engaged a third-party service provider to carry out an appraisal of the warrants, who ran a Black-Scholes Model to determine the fair value of the warrants as of September 3, 2024 and October 7, 2024, which was $590 thousand and $295 thousand, respectively. The initial valuation was allocated to the Networks Secured Note and the warrants based on their relative fair values, resulting in a total relative fair value of $557 thousand for the warrants, which was recorded as debt discount.

As of December 31, 2025, the total outstanding principal on the Networks Secured Note was $1.5 million. As of December 31, 2024, the total outstanding principal on the Networks Secured Note was $1.3 million, net of unamortized debt discount of $201 thousand and unamortized issuance costs of $26 thousand. Accrued interest as of December 31, 2025 and 2024 was $155 thousand and $37 thousand, respectively, and is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. For the year ended December 31, 2025, we recognized interest expense of $118 thousand and amortization expense of $227 thousand related to the debt discount and issuance costs. For the year ended December 31, 2024, we recognized interest expense of $37 thousand and amortization expense of $407 thousand related to the debt discount and issuance costs. Interest expense and amortization expense related to issuance costs are included in Interest expense on the Consolidated Statements of Operations.

On January 16, 2026, the Networks Secured Note maturity date was amended to December 31, 2027.

NOTE 12 – STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Stockholders’ Equity

As of December 31, 2025 and 2024, the Company had 800,000,000 and 300,000,000 shares of Common Stock authorized for issuance, respectively, of which 380,763,481 and 93,173,191 shares of our Common Stock were issued and outstanding, respectively.

As of December 31, 2025 and 2024, the Company had 10,000,000 shares of preferred stock, par value $0.0001, authorized, of which 5,000,000 shares are designated as Series A Convertible Preferred Stock (“Series A Preferred”) and 5,000,000 shares are non-designated (“blank check,” together with the Series A Preferred, the “Preferred Shares”) shares. As of December 31, 2025 and 2024, the Company had no preferred stock outstanding.

Form S-3

On February 2, 2024, the Company initially filed with the Securities and Exchange Commission (the SEC”) a new shelf Registration Statement on Form S-3 for up to $175 million, which represents $150 million under the prior Form S-3 and an additional $25 million (the “Form S-3”), for shares of its Common Stock; shares of its preferred stock, which the Company may issue in one or more series or classes; debt securities, which the company may issue in one or more series; warrants to purchase its Common Stock, preferred stock or debt securities; and units. The Form S-3 was declared effective by the SEC on February 15, 2024.

On April 18, 2025, the Company initially filed with the SEC a new shelf Registration Statement on Form S-3 for up to $225 million (the “2025 Form S-3”), for shares of its Common Stock; shares of its preferred stock, which the Company may issue in one or more series or classes; debt securities, which the company may issue in one or more series; warrants to purchase its Common Stock, preferred stock or debt securities; and units. The 2025 Form S-3 was declared effective by the SEC on April 25, 2025.

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

Stock Issued for Convertible Debt

During the year ended December 31, 2025, the Company issued 73,857,218 shares of its Common Stock to the lenders in lieu of cash payments for $2.1 million of interest and $51.2 million of outstanding principal on the 2022 Convertible Promissory Notes, 2023 Additional Notes, and 2024 Additional Notes (Refer to Note 11 further details).

The Company issued 21,284,556 shares of its Common Stock during the year ended December 31, 2024 to the lenders in lieu of cash payments for $27 thousand of interest and $14.2 million of outstanding principal on the 2022 Convertible Promissory Notes (Refer to Note 11 for further details).

Sale of Common Stock and Capital Raises

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

On June 10, 2025, the June Underwriter exercised the June Option in full. The June Shares and June Pre-Funded Warrants were offered, issued, and sold pursuant to a prospectus supplement and accompanying prospectus that form part of the 2025 Form S-3.

On June 11, 2025, the Company closed the June 2025 Public Offering and issued the June Shares and June Pre-Funded Warrants. The public offering price for each June Share was $1.25 and the public offering price for each June Pre-Funded Warrant was $1.2499. The June Pre-Funded Warrants have an exercise price of $0.0001 per share, are immediately exercisable and will expire three years from the date of issuance. As of December 31, 2025, the June Pre-Funded Warrants have been exercised in full. The net proceeds to the Company from the June 2025 Public Offering was $42.7 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.

The table below details the net proceeds of the June 2025 Public Offering.

(dollars in thousands) Gross Proceeds:
Initial closing	$39,999
Option closing	6,000
45,999
Offering costs:
Underwriting discounts and commissions	(2,500)
Other offering costs	(822)
Net Proceeds	$42,677

The Company intends to use the net proceeds of the June 2025 Public Offering for general corporate purposes, including funding capital expenditures and providing working capital.

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

On August 14, 2025, the August Underwriters exercised the August Option in full, and the Company closed the August 2025 Public Offering and issued the August Shares. The August Shares were offered, issued, and sold pursuant to a prospectus supplement and accompanying prospectus that form part of the 2025 Form S-3. The public offering price for each August Share was $3.25. The net proceeds to the Company from the August 2025 Public Offering was $162.6 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

The table below details the net proceeds of the August 2025 Public Offering.

(dollars in thousands) Gross Proceeds:
Initial closing	$150,020
Option closing	22,503
172,523
Offering costs:
Underwriting discounts and commissions	(9,489)
Other offering costs	(398)
Net Proceeds	$162,636

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

On September 10, 2025, the Company closed the September 2025 Offering and issued the September Shares. The September Shares were offered, issued, and sold pursuant to a prospectus supplement and accompanying prospectus that form part of the Form S-3ASR. The offering price for each September Share was $5.00. The net proceeds to the Company from the September 2025 Offering was $217 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

The table below details the net proceeds of the September 2025 Offering.

(dollars in thousands) Gross Proceeds:
Initial closing	$200,000
Option closing	30,000
230,000
Offering costs:
Underwriting discounts and commissions	(12,650)
Other offering costs	(355)
Net Proceeds	$216,995

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

On October 7, 2025, the Company closed the October 2025 Offering and issued the October Shares and October Warrants. The offering price for (i) each October Share and accompanying October Common Warrant to purchase two (2) shares of Common Stock was $11.50 and (ii) each October Pre-Funded Warrant and accompanying October Common Warrant to purchase two (2) shares of Common Stock was $11.50 (with a nominal exercise price of $0.0001 per share remaining unpaid as of the issuance date). The October Pre-Funded Warrants are immediately exercisable and will expire seven years from the date of issuance. As of December 31, 2025, the October Pre-Funded Warrants have been exercised in full.

The October Common Warrants have an exercise price of $20.00 per share, are exercisable beginning October 7, 2025 and will expire seven years from the date of issuance. The October Common Warrants may be cash settled, at the option of the holders, upon a change of control event. Because share settlement of the October Common Warrants is not within the Company’s control, the October Common Warrants were initially classified as a liability with a fair value of $534.1 million, and the Company recognized a loss of $126.9 million. Refer to Note 14 for further discussion of the warrant liability.

The net proceeds to the Company from the October Offering was $407.2 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company and excluding any proceeds that may be received from the exercise of the October Warrants.

The table below details the net proceeds of the October 2025 Offering.

(dollars in thousands)

Gross Proceeds	$425,038
Offering costs:
Underwriting discounts and commissions	(17,002)
Other offering costs	(828)
Net Proceeds	$407,208

The Company intends to use the net proceeds of the October 2025 Offering for corporate development and strategic growth, including acquisitions, joint ventures and investments.

Sale of Common Stock and Warrants in Ondas Inc.

On August 28, 2024, the Company entered into a Securities Purchase Agreement, (the “Purchase Agreement”) with an institutional investor (the “Investor”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investor an aggregate of 5,333,334 shares of Common Stock (the “Ondas Inc. Shares”), together with Series A warrants (“Series A Warrants”) to purchase up to 5,333,334 shares of Common Stock and Series B warrants (“Series B Warrants,” and together with the Series A Warrants, the “Warrants”) to purchase up to 5,333,334 shares of Common Stock. The Series A Warrants have an exercise price of $0.8073 per share and are exercisable at any time from February 28, 2025 through March 1, 2027. The Series B Warrants have an exercise price of $0.8073 per share and are exercisable at any time from February 28, 2025 through February 28, 2030.

Each share of Common Stock and accompanying Series A Warrant and Series B Warrant were sold together at a combined offering price of $0.75, for gross proceeds of $4 million before deducting the placement agent’s fees and related offering expenses, which totaled $555 thousand. The offering closed on August 30, 2024.

The Company used the Black-Scholes-Merton option model (the “Black-Scholes Model”) to determine the fair value of warrants to purchase Common Stock of the Company, which is $4.9 million. See the table below for the assumptions used in the Black-Scholes Model. The initial valuation was allocated to the Ondas Inc. Shares and the Warrants based on their relative fair values, with the initial valuation of the Ondas Inc. Shares being $1.8 million and Warrants being $2.2 million.

Sale of Common Stock in Ondas Inc. and Warrants to Purchase Common Stock of OAS

On February 26, 2024, the Company entered into a Securities Purchase Agreement (the “Ondas Agreement”) with certain purchasers named therein (the “Ondas Purchasers”) for the purchase and sale of (i) an aggregate of 3,616,071 shares (the “Ondas Inc. Shares”) of Common Stock and (ii) warrants to purchase an aggregate of 3,616,071 shares of OAS’ common stock $0.0001 par value per share, at an exercise price of 80% of the lowest price of Common Shares of OAS issued in a subsequent financing of at least $10 million to the Company, and exercisable commencing ninety days following the date of issuance through the fifth anniversary of the date of issuance (the “OAS Warrants,” and together with the Ondas Inc. Shares, the “Ondas Offering Securities”), for gross proceeds of $3.9 million, net of offering costs (the “Ondas Offering”). The purchase price paid by the Ondas Purchasers for the Ondas Inc. Shares was $1.12 per share.

The Company engaged a third-party service provider to carry out an appraisal of the OAS Warrants, who ran a Monte Carlo simulation to determine the fair value of the OAS Warrants as of February 26, 2024, which is $1.6 million. The initial valuation was assigned to the Ondas Inc. Shares and the OAS Warrants based on their relative fair values, with the initial valuation of the Ondas Inc. Shares being $2.9 million, net of offering costs of $190 thousand, and OAS Warrants being $955 thousand.

As of December 31, 2025, there were 267,857 OAS Warrants outstanding, which were exercised and exchanged for Common Stock in January 2026 as part of the January closing of the OAS Exchange. As of December 31, 2024, there were 3,616,071 OAS Warrants outstanding, with a weighted average remaining contractual life of 4.16 years.

Noncontrolling interest

Noncontrolling interest in OAS

On September 11, 2025, certain OAS warrant holders exercised their warrants for 669,643 common stock in OAS for exercise proceeds of $1.2 million, of which $334 thousand was attributed to noncontrolling interest in OAS, representing an ownership interest of approximately 0.77% in OAS. The Company retained a controlling interest of approximately 99.23% in OAS. The transaction was accounted for as an equity transaction in accordance with ASC 810-10-45-23, with no gain or loss recognized in the Consolidated Statements of Operations.

On December 17, 2025, in conjunction with the OAS Exchange, 44,643 shares of OAS Common Stock were exchanged for Common Stock, reducing the noncontrolling interest in OAS to 0.71%. The Company attributed $116 thousand of OAS’ net loss to the remaining noncontrolling interest in OAS for the year ended December 31, 2025. As of December 31, 2025, the carrying value of the noncontrolling interest in OAS was $196 thousand.

Noncontrolling interest in Insight

On October 27, 2025, the Company completed the acquisition of a controlling interest of 51% in Insight and recognized noncontrolling interest for the remaining 49% at an initial fair value of $3.9 million. The noncontrolling interest in Insight was initially recognized at $3.9 million, decreased by $99 thousand for its share of Insight’s net loss, and increased by $23 thousand for foreign currency translation gains, resulting in a carrying value of $3.8 million as of December 31, 2025.

Networks Equity Transactions

Warrants to Purchase Preferred Stock of Networks

On September 3, 2024 and October 7, 2024, in connection with the Networks Secured Note, pursuant to the Agreement, Networks issued C&P warrants to purchase $1 million and $500 thousand, respectively, in shares of Networks Preferred Stock, at an exercise price of $20.65 per share. (Refer to Note 11 for further details).

On November 13, 2024 and January 15, 2025, in connection with the November Networks Convertible Notes and January 2025 Networks Convertible Notes, Networks issued the investors warrants to purchase $2.1 million and $2.9 million, respectively, in shares of Networks Preferred Stock, at an exercise price of $20.65 per share, of which $2 million is to the Company and has been eliminated in consolidation. (Refer to Note 11 for further details).

As of December 31, 2025, there were 157,339 warrants for shares of Networks Preferred Stock outstanding based on a Conversion Price of $41.3104, with a weighted average exercise price of $20.65 and a weighted average remaining contractual life of 3.92 years.

Warrants to Purchase Common Stock of Networks

On June 3, 2024, the Company issued warrants to purchase 15,391 shares of Networks Common Stock, at an exercise price of $2.75 per share, with a fair value of $303 thousand, in consideration of consulting services for the Company. The warrants vest over a one-year period. The Company engaged a third-party service provider to carry out a valuation of Networks Common Stock to determine its fair value as of May 31, 2024. The Company recorded stock-based compensation of $101 thousand and $202 thousand in General and administrative expense on the Consolidated Statements of Operations for the year ended December 31, 2025, and 2024, respectively, based on the valuation.

As of December 31, 2025, there were 15,391 fully vested warrants for shares of Networks Common Stock outstanding, with a weighted average exercise price of $2.75 and a weighted average remaining contractual life of 3.42 years.

Stock-Based Compensation

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

The Company did not issue any warrants subject to stock-based compensation during the year ended December 31, 2025. The assumptions used in the Black-Scholes Model for the year ended December 31, 2024 are set forth in the table below.

Ondas Inc.
2024
Stock price	$0.72-1.40
Risk-free interest rate	3.71-4.62%
Volatility	56.15-82.03%
Expected life in years	2.00-5.00
Dividend yield	0.00%

A summary of our Warrants activity and related information is as follows:

	Number of Shares Under Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of January 1, 2025	26,490,110	$1.70	3.84
Granted	100,920,000	$14.65
Exercised	(51,671,032)	$0.44
Cancelled	(262,700)	$7.01
Balance as of December 31, 2025	75,476,378	$19.74	6.74
Vested and Exercisable as of December 31, 2025	75,449,825	$19.75	6.75

Total stock-based compensation expense for warrants for the years ended December 31, 2025 and 2024 was $182 thousand and $144 thousand, respectively, and is recorded in General and administrative expense on the Consolidated Statements of Operations.

Equity Incentive Plans

In 2018, our stockholders adopted the 2018 Equity Incentive Plan (the “2018 Plan”) pursuant to which 3,333,334 shares of our Common Stock has been reserved for issuance to employees, including officers, directors and consultants. The 2018 Plan shall be administered by the Board, provided however, that the Board may delegate such administration to the compensation committee of the Board of the Company (the “Compensation Committee”). Subject to the provisions of the 2018 Plan, the Board and/or the Compensation Committee shall have authority to grant, in its discretion, incentive stock options, or non-statutory options, stock awards or restricted stock purchase offers (“Equity Awards”). As of December 31, 2025, the balance available to be issued under the 2018 Plan was 72,550.

In 2021, our stockholders adopted the Ondas Inc. 2021 Stock Incentive Plan (the “2021 Plan”). The purpose of the 2021 Plan is to enable the Company to attract, retain, reward, and motivate eligible individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum efforts for the growth and success of the Company, so as to strengthen the mutuality of the interests between the eligible individuals and the shareholders of the Company. The 2021 Plan provides for the issuance of awards including stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards. On November 18, 2024, stockholders of the Company approved an amendment to the 2021 Plan to increase the number of shares of the Company’s Common Stock authorized for issuance under the 2021 Plan from 8,000,000 to 11,000,000 shares. On May 12, 2025, stockholders of the Company approved an amendment to the 2021 Plan to increase the number of shares of the Company’s Common Stock authorized for issuance under the 2021 Plan from 11,000,000 to 26,000,000 shares. On November 20, 2025, stockholders of the Company approved an amendment to the 2021 Plan to increase the number of shares of the Company’s Common Stock authorized for issuance under the 2021 Plan from 26,000,000 to 61,000,000 shares. As of December 31, 2025, the balance available to be issued under the 2021 Plan was 27,091,223.

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

On January 7, 2025, the Compensation Committee granted Ron Stern stock options to purchase an aggregate of 2,876,944 shares of Common Stock in connection with his Directorship Agreement. The options have an exercise price of $2.69, a term of 5 years and are contingent on ongoing employment. 1,918,059 options vest upon the earlier of: (a) on a quarterly basis over a two-year period following the grant date, or (b) the expiration of a 30-day period in which the average price per share of the Company in the applicable stock exchange is five dollars (or more) per share (the “Valuation Milestone”). 958,885 options vest upon the Valuation Milestone. The Company engaged a third-party service provider to carry out an appraisal of the options, who ran a Monte Carlo simulation to determine the fair value and the period over which the related expense shall be recognized as of January 7, 2025, which is $4.1 million to be recognized straight-line through November 25, 2026. As of December 31, 2025, the Valuation Milestone was met, the stock options vested, and the Company recognized the remaining unrecognized compensation expense, which is included in compensation expenses.

The assumptions used in the Monte Carlo simulation and Black-Scholes Model are set forth in the table below.

	2025	2024
Stock price	$0.77-9.27	$1.00
Risk-free interest rate	3.66-4.65%	4.43%
Volatility	59.05-88.69%	58.58%
Expected life in years	5.00-6.27	6.25
Dividend yield	0.00%	0.00%

A summary of our Option activity and related information is as follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of January 1, 2025	4,289,359	$3.70	7.59
Granted	19,966,204	$3.36
Exercised	(3,922,819)	$2.01
Forfeited	(287,875)	$0.95
Canceled	(30,488)	$10.10
Balance as of December 31, 2025	20,014,381	$3.72	8.16
Vested and Exercisable as of December 31, 2025	4,806,854	$3.65	5.88

As of December 31, 2025, total unrecognized compensation expense related to non-vested Options was $39.2 million which is expected to be recognized over a weighted-average period of 2.67 years. The weighted-average grant date fair value per share was $2.36 for options granted during the year ended December 31, 2025.

Total stock-based compensation expense for stock options for the years ended December 31, 2025 and 2024 is as follows:

	Years Ended December 31,
(dollars in thousands)	2025	2024
General and administrative	$6,559	$272
Sales and marketing	854	240
Research and development	1,099	141
Cost of goods sold	790	73
Total stock-based expense related to options	$9,302	$726

Restricted Stock Units

The Company awards Restricted Stock Units (“RSUs”) to certain employees and directors, which represent a right to receive common stock for each RSU that vests. RSUs generally vest over a one to four-year period and are contingent on ongoing employment or service as directors. Compensation expenses related to these awards is recognized straight-line over the applicable vesting period.

A summary of our RSUs activity and related information is as follows:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period (Years)
Unvested balance at January 1, 2025	252,417	$0.68	0.75
Granted	10,932,542	$4.99
Vested	(2,074,183)	$1.61
Unvested balance at December 31, 2025	9,110,776	$5.64	2.35

As of December 31, 2025, there were 12,500 restricted stock units that were vested but not yet released due to administrative timing. As of December 31, 2025, the unrecognized compensation expense for RSUs was $48.4 million which is expected to be recognized over a weighted-average period of 2.70 years.

Total stock-based compensation expense for RSUs for the years ended December 31, 2025 and 2024 is as follows:

	Years Ended December 31,
(dollars in thousands)	2025	2024
General and administrative	$4,629	$179
Sales and marketing	779	13
Research and development	519	1
Cost of goods sold	605	-
Total stock-based expense related to restricted stock units	$6,532	$193

NOTE 13 – REDEEMABLE NONCONTROLLING INTERESTS

Networks Series A-1 Preferred Stock

On July 9, 2023, Ondas Networks entered into a Preferred Stock Purchase Agreement (the “Original Networks Agreement”) with an initial purchaser named therein (the “2023 Initial Purchaser”) to purchase Networks Preferred Stock and the issuance of warrants to purchase 10,200,000 shares of Ondas Inc. (the “2023 Networks Offering”).

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

On July 21, 2023, Ondas Networks entered into a certain Amendment to Preferred Stock Purchase Agreement (the “2023 Networks Amendment,” together with the Original Networks Agreement, the “2023 Networks Agreement”). Pursuant to the 2023 Networks Amendment, in exchange for an initial sale of shares of Networks Preferred Stock, the 2023 Initial Purchaser acquired the following (the “Initial Networks Closing”), for gross proceeds to Ondas Networks of $11.5 million: (i) 329,238 shares of Networks Preferred Stock, at a purchase price of $34.955 per share (the “Per Share Price”), convertible into shares of Networks Common Stock and (ii) warrants to purchase 7,825,792 shares of the Common Stock, at an exercise price of $0.89 per share, exercisable commencing ninety days following the date of issuance through the fifth anniversary of the date of issuance (the “2023 Initial Warrants”). Also, pursuant to the 2023 Networks Amendment, the 2023 Initial Purchaser agreed to purchase, and Ondas Networks agreed to sell and issue to the 2023 Initial Purchaser, an additional 99,885 shares of Networks Preferred Stock, at the Per Share Price (the “Second Initial Purchaser Closing”) and warrants to purchase 2,374,208 shares of Common Stock, at an exercise price of $0.89 per share, exercisable commencing ninety days following the date of issuance through the fifth anniversary of the date of issuance (the “Second Initial Purchaser Warrants”), within thirty days of the Initial Networks Closing.

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

On August 11, 2023, Ondas Networks completed the Second Initial Purchaser Closing. In connection with the Second Initial Purchaser Closing, the Company issued Second Initial Purchaser Warrants. Following the Second Initial Purchaser Closing, the Initial Purchaser has invested an aggregate of $15 million and owns a minority interest of approximately 28% of Ondas Networks.

The Company assessed the Networks Preferred Stock in accordance with ASC 480 and determined that it should be recorded as temporary equity and not as a liability. The initial valuation was assigned to the Networks Preferred Stock and the 2023 Initial Warrants and Second Initial Purchaser Warrants on relative fair values, with the initial valuation of the noncontrolling interest being $10.4 million and warrants being $4.59 million. It is being accreted using the effective interest rate method over the five-year period to achieve the redemption value of $30 million plus accrued dividends.

Networks Series A-2 Preferred Stock

On February 26, 2024, Ondas Networks entered into a second Preferred Stock Purchase Agreement (the “2024 Networks Agreement”) for an investment of $4.5 million in Networks (the “2024 Networks Offering”). The 2024 Networks Agreement was entered into with purchaser named therein (the “2024 Networks Purchasers”)for the sale (i) 108,925 shares of Series A-2 Networks Preferred Stock (the “Series A-2 Networks Preferred Stock”), at a purchase price of $41.3104 per share (the “2024 Per Share Price”), convertible into shares of Networks Common Stock and (ii) warrants to purchase 3,015,000 shares of Common Stock, at an exercise price of $1.26 per share, exercisable commencing ninety days following the date of issuance through the fifth anniversary of the date of issuance (the “2024 Ondas Inc. Warrants,” and together with the Series A-2 Networks Preferred Stock, the “2024 Networks Offering Securities”). The 2024 Networks Offering was consummated on February 26, 2024.

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

Pursuant to the Networks Agreement, the Company entered into a registration rights agreement with the 2024 Networks Purchasers to register the resale of the Common Stock underlying the 2024 Ondas Inc. Warrants pursuant to a registration statement to be filed no later 180 days following the closing of the 2024 Networks Offering. Also, pursuant to the 2024 Networks Agreement, the 2024 Networks Purchasers became parties to those certain investors’ rights agreement, right of first refusal agreement, and voting agreement, dated July 21, 2023.

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

The Company assessed the Networks Series A-2 Preferred Stock in accordance with ASC 480 and determined that it should be recorded as temporary equity and not as a liability. The initial valuation was allocated to the Networks Series A-2 Preferred Stock and the Warrants based on relative fair values, with the initial valuation of the noncontrolling interest being $3 million and warrants being $1.5 million. It is being accreted using the effective interest rate method over the five-year period to achieve the redemption value of $4.5 million plus accrued dividends.

The Company recorded accrued dividends of $1.56 million and accretion of $3.59 million for the year ended December 31, 2025 for the Networks Series A-1 and A-2 Preferred Stock. The Company recorded accrued dividends of $1.5 million and accretion of $2.91 million for the year ended December 31, 2024 for the Networks Series A-1 and A-2 Preferred Stock.

Redeemable Noncontrolling Interest in SPO

In connection with the acquisition of SPO (Refer to Note 6), Shamir retained a noncontrolling equity interest. Shamir has the right (the “First Put Option”) to cause the Company to purchase all (but not less than all) of the remaining issued and outstanding share capital of SPO held by Shamir at a purchase price of approximately $220.69 per share, including all capital notes of SPO then held by Shamir for no additional consideration. Shamir may exercise the First Put Option during the period commencing on October 15, 2025, and ending June 30, 2026.

The redeemable noncontrolling interest was initially recognized at its acquisition date fair value of $2.7 million. During the year ended December 31, 2025, the Company attributed $1.2 million of SPO’s net loss and $30 thousand of foreign currency translation gains to the carrying value of Shamir’s noncontrolling interest. Since the noncontrolling interest is currently redeemable, the Company recorded accretion of $744 thousand during the year ended December 31, 2025, to increase the carrying amount of the noncontrolling interest to its fixed redemption value of $2.3 million as of December 31, 2025.

Redeemable Noncontrolling Interest in 4M

In connection with the acquisition of 4M (Refer to Note 6), the 4M shareholders retained a noncontrolling equity interest. The 4M shareholders have the right to cause the Company to purchase all (but not less than all) of the remaining issued and outstanding share capital of 4M at an aggregate purchase price equal to 30% of 90% of 4M’s EBITDA during the 12-month period ending on the first day of the calendar quarter during which such calculation is made. The 4M shareholders may exercise the redemption right during the period from January 1, 2026 through December 31, 2027.

The redeemable noncontrolling interest was initially recognized at its acquisition date fair value of $2.9 million. During the year ended December 31, 2025, the Company attributed $65 thousand of 4M’s net income and $10 thousand of foreign currency translation gains to the noncontrolling interest. The carrying value of $3 million exceeded the estimated redemption value as of December 31 2025.

NOTE 14 – FAIR VALUE MEASUREMENTS

Accounting standards define fair value based on an exit price model, establish a framework for measuring fair value for assets and liabilities required to be carried at fair value and provide for certain disclosures related to the valuation methods used within the valuation hierarchy as established within the accounting standards. This hierarchy prioritizes the inputs into three broad levels as follows.

Level 1 --	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 --	Quoted prices for similar assets or liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 --	Unobservable inputs for the asset or liability.

A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows:

	December 31, 2025 Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (money market funds)	302,688	-	-	302,688
Short-term investments
Publicly traded stock	17,779	-	-	17,779
Warrants in publicly traded companies	-	-	1,123	1,123
Total assets	320,467	-	1,123	321,590
Liabilities
Government grants	-	-	3,657	3,657
Warrant liabilities	-	-	489,434	489,434
Total liabilities	-	-	493,091	493,091

	December 31, 2024 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (money market funds)	11,262	-	-	11,262
Total assets	11,262	-	-	11,262
Liabilities
Government grants	-	-	2,557	2,557
Total liabilities	-		2,557	2,557

Short-term investments

The Company holds marketable equity securities consisting of publicly traded common stock and warrants exercisable for publicly traded common stock measured at fair value of $18.9 million, and certificates of deposit carried at amortized cost of $2.85 million as of December 31, 2025, which are excluded from the fair value hierarchy table because they are not measured at fair value on a recurring basis. Our investments in marketable equity securities are concentrated in three publicly traded companies, representing 46%, 29%, and 25% of total investments in equity securities as of December 31, 2025. As of December 31, 2025, our beneficial ownership in each of the three publicly traded companies is less than 5%. The Company classifies its warrants within Level 3 in the fair value hierarchy because it uses unobservable inputs related to volatility to determine fair value. There were no transfers between Level 1 and Level 3 during the year ended December 31, 2025. The following table summarizes the Company’s investments in marketable equity securities:

	As of December 31, 2025
(dollars in thousands)	Fair Value Hierarchy	Cost Basis	Net Unrealized Gains	Fair Value
Publicly traded stock	Level 1	$12,797	$4,982	$17,779
Warrants exercisable for publicly traded stock	Level 3	706	417	1,123
Total		$13,503	$5,399	$18,902

During the year ended December 31, 2025, the Company recognized gross unrealized gains of $6.41 million and gross unrealized losses of $1.02 million. The Company’s investment in warrants exercisable for publicly traded stock allow us to purchase up to 500,000 shares of publicly traded common stock at an exercise price of $6.00 per share. The warrants are exercisable in whole or in part until August 20, 2028.

The Company had no Level 3 assets that were required to be measured at fair value as of December 31, 2024. The Company had Level 3 assets that are required to be measured at fair value as of December 31, 2025, and at each subsequent reporting period for as long as the warrants remain outstanding. The fair value of the Company’s investment in warrants in a publicly traded company was determined using a Black-Scholes Model. For the year ended December 31, 2025, the key assumptions used in the Black-Scholes Model are as follows:

As of December 31, 2025
Stock price	$4.16
Risk-free interest rate	3.55%
Expected volatility	102.87%
Remaining contractual life in years	2.64
Dividend yield	0%

The following table provides a reconciliation of the beginning and ending balances for the Level 3 warrant assets measured at fair value using significant unobservable inputs:

(dollars in thousands)	Warrants
Balance as of January 1, 2025	$-
Warrants purchased, adjusted to fair value	706
Net gain on change in fair value	417
Balance as of December 31, 2025	$1,123

Government grants

The Company had Level 3 liabilities that are required to be valued at fair value as of December 31, 2025, and 2024. The fair value of the government grant liability is determined as the sum of 3% royalty payments on forecasted future sales of the products developed using the grant funds, discounted using a discounted cash flow model. As of December 31, 2025, the Company made the following assumptions: (i) royalty payments will be made on certain forecasted future sales through 2031, and (ii) using a discount rate of 19%. The following table provides a reconciliation of the beginning and ending balances for the Level 3 government grant liability measured at fair value using significant unobservable inputs:

(dollars in thousands)	Government Grant Liability
Balance as of January 1, 2024	$2,750
Repayment on liability	(278)
Government grant proceeds received, adjusted to fair value	180
Net gain on change in fair value of liability	(95)
Balance as of December 31, 2024	$2,557
Government grant liability assumed in SPO business combination	958
Repayment on liability	(342)
Government grant proceeds received, adjusted to fair value	208
Effect of foreign currency translation on liability	72
Net loss on change in fair value of liability	204
Balance as of December 31, 2025	$3,657

Warrant liability

The fair value of the warrants was determined using Level 3 inputs in a Black-Scholes option-pricing model. Inherent in the valuation were assumptions related to the expected stock-price volatility, expected term, risk-free interest rate, and dividend yield. Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the warrant term. Our estimated volatility is an average of the historical volatility of peer entities whose stock prices were publicly available over a period equal to the expected life of the awards. We used the historical volatility of peer entities due to the lack of sufficient historical data of our stock price. The expected term was assumed to be equivalent to the warrants’ remaining contractual term. The risk-free interest rate was estimated using the yield on actively traded non-inflation-indexed U.S. treasury securities with contract maturities equal to the expected term. The dividend yield was based on the historical rate, which the Company anticipates remaining at zero.

The assumptions used to estimate the fair value of warrants during the period were as follows:

	October 9, 2026	December 31, 2025
Stock price	$9.91	$9.76
Risk-free interest rate	3.9%	3.9%
Volatility	92.7%	86.9%
Expected life in years	7	6.75
Dividend yield	-%	-%

Non-recurring fair value measurements

In connection with the business combinations completed during the year ended December 31, 2025, the Company recognized identifiable intangible assets, including developed technology, customer relationships, trade names, and non-compete agreements. These intangible assets were measured at fair value on a non-recurring basis as of their respective acquisition dates in accordance with ASC 805, Business Combinations. These measurements are not subsequently remeasured and the assets are amortized over their estimated useful lives.

The fair value of the acquired intangible assets was determined using valuation techniques consistent with the income approach, including discounted cash flow models such as the multi-period excess earnings method for developed technology and customer relationships, the relief-from-royalty method for trade names, and the with-and-without method for non-compete agreements.

These fair value measurements are classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs, including projected future revenues, operating margins, customer attrition rates, royalty rates, and discount rates, which reflect management’s assumptions regarding the expected economic benefits derived from the acquired assets. The fair value measurements were determined as of the respective acquisition dates and represent non-recurring measurements.

NOTE 15 – SEGMENT INFORMATION

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and performance assessment. The Company’s CODM is its Chief Executive Officer. Segment operating loss and segment loss before provision for income taxes are the measure of profit and loss used by the CODM to assess performance and to decide how to allocate resources for each of the Company’s reportable segments. Segment operating loss and segment loss before provision for income taxes are used to monitor actual results versus planned and prior period results for each segment based on their respective profitability objectives and business models. Segment operating loss and segment loss before provision for income taxes are also used to allocate human and capital resources among the reportable segments. The Company determined it has two reportable segments, Ondas Networks and OAS, as the CODM reviews financial information for these two businesses separately. The Company has no inter-segment sales. The following table presents segment information for years ended December 31):

	2025			2024
(dollars in thousands)	Ondas Networks	OAS	Total	Ondas Networks	OAS	Total
Product revenue	$193	$34,390	$34,583	$26	$2,770	$2,796
Service and subscription revenue	23	10,218	10,241	34	2,458	2,492
Development revenue	764	5,143	5,907	1,872	33	1,905
Revenue, net	980	49,751	50,731	1,932	5,261	7,193
Cost of goods sold	2,410	28,165	30,575	2,291	4,557	6,848
Gross profit (loss)	(1,430)	21,586	20,156	(359)	704	345
Operating expenses:
General and administration	2,781	24,453	27,234	5,261	10,360	15,621
Sales and marketing	3,161	9,838	12,999	2,209	3,101	5,310
Research and development	5,260	15,619	20,879	5,882	6,595	12,477
Segment operating loss	(12,632)	(28,324)	(40,956)	(13,711)	(19,352)	(33,063)
Interest income	15	12	27	75	-	75
Interest expense	(6,813)	(1,294)	(8,107)	(632)	(677)	(1,309)
Other segment items	(24)	(196)	(220)	(29)	16	(13)
Segment loss before provision for income taxes	$(19,454)	$(29,802)	$(49,256)	$(14,297)	$(20,013)	$(34,310)
Corporate operating loss	-	-	(17,428)	-	-	(1,546)
Elimination of intercompany interest	-	-	5,594	-	-	606
Corporate unrealized gain on investments	-	-	5,400	-	-	-
Corporate change in fair value of warrant liability, net	-	-	(82,225)	-	-	-
Corporate interest income	-	-	9,085	-	-	160
Corporate interest expense	-	-	(4,062)	-	-	(2,917)
Income (Loss) before income taxes	-	-	$(132,892)	-	-	$(38,007)

Additional segment information is set forth below as of and for the year ending December 31,

	2025				2024
(dollars in thousands)	Ondas Networks	OAS	Corporate	Total	Ondas Networks	OAS	Corporate	Total
Total assets	$8,983	$510,478	$613,380	$1,132,841	$10,158	$71,186	$28,278	$109,622
Goodwill	$-	$251,809	$-	$251,809	$-	$27,752	$-	$27,752
Depreciation and amortization	$283	$6,471	$-	$6,754	$211	$4,611	$-	$4,822
Stock-based compensation	$220	$10,398	$5,398	$16,016	$397	$462	$406	$1,265
Capital expenditures	$4	$1,996	$34	$2,034	$1,042	$594	$-	$1,636

NOTE 16 – INCOME TAXES

Loss from operations before income taxes for the years ending December 31 were as follows:

	December 31,
(dollars in thousands)	2025	2024
United States	$(116,726)	$(25,868)
Non-United States	(16,166)	(12,139)
Loss before income taxes	$(132,892)	$(38,007)

The provision (benefit) from income taxes was as follows:

December 31,
(dollars in thousands)	2025	2024
Current
U.S. Federal	$-	$-
State and local	-	-
Non-U.S.	504	-
	$504	$-
Deferred
U.S. Federal	$-	$-
State and local	-	-
Non-U.S.	(16)	-
	$(16)	$-
Total
U.S. Federal	$-	$-
State and local	-	-
Non-U.S.	488	-
	$488	$-

The effective income tax rate from operations for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows. Periods presented that are prior to the adoption of ASU 2023-09 have not been adjusted.

	December 31, 2025
(dollars in thousands)	Amount	Percentage
U.S. Federal Statutory Rate	$(27,907)	21%
State and local income tax, net of national income tax effect	-	-
Foreign tax effects
Israel
Statutory tax rate difference between Israel and United States	(323)	0.2%
Change in valuation allowance	4,207	(3.2)%
Change in valuation allowance	6,505	(4.9)%
Nontaxable or nondeductible items
Transaction costs	919	(0.7)%
Stock-based compensation	(1,524)	1.1%
Other adjustments
Change in fair value of warrant liability, net	17,267	(13)%
Deferred adjustment	1,344	(1)%
Effective tax rate	$488	(0.4)%

On July 4, 2025, an act to provide for reconciliation to title II of H. Con. Res. 14 (known commonly as the One Big Beautiful Bill Act (“OBBBA”)) was enacted into law. The OBBBA includes eliminating the requirement to capitalize U.S. R&D, permanent extension of certain provisions of the Tax Cuts & Jobs Act of 2017 and other corporate tax impacts. The Company has considered the impact on the Consolidated and Combined Financial Statements and concluded it is immaterial.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
(dollars in thousands)	2025	2024
Deferred Tax Assets:
Tax benefit of net operating loss carry-forward	$95,075	$69,411
Accrued liabilities	349	570
Stock-based compensation	3,696	379
Depreciation	908	400
Amortization	-	4
Inventory reserve	291	64
Investment impairment	381	434
Operating lease liabilities	1,942	1,745
R&D capitalization	11,885	8,960
R&D credit	1,166	751
Other	2,095	1,428
Total deferred tax assets	117,788	84,146
Deferred Tax Liabilities:
Intangibles	(33,724)	(5,603)
Deferred rent	(1,352)	(1,048)
Unrealized gain	(1,373)	-
Total deferred tax liabilities	(36,450)	(6,651)
Total net deferred tax assets	81,339	77,495
Valuation allowance for deferred tax assets	(95,870)	(77,495)
Deferred tax assets, net of valuation allowance	$(14,531)	$-

The change in the Company’s valuation allowance is as follows:

	Years Ended December 31,
(dollars in thousands)	2025	2024
Beginning of the year	$77,495	$68,902
Change in valuation account	18,375	8,593
End of the year	$95,870	$77,495

A reconciliation of the provision for income taxes with the amounts computed by applying the Federal income tax rate to income from operations before the provision for income taxes is as follows for the year ended December 31, 2024:

Year-ended December 31, 2024
U.S. federal statutory rate	21.0%
Federal true ups	0.82%
State taxes, net of federal benefit	1.29%
Change in valuation allowance	(23.45)%
Stock-based compensation	(0.25)%
Acquisition costs	-
Foreign rate differential	0.66%
Nondeductible expenses	(0.07)%
Effective income tax rate	-%

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

As of December 31, 2025 and 2024, the Company and Networks, respectively, had Federal NOLs of approximately $1 million and $15 million generated in 2007 to 2017 which will begin to expire in 2027 through 2037. Additionally, as of December 31, 2025 and December 31, 2024, the Company and Networks, respectively, had Federal NOLs of $93 million and $69 million, and of $73 million and $59 million, generated in 2018 through 2025 that have no expiration. As of December 31, 2025 and 2024, the Company and Networks, respectively, had State NOLs available to offset future taxable income of $45 million and $93 million, and of $49 million and $93 million, expiring from 2038 through 2045. As of December 31, 2025 and 2024, Networks had approximately $752 thousand of Federal research and development credits available to offset future tax liability expiring from 2038 through 2040. As of December 31, 2025 and December 31, 2024, the Company had approximately $218 million and $134 million of Israeli NOL’s, respectively. The Company’s Federal income tax returns for the 2022 to 2024 tax years remain open to examination by the IRS. Upon utilization of Federal NOLs in the future, the IRS may examine records from the year the loss occurred, even if outside the three-year statute of limitations. The Company’s State tax returns also remain open to examination. The Company’s Israeli income tax returns for the 2021 to 2024 tax years remain open to examination.

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

As of December 31, 2025, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of December 31, 2025.

On October 27, 2023, the Company reached a settlement agreement for legal proceedings related to Ardenna in which the Company is entitled to receive $600 thousand in reimbursements for legal fees related to the proceedings. As of December 31, 2025, the Company received $550 thousand from the settlement agreement, of which $0 and $550 thousand is recorded as a reduction in General and administrative expense on the Consolidated Statements of Operations for the years ended December 31, 2025 and 2024.

On June 6, 2024, Airobotics filed a Notice of Non-Payment with the Abu Dhabi Civil Courts in connection with a customer’s lack of payment relating to a purchase order and breach of a settlement agreement in relation to such purchase order. A performance order was filed on July 11, 2024, and rejected on July 17, 2024 by the Abu Dhabi Civil Courts. On July 30, 2024, Airobotics appealed the rejection of the performance order. On August 28, 2024, the Abu Dhabi Civil Court of Appeals accepted the appeal and appointed an expert to review the case. On October 9, 2024, the Abu Dhabi Civil Court of Appeals ruled in favor of Airobotics for the full amount of the initial purchase order less amounts paid to date by the customer (without taking into consideration the terms of the settlement agreement breached by the customer), which resulted in a total award of $2.14 million plus interest and expenses.

Subsequently, on June 17, 2025, Airobotics entered into a second settlement agreement pursuant to which the Company agreed to waive the remaining balance owed by the customer in consideration for the return of the related inventory. The inventory was duly returned, and all obligations under the settlement agreement were fully performed. Accordingly, inventory with an aggregate value of approximately $1 million was recognized by Airobotics, with a corresponding reduction in Cost of goods sold on the Consolidated Statements of Operations for the year ended December 31, 2025.

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

NOTE 18 – RELATED PARTY TRANSACTIONS

As of December 31, 2025 and 2024, the Company owed $701 thousand to independent directors related to taxes collected on RSU shares delivered and $13 thousand related to accrued compensation, respectively, which is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Networks Convertible Notes (Refer to Note 11)

On July 8, 2024, July 23, 2024, and November 13, 2024 C&P elected to purchase Convertible Notes in Networks in the aggregate original principal amount of $700 thousand, $800 thousand, and $1 million, respectively, (the “C&P Networks Convertible Notes”). Joseph Popolo, a former director of the Company, was the sole control person of C&P.

Along with the November 13, 2024 Networks Convertible Notes, Networks issued C&P warrants to purchase $1 million in shares of Networks Preferred Stock at an exercise price of $20.65 per share (the “C&P Warrants”). The number of C&P warrants exercisable under the Security Agreement is calculated by $1 million divided by the Conversion Price, which is the amount equal to the price per share of Networks’ most senior series of Preferred Stock issued to investors in Networks’ next equity financing date, or if none, then $41.3104. The C&P Warrants are exercisable commencing November 13, 2024 through November 13, 2029 and have a relative fair value of $371 thousand, which was recorded as debt discount.

As of December 31, 2025, the total outstanding principal on the C&P Networks Convertible Notes was $2.5 million. Accrued interest as of December 31, 2025 was $245 thousand and is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. For the year ended December 31, 2025, we recognized interest expense of $191 thousand and amortization expense of $341 thousand related to debt discount and issuance costs. Interest expense and amortization expense related to debt discount and issuance costs are included in Interest expense on the Consolidated Statements of Operations. No principal or interest has been paid since the C&P Networks Convertible Notes were issued.

As of December 31, 2024, the total outstanding principal on the C&P Networks Convertible Notes was $2.5 million, net of unamortized debt discount of $315 thousand and unamortized issuance costs of $26 thousand. Accrued interest as of December 31, 2024 was $54 thousand and is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. For the year ended December 31, 2024, we recognized interest expense of $54 thousand and amortization expense of $68 thousand related to debt discount and issuance costs. Interest expense and amortization expense related to debt discount and issuance costs are included in Interest expense on the Consolidated Statements of Operations. No principal or interest has been paid since the C&P Networks Convertible Notes were issued.

OAS Convertible Notes (Refer to Note 11)

In October and December 2024, C&P elected to purchase Convertible Notes in OAS in the aggregate original principal amount of $2 million (the “C&P OAS Convertible Notes”). Joseph Popolo, a former director of the Company, was the sole control person of C&P. On May 26, 2025, C&P assigned $30 thousand of the C&P OAS Convertible Notes to a non-related party.

On December 17, 2025, in connection with the OAS Exchange, C&P converted $1.97 million in principal and $101 thousand of accrued interest outstanding as of November 30, 2025 into OAS Common Stock under the original conversion terms of the OAS Convertible Notes, which was immediately exchanged for 2,263,516 shares of Common Stock. OAS also made cash payments of $23 thousand to C&P, representing accrued interest on the OAS Convertible Notes from December 1 to December 16, 2025. As of December 31, 2025, the C&P OAS Convertible Notes were repaid in full.

As of December 31, 2024, the total outstanding principal on the C&P OAS Convertible Notes was $2 million, net of unamortized issuance costs of $14 thousand. Accrued interest as of December 31, 2024 was $13 thousand and is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

For the year ended December 31, 2025, we recognized interest expense of $111 thousand and amortization expense of $14 thousand related to the issuance costs. For the year ended December 31, 2024, we recognized interest expense of $13 thousand and amortization expense of $3 thousand related to the issuance costs. Interest expense and amortization expense related to issuance costs are included in Interest expense on the Consolidated Statements of Operations.

On October 10, 2024, Privet Ventures LLC, an entity affiliated with Eric Brock, Chairman and Chief Executive Officer of the Company and OAS, elected to purchase a Convertible Note in OAS in the original principal amount of $1 million (the “Privet OAS Convertible Note”). As of December 31, 2025 and 2024, the total outstanding principal on the Privet OAS Convertible Note was $1 million and $993 thousand, net of net of unamortized issuance costs of $7 thousand, respectively. Accrued interest as of December 31, 2025 and 2024 was $61 thousand and $11 thousand, respectively, which is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. For the year ended December 31, 2025, we recognized interest expense of $50 thousand and amortization expense of $7 thousand related to the issuance costs. For the year ended December 31, 2024, we recognized interest expense of $11 thousand and amortization expense of $1 thousand related to the issuance costs. Interest expense and amortization expense related to issuance costs are included in Interest expense on the Consolidated Statements of Operations. As of December 31, 2025, no principal or interest had been paid since the Privet OAS Convertible Note was issued.

On January 5, 2026, in connection with the OAS Exchange, Privet Ventures LLC converted $1 million in principal and $61 thousand of accrued interest on the Privet OAS Convertible Note into OAS Common Stock under the original conversion terms of the OAS Convertible Notes, which was immediately exchanged for 1,153,625 shares of Common Stock, repaying the Privet OAS Convertible Note in full. Refer to Note 19, Deferred OAS Exchange.

Networks Secured Note (Refer to Note 11)

On September 3, 2024, Networks entered into the C&P Security Agreement, in which Networks may draw, and C&P shall loan Networks, up to $1.5 million. Pursuant to the C&P Security Agreement, Networks issued C&P the Networks Secured Note. As of December 31, 2024, Networks has drawn a total of $1.5 million on the Networks Secured Note.

On September 3, 2024 and October 7, 2024, pursuant to the C&P Security Agreement, Networks issued C&P warrants to purchase $1 million and $500 thousand, respectively, in shares of Networks Preferred Stock at an exercise price of $20.65 per share. The number of warrants exercisable under the C&P Security Agreement is calculated by $1.5 million divided by the Conversion Price, which is the amount equal to the price per share of the most senior series of Networks Preferred Stock issued to investors in Networks’ next equity financing date, or if none, then $41.3104. The C&P Warrants are exercisable commencing September 3, 2024 through September 3, 2029 and October 7, 2024 through October 7, 2029, respectively. The C&P Warrants have a total relative fair value of $557 thousand, which was recorded as debt discount. Joseph Popolo, a former director of the Company, was the sole control person of C&P.

As of December 31, 2025 and 2024, the total outstanding principal on the Networks Secured Note was $1.5 million and $1.3 million, net of unamortized debt discount of $201 thousand and unamortized issuance costs of $26 thousand, respectively. Accrued interest as of December 31, 2025 and 2024 was $155 thousand and $37 thousand, respectively, which is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. For the year ended December 31, 2025, we recognized interest expense of $118 thousand and amortization expense of $227 thousand related to the debt discount and issuance costs. For the year ended December 31, 2024, we recognized interest expense of $37 thousand and amortization expense of $407 thousand related to the debt discount and issuance costs. No principal or interest has been paid since the Networks Secured Note was issued.

Sale of Common Stock in Ondas Inc. and Warrants to Purchase Common Stock of OAS (Refer to Note 12)

On February 26, 2024, the Company completed the 2024 Ondas Offering with respect to the sale of (i) an aggregate of 3,616,071 shares Common Stock and (ii) the OAS Warrants for gross proceeds of $4,050 thousand. Refer to Note 12, Sale of Common Stock in Ondas Inc. and Warrants to Purchase Common Stock of OAS, for further details. In connection with the 2024 Ondas Offering, C&P paid $2 million for 1,785,714 shares of Common Stock of the Company and OAS Warrants to purchase 1,785,714 shares of OAS common stock. Joseph Popolo, a former director of the Company, was the sole control person of C&P.

Networks Series A-1 Preferred Stock (Refer to Note 13)

On July 21, 2023 and August 11, 2023, Networks completed the 2023 Networks Offering. Refer to Note 13, Networks Series A-1 Preferred Stock, for further details. C&P is the proxy for the members of the 2023 Initial Purchaser, and the manager of the 2023 Initial Purchaser must act in accordance with C&P’s direction with respect to exercise and voting of the issuer’s securities and derivative securities held by the 2023 Initial Purchaser. Joseph Popolo, a former director of the Company, was the sole control person of C&P.

Networks Series A-2 Preferred Stock (Refer to Note 13)

On February 26, 2024, Ondas Networks completed a private placement with certain purchasers with respect to the sale of (i) the Series A-2 Networks Preferred Stock and (ii) 2024 Ondas Warrants. Refer to Note 13, Networks Series A-2 Preferred Stock, for further details. In connection with the 2024 Networks Offering, C&P paid $250,000 for 6,051 shares of Series A-2 Networks Preferred Stock and 2024 Warrants to purchase 167,500 shares of Common Stock. Joseph Popolo, a former director of the Company, was the sole control person of C&P.

NOTE 19 – SUBSEQUENT EVENTS

Deferred OAS Exchange

Pursuant to the OAS Exchange Agreements, on January 5, 2026, the Company issued 2,389,203 shares of Common Stock to the OAS Holders that deferred the closing of the OAS Exchange. After giving effect to the OAS Exchange, the Company owns approximately 99% of OAS on a fully diluted basis.

Networks Investment

On January 16, 2026, Networks entered into a Series B Preferred Stock Purchase Agreement (the “2026 Networks Agreement”) for an investment of $8.4 million in Networks (the “2026 Networks Offering”). The 2026 Networks Agreement was entered into with the purchasers named therein (the “2026 Purchasers”) for the sale of shares of Networks Preferred Stock for a purchase of $8.4 million. The 2026 Networks Offering was consummated on January 16, 2026.

Pursuant to the 2026 Networks Agreement, the 2026 Purchasers would acquire the following in the 2026 Networks Offering for gross proceeds to Networks of $8.4 million, which included approximately $6.0 million from the Company and approximately $2.0 million from C&P, as Purchasers: (i) 303,250 shares of Networks Preferred Stock (the “Purchased Preferred Stock”), at a purchase price of $27.70 per share (the “2026 Original Issue Price”), convertible into shares of Networks Common Stock; and (ii) 667,551 shares of Networks Preferred Stock (the “Networks Converted Preferred Stock,” together with the Networks Purchased Preferred Stock, the “2026 Networks Preferred Stock”), convertible into shares of Networks Common Stock upon the exercise of the Networks Warrants and the conversion of the Ondas Networks Convertible Notes.

The 2026 Networks Preferred Stock accrues dividends at the rate per annum of eight percent (8%) of the 2026 Original Issue Price. Dividends shall be payable only when, as, and if declared by the board of directors of Networks and Networks shall be under no obligation to pay such dividends. Such dividends are payable in cash or additional shares of Networks Preferred Stock, with such valuation based on the 2026 Original Issue Price. Each share of Networks Preferred Stock is convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of Networks Common Stock as is determined by dividing the 2026 Original Issue Price by the conversion price in effect at the time of conversion, which initially is set at $27.70. In lieu of any fractional shares to which the holder would otherwise be entitled, the number of shares of Networks Common Stock to be issued upon conversion of the Networks Preferred Stock shall be rounded to the nearest whole share.

Pursuant to the 2026 Networks Agreement, the 2026 Purchasers became parties to those certain investors’ rights agreement, right of first refusal agreement, and voting agreement, dated January 16, 2026.

Also on January 16, 2026, Networks entered into that certain Letter Agreement, by and among Networks and the signatories thereto, pursuant to which the maturity date of the Networks Secured Note was amended to December 31, 2027.

Registrant Direct Offering

On January 9, 2026, the Company entered into a placement agent agreement (the “Placement Agent Agreement”) with Oppenheimer & Co. Inc., as representative of the placement agents named in Schedule I thereto (the “Placement Agents”), relating to the Company’s offering (the “2026 Offering”) of (i) 19,000,000 shares of Common Stock (the “2026 Shares”), or (ii) in lieu of Common Stock, pre-funded warrants (the “2026 Pre-Funded Warrants,” together with the 2026 Shares, the “2026 Common Stock Equivalents”) to purchase up to 41,790,274 shares of Common Stock (the “2026 Pre-Funded Warrant Shares”). The 2026 Common Stock Equivalents were accompanied by warrants (the “2026 Common Warrants,” together with the 2026 Pre-Funded Warrants, the “2026 Warrants”) to purchase a total of 121,580,548 shares of Common Stock (the “2026 Common Warrant Shares,” together with the 2026 Pre-Funded Warrant Shares, the “2026 Warrant Shares”). The 2026 Common Stock Equivalents with the accompanying 2026 Common Warrants were sold pursuant to the terms of a Securities Purchase Agreement, dated January 9, 2026 (the “2026 SPA”), by and between the Company and each investor listed on the Schedule of Buyers attached thereto (the “2026 Investor”) in connection with the 2026 Offering.

The 2026 Offering price for (i) each 2026 Share and accompanying 2026 Common Warrant to purchase two (2) shares of Common Stock was $16.45 and (ii) each 2026 Pre-Funded Warrant and accompanying 2026 Common Warrant to purchase two (2) shares of Common Stock was $16.45 (with all but a nominal exercise price of $0.0001 per share prepaid as of the issuance date). The 2026 Pre-Funded Warrants were immediately exercisable and will expire seven years from the date of issuance. As of the date hereof, the 2026 Pre-Funded Warrants have been fully exercised. The 2026 Common Warrants have an exercise price of $28.00 per share, were immediately exercisable and will expire seven years from the date of issuance. The net proceeds to the Company from the 2026 Offering are approximately $959.2 million, after deducting placement agent fees and estimated offering expenses payable by the Company and excluding any proceeds that may be received from the exercise of the 2026 Warrants. If the 2026 Common Warrants are fully exercised on a cash basis, the Company has the potential to raise approximately $3.4 billion in additional gross proceeds. No assurance can be given that any of the 2026 Common Warrants will be exercised. The 2026 Offering closed on January 12, 2026, subject to the satisfaction of customary closing conditions.

Acquisitions

Rotron Aero

On February 2, 2026, the Company entered into a definitive agreement to acquire Rotron Aerospace Ltd. (“Rotron”), a UK-based developer of advanced unmanned aerial systems and long-range autonomous platforms designed for extended-reach operations and autonomous strike missions.

Pursuant to that certain Sale and Purchase Agreement (the “Rotron Agreement”), by and among the Company, Gilo Holdings Ltd., a private limited company existing under the laws of England and Wales (“Gilo”) and indirect owner of Rotron, and the shareholders of Gilo (the “Rotron Shareholders”), the Company acquired 100% of the issued share capital of Gilo, for a purchase price of (i) approximately $6,662,046 in cash and (ii) 3,334,753 shares (the “Rotron Shares”) of Common Stock (the “Rotron Acquisition”). Pursuant to the Rotron Agreement, the Rotron Shareholders agreed, subject to certain customary exceptions, not to sell, transfer or dispose of 659,731 of the Rotron Shares for a period of twelve (12) months after the closing of the Rotron Acquisition.

Mistral, Inc.

On March 8, 2026, the Company entered into an Agreement and Plan of Merger (the “Mistral Agreement”), by and among the Company, Project Cyclone Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), Mistral, Inc., a Delaware corporation (“Mistral”), and Shoshana Banai (the “Mistral Stockholder”).

The Mistral Agreement provides that, upon the terms and subject to the conditions set forth in the Mistral Agreement, the Company will acquire 100% of the issued and outstanding shares of Mistral (the “Mistral Merger”). At the closing of the Mistral Merger, upon the terms and subject to the conditions set forth in the Mistral Agreement, the Company shall pay an aggregate amount of $175 million, comprised of (i) $122.5 million of shares of Common Stock, subject to certain adjustments set forth in the Mistral Agreement, of which (a) $17.5 million shall be deposited into an escrow account for the purpose of securing the obligations of the Mistral Stockholder as set forth in the Mistral Agreement and (b) the remaining $105 million shall be paid in seven equal installments within twenty days following the closing of the Mistral Merger, and (ii) $52.5 million of shares of Common Stock shall be deposited into an escrow account and released as follows: (x) $26.25 million on the first anniversary of the closing of the Mistral Merger, (y) $13.13 million on the second anniversary of the closing of the Mistral Merger, and (z) $13.13 million on the third anniversary of the closing of the Mistral Merger. The Merger is expected to close in the second quarter of 2026.

Bird Aerosystems Ltd.

On March 11, 2026, the Company entered into a Share Purchase Agreement (the “Bird Purchase Agreement”), by and among the Company, Bird Aerosystems Ltd., a company organized under the laws of the State of Israel (“Bird”), Bird’s shareholders, and a General Partnership organized under the laws of the State of Israel, solely in its capacity as the representative, agent and attorney-in-fact of the indemnifying parties (the “Bird Shareholders’ Agent”). Also on March 11, 2026 (the “Bird Closing Date”), pursuant to the Bird Purchase Agreement, the Company acquired 100% of the issued and outstanding share capital (“Bird Shares”) of Bird (the “Bird Transaction”). On the Bird Closing Date, upon the terms and subject to the conditions set forth in the Bird Purchase Agreement, the Company paid an aggregate amount of (i) $5,173,589 in cash and (ii) issued 6,933,110 shares of Common Stock. Pursuant to the Bird Purchase Agreement, on March 18, 2026, the Company (i) paid an additional $320,662 in cash and (ii) issued an additional 3,358,097 shares of Common Stock.

Indo Earth Moving Ltd.

On March 17, 2026, the Company entered into a Share Purchase Agreement (the “Indo Agreement”), by and among the Company, Indo Earth Moving Ltd., a company organized under the laws of the State of Israel (“Indo”), Indo’s shareholders as set forth on Exhibit B thereto (the “Indo Sellers”), and the shareholders’ agent. Pursuant to the Indo Agreement, on March 17, 2026, (the “Indo Closing Date”), the Company acquired 100% of the issued and outstanding share capital of Indo (the “Indo Share Capital”), for a purchase price of $5,663,398 in cash and 5,493,388 shares of Common Stock (the “Indo Shares”), including (a) 2,441,506 shares of Common Stock issued on the Indo Closing Date and (b) 3,051,882 shares of Common Stock to be issued within five business days following the achievement of the First Milestone (as defined in the Indo Agreement) (the “Indo Acquisition”). Pursuant to the Indo Agreement, the Company may declare that the Indo Acquisition is null and void prior to the First Milestone if Indo is not able to meet the full terms of the Tender (as defined in the Indo Agreement).

Additionally, pursuant to the terms of the Indo Agreement, for three years after the Indo Closing Date, the Indo Sellers have an opportunity to earn an additional aggregate amount of up to $140,000,000 in contingent earn-out payments, subject to certain milestones as set forth in the Indo Agreement, payable in Common Stock.

World View Enterprises, Inc.

On March 2, 2026, the Company made a $10 million strategic investment in World View Enterprises, Inc. (“World View”), a leader in high-altitude balloon Interconnected Intelligence and stratospheric remote sensing. On March 23, 2026, the Company entered into that certain Agreement and Plan of Merger (the “World View Agreement”), by and among the Company, a wholly owned subsidiary of Parent, World View and Fortis Advisors LLC, a Delaware limited liability company, in its capacity as the Representative (as defined in the World View Agreement).

The World View Agreement provides that, upon the terms and subject to the conditions set forth in the World View Agreement, the Company will acquire 100% of the issued and outstanding shares of World View (the “World View Merger”). At the closing of the World View Merger, upon the terms and subject to the conditions set forth in the World View Agreement, the Company shall pay an aggregate amount of $150 million, subject to certain adjustments set forth in the World View Agreement, comprised of up to approximately $129.5 million of shares of Common Stock, subject to certain adjustments set forth in the World View Agreement. The World View Merger is expected to close in the second quarter of 2026.

4M Defense Ltd.

On March 16, 2026, pursuant to the Supplement to Share Purchase Agreement, dated March 16, 2026, by and between the Company, 4M, HoldCo and Mr. Cohen (the “4M Supplement”), the Company acquired the remaining 30% of the issued and outstanding share capital of HoldCo from Mr. Cohen, for a purchase price of (i) 352,968 shares of Common Stock, and (ii) an additional amount of up to $1,400,000 shares of Common Stock in contingent earn-out payments, subject to certain milestones as set forth in the 4M Supplement.

ONBERG Autonomous Systems

On March 18, 2026, the Company announced the formation of ONBERG Autonomous Systems, a 51% owned joint venture with HD Advanced Technologies GmbH (“HDAT”). The joint venture formalizes the Memorandum of Understanding signed in December 2025 and establishes a strategic platform to deliver autonomous drone defense and security systems across Germany and Ukraine in first phase.

Other

On March 12, 2026, the Company entered a strategic partnership between Palantir, the Company and World View.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as such date.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our senior management has concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2025.

This annual report does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting, as we are a non-accelerated filer.

During 2025, we completed multiple business combinations that significantly expanded the size and complexity of our operations. As is customary following acquisitions, and permitted by the Securities and Exchange Commission, we are in the process of integrating the acquired business into our internal control framework. Management has designed and implemented controls intended to address the risks associated with these integrations and believes that such controls are operating effectively; however, these integration efforts are ongoing.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2025 excluded the internal controls of Apeiro, SPO, Insight, 4M, Sentrycs, and Robo-team, which have not yet been fully integrated into the Company’s ICFR framework. These acquired businesses represented approximately 36% of total consolidated assets and 53% of total consolidated revenues as of and for the year ended December 31, 2025. Management expects to include these acquired businesses in its assessment of internal control over financial reporting in the annual assessment for the year ending December 31, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information required by this Item 10 is incorporated by reference from the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the end of the fiscal year.

We have adopted a Code of Business Conduct and Ethics (the “Code”), which is applicable to all of our employees, executive officers and directors. The Code is available on our Investor website at www.ir.ondas.com, under the heading “Governance”. In the event that we amend or waive any of the provisions of the Code that relate to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on our website at the web address specified above.

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

Item 11. Executive Compensation.

Information required by this Item 11 is incorporated by reference from the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the end of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12, including information regarding security ownership of certain beneficial owners and management and information regarding securities authorized for issuance under equity compensation plans, is incorporated by reference from the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the end of the fiscal year.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information required by this Item 13 is incorporated by reference from the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the end of the fiscal year.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is Rosenberg Rich Baker Berman, P.A., Somerset, New Jersey.

Information required by this Item is incorporated by reference from the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the end of the fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Name of Document

2.1	Agreement and Plan of Merger, dated as of May 17, 2021, by and among Ondas Holdings Inc., Drone Merger Sub I Inc., Drone Merger Sub II Inc., American Robotics, Inc., and the Company Stockholder’s Representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 17, 2021).

2.2	Agreement of Merger, dated August 4, 2022 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2022).

2.3	Amendment to Agreement of Merger, dated November 13, 2022 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2022).

2.4+	Share Purchase Agreement, by and amount the Company, Apeiro Motion Ltd., and Mr. Rotem Lesher, solely in his capacity as the representatives, agents and attorneys-in-fact of the Indemnifying Parties, dated August 18, 2025 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2025).

2.5+	Share Purchase Agreement, by and amount the Company, Smart Precision Optics S.P.O LTD., and Shamir Investment Entrepreneurship ACS LTD., dated August 20, 2025 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2025).

2.6	Side Letter, by and amount the Company, Smart Precision Optics S.P.O LTD., and Shamir Investment Entrepreneurship ACS LTD., dated August 20, 2025 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2025).

2.7+	Share Purchase Agreement, by and among the Company, 4M Defense Ltd., Chirokka Holding Ltd., Mr. Itzik Malka, and Mr. Nir Cohen, dated October 24, 2025 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2025).

2.8+	Supplement to Share Purchase Agreement, by and among by and among the Company, 4M Defense Ltd., Chirokka Holding Ltd., and Mr. Nir Cohen (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2026).

2.9+	Share Purchase Agreement, by and among the Company, Sentry CS Ltd, shareholders listed on Exhibit B thereto, and Sagitta Holdco SARL, solely in its capacity as the representative, agent and attorney-in-fact of the Indemnifying Parties (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2025).

2.10+	Share Purchase Agreement, by and amount the Company, Robo-Team Holdings Ltd, the Robo-Team shareholders, and Mr. Yossi Wolf, solely in his capacity as the representative, agent and attorney-in-fact of the Indemnifying Parties, dated November 23, 2025.

2.11+	Agreement and Plan of Merger, dated March 8, 2026, by and among the Company, Project Cyclone Merger Sub Inc., Mistral, Inc., and Shoshana Banai (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2026).

2.12+	Share Purchase Agreement, dated March 17, 2026, by and among the Company, Indo Earth Moving Ltd., Indo’s shareholders as set forth on Exhibit B thereto, and Eli Hefets (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2026).

2.13+	Agreement and Plan of Merger, dated March 23, 2026, by and among the Company, Wassaic Merger Sub Inc., World View Enterprises Inc., and Fortis Advisors LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 23, 2026).

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated September 28, 2018 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2018).

3.2	Certificate of Designation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 17, 2020).

3.3	Certificate of Change (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 13, 2020).

3.4	Certificate of Amendment, filed on October 31, 2023 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 31, 2023).

3.5	Certificate of Amendment, filed on May 12, 2025 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on May 12, 2025).

3.6	Certificate of Amendment, filed on November 20, 2025 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on November 20, 2025).

3.7	Certificate of Amendment, filed on January 15, 2026 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on January 16, 2026).

3.8	Amended and Restated Bylaws of the registrant, dated January 16, 2026 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on January 16, 2026).

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-3 filed on January 29, 2021).

4.2	Form of Warrant (included as Exhibit E to Exhibit 2.1 and incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 17, 2021).

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2023).

4.4	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2025).

4.5	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2026).

4.6	Description of Registrant’s Securities.*

10.1#	Amended and Restated Employment Agreement, dated June 3, 2020, between Ondas Holdings Inc. and Eric Brock. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 3, 2020).

10.2#	Employment Agreement, dated June 23, 2025, between Ondas Holdings Inc. and Neil Laird (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 25, 2025).

10.3#	Employment Agreement, dated October 22, 2025, by and between Ondas Holdings Inc. and Patrick Huston (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on December 18, 2025).

10.4#	2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 4, 2018).

10.5#	Amendment to the 2018 Equity Incentive Plan.*

10.6#	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 7, 2020).

10.7#	Form of Restricted Stock Unit Agreement. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 3, 2020).

10.8#	Form of Stock Option Agreement (US Employee).*

10.9#	Form of Restricted Stock Unit Agreement (US Employee).*

10.10#	Form of Stock Option Agreement (Foreign Employee).*

10.11#	Form of Restricted Stock Unit Agreement (Foreign Employee).*

10.12	Ondas Holdings Inc. 2021 Director Compensation Policy (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2021).

10.13	Ondas Holdings Inc. Amended and Restated Director Compensation Policy (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2025).

10.14	Second Amended and Restated Director Compensation Policy.*

10.15#	Ondas Holdings Inc. 2021 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2021).

10.16#	Ondas Holdings, Inc. 2021 Incentive Stock Israeli Appendix (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2023).

10.17#	Airobotics Ltd. 2015 Israeli Share Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 25, 2023).

10.18#	Amendment to the Ondas Holdings Inc. 2021 Incentive Stock Plan incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2023).

10.19#	Amendment to the Ondas Holdings Inc. 2021 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2024).

10.20#	2020 Incentive Equity Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 25, 2023).

10.21#	Amendment to the Ondas Holdings Inc. 2021 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on May 12, 2025).

10.22#	Amendment to the Ondas Holdings Inc. 2021 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on November 20, 2025).

10.23	Amendment to the Ondas Inc. 2021 Incentive Stock Plan.*

10.24	Preferred Stock Purchase Agreement, dated July 9, 2023, between Ondas Networks Inc. and the Initial Purchaser (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on July 10, 2023).

10.25	Amendment to Preferred Stock Purchase Agreement, dated July 21, 2023, between Ondas Networks Inc. and Initial Purchaser (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on July 24, 2023).

10.26	Form of Preferred Stock Purchase Agreement, dated February 26, 2024, between Ondas Networks Inc. and the Purchasers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2024).

10.27	Registration Rights Agreement, dated July 21, 2023, between the Company and Initial Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2023).

10.28	Registration Rights Agreement, dated August 11, 2023, between the Company and Initial Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2023).

10.29	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2024).

10.30	Registration Rights Agreement, dated October 29, 2025, by and among the Company, Mr. Itzik Malka and Mr. Nir Cohen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2025).

10.31	Registration Rights Agreement, dated November 17, 2025, by and among the Company and the Sellers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2025).

10.32	Registration Rights Agreement, dated March 17, 2026, by and among the Company and the Sellers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2026).

10.33	Form of Securities Purchase Agreement, dated as of August 28, 2024, by and among Ondas Holdings Inc. and the purchaser party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2024).

10.34	Secured Note Agreement, dated September 3, 2024, by and between Ondas Networks Inc. and Charles & Potomac Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2024).

10.35	Security Agreement, dated September 3, 2024, by and among Ondas Networks Inc. and Charles & Potomac Capital, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2024).

10.36	Patent Security Agreement, dated September 3, 2024, by and between Ondas Networks Inc. and Charles & Potomac Capital, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2024).

10.37	Directorship Agreement, by and between Ondas Holdings Inc. and Ron Stern, dated January 6, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2025).

10.38	Letter Agreement, dated January 16, 2026, by and among Ondas Networks Inc. and the signatories thereto.*

10.39	Form of Exchange Agreement, dated December 17, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2025).

10.40	Form of Securities Purchase Agreement, dated January 9, 2026 by and between Ondas Holdings Inc. and each investor listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2026).

10.41	Placement Agent Agreement, dated January 9, 2026, between Ondas Holdings Inc. and Oppenheimer & Co. Inc., as representative of the placement agents named in Schedule I thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2026).

10.42	Form of Series B Preferred Stock Purchase Agreement, dated January 16, 2026, between Ondas Networks Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2026).

10.43	Form of Investors’ Rights Agreement, dated January 16, 2026, between Ondas Networks Inc. and the Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2026).

10.44	Form of Right of First Refusal Agreement, dated January 16, 2026, between Ondas Networks Inc. and the Purchasers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2026).

10.45	Form of Voting Agreement, dated January 16, 2026, between Ondas Networks Inc. and the Purchasers (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2026).

16.1	Letter from Rosenberg Rich Baker Berman, P.A. dated January 20, 2026 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2026).

19.1	Insider Trading Policy*

21.1	Subsidiaries of the Registrant*.

23.1	Consent of Rosenberg Rich Baker Berman, P.A.*

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated March 30, 2026*.

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated March 30, 2026*.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated March 30, 2026**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated March 30, 2026**

97.1	Ondas Inc. Amended and Restated Clawback Policy.*

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

#	Management contract or compensatory plan or arrangement.

+	Schedules and Exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 30, 2026	ONDAS INC.

	By:	/s/ Eric A. Brock
Eric A. Brock
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Neil J. Laird
Neil J. Laird
Chief Financial Officer
(Principal Financial Officer
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric A. Brock	Chairman, Chief Executive Officer, and President	March 30, 2026
Eric A. Brock	Principal Executive Officer

/s/ Neil J. Laird	Chief Financial Officer and Treasurer	March 30, 2026
Neil J. Laird	Principal Financial and Accounting Officer

/s/ Richard M. Cohen	Director	March 30, 2026
Richard M. Cohen

/s/ Randall P. Seidl	Director	March 30, 2026
Randall P. Seidl

/s/ Jaspreet Sood	Director	March 30, 2026
Jaspreet Sood