Form 10-Q
period 2026-03-31
Ondas Inc.
filed 2026-05-15
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares outstanding of the issuer’s common stock as of May 13, 2026 was 495,762,650.

ONDAS INC.

i

ITEM 1.  FINANCIAL STATEMENTS

ONDAS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,026,003	$550,744
Restricted cash	11,081	43,615
Short-term investments	447,842	21,750
Accounts receivable, net	45,295	22,356
Inventory, net	34,286	21,963
Other current assets	64,689	25,473
Total current assets	1,629,196	685,901

Property and equipment, net	11,508	10,217
Goodwill	381,838	251,809
Intangible assets, net	312,514	136,890
Long-term equity investments	42,340	35,587
Investment in unconsolidated affiliates, at fair value	29,289	-
Other assets	32,685	12,437
Total assets	$2,439,370	$1,132,841

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,697	$13,873
Accrued expenses and other current liabilities	70,731	33,970
Accrued purchase and contingent consideration	39,621	75,000
Notes payable, related party	-	1,500
Notes payable	243	704
Convertible note payable, related party	-	3,500
Convertible note payable	528	2,950
Deferred revenue	19,627	8,029
Government grant liability	1,870	2,295
Total current liabilities	149,317	141,821

Notes payable, net of current portion	188	-
Accrued purchase and contingent consideration, net of current portion	88,481	-
Convertible notes payable, net of current portion	3,410	3,834
Government grant liability, net of current portion	1,586	1,362
Warrant liability	1,058,990	489,434
Deferred tax liability	48,292	14,531
Other long-term liabilities	8,791	10,244
Total liabilities	1,359,055	661,226

Commitments and Contingencies (Note 16)

Temporary Equity
Redeemable noncontrolling interests	2,454	29,796

Stockholders’ Equity
Preferred stock – par value $0.0001; 5,000,000 shares authorized at March 31, 2026 and December 31, 2025, and none issued or outstanding at March 31, 2026 and December 31, 2025	-	-
Series A Convertible Preferred stock – par value $0.0001; 5,000,000 shares authorized at March 31, 2026 and December 31, 2025, and none issued or outstanding at March 31, 2026 and December 31, 2025	-	-
Common stock – par value $0.0001; 800,000,000 shares authorized at March 31, 2026 and December 31, 2025; 469,062,109 and 380,763,481 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	46	38
Additional paid in capital	1,079,757	805,828
Accumulated other comprehensive (loss) income	(361)	329
Accumulated deficit	(5,438)	(368,387)
Total Ondas Inc. stockholders’ equity	1,074,004	437,808
Noncontrolling interest	3,857	4,011
Total stockholders’ equity	1,077,861	441,819
Total liabilities, temporary equity, and stockholders’ equity	$2,439,370	$1,132,841

The accompanying footnotes are an integral part of these Condensed Consolidated Financial Statements.

ONDAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended,
	March 31, 2026	March 31, 2025
Revenues, net	$50,122	$4,248
Cost of goods sold	25,464	2,760
Gross profit	24,658	1,488

Operating expenses:
General and administrative	43,316	5,909
Sales and marketing	10,494	2,430
Research and development	13,519	3,459
Total operating expenses	67,329	11,798

Operating loss	(42,671)	(10,310)

Other income (expense), net
Other income (expense), net	136	(1)
Change in fair value of warrant liability	389,548	-
Gain on deconsolidation of subsidiary	51,453	-
Loss on acquisition of variable interest entity	(46,150)	-
Change in fair value of government grant liability	(104)	(124)
Interest and dividend income	12,136	201
Unrealized loss on investments	(2,617)	-
Interest expense	(338)	(3,868)
Foreign exchange gain (loss), net	102	(34)
Total other income (expense), net	404,166	(3,826)

Income (loss) before provision for income taxes	361,495	(14,136)

Provision for income taxes	245	-

Net income (loss)	361,250	(14,136)
Less preferred dividends attributable to noncontrolling interest	-	390
Less deemed dividends attributable to accretion of redemption value	1,289	817
Net loss attributable to noncontrolling interests	(1,698)	-
Net income (loss) attributable to Ondas Inc. stockholders	$361,659	$(15,343)

Net income (loss) per share – basic	$0.58	$(0.15)
Net income (loss) per share – diluted	$0.56	$(0.15)

Weighted average number of common shares outstanding, basic and diluted
Basic	445,089	105,005
Diluted	461,706	105,005

The accompanying footnotes are an integral part of these Condensed Consolidated Financial Statements.

ONDAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$361,250	$(14,136)
Other comprehensive income (loss):
Foreign currency translation	(300)	-
Available-for-sale investments:
Unrealized gain (loss), net	(383)	-
Comprehensive income (loss)	$360,567	$(14,136)

Comprehensive income (loss) attributable to:
Comprehensive loss attributable to noncontrolling interests	(1,698)	-
Foreign currency translation adjustments attributable to noncontrolling interests	8	-
Noncontrolling interests	(1,690)	-
Comprehensive income (loss) attributable to Ondas Inc. stockholders	$362,257	$(14,136)

The accompanying footnotes are an integral part of these Condensed Consolidated Financial Statements.

ONDAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY AND STOCKHOLDERS’

EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(dollars in thousands)

(Unaudited)

					Ondas Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interest		Common Stock		Additional Paid in	Accumulated other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance, January 1, 2025	538,048	$19,361	93,173,191	$9	$252,942	$-	$(236,368)	$-	$16,583
Preferred dividends attributable to redeemable noncontrolling interest	-	390	-	-	(390)	-	-	-	(390)
Accretion of redeemable preferred stock in Ondas Networks	-	817	-	-	(817)	-	-	-	(817)
Issuance of warrants in Ondas Networks, in connection with convertible note payable	-	-	-	-	346	-	-	-	346
Issuance of shares for payment on convertible debt	-	-	33,322,397	3	21,936	-	-	-	21,939
Issuance of shares upon exercise of options and warrants and delivery of restricted stock units	-	-	1,229,211	-	984	-	-	-	984
Stock-based compensation	-	-	-	-	1,573	-	-	-	1,573
Net Loss	-	-	-	-	-	-	(14,136)	-	(14,136)
Balance, March 31, 2025	538,048	$20,568	127,724,799	$12	$276,574	$-	$(250,504)	$-	$26,082

Balance, January 1, 2026	538,048	$29,796	380,763,481	$38	$805,828	$329	$(368,387)	$4,011	$441,819
Accretion to redemption amount of redeemable noncontrolling interests	-	1,289	-	-	(1,289)	-	-	-	(1,289)
Settlement of redeemable noncontrolling interest	-	(2,582)	352,968	-	2,574	9	-	-	2,583
Deconsolidation of subsidiary	(538,048)	(24,513)	-	-	8,459	-	-	-	8,459
Issuance of shares, warrants, and pre-funded warrants from Offerings, net of offering costs	-	-	19,000,000	2	(2)	-	-	-	-
Issuance of shares upon exercise of options and warrants and delivery of restricted stock units	-	-	44,737,301	4	10,035	-	-	-	10,039
Issuance of shares in connection with acquisitions	-	-	21,819,156	2	232,526	-	-	-	232,528
Issuance of shares in exchange for shares of OAS, net of costs	-	-	2,389,203	-	2,051	-	-	-	2,051
Stock-based compensation	-	-	-	-	19,575	-	-	-	19,575
Change in net unrealized gain on debt securities, net of tax	-	-	-	-	-	(383)	-	-	(383)
Foreign currency translation adjustments, net of tax	-	9	-	-	-	(316)	-	(1)	(317)
Net income (loss)	-	(1,545)	-	-	-	-	362,949	(153)	362,796
Balance, March 31, 2026	-	$2,454	469,062,109	$46	$1,079,757	$(361)	$(5,438)	$3,857	$1,077,861

The accompanying footnotes are an integral part of these Condensed Consolidated Financial Statements.

ONDAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$361,250	(14,136)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Unrealized losses on investments	2,617	-
Depreciation	669	181
Amortization of debt discount and issuance cost	-	3,303
Amortization of intangible assets	5,622	1,062
Amortization of right of use asset	389	222
Noncash interest expense	383	-
Gain on disposal of equipment	(110)	-
Change in fair value of warrant liability	(389,548)	-
Gain on deconsolidation of subsidiary	(51,453)	-
Loss on acquisition of variable interest entity	46,150	-
Change in fair value of government grant liability	104	(32)
Stock-based compensation	19,658	1,573
Changes in operating assets and liabilities, net of acquisitions and deconsolidations:
Accounts receivable	(11,726)	3,309
Inventory	(4,129)	(727)
Other current assets	(32,334)	(3,048)
Deposits and other assets	(10,258)	(32)
Accounts payable	(288)	(1,161)
Accrued expenses and other current liabilities	15,614	806
Deferred revenue	(2,655)	2,309
Operating lease liability	(593)	(288)
Deferred tax liability	(673)	-
Other liabilities	13	-
Net cash flows used in operating activities	(51,298)	(6,659)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,332)	(171)
Proceeds from sale of property and equipment	110	-
Purchase of long-term equity investments	(5,000)	-
Purchases of short-term investments	(452,238)	-
Maturities of short-term investments	23,147	-
Cash paid for acquisition, net of cash acquired	(31,770)	-
Deconsolidation of subsidiary cash	(7,011)	-
All other investing activities	(73)	(24)
Net cash flows used in investing activities	(474,167)	(195)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options and warrants	10,039	984
Proceeds from sale of common stock and warrants, net of issuance costs	959,104	-
Proceeds from convertible notes payable, net of issuance costs	-	923
Proceeds from government grant	-	365
Payments on notes payable	(305)	-
Payments on government grant liability	(373)	(7)
Net cash flows provided by financing activities	968,465	2,265

Increase (decrease) in cash, cash equivalents, and restricted cash	443,000	(4,589)
Effect of exchange rate on cash	(275)	-
Cash, cash equivalents, and restricted cash beginning of period	594,359	29,999
Cash, cash equivalents, and restricted cash end of period	$1,037,084	$25,410

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$13	$5
Cash paid for income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Preferred dividends attributable to redeemable noncontrolling interest	$-	$390
Accretion of redeemable noncontrolling interest to redemption value	$1,289	$817
Common stock issued in connection with business acquisitions	$232,528	$-
Common stock issued in exchange for debt repayment	$-	$21,939
Issuance of shares in exchange for shares of OAS, net of costs	$2,051	$-
Warrants issued in connection with convertible notes payable with respect to Ondas Networks	$-	$346
Operating leases right-of-use assets obtained in exchange of lease liabilities	$691	$340

The accompanying footnotes are an integral part of these Condensed Consolidated Financial Statements.

ONDAS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Ondas, Inc. (together with its subsidiaries, the “Company,” “Ondas,” “we,” “us,” or “our”) is a defense, security, and critical infrastructure technology company organized around two business units: Ondas Autonomous Systems Inc. (“OAS”) and Ondas Capital Inc. (“Ondas Capital”). Through these business units, we develop and commercialize autonomous systems and strategic investment and partnership initiatives that support the scaling and adoption of mission-critical solutions for governments and industrial customers.

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

The Company manages these business units as distinct operating platforms aligned to complementary end markets and customer requirements. The Company’s approach is designed to combine advanced autonomy, secure communications, and integrated operating capabilities to help customers improve situational awareness, operational resilience, and safety and security outcomes in complex, regulated, and often contested environments.

Deconsolidation of subsidiary

At December 31, 2025, Ondas Networks was a separate business unit that was consolidated in the December 31, 2025 financial statements. Ondas Networks provides mission-critical private wireless connectivity solutions for Industrial Internet of Things (IOT) applications, enabling secure, reliable, wide-area communications and edge data transport in demanding critical infrastructure environments.

On January 16, 2026, Ondas Networks completed a Series B preferred stock financing (the “2026 Networks Offering”) for aggregate gross proceeds of approximately $8.4 million, which included approximately $6.0 million from the Company and $2.0 million from other investors. In connection with the 2026 Networks Offering, Ondas Networks issued shares of Series B-1 and B-2 Preferred Stock. The Series B Preferred Stock accrues dividends at a rate of 8% per annum of the original issue price. Dividends are payable only when, as, and if declared by the board of directors of Ondas Networks and may be paid in cash or additional shares of Ondas Networks preferred stock. Each share of Series B Preferred Stock is convertible at the option of the holder at any time into shares of Ondas Networks common stock at an initial conversion price equal to the original issue price, subject to standard adjustments. The Series B Preferred Stock is redeemable upon the occurrence of specified events, including at the option of the holder after a stated period, at amounts intended to provide a return of capital plus accrued dividends.

During the quarter ended March 31, 2026, the Company determined that it no longer held a controlling financial interest in Ondas Networks as a result of the 2026 Networks Offering. This determination resulted from the 2026 Networks Offering, pursuant to which minority preferred shareholders exercised warrants and acquired additional voting interests in Ondas Networks (refer to Note 17 for additional details). As a result of these warrant exercises, the Company’s ownership and voting interests were diluted such that it no longer possessed the unilateral power to direct the activities that most significantly impact Ondas Networks’ economic performance. Accordingly, the Company deconsolidated Ondas Networks effective January 16, 2026 and no longer includes the assets, liabilities, and results of operations of Ondas Networks in its consolidated financial statements subsequent to that date.

Upon deconsolidation, the Company derecognized all assets and liabilities of Ondas Networks, including the related noncontrolling interest, and remeasured its retained ownership interest to fair value. The Company recognized a gain on deconsolidation of $51.5 million, which is included in other income (expense), net in the condensed consolidated statements of operations for the three months ended March 31, 2026. The most significant carrying amounts of the assets and liabilities that were deconsolidated were inventory of $3.6 million, deposits and other assets of $2.3 million, convertible notes payable of $5.0 million, accrued expenses and other liabilities, current and long-term, of $2.7 million, and notes payable to the Company of $10.4 million.

Following the deconsolidation, the Company retains an approximately 47.5% ownership interest in Ondas Networks and has the ability to exercise significant influence over Ondas Networks’ operating and financial policies. As a result, the retained interest is accounted for as an equity-method investment and is presented as Investment in unconsolidated affiliate within noncurrent assets on the condensed consolidated balance sheets. The Company elected the fair value option for its retained equity investment in Ondas Networks in accordance with ASC 825, Financial Instruments. As a result, the investment is carried at fair value, with changes in fair value recognized in earnings each reporting period and included in other income (expense) in the condensed consolidated statements of operations. There were no changes in the fair value of the retained interest for the period ended March 31, 2026.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned and majority-owned subsidiaries, as well as other entities in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements present the Company’s historical financial position, results of operations, changes in stockholders’ equity and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting. As such, certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes as of and for the fiscal year ended December 31, 2025, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 30, 2026 (the “2025 Annual Report”). The condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all normal and recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial statements for the periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. All intercompany accounts and transactions are eliminated upon consolidation.

Acquisitions

The Company accounts for business combinations in accordance with ASC 805, Business Combinations (“ASC 805”). Assets acquired, liabilities assumed, and noncontrolling interests are measured at fair value at the acquisition date. Any excess of the consideration transferred over the estimated fair value of net assets acquired is recorded as goodwill.

The Company accounts for asset acquisitions in accordance with ASC 805-50, related to transactions that do not meet the definition of a business. In an asset acquisition, the cost of the transaction, including transaction costs and contingent consideration that is probable and reasonably estimable at the acquisition date, is allocated to the identifiable assets acquired and liabilities assumed on a relative fair value basis. No goodwill is recognized in an asset acquisition. Any excess of the transaction cost over the estimated fair value of net assets acquired is recognized in earnings.

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

Use of Estimates

The process of preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements. Such management estimates include those relating to allocation of consideration for business combinations to identifiable tangible and intangible assets, asset acquisitions, deconsolidation’s and retained interests, revenue recognition, inventory write-downs to reflect net realizable value, fair values of financial instruments and goodwill, assumptions used in the valuation of stock-based awards, derivative warrant liabilities, and valuation allowances against deferred tax assets. Actual results could differ from those estimates.

Cash and Cash Equivalents, and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash includes cash that is not readily available for use in the Company’s operating activities. At December 31, 2025, $37.6 million of our restricted cash balance relates to funds held in escrow in connection with the acquisition of Sentrycs. The restrictions on the $37.6 million funds held in escrow were released during the three months ended March 31, 2026. The remaining restricted cash balance at March 31, 2026 and December 31, 2025 is attributable to (i) minimum cash reserves required to be maintained to cover bank guarantees issued for new customer orders and operating leases, and (ii) minimum cash reserve requirements for credit cards.

Short-term investments

The Company accounts for its investments in debt securities, including fixed-income securities and certificates of deposit, as available-for-sale in accordance with ASC 320, Investments—Debt Securities. Available-for-sale debt securities are recorded at fair value on the consolidated balance sheets, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss).

The amortized cost of available-for-sale securities includes the purchase price, adjusted for the amortization of premiums and accretion of discounts, which are recognized in interest income using the effective interest method. Interest income earned on investments, including certificates of deposit, is recorded in interest and dividend income in the condensed consolidated statements of operations. Certificates of deposit included in available-for-sale investments are classified based on their contractual maturities and are recorded at fair value, with changes in fair value reflected in accumulated other comprehensive income (loss).

The Company evaluates available-for-sale debt securities, including certificates of deposit, for expected credit losses at each reporting date and records an allowance for credit losses when a decline in fair value below amortized cost is attributable to credit factors. Unrealized losses that are not credit related are recorded in accumulated other comprehensive income (loss). Upon the sale or maturity of an available-for-sale security, realized gains or losses are recognized in earnings and amounts previously recorded in accumulated other comprehensive income (loss) are reclassified into earnings.

The Company’s investments in equity securities are accounted for in accordance with ASC 321, Investments—Equity Securities. Equity securities with readily determinable fair values are measured at fair value, with changes in fair value recognized in earnings. Equity securities without readily determinable fair values are recorded at cost, less impairment, and adjusted for observable price changes in orderly transactions for identical or similar equity securities of the same issuer, with such adjustments recognized in earnings. Dividends received from equity securities are recognized in earnings when declared.

Inventory

Inventories, which consist solely of raw materials, work in process, and finished goods, are stated at the lower of cost (first-in, first-out) or net realizable value, net of reserves for obsolete inventory. We continually analyze our slow-moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value.

(dollars in thousands)	March 31, 2026	December 31, 2025
Raw material	$23,033	$14,153
Work in process	6,774	1,470
Finished goods	5,470	7,992
Less inventory reserves	(991)	(1,652)
Total inventory, net	$34,286	$21,963

Impairment of Long-Lived Assets

Long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. There was no impairment of long-lived assets for the three months ended March 31, 2026 and 2025, respectively.

Other Assets

Other long-term assets generally consist of right-of-use assets resulting from leases, long-term portion of prepaid expenses, and refundable deposits that are not expected to be received in the next twelve months.

On March 28, 2026, the Company entered into an agreement with World View Enterprises Inc. (World View) in which the Company guaranteed payment of certain vendor invoices (the World View Guarantee). The Company recorded the fair value of the guaranteed amounts, totaling $20.9 million, pursuant to ASC 460, Guarantees, which is presented within accrued expenses and other current liabilities on the condensed consolidated balance sheets. The guaranteed amounts also represented an advanced payment for the acquisition of World View, and therefore, the Company also recorded the $20.9 million advanced payment (World View Advanced Payment), which is presented within other assets on the condensed consolidated balance sheets.

On January 16, 2026, upon the deconsolidation of Ondas Networks, the Company recorded a note receivable from Ondas Networks (the “Networks Note”), an unconsolidated affiliate accounted for under the equity method. The face value of the Networks Note is $10 million, and bears interest at 8% and matures in December 2027. As of January 16, 2026, the fair value of the Networks Note was $8.8 million. During the period from deconsolidation through March 31, 2026, the Company recognized $0.1 million of interest income, which is included in interest income in the condensed consolidated statements of operations. The Networks Note is presented within other assets on the condensed consolidated balance sheets and is separate from the Company’s equity-method investment in Ondas Networks. The Networks Note represents a contractual debt instrument and is accounted for as a financial asset in accordance with U.S. GAAP. The Company evaluated the Networks Note for collectability as of the reporting date and determined that no allowance for credit losses was required.

Other Liabilities

Other liabilities generally consist of operating lease liabilities, accrued interest, contingent consideration, long-term deferred revenue, and refundable sub-lease deposit that are not expected to be repaid in the next twelve months.

Other liabilities include the World View Guarantee of $20.9 million as discussed above.

Noncontrolling Interests

Noncontrolling interests represent the minority shareholders’ proportionate share of the Company’s majority-owned subsidiaries. The portion of net income (loss) attributable to noncontrolling interests is presented as net loss attributable to noncontrolling interests in the condensed consolidated statements of operations, and the portion of other comprehensive income (loss) of these noncontrolling interests is presented in the condensed consolidated statements of stockholders’ equity.

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests represent equity interests in consolidated subsidiaries that are not attributable to the Company and that are subject to redemption upon the occurrence of events that are not solely within the Company’s control, including temporary equity classified instruments and put options embedded in the noncontrolling interests.

Redeemable noncontrolling interests are initially measured at their fair value. Noncontrolling interests which are currently redeemable are measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date or the carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. For noncontrolling interests which are probable of becoming redeemable, the Company uses the accretion method for instruments with fixed redemption amounts or the immediate method for instruments redeemable at fair value or based on a formula, if such amounts are greater than the carrying amount adjusted for net income (loss) attributable to the noncontrolling interests. Adjustments to the carrying value of the redeemable noncontrolling interests are recorded through additional paid-in capital.

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

Warrants that are determined to require equity classification are measured at fair value upon issuance and are not subsequently remeasured unless they are required to be reclassified. Warrants that are determined to require asset or liability classification are measured at fair value upon issuance and are subsequently remeasured to fair value at each balance sheet date with any change in fair value recognized in the condensed consolidated statements of operations.

Embedded Derivatives

Features embedded into contracts are assessed to determine if they represent embedded derivatives which require bifurcation and separate recognition. Embedded derivatives requiring bifurcation are accounted for at fair value, with subsequent changes in fair value recognized in the condensed consolidated statements of operations.

Fair Value of Financial Instruments

Our financial assets measured at fair value on a recurring basis consist primarily of cash equivalents, such as money market funds, short-term investments, including publicly traded equity securities, warrants (including warrants exercisable for publicly traded stock), and available-for-sale debt securities. Our financial liabilities measured at fair value on a recurring basis consist primarily of government grant liabilities and warrant liabilities.

Government grant liabilities represent obligations under government-funded arrangements and are measured at fair value using valuation techniques that incorporate significant unobservable inputs. Warrant liabilities arise from warrants issued by the Company that do not meet the criteria for equity classification and are therefore accounted for as liabilities and measured at fair value on a recurring basis, with changes in fair value recognized in earnings.

The carrying amounts of receivables, accounts payable, and accrued expenses approximate fair value due to the short-term maturity of such instruments.

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

Stock-based Compensation

The Company calculates stock-based compensation expense for option awards (“Stock-based Awards”) based on the estimated grant/issue date fair value using the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) and recognize the expense on a straight-line basis over the vesting period. The Company accounts for forfeitures as they occur.

The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period in determining the fair value of Stock-based Awards. The expected term is based on the “simplified method”, due to the Company’s limited option exercise history. Under this method, the term is estimated using the weighted average of the service vesting period and contractual term of the option award. As the Company does not yet have sufficient history of its own volatility, the Company has identified several public entities of similar size, complexities and industry and calculates historical volatility based on the volatilities of these companies. These assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes in assumptions could significantly impact the amount of expense recorded in a given period.

The Company recognizes restricted stock unit expense over the period of vesting or the period that services will be provided. Compensation associated with shares of the Company’s common stock, par value $0.0001 (the “Common Stock”), issued or to be issued to consultants and other non-employees is recognized over the expected service period beginning on the measurement date, which is generally the time the Company and the service provider enter into a commitment whereby the Company agrees to grant shares in exchange for the services to be provided.

Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders (the numerator) by the weighted average number of shares of Common Stock outstanding for each period (the denominator).

Basic net income (loss) per share is computed using the two-class method, which is an earnings allocation method that determines income (loss) per share for common stock and participating securities. The participating securities consist of warrants to purchase common stock issued in the October 2025 Offering and the January 2026 Offering. Undistributed earnings are allocated between common stock and participating securities as if all earnings had been distributed during the period. In periods of loss, no allocation is made to the participating securities.

Diluted net income (loss) per share is calculated using the more dilutive of the two-class method or the treasury stock and if-converted methods, as applicable. Potential dilutive shares include stock options, warrants, restricted stock units, contingently issuable shares, and convertible preferred stock. Because the Company reported a net loss for the three months ended March 31, 2025, the effect of potentially dilutive securities would have been anti-dilutive; therefore, diluted net loss per share equals basic net loss per share for that period.

The reconciliation of basic to diluted shares is as follows (in thousands except share data):

	Three Months Ended March 31,
	2026	2025
Calculation of basic income (loss) per share attributable to stockholders
Net income (loss) attributable to stockholders	$361,659	$(15,343)
Net income attributable to participating securities	(103,924)	-
Net income (loss) attributable to common stockholders - basic	$257,735	$(15,343)
Weighted-average common shares outstanding – basic	445,088,835	105,004,818
Earnings per share - basic	$0.58	$(0.15)
Calculation of diluted income (loss) per share attributable to stockholders
Net income (loss) attributable to stockholders	$361,959	$(15,343)
Net income attributable to participating securities	(103,924)	-
Net income (loss) attributable to common stockholders - diluted	$257,735	$(15,343)

Weighted-average common shares outstanding – basic	445,088,835	105,004,818
Common stock warrants	278,260	-
Common stock options	10,012,986	-
Restricted stock units	6,308,924	-
Other	16,951	-
Weighted-average common shares outstanding – diluted	461,705,956	105,004,818
Net income (loss) per share - diluted	$0.56	$(0.15)

The following potentially dilutive securities for the three months ended March 31, 2026 and 2025, have been excluded from the computation of diluted net income (loss) per share because the effect of their inclusion would have been anti-dilutive.

	Three Months Ended March 31,
	2026	2025
Warrants to purchase common stock	195,527,101	25,384,610
Options to purchase common stock	654,350	9,349,311
Contingently issuable shares	109,456,221	-
Potential shares issuable under 2022 Convertible Promissory Notes	-	19,502,416
Potential shares issuable under 2023 Additional Notes	-	30,237,267
Potential shares issuable under 2024 Additional Notes	-	42,348,142
Restricted stock units	-	1,458,600
Total potentially dilutive securities	305,637,672	128,280,346

Concentration of Customers

A small number of customers have accounted for a substantial amount of our revenue. Revenue from significant customers, those representing 10% or more of total revenue, was composed of three customers accounting for 32%, 20% and 17% of the Company’s revenue for the three months ended March 31, 2026, respectively. Three customers accounted for 43%, 36% and 14% of the Company’s revenue for the three months ended March 31, 2025, respectively.

Accounts receivable from significant customers, those representing 10% or more of the total accounts receivable, were composed of two customers accounting for 42% and 11% of the Company’s accounts receivable balance as of March 31, 2026, respectively. One customer accounted for 73% of the Company’s accounts receivable balance as of December 31, 2025.

Recently Adopted Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 updates the accounting for internal-use software by replacing the previous project-stage model with a principles-based recognition threshold, under which an entity capitalizes qualifying internal-use software costs when management authorizes and commits to fund a project and it is probable the project will be completed and the software will be used for its intended purpose. The amendments also bring website development costs into Subtopic 350-40 and require enhanced disclosures, including presentation of capitalized internal-use software within the scope of ASC 360-10.

The amendments are effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual periods, with early adoption permitted as of the beginning of an annual reporting period. Ondas elected to early adopt ASU 2025-06 on a prospective basis effective January 1, 2026. Under the prospective method, the Company applies the new capitalization model only to costs incurred on or after January 1, 2026, for new or significantly modified internal-use software projects, while amounts capitalized prior to adoption continue to be amortized under the Company’s historical accounting policies. Prior-period financial statements and opening retained earnings were not adjusted for the adoption of this standard.

The early, prospective adoption of ASU 2025-06 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows as of and for the period ended March 31, 2026. However, the guidance is expected to affect the timing and amount of internal-use software costs capitalized and amortized in future periods, as well as related disclosures.

Reclassification

Certain amounts reported in the prior year financial statements have been reclassified to conform to the current year’s presentation.

NOTE 3 – REVENUE

The following table presents our disaggregated revenues by type, timing and geographical region.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Type of Revenue
Product revenue	$38,368	$3,224
Service revenue	9,323	809
Development revenue	2,431	215
Total revenues	$50,122	$4,248

Timing of Revenue
Revenue recognized point in time	$40,562	$3,984
Revenue recognized over time	9,560	264
Total revenue	$50,122	$4,248

Geographical region
Israel	$21,598	$2,488
Europe	12,071	-
Asia - Other	12,000	-
North America	3,313	216
United Arab Emirates	305	1,533
Other Countries	835	11
Total revenues	$50,122	$4,248

Contract Assets and Liabilities

The Company recognizes a receivable or contract asset when we perform a service or transfer a good in advance of receiving consideration. A receivable is recorded when our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. A contract asset is recorded when we have recognized revenue over time in accordance with meeting our performance obligation but are unable to invoice the customer yet based on the contractual invoicing terms. The contract asset is reclassified to a receivable when the right to consideration becomes unconditional. Contract assets are included in other current assets on the condensed consolidated balance sheets. The table below details the activity in our contract assets during the three months ended March 31, 2026 and the year ended December 31, 2025.

(dollars in thousands)	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Balance, beginning of period	$3,171	$206
Contract assets recognized	15,488	8,476
Reclassification to accounts receivable, net	(2,676)	(5,511)
Balance, end of period	$15,983	$3,171

The Company recognizes a contract liability (deferred revenue) when we receive consideration from a customer, or if we have the unconditional right to consideration (i.e., a receivable), prior to satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. The table below details the activity in our contract liabilities during the three months ended March 31, 2026, and the year ended December 31, 2025.

(dollars in thousands)	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Balance, beginning of period	$8,501	$329
Contract liabilities acquired in business combinations	14,253	7,374
Effect of deconsolidation of subsidiary	(337)	-
Additions	4,892	9,542
Recognized as revenue	(7,477)	(8,744)
Balance, end of period	$19,832	$8,501

Revenue recognized during the three months ended March 31, 2026 and 2025 that was included in the contract liability opening balance, was $2.2 million and $12 thousand, respectively. As of March 31, 2026 and December 31, 2025, $205 thousand and $472 thousand of the contract liability balance represents long-term deferred revenue and is included in other liabilities on the consolidated balance sheets, respectively.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

(dollars in thousands)	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Prepaid insurance	$1,311	$1,417
Prepaid income and other taxes	5,809	9,551
Advance to vendors	16,802	6,831
World View advanced payment	20,888	-
Contract assets	15,983	3,171
Receivable for stock option exercises	-	2,965
Other prepaid expenses and current assets	3,896	1,538
Total other current assets	$64,689	$25,473

NOTE 5 – GOODWILL AND ACQUISITIONS

We account for acquisitions in accordance with ASC 805 and goodwill in accordance with ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”). The purchase price, plus the estimated fair value of noncontrolling interest retained by the selling shareholders, less the estimated fair value of net assets acquired in a business combination, is recorded as goodwill.

The following table summarizes the change in the Company’s goodwill:

(amounts in thousands)	Total
Balance as of January 1, 2026	$251,809
Measurement period adjustments	(7,882)
Goodwill acquired during the period	137,911
Balance as of March 31, 2026	$381,838

The Company completed the acquisitions detailed below to expand product offerings, add critical technology and enter new markets. Control was obtained through the purchase of the issued and outstanding share capital pursuant to the respective share purchase agreement. Equity consideration issued in connection with the acquisitions was measured at fair value based on the quoted market price on the respective acquisition dates. All identifiable intangible assets acquired other than goodwill are finite lived.

Acquisition-related costs incurred in connection with the 2026 acquisitions were $5.8 million for the three months ended March 31, 2026, and were expensed as incurred. These costs are included in general and administrative expense in the condensed consolidated statements of operations. The accounts receivable acquired across the Company’s 2026 acquisitions were not material, either individually or in the aggregate. Accordingly, the Company has not separately disclosed the gross contractual amounts receivable or the best estimate of contractual cash flows not expected to be collected. The unaudited pro forma financial information reflected below includes adjustments that are directly attributable to the acquisitions and factually supportable, including incremental amortization of acquired intangible assets, incremental depreciation related to fair value adjustments of property and equipment.

The Company valued identifiable intangible assets acquired in its business combinations, and assets acquired that are consolidated as variable interest entities (i.e., Indo Earth Ltd.), using valuation approaches consistent with ASC 805, applied consistently across all acquisitions completed during the period. For material acquisitions, the Company primarily used income-based valuation techniques to estimate fair value based on the present value of expected future economic benefits, including the multi-period excess earnings method for developed technology and the relief-from-royalty method for trade names. These valuations incorporate managements financial forecasts, estimated useful lives, contributory asset charges, royalty rates, tax rates, and discount rates. For acquisitions determined to be immaterial, the Company may use market-based benchmarking approaches, including observable transaction multiples, comparable royalty rate benchmarks, and other market-corroborated data, to estimate the fair value of acquired intangible assets. The Company engaged third-party valuation specialists, as appropriate, to assist in the identification and valuation of intangible assets acquired.

2026 Acquisitions

Rotron Aerospace Ltd.

On February 12, 2026, the Company completed the acquisition of Rotron Aerospace Ltd. (“Rotron”), pursuant to the Share Purchase Agreement (the “Rotron Acquisition Agreement”), by and among the Company, Gilo Holdings Ltd., a private limited company existing under the laws of England and Wales (“Gilo”) and indirect owner of Rotron, and the shareholders of Gilo. Pursuant to the Rotron Acquisition Agreement, the Company acquired 100% of the issued and outstanding share capital of Rotron. The purchase consideration includes cash consideration of $6.7 million and the issuance of 3,334,753 shares of the Company’s common stock with a fair value of $35.1 million.

Pursuant to the Rotron Acquisition Agreement, the Company agreed to contingent consideration in the form of an earn-out payable over four post-acquisition periods, generally corresponding to calendar years 2026 through 2029. The earn-out is based on the achievement of specified program win milestones and revenue targets during each earn-out period. For each period, the earn-out consists of (i) a program win component calculated as a percentage of the total contract value of qualifying customer program wins awarded during the period, subject to defined eligibility criteria and an aggregate cap of £25.0 million, and (ii) a revenue component based on revenues earned in excess of defined target thresholds, which is uncapped. The revenue-based earn-out is payable only to the extent it exceeds the program win earn-out for the same period, and failure to achieve an earn-out in any period does not preclude payments in subsequent periods. The earn-out arrangement is accounted for as contingent consideration and measured at fair value, with changes in fair value recognized in earnings until settlement.

The following table summarizes the consideration paid for Rotron and the preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

(dollars in thousands)
Purchase price consideration
Cash	$6,662
Equity	35,115
Fair value of the earn-out consideration	41,731
Total purchase price consideration	$83,508

Estimated fair value of assets acquired:
Cash and cash equivalents and restricted cash	$154
Inventory	972
Other current assets	1,732
Property and equipment	390
Right-of-use assets	768
Intangible assets	28,748
Total estimated fair value of assets acquired	32,764

Estimated fair value of liabilities assumed:
Accounts payable	852
Accrued expenses and other current liabilities	771
Lease liabilities	768
Other long-term liabilities	86
Deferred tax liability	7,187
Total estimated fair value of liabilities assumed	9,664

Net assets acquired	$23,100

Goodwill	$60,408

The intangible assets acquired include $25.0 million allocated to developed technology, with a useful life of ten years, and $3.7 million allocated to trademarks, with a useful life of seven years. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in fair values of property, plant, and equipment, (2) changes in valuation of intangible assets such as developed technology, tradename, as well as goodwill, and (3) other changes to assets and liabilities.

Rotron generated revenue of $331 thousand, and a net loss of $12 thousand, since the acquisition date that is recognized in the condensed consolidated statements of operations for the three months ended March 31, 2026. The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of Rotron had occurred on January 1, 2025. The unaudited pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred on January 1, 2025 or what the Company’s operating results will be in future periods. There were no material nonrecurring pro forma adjustments directly attributable to the business combinations included in the unaudited reported pro forma revenue and earnings.

	Three months ended March 31,
(dollars in thousands)	2026	2025
Revenue	$50,914	$6,617
Net income (loss)	$360,255	$(15,378)

4M Defense Ltd.,

On October 29, 2025, the Company completed the acquisition of a controlling interest in 4M Defense Ltd. (“4M”), a company registered in the State of Israel, pursuant to the Share Purchase Agreement, dated October 24, 2025 (the “4M Acquisition Agreement”), by and among the Company, 4M, Chirokka Holding Ltd., a company registered in the State of Israel (“HoldCo”), and the 4M shareholders. HoldCo held 100% of the share capital of 4M. In accordance with the terms of the 4M Acquisition Agreement, the Company acquired 70% of the issued and outstanding share capital of HoldCo (“HoldCo Shares”).

On March 16, 2026, pursuant to the Supplement to Share Purchase Agreement, dated March 16, 2026 (the “4M Supplement”), the Company acquired the remaining 30% of the issued and outstanding share capital of HoldCo for a purchase price of (i) 352,968 shares of Common Stock, and (ii) an additional amount of up to $1,400,000 shares of Common Stock in contingent earn-out payments, subject to certain milestones as set forth in the 4M Supplement.

Bird Aerosystems Ltd.

On March 11, 2026, the Company completed the acquisition of Bird Aerosystems Ltd., a company organized under the laws of the State of Israel (“Bird”) pursuant to the Share Purchase Agreement (the “Bird Purchase Agreement”), entered into by and among the Company, Bird, Bird’s shareholders, and a general partnership organized under the laws of the State of Israel, solely in its capacity as the representative, agent and attorney-in-fact of the indemnifying parties. The Company acquired 100% of the issued and outstanding share capital of Bird for an aggregate purchase price of $127.9 million consisting of $23.5 million in cash consideration and 10,291,207 shares of the Company’s common stock with a fair value of $104.5 million.

The following table summarizes the consideration paid for Bird and the preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

(dollars in thousands)
Purchase price consideration
Cash	$23,456
Equity	104,521
Total purchase price consideration	$127,977

Estimated fair value of assets acquired:
Cash and cash equivalents	$3,493
Accounts receivable	9,285
Inventory	10,862
Other current assets	5,614
Property and equipment	1,042
Right of use asset	1,674
Other long-term assets	2,812
Intangible assets	58,400
Total estimated fair value of assets acquired	$93,182

Estimated fair value of liabilities assumed:
Accounts payable	$2,746
Accrued expenses and other current liabilities	6,821
Deferred revenues	14,253
Lease liabilities	1,581
Deferred tax liability	13,432
Total estimated fair value of liabilities assumed	38,833

Net assets acquired	$54,349

Goodwill	$73,628

The intangible assets acquired include $34.6 million allocated to customer relationships with a useful life of five years, $21.1 million allocated to developed technology with a useful life of ten years, and $2.7 million allocated to trademarks with a useful life of seven years. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in fair values of property, plant, and equipment, (2) changes in valuation of intangible assets such as customer relationships, developed technology, and trademarks, as well as goodwill, and (3) other changes to assets and liabilities.

Bird generated revenue of $10.6 million, and net income of $2.0 million, since the acquisition date that is recognized in the condensed consolidated statements of operations for the three months ended March 31, 2026. The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of Bird had occurred on January 1, 2025. The unaudited pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred on January 1, 2025 or what the Company’s operating results will be in future periods. There were no material nonrecurring pro forma adjustments directly attributable to the business combinations included in the reported unaudited pro forma revenue and earnings.

	Three months ended March 31,
(dollars in thousands)	2026	2025
Revenue	$57,869	$11,814
Net income (loss)	$362,459	$(15,291)

Indo-Earth Moving Ltd.

On March 17, 2026, the Company completed the acquisition of certain assets associated with Indo Earth Moving Ltd. (“Indo”) pursuant to a Share Purchase Agreement with Indo’s shareholders and their representative (the “Indo Agreement”). Pursuant to the Indo Agreement, at closing the Company transferred cash consideration of $5.7 million and 2,441,506 shares of Common Stock with a fair value of $27.5 million, for total consideration of $33.5 million (together, the “Indo Base Consideration”), in exchange for all outstanding equity interests in Indo. The Company also agreed to issue 3,051,882 shares of Common Stock upon the achievement of a specified technical and regulatory milestones (the “Indo Milestone Payment”) and agreed to make additional earn-out payments of up to $140 million in cash based on the achievement of defined post-closing revenue, bookings and profitability targets (the “Indo Earn-Out Payments”).

Although the transaction was structured as a legal acquisition, (i) Indo did not meet the definition of a business under ASC 805, (ii) Indo qualified as a variable interest entity (“VIE”) under ASC 810, Consolidation (“ASC 810”) as its pre-Acquisition equity capitalization was not sufficient to finance its activities without additional subordinated financial support, and (iii) the Company was the primary beneficiary of Indo. As such, in accordance with ASC 810, Indo was consolidated in the Company’s condensed consolidated financial statements beginning on the date the Company obtained a controlling financial interest and recognized a loss on the acquisition measured as the difference between the fair value of the consideration paid and the net amount of Indo’s identifiable assets measured in accordance with ASC 805.

The Indo Milestone Payment and Indo Earn-Out Payments represent contingent consideration and were measured at fair value at the date the Company obtained a controlling financial interest. The fair value of the Indo Milestone Payment and Indo Earn-Out Payments at the date the Company obtained a controlling financial interest totaled $25.4 million and $58.8 million, respectively. The fair value of the Indo customer relationship acquired totaled $92.5 million and has an estimated useful life of ten years. Amortization of the Indo Customer Relationship is presented in sales and marketing expense on a straight-line basis.

Under the terms of the Indo Agreement, the Company may be entitled to recover all or a portion of the Indo Base Consideration transferred if certain conditions are not satisfied within a defined period following the acquisition date. As of March 31, 2026, the Company has concluded that the refundability provisions represent a contingent feature of the purchase consideration. Accordingly, the refundable amounts continue to be evaluated at each reporting date based on the facts and circumstances then existing, including the likelihood that the relevant conditions will be met. The Company has not recorded any refund receivable as of March 31, 2026, as management has determined that realization of any refund is not probable.

The excess purchase consideration over the estimated fair value of the net assets acquired resulted in a loss on the acquisition of the variable interest of $46.2 million, which is presented in other income (expense) in the condensed consolidated statements of operations.

(dollars in thousands)
Purchase price consideration
Cash	$5,664
Equity portion of purchase price	27,540
Fair value of contingent consideration	84,171
Total purchase price consideration	$117,375

Estimated fair value of assets acquired:
Customer relationships	$92,500

Estimated fair value of liabilities assumed:
Deferred tax liability	$21,275

Net assets acquired	$71,225

Loss on acquisition of variable interest entity	$46,150

Other 2026 acquisitions

During the three months ended March 31, 2026, the Company completed other acquisitions that were individually immaterial, with an aggregate purchase price of approximately $4.8 million in equity consideration. The acquisitions were accounted for as business combinations, and the consideration transferred has been allocated on a preliminary basis to the assets acquired and liabilities assumed. The identifiable intangible assets recognized include approximately $1.3 million of developed technology with a useful life of ten years and $0.5 million of customer relationships with a useful life of five years. The Company also recognized goodwill of approximately $3.9 million, which represents the assembled workforce, acquired capabilities, and future economic benefits expected to arise from the acquisitions. No portion of the goodwill is deductible for tax purposes. The preliminary purchase price allocations are subject to change during the measurement period as additional information becomes available regarding the fair value of the assets acquired and liabilities assumed. Detailed disclosures required for individually material business combinations have not been presented, as the acquisitions were not material individually or in the aggregate.

2025 Acquisitions

As of March 31, 2026, the accounting for the Company’s 2025 acquisitions remains preliminary, as certain fair value measurements associated with the assets acquired and liabilities assumed have not yet been finalized. During the three months ending March 31, 2026, measurement period adjustments totaled $7.9 million and related to decreases in deferred tax liabilities recorded. These adjustments were applied retrospectively to the acquisition-date amounts and resulted in a corresponding decrease in goodwill. The Company is continuing to evaluate information obtained about facts and circumstances that existed as of the respective acquisition dates, including, but not limited to, the valuation of identifiable intangible assets, tangible assets, assumed liabilities, deferred taxes, and other acquisition-related items.

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

(dollars in thousands) Purchase price consideration
Cash consideration	$11,950

Estimated fair value of assets acquired:
Cash and cash equivalents and restricted cash	$5,536
Certificates of deposit	907
Other current assets	646
Property and equipment	84
Intangible assets	3,982
Total estimated fair value of assets acquired	$11,155

Estimated fair value of liabilities assumed:
Accounts payable	$1,317
Customer prepayments	3,108
Accrued expenses and other current liabilities	651
Deferred tax liability	43
Total estimated fair value of liabilities assumed	$5,119

Net Assets Acquired	$6,036

Goodwill	$5,914

The intangible assets acquired include $4.0 million allocated to developed technology with an estimated useful life of eight years. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. All of the goodwill was assigned to the OAS reporting unit. During the three months ended March 31, 2026, the Company recorded measurement period adjustments related to deferred tax liabilities, which resulted in a decrease to goodwill of $836 thousand. These adjustments reflect additional information obtained about facts and circumstances that existed as of the acquisition date. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in fair values of property, plant, and equipment, (2) changes in valuation of intangible assets, including goodwill, and (3) other changes to assets and liabilities.

The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of Apeiro had occurred on January 1, 2025. The unaudited pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred on January 1, 2025 or what the Company’s operating results will be in future periods. There were no material nonrecurring pro forma adjustments directly attributable to the business combinations included in the unaudited reported pro forma revenue and earnings.

(dollars in thousands)	Three months ended March 31, 2025
Revenue	$6,682
Net loss	$(15,453)

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

The intangible assets acquired include $3.2 million allocated to customer relationships with an estimated useful life of five years. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. All of the goodwill was assigned to the OAS reporting unit. There were no measurement period adjustments with respect to the three months ended March 31, 2026. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in fair values of property, plant, and equipment, (2) changes in valuation of intangible assets such as customer relationships, as well as goodwill, and (3) other changes to assets and liabilities.

The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of SPO had occurred on January 1, 2025. The unaudited pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred on January 1, 2025 or what the Company’s operating results will be in future periods. There were no material nonrecurring pro forma adjustments directly attributable to the business combinations included in the reported unaudited pro forma revenue and earnings.

(dollars in thousands)	Three months ended March 31, 2025
Revenue	$4,636
Net loss	$(16,028)

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

(dollars in thousands) Purchase price consideration
Cash	$3,500

Estimated fair value of assets acquired:
Cash and cash equivalents and restricted cash	$2,534
Other current assets	56
Property and equipment	21
Intangible assets	2,379
Total estimated fair value of assets acquired	$4,990

Estimated fair value of liabilities assumed:
Accrued expenses and other current liabilities	$78
Deferred tax liability	432
Total estimated fair value of liabilities assumed	$510

Net assets acquired	$4,480

Reconciliation of goodwill:
Total consideration transferred	$3,500
Add: Fair value of noncontrolling interest	3,891
Less: Net assets acquired	(4,480)
Goodwill	$2,911

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

The intangible assets acquired include $2.4 million allocated to developed technology with an estimated useful life of ten years. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. All of the goodwill was assigned to the OAS reporting unit. During the three months ended March 31, 2026, the Company recorded measurement period adjustments related to deferred tax liabilities, which resulted in an decrease to goodwill of $115 thousand. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in fair values of property, plant, and equipment, (2) changes in valuation of intangible assets such as developed technology, as well as goodwill, and (3) other changes to assets and liabilities.

The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of Insight had occurred on January 1, 2025. The unaudited pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred on January 1, 2025 or what the Company’s operating results will be in future periods. There were no material nonrecurring pro forma adjustments directly attributable to the business combinations included in the reported pro forma revenue and earnings.

(dollars in thousands)	Three months ended March 31, 2025
Revenue	$4,264
Net loss	$(15,439)

4M Defense Ltd.,

On October 29, 2025, the Company completed the acquisition of a controlling interest in 4M, a company registered in the State of Israel, pursuant to the Share Purchase Agreement, dated October 24, 2025 (the “4M Acquisition Agreement”), by and among the Company, 4M, Chirokka Holding Ltd., a company registered in the State of Israel (“HoldCo”), and the 4M shareholders. HoldCo held 100% of the share capital of 4M. In accordance with the terms of the 4M Acquisition Agreement, the Company acquired 70% of the issued and outstanding share capital of HoldCo (“HoldCo Shares”) for the purchase price of (i) $2.4 million in cash and (ii) 801,068 shares of Common Stock, in exchange for the HoldCo Shares (the “4M Acquisition”). Pursuant to the 4M Acquisition Agreement, the 4M shareholders have agreed, subject to certain customary exceptions, not to sell, transfer or dispose of 480,641 shares of Common Stock for a period of twelve (12) months after the closing of the 4M Acquisition, at which time they shall be permitted to sell, transfer or otherwise dispose of, on a calendar quarterly basis, up to twelve and one-half percent (12.5%) of such shares of Common Stock, until all such shares have been released from the lock-up restrictions.

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

(dollars in thousands) Purchase price consideration
Cash	$2,400
Common Stock – 801,068 Shares	5,407
Total purchase price consideration	$7,807

Estimated fair value of assets acquired:
Cash and cash equivalents and restricted cash	$1,712
Accounts receivable	253
Other current assets	351
Property and equipment and other long-term assets	722
Intangible assets	2,435
Total estimated fair value of assets acquired	5,473

Estimated fair value of liabilities assumed:
Accrued expenses and other current liabilities	836
Notes payable	494
Deferred tax liability	462
Total estimated fair value of liabilities assumed	1,792

Net assets acquired	$3,681

Reconciliation of goodwill:
Total consideration transferred	$7,807
Add: Fair value of redeemable noncontrolling interest	2,925
Less: Net assets acquired	(3,681)
Goodwill	$7,051

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

The intangible assets acquired include $0.9 million allocated to developed technology with an estimated useful life of ten years, $1.4 million allocated to customer relationships with an estimated useful life of five years, and $137 thousand allocated to backlog with an estimated useful life of three years. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. All of the goodwill was assigned to the OAS reporting unit. During the three months ended March 31, 2026, the Company recorded measurement period adjustments related to deferred tax liabilities, which resulted in an decrease to goodwill of $98 thousand. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in fair values of property, plant, and equipment, (2) changes in valuation of intangible assets such as developed technology, as well as goodwill, and (3) other changes to assets and liabilities.

The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of 4M had occurred on January 1, 2025. The unaudited pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred on January 1, 2025 or what the Company’s operating results will be in future periods. There were no material nonrecurring pro forma adjustments directly attributable to the business combinations included in the reported unaudited pro forma revenue and earnings.

(dollars in thousands)	Three months ended March 31, 2025
Revenue	$5,884
Net loss	$(15,339)

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

The intangible assets acquired include $66 million allocated to developed technology with an estimated useful life of ten years, $3.7 million allocated to trademarks with an estimated useful life of seven years, and $2.7 million allocated to customer relationships with an estimated useful life of five years. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. All of the goodwill was assigned to the OAS reporting unit. There were no measurement period adjustments during the three months ended March 31, 2026. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in fair values of property, plant, and equipment, (2) changes in valuation of intangible assets such as developed technology, as well as goodwill, and (3) other changes to assets and liabilities.

The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of Sentrycs had occurred on January 1, 2025. The unaudited pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred on January 1, 2025 or what the Company’s operating results will be in future periods. There were no material nonrecurring pro forma adjustments directly attributable to the business combinations included in the reported unaudited pro forma revenue and earnings.

(dollars in thousands)	Three months ended March 31, 2025
Revenue	$9,853
Net loss	$(19,302)

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

(dollars in thousands)

Purchase price consideration
Cash	$81,653
Estimated fair value of assets acquired:
Cash and cash equivalents and restricted cash	$2,327
Accounts receivable	424
Inventory	5,682
Other current assets	1,393
Property and equipment	151
Right of use asset	1,276
Intangible assets	30,803
Other long-term assets	344
Total estimated fair value of assets acquired	42,400

Estimated fair value of liabilities assumed:
Accounts payable	1,835
Accrued expenses and other current liabilities	967
Deferred revenues	735
Lease liabilities	1,434
Deferred tax liability	345
Total estimated fair value of liabilities assumed	5,316

Net Assets Acquired	$37,084

Goodwill	$44,569

The intangible assets acquired include $12.7 million allocated to developed technology with an estimated useful life of ten years, $14.6 million allocated to customer relationships with an estimated useful life of five years, and $3.5 million allocated to non-compete agreements with an estimated useful life of four years. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. All of the goodwill was assigned to the OAS reporting unit. During the three months ended March 31, 2026, the Company recorded measurement period adjustments related to deferred tax liabilities, which resulted in an decrease to goodwill of $6.8 million. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in fair values of property, plant, and equipment, (2) changes in valuation of intangible assets such as developed technology, as well as goodwill, and (3) other changes to assets and liabilities.

The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of Robo-Team had occurred on January 1, 2025. The unaudited pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred on January 1, 2025 or what the Company’s operating results will be in future periods. There were no material nonrecurring pro forma adjustments directly attributable to the business combinations included in the reported unaudited pro forma revenue and earnings.

(dollars in thousands)	Three months ended March 31, 2025
Revenue	$7,753
Net loss	$(16,406)

Goodwill Impairment

The Company reviews goodwill for impairment annually as of December 31 and on an interim basis whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the quarter ended March 31, 2026, the Company performed an assessment of whether any such indicators were present and concluded that there were no triggering events or changes in circumstances that would indicate a potential impairment of goodwill. Accordingly, no interim impairment test was performed as of March 31, 2026.

As previously disclosed, the Company performed a qualitative assessment as of December 31, 2025 and concluded there were no indications of impairment with respect to the goodwill recorded at that date.

NOTE 6 – INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

	March 31, 2026			December 31, 2025
	Gross Carrying	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (years)	Useful Life (years)
(dollars in thousands)
Trademarks	$13,339	$(1,734)	$11,605	$6,930	$(1,488)	$5,442	7.7	7 - 10
FAA waiver	5,930	(2,759)	3,171	5,930	(2,611)	3,319	10.0	10
Developed technology	161,061	(15,331)	145,730	113,604	(12,276)	101,328	9.9	3 - 10
Non-compete agreements	3,521	(257)	3,264	3,521	(37)	3,484	4.0	1 - 4
Customer relationships	150,635	(2,836)	147,799	23,008	(982)	22,026	8.1	5-10
Other intangible assets	1,454	(509)	945	2,040	(749)	1,291	8.5	3 - 10
Total	$335,940	$(23,426)	$312,514	$155,033	$(18,143)	$136,890

Amortization expense for the three months ended March 31, 2026 and 2025 was $5.6 million and $1.1 million, respectively. Other intangible assets represent patents, licenses, software, backlog and other marketing-related assets.

NOTE 7 – LONG-TERM EQUITY INVESTMENTS

These long-term equity investments consist of equity investments in private companies through common and preferred stock. The Company accounts for these equity securities under the measurement alternative because they do not have a readily determinable fair value and do not qualify for the equity method of accounting. Accordingly, the investments are carried at cost, less impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company does not have significant influence over any of the long-term equity investees. Amounts are classified as a long-term equity investment on our condensed consolidated balance sheets. Dividends or other distributions, if and when declared by the investee, are recognized by the Company as investment income upon receipt with adjustments recognized in other (expense) income, net in the condensed consolidated statements of operations.

On August 12, 2025, the Company purchased a non-controlling interest in Rift Dynamics AS (“Rift”), a Norway-based defense technology company specializing in affordable, mass-producible combat drone systems, for the aggregate price of $587 thousand.

On November 20, 2025, the Company purchased Series B-3 Preferred Stock in Performance Drone Works (“PDW”), a veteran-led defense-technology engineer and manufacturer of advanced robotics for mission-critical national security missions, for the aggregate price of $35.0 million. The Series B-3 Preferred Stock is convertible into PDW common stock at the option of the holder and ranks senior to PDW’s common stock with respect to liquidation and dividend rights. The investment is subject to customary transfer restrictions and provides the Company with certain investor rights, including information rights and the right to appoint a non-voting observer to PDW’s board of directors, subject to specified conditions.

On February 27, 2026, the Company purchased Series B-1 Preferred Stock in Firestorm Labs, Inc (“Firestorm”), a defense technology company that develops expeditionary manufacturing platforms enabling the on-demand, point-of-need production of mission-critical systems and components for military and defense applications, for the aggregate price of $5.0 million.

Each reporting period, the Company performs a qualitative assessment to evaluate whether the investment is impaired. The assessment includes a review of recent operating results and trends, recent transactions involving the investee securities, and other publicly available data. If the investment is impaired, the Company writes it down to its estimated fair value. No impairment charges were recognized for the three months ended March 31, 2026 or 2025.

NOTE 8 – LEASES

The Company has operating leases for office space, warehouses, and certain equipment, primarily automobiles. Many leases include one or more options to renew, some of which include options to extend the leases for up to 10 years. In certain of the Company’s lease agreements, the rental payments are adjusted periodically to reflect inflation and/or changes in other indexes.

Right-of-use assets are recorded in other assets; the current portion of lease liabilities for our operating leases are recorded in accrued expenses and other current liabilities, and the long-term portion of our operating lease liabilities is recorded in other long-term liabilities on the condensed consolidated balance sheets as follows:

(dollars in thousands)	March 31, 2026	December 31, 2025
Right-of-use assets:
Operating lease assets	$10,734	$10,365
Total right-of-use assets	$10,734	$10,365

Liabilities:
Operating lease liabilities, current	$3,496	$3,076
Operating lease liabilities, net of current	8,487	9,645
Total lease liabilities	$11,983	$12,721

NOTE 9 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

(dollars in thousands)	March 31, 2026	December 31, 2025
Compensation and other benefits	$23,910	$21,003
World View Guarantee	20,888	-
Accrued income and other tax	3,238	4,299
Operating lease liabilities	3,496	3,076
Accrued purchases	2,009	1,903
Accrued interest	8	721
Other accrued expenses and payables	17,182	2,968
Total accrued expenses and other current liabilities	$70,731	$33,970

NOTE 10 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Ondas Inc. 2022 Convertible Exchange Notes, 2023 Additional Notes, and 2024 Additional Notes

In 2022, 2023 and 2024, the Company entered into securities purchase agreements with certain investors, pursuant to which we issued convertible notes. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026 for a full description. As of December 31, 2025, the convertible notes were repaid in full.

For the three months ended March 31, 2025, we recognized interest expense of $332 thousand and amortization expense of $2.7 million related to the debt discount and issuance costs for convertible notes. Interest expense and amortization expense related to debt discount and issuance costs are included in interest expense in the condensed consolidated statements of operations.

SPO Convertible Capital Notes

In connection with the acquisition of SPO in October 2025, the Company assumed outstanding convertible capital notes issued by SPO (the “SPO Convertible Capital Notes”). Immediately prior to the acquisition, the SPO Convertible Capital Notes were held entirely by the existing shareholders of SPO. Upon acquisition, 51% of the outstanding SPO Convertible Capital Notes, corresponding to the Company’s ownership interest, were considered intercompany balances and therefore eliminated in consolidation. The remaining 49% of the SPO Convertible Capital Notes, held by noncontrolling interest holders, remain outstanding and are reflected in the Company’s condensed consolidated balance sheets.

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

The SPO Convertible Capital Notes do not bear interest and do not have a stated maturity date. The SPO Convertible Capital Notes were accounted for as part of the business combination in accordance with ASC 805 and were initially measured at fair value as of the acquisition date. Because the SPO Convertible Capital Notes are non-interest-bearing and their settlement is contingent upon the timing of future conversion or repayment, the Company recorded the noncontrolling interest portion of the SPO Convertible Capital Notes at a discount to face value.

Subsequent to initial recognition, the outstanding portion of the SPO Convertible Capital Notes is accounted for as a liability and measured at amortized cost. The Company accretes the discount to the SPO Convertible Capital Notes’ face value using the effective interest method, with the resulting accretion recognized as interest expense in the condensed consolidated statements of operations.

As of March 31, 2026 and December 31, 2025, the total outstanding balance of the SPO Convertible Capital Notes subject to repayment or conversion by noncontrolling interest holders was $3.9 million and $3.5 million, respectively. For the three months ended March 31, 2026, the Company recognized $381 thousand of accretion, which is included in interest expense in the condensed consolidated statements of operations.

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

On November 13, 2024, pursuant to the Securities Purchase Agreement, dated November 13, 2024, by and between Ondas Networks and a private investor group (the “November Networks SPA”), multiple investors elected to purchase Convertible Notes in the aggregate original principal amount of $2.1 million (the “November Networks Convertible Notes”), of which $1 million was purchased by C&P. The November Networks Convertible Notes are convertible into shares of Networks Common Stock or preferred stock of Ondas Networks at $0.00001 par value per share (“Networks Preferred Stock”) under certain conditions. The Company used the net proceeds for general corporate purposes, which includes funding capital expenditures and working capital.

On January 15, 2025, pursuant to the Securities Purchase Agreement, dated January 15, 2025, by and between Ondas Networks, the Company, and a private investor group(the “January Networks SPA,” together with the November Networks SPA, the “Networks SPA”), multiple investors elected to purchase Convertible Notes in the aggregate original principal amount of $2.9 million (the “January 2025 Networks Convertible Notes,” together with the July Networks Convertible Notes and November Networks Convertible Notes, the “Ondas Networks Convertible Notes”), of which $2 million was from the Company. The November Networks Convertible Notes and January 2025 Networks Convertible Notes will (i) bear an interest rate of 10% per annum, (ii) have an amended maturity date of December 31, 2025, (iii) be secured by all assets of Ondas Networks, provided however such secured obligation shall be subordinate to that certain secured note, dated September 3, 2024, by and between Ondas Networks and C&P, and (iv) at the option of C&P be convertible into equity securities of Ondas Networks upon the closing (a) a Corporate Transaction (as defined in the November Networks Convertible Notes and January 2025 Networks Convertible Notes) or (b) a subsequent offering of securities of Ondas Networks. The $2.0 million in Convertible Notes held by the Company has been eliminated in the consolidated financials.

On November 13, 2024 and January 15, 2025, in connection with the November Networks Convertible Notes and January 2025 Networks Convertible Notes, respectively, Ondas Networks issued the investors warrants (“Networks Warrants”) to purchase $2.1 million and $2.9 million, respectively, in shares of Networks Preferred Stock at an exercise price of $20.65 per share, of which $2 million is to the Company and has been eliminated in the condensed consolidated financial statements. The number of warrants exercisable under the Networks SPA is calculated by $5 million divided by the Conversion Price, which is the amount equal to the price per share of the most senior series of Networks Preferred Stock issued to investors in Ondas Networks’ next equity financing date, or if none, then $41.3104. The warrants are exercisable commencing November 13, 2024 through November 13, 2029 and January 15, 2025 through January 15, 2030, respectively. The Company engaged a third-party service provider to carry out an appraisal of the warrants, who ran a Black-Scholes Model to determine the fair value of the warrants as of November 13, 2024 and January 15, 2025, which were $1.2 million and $549 thousand, respectively. The initial valuation was assigned to the November Networks Convertible Notes and January 2025 Networks Convertible Notes and the warrants based on their relative fair values, resulting in a total relative fair value of $1.1 million for the warrants, which was recorded as a debt discount.

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

As of December 31, 2025, the total outstanding principal and accrued interest on the Ondas Networks Convertible Notes was $4.5 million and $456 thousand, respectively. Accrued interest is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. For the three months ended March 31, 2025, we recognized interest expense of $121 thousand and amortization expense of $334 thousand related to debt discount and issuance costs.

On January 16, 2026, Ondas Networks consummated an additional equity financing round. Pursuant to the Securities Purchase Agreement, the Networks Warrants and the principal balance and accrued interest on the Ondas Networks Convertible Notes were converted into shares of Networks Preferred Stock.

As a result of the additional equity financing round, during the quarter ended March 31, 2026, the Company determined that it no longer held a controlling financial interest in Ondas Networks. Accordingly, the Company deconsolidated Ondas Networks effective January 16, 2026 and no longer includes the assets, liabilities, and results of operations of Ondas Networks in its consolidated financial statements subsequent to that date. Refer to Note 1 - Deconsolidation of subsidiary for additional information.

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

On December 17, 2025, the Company and OAS entered into agreements with the Holders of the OAS Convertible Notes to convert the principal and accrued interest outstanding as of November 30, 2025 into OAS Common Stock under the original conversion terms of the OAS Convertible Notes, at a conversion price of $0.7189, which was equal to the quotient resulting from dividing (x) the Valuation Cap of $65 million by (y) the fully diluted shares outstanding as of November 30, 2025 (the “OAS Exchange”).

At each Holder’s election, the Holder could elect to defer the conversion to January 5, 2026, as the Company and the Holder may agree. Seven of the eleven Holders that elected to participate in the Exchange, elected to defer their closing to January 5, 2026, (the “January Converters”). For the year ended December 31, 2025, OAS converted $3.3 million and $173 thousand of principal and accrued interest, respectively, into OAS Common Stock for four of the eleven Holders, including C&P, (the “December Converters”). Immediately following the conversion, the OAS Common Stock was exchanged for Common Stock. OAS made cash payments of $33 thousand to the December Converters, representing accrued interest on the OAS Convertible Notes from December 1 to December 16, 2025.

As of December 31, 2025, the total outstanding principal on the OAS Convertible Notes was $1.9 million. As of December 31, 2025, accrued interest was $110 thousand, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

On January 5, 2026, OAS converted the remaining $1.9 million and $110 thousand of principal and accrued interest, respectively, into common shares of OAS for the January Converters, which were immediately exchanged for Ondas Inc. Common Stock.

For the three months ended March 31, 2025, we recognized interest expense of $64 thousand and amortization expense of $12 thousand related to the issuance costs, which are included in interest expense in the condensed consolidated statements of operations.

Ondas Networks Secured Note

On September 3, 2024, Ondas Networks entered into a Security Note Agreement (the “Security Agreement”) with C&P, in which, Ondas Networks may draw, and C&P shall loan Ondas Networks, up to $1.5 million (the “Networks Secured Loan”). Pursuant to the Security Agreement, Networks issued C&P a secured note in the amount of $1.5 million, which amount may be increased or decreased by the mutual written agreement of the parties thereto (the “Ondas Networks Secured Note”). The Ondas Networks Secured Note (i) bears interest at a rate of 8% per annum, (ii) has an amended maturity date of December 31, 2027, and (iii) is secured by all assets of Ondas Networks.

On September 3, 2024 and October 7, 2024, pursuant to the C&P Security Agreement, Ondas Networks issued C&P warrants to purchase $1 million and $500 thousand, respectively, in shares of Ondas Networks Preferred Stock, at an exercise price of $20.65 per share. The number of warrants exercisable under the C&P Security Agreement is calculated by $1.5 million divided by the Conversion Price, which is the amount equal to the price per share of the most senior series of Ondas Networks Preferred Stock issued to investors in Ondas Networks’ next equity financing date, or if none, then $41.3104. The warrants are exercisable commencing September 3, 2024 through September 3, 2029 and October 7, 2024 through October 7, 2029, respectively. The Company engaged a third-party service provider to carry out an appraisal of the warrants, who ran a Black-Scholes Model to determine the fair value of the warrants as of September 3, 2024 and October 7, 2024, which were $590 thousand and $295 thousand, respectively. The initial valuation was allocated to the Ondas Networks Secured Note and the warrants based on their relative fair values, resulting in a total relative fair value of $557 thousand for the warrants, which was recorded as a debt discount.

As of December 31, 2025, the total outstanding principal on the Ondas Networks Secured Note was $1.5 million. Accrued interest as of December 31, 2025 was $155 thousand, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. For the three months ended March 31, 2025, we recognized interest expense of $30 thousand and amortization expense of $227 thousand related to the debt discount and issuance costs. Interest expense and amortization expense related to issuance costs are included in interest expense in the condensed consolidated statements of operations.

Effective January 16, 2026, the Company determined that it no longer held a controlling financial interest in Ondas Networks and no longer includes the assets, liabilities, and results of operations of Ondas Networks in the condensed consolidated financial statements subsequent to that date. Refer to Note 1 - Deconsolidation of subsidiary for additional information.

NOTE 11 – STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Stockholders’ Equity

As of March 31, 2026 and December 31, 2025, the Company had 800,000,000 shares of Common Stock authorized for issuance, of which 469,062,109 and 380,763,481 shares of our Common Stock were issued and outstanding, respectively.

As of March 31, 2026 and December 31, 2025, the Company had 10,000,000 shares of preferred stock, par value $0.0001, authorized, of which 5,000,000 shares are designated as Series A Convertible Preferred Stock (“Series A Preferred”) and 5,000,000 shares are non-designated (“blank check,” together with the Series A Preferred, the “Preferred Shares”) shares. As of March 31, 2026 and December 31, 2025, the Company had no preferred stock outstanding.

Stock Issued for Convertible Debt

The Company issued 33,322,397 shares of its Common Stock during the three months ended March 31, 2025 to the lenders in lieu of cash payments for $42 thousand of interest and $22.6 million of outstanding principal on the 2024 Additional Notes.

Sale of Common Stock and Capital Raises

January 2026 Offering

On January 12, 2026, the Company closed on an offering (the “January 2026 Offering”) for the sale of (i) 19,000,000 shares of Common Stock (the “2026 Shares”), (ii) pre-funded warrants to purchase up to 41,790,274 shares of Common Stock (the “2026 Pre-Funded Warrants”), and (iii) common warrants to purchase up to 121,580,548 shares of Common Stock (the “2026 Common Warrants”).

The January 2026 Offering price for (i) each 2026 Share and accompanying 2026 Common Warrant was $16.45 and (ii) each 2026 Pre-Funded Warrant and accompanying 2026 Common Warrant was $16.45 (with all but a nominal exercise price of $0.0001 per share prepaid as of the issuance date). The 2026 Pre-Funded Warrants were immediately exercisable and will expire seven years from the date of issuance. As of March 31, 2026, the 2026 Pre-Funded Warrants have been fully exercised. The 2026 Common Warrants have an exercise price of $28.00 per share, were immediately exercisable and will expire seven years from the date of issuance.

The 2026 Common Warrants may be cash settled, at the option of the holders, upon a change of control event. Because share settlement of the 2026 Common Warrants is not within the Company’s control, the 2026 Common Warrants were initially classified as a liability with a fair value of $1,194 million, and the Company recognized a loss of $234.9 million. Refer to Note 13 for further discussion of the warrant liability.

The net proceeds to the Company from the January 2026 Offering was $959.1 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company and excluding any proceeds that may be received from the exercise of the 2026 Common Warrants.

The table below details the net proceeds of the January 2026 Offering.

(dollars in thousands)

Gross proceeds	$999,996
Offering costs:
Underwriting discounts and commissions	(40,000)
Other offering costs	(892)
Net proceeds	$959,104

Noncontrolling Interest in OAS

On September 11, 2025, certain OAS warrant holders exercised their warrants for 669,643 shares of OAS Common Stock for exercise proceeds of $1.2 million, of which $334 thousand was attributed to noncontrolling interest in OAS, representing an ownership interest of approximately 0.77% in OAS. The Company retained a controlling interest of approximately 99.23% in OAS. The transaction was accounted for as an equity transaction in accordance with ASC 810-10-45-23, with no gain or loss recognized in the consolidated statements of operations for year ended December 31, 2025.

On December 17, 2025, in conjunction with the OAS Exchange, 44,643 shares of OAS Common Stock were exchanged for Common Stock, reducing the noncontrolling interest in OAS to 0.71%. For the three months ended March 31, 2026, the Company attributed $42 thousand of OAS’ net loss to the remaining noncontrolling interest in OAS. As of March 31, 2026 and December 31, 2025, the carrying value of the noncontrolling interest in OAS was $154 thousand and $196 thousand, respectively.

Noncontrolling Interest in Insight

On October 27, 2025, the Company completed the acquisition of a controlling interest of 51% in Insight and recognized a noncontrolling interest for the remaining 49%. For the three months ended March 31, 2026, the Company attributed $111 thousand of Insight’s net loss and $1 thousand of foreign currency translation losses to the noncontrolling interest in Insight. As of March 31, 2026 and December 31, 2025, the carrying value of the noncontrolling interest in Insight was $3.7 million and $3.8 million, respectively.

Stock-Based Compensation

Warrants to Purchase Common Stock of the Company

We use the Black-Scholes-Merton option model (the “Black-Scholes Model”) to determine the fair value of warrants to purchase Common Stock of the Company. The Black-Scholes Model is an acceptable model in accordance with U.S GAAP. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate, and the term of the warrant.

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

A summary of our Warrants activity and related information is as follows:

	Number of Shares Under Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of January 1, 2026	75,476,378	$19.74	6.74
Granted	163,370,822	$20.84
Exercised	(42,527,395)	$0.14
Canceled	-	$-
Balance as of March 31, 2026	196,319,805	$24.90	6.68
Vested and Exercisable as of March 31, 2026	196,293,252	$24.90	6.68

Total stock-based compensation expense for warrants for the three months ended March 31, 2026 and 2025 was $0 thousand and $40 thousand, respectively, and is recorded in general and administrative expense on the condensed consolidated statements of operations.

Equity Incentive Plans

In 2018, the Company’s stockholders adopted the 2018 Equity Incentive Plan, which has been subsequently amended (the “2018 Plan”), pursuant to which 3,333,334 shares of our Common Stock has been reserved for issuance to employees, including officers, directors and consultants. The 2018 Plan shall be administered by the Board, provided however, that the Board may delegate such administration to the compensation committee of the Board of the Company (the “Compensation Committee”). Subject to the provisions of the 2018 Plan, the Board and/or the Compensation Committee shall have authority to grant, in its discretion, incentive stock options, or non-statutory options, stock awards or restricted stock purchase offers (“Equity Awards”). As of March 31, 2026, the balance available to be issued under the 2018 Plan was 95,050 shares.

In 2021, the Company’s stockholders adopted the Ondas Inc. 2021 Stock Incentive Plan, which has been subsequently amended (the “2021 Plan”), pursuant to which 61,000,000 shares of our Common Stock has been reserved for issuance to employees, including officers, directors and consultants. The purpose of the 2021 Plan is to enable the Company to attract, retain, reward, and motivate eligible individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum efforts for the growth and success of the Company, so as to strengthen the mutuality of the interests between the eligible individuals and the stockholders of the Company. The 2021 Plan provides for the issuance of awards including stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards. As of March 31, 2026, the balance available to be issued under the 2021 Plan was 1,986,679 shares.

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

The assumptions used in the Black-Scholes Model are set forth in the table below.

Three Months Ended March 31,
	2026	2025
Stock price	$9.44-12.27	$2.11-2.69
Risk-free interest rate	3.69-4.17%	4.42-4.65%
Volatility	65.98-77.49%	59.05-88.69%
Expected life in years	5.17-5.88	5.00-5.77
Dividend yield	-%	-%

A summary of our Option activity and related information is as follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of January 1, 2026	20,014,381	$3.72	8.16
Granted	7,412,700	$10.29
Exercised	(1,620,088)	$2.60
Forfeited	(458,338)	$5.42
Canceled	(983)	$0.86
Balance as of March 31, 2026	25,347,672	$5.68	8.06
Vested and Exercisable as of March 31, 2026	4,496,344	$3.51	6.78

As of March 31, 2026, total unrecognized compensation expense related to non-vested options was $82.9 million which is expected to be recognized over a weighted-average period of 2.67 years. The weighted-average grant date fair value per option was $7.02 for options granted during the three months ended March 31, 2026.

Total stock-based compensation expense for stock options for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
General and administrative	$3,945	$788
Sales and marketing	836	(1)
Research and development	1,740	69
Cost of goods sold	575	69
Total stock-based compensation related to options	$7,096	$925

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

A summary of our RSUs activity and related information is as follows:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period (Years)
Unvested balance at January 1, 2026	9,110,776	$5.64	2.35
Granted	18,374,254	$9.47
Vested	(763,569)	$2.80
Canceled	(108,334)	$6.32
Unvested balance at March 31, 2026	26,613,127	$8.42	2.69

As of March 31, 2026, there were 186,251 restricted stock units that were vested but not yet released due to administrative timing. As of March 31, 2026, the unrecognized compensation expense for RSUs was $210.6 million, which is expected to be recognized over a weighted-average period of 2.83 years.

Total stock-based compensation expense for RSUs for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
General and administrative	$10,577	$286
Sales and marketing	727	155
Research and development	795	51
Cost of goods sold	463	65
Total stock-based compensation related to restricted stock units	$12,562	$557

NOTE 12 – REDEEMABLE NONCONTROLLING INTERESTS

Ondas Networks Preferred Stock

Prior to deconsolidation during the three Months ended March 31, 2026, Ondas Networks had issued multiple series of convertible preferred stock to third-party investors in connection with equity financings used to fund its operations. These preferred stock instruments generally accrued dividends and were convertible into shares of Ondas Networks common stock at the option of the holder. Because the preferred stock is redeemable upon the occurrence of specified events, the Company accounted for these instruments as temporary equity in accordance with ASC 480 prior to deconsolidation.

Redeemable Noncontrolling Interest in SPO

In connection with the acquisition of SPO, Shamir retained a noncontrolling equity interest. Shamir has the right (the “First Put Option”) to cause the Company to purchase all (but not less than all) of the remaining issued and outstanding share capital of SPO held by Shamir at a purchase price of approximately $220.69 per share, including all capital notes of SPO then held by Shamir for no additional consideration. Shamir may exercise the First Put Option during the period commencing on October 15, 2025, and ending June 30, 2026.

As of December 31, 2025, the carrying value and redemption value of Shamir’s noncontrolling equity interest was $2.3 million. During the three months ended March 31, 2026, the Company attributed $1.1 million of SPO’s net loss and $0 thousand of foreign currency translation losses to the carrying value of Shamir’s noncontrolling interest. Since the noncontrolling interest is currently redeemable, the Company recorded accretion of $1.3 million during the three months ended March 31, 2026, to increase the carrying amount of the noncontrolling interest to its redemption value of $2.5 million as of March 31, 2026.

Redeemable Noncontrolling Interest in 4M

In connection with the acquisition of 4M in October 2025, the 4M shareholders retained a noncontrolling equity interest. The 4M shareholders have the right to cause the Company to purchase all (but not less than all) of the remaining issued and outstanding share capital of 4M at an aggregate purchase price equal to 30% of 90% of 4M’s EBITDA during the 12-month period ending on the first day of the calendar quarter during which such calculation is made. The 4M shareholders may exercise the redemption right during the period from January 1, 2026 through December 31, 2027. As of December 31, 2025, the carrying value of redeemable noncontrolling interest was $3.0 million.

For the period of January 1 through March 15, 2026, the Company attributed $427 thousand of 4M’s net loss and $8 thousand of foreign currency translation gains to the redeemable noncontrolling interest, resulting in a carrying value of $2.6 million immediately prior to the transaction described below.

On March 16, 2026, the Company and 4M shareholders entered into the 4M Supplement, whereby the Company acquired the remaining 30% of the issued and outstanding share capital of 4M, for a purchase price of (i) $3.7 million, paid with 352,968 shares of Common Stock, and (ii) an additional amount of up to $1.4 million in shares of common stock in contingent earn-out payments, subject to certain milestones as set forth in the 4M Supplement. During the three months ended March 31, 2026, the Company recognized $30 thousand of stock-based compensation in relation to the contingent earn-out payments.

Upon closing, the redemption feature associated with the noncontrolling interest was eliminated and the redeemable noncontrolling interest balance of $2.6 million was reclassified to additional paid-in capital.

NOTE 13 – FAIR VALUE MEASUREMENTS

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

Level 1 --	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 --	Quoted prices for similar assets or liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 --	Unobservable inputs for the asset or liability.

A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows:

	March 31, 2026 Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (money market funds)	$960,188	$-	$-	$960,188
Short-term investments			-
Publicly traded stock	20,295	-	-	20,295
U.S. Treasury securities	64,960	-	-	64,960
Fixed income (corporate fixed income and bonds, agency securities)	-	111,660	-	111,660
Certificates of deposit	-	249,937	-	249,937
Warrants in publicly traded companies	-	-	990	990
Total short-term investments	85,255	361,597	990	447,842
Convertible promissory note	-	-	10,000	10,000
Equity investment in affiliate	-	-	29,289	29,289
Note receivable from affiliate	-	-	8,835	8,835
Total assets	$1,045,443	$361,597	$49,114	$1,456,154
Liabilities
Government grants	$-	$-	$3,456	$3,456
Warrant liabilities	-	-	1,058,990	1,058,990
Contingent consideration	-	-	128,102	128,102
Total liabilities	$-	$-	$1,190,548	$1,190,548

	December 31, 2025 Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Government grants	$-	$-	$3,657	$3,657
Total liabilities	$-	$-	$3,657	$3,657

Short-term investments

The Company classifies its investments in fixed-income securities and certificates of deposit as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). The amortized cost of available-for-sale securities includes the purchase price adjusted for the amortization of premiums and accretion of discounts, which are recognized in interest income using the effective interest method. Certificates of deposit are classified as available-for-sale investments and are recorded at amortized cost, adjusted for unrealized gains and losses to reflect fair value at each reporting date.

	As of March 31, 2026
(dollars in thousands)	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair Value
U.S. Treasury securities	$64,970	$-	$(10)	$64,960
Fixed income (corporate fixed income and bonds, agency securities)	111,970	25	(335)	111,660
Certificates of deposit	250,000	-	(63)	249,937
Total	$426,940	$25	$(408)	$426,557

The Company holds marketable equity securities consisting of publicly traded common stock measured at fair value of $20.3 million as of March 31, 2026. For the three months ended March 31, 2026, we recognized net unrealized losses of $2.5 million on these marketable equity securities, which are included in other income (expense) in the condensed consolidated statements of operations.

The Company’s investments are measured at fair value on a recurring basis. There were no transfers between Levels 1 and 2 during the period. Fair value measurements classified as Level 2 primarily include U.S. government agency securities, corporate fixed income securities, and certificates of deposit. These instruments are valued using pricing models and matrix pricing techniques that rely on observable market inputs, including quoted prices for similar instruments, benchmark yield curves, interest rate spreads, and dealer quotations. The valuation models do not rely on significant unobservable inputs.

The Company classifies its warrants within Level 3 in the fair value hierarchy because it uses unobservable inputs related to volatility to determine fair value. There were no transfers between Level 1 and Level 3 during the period ended March 31, 2026.

The following table summarizes the Company’s Level 3 investments in marketable equity securities:

	As of March 31, 2026
(dollars in thousands)	Fair Value Hierarchy	Cost Basis	Accumulated Net Unrealized Gains	Fair Value
Warrants exercisable for publicly traded stock	Level 3	$706	$284	$990
Total		$706	$284	$990

The Company’s investment in warrants exercisable for publicly traded stock allow us to purchase up to 500,000 shares of publicly traded common stock at an exercise price of $6.00 per share. The warrants are exercisable in whole or in part until August 20, 2028 and are required to be measured at fair value as long as the warrants remain outstanding. The fair value of the Company’s investment in warrants in a publicly traded company was determined using a Black-Scholes Model. During the three months ended March 31, 2026, net unrealized losses totaled $133 thousand and is included in other income (expense), net. For the three months ended March 31, 2026, the key assumptions used in the Black-Scholes Model are as follows:

As of March 31, 2026
Stock price	$3.81
Risk-free interest rate	3.8%
Expected volatility	107.7%
Remaining contractual life in years	2.39
Dividend yield	0%

The following table provides a reconciliation of the beginning and ending balances for the Level 3 warrant assets measured at fair value using significant unobservable inputs.

(dollars in thousands)	Warrants
Balance as of January 1, 2026	$1,123
Warrants purchased, adjusted to fair value	-
Net unrealized gain (loss) on change in fair value	(133)
Balance as of March 31, 2026	$990

Convertible promissory note

On February 27, 2026, the Company purchased a $10 million convertible promissory note issued by World View. The convertible promissory note is measured under the fair value option and classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs, including projected cash flows and market-based credit assumptions. The Company elected the fair value option for this instrument upon acquisition. Changes in fair value are recognized in other income (expense), net.

Equity investment in affiliate

The Company’s equity investment in Ondas Networks is classified as Level 3 within the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the investment was estimated using a combination of income-based and market-based valuation approaches, requiring significant judgment by management.

The income-based approach primarily applied a discounted cash flow (“DCF”) method using management-prepared financial projections, a terminal value based on a long-term growth rate, and a discount rate that reflects the risks associated with Ondas Networks’ expected future cash flows and early-stage operating profile. A probability-weighted expected return method (“PWERM”) was also used to allocate value across potential future liquidity scenarios, including assumed sale or liquidation outcomes and continued operations, based on management’s assessment of the probability and timing of each scenario and the contractual rights of the equity holders. A market approach utilizing guideline public company data was used to corroborate the income-based valuation conclusions.

Significant unobservable inputs include projected revenue growth, operating margins, discount rates, long-term growth rates, assumed probabilities and timing of liquidity events, and market-based valuation multiples. Changes in these assumptions, particularly revenue forecasts, discount rates, or liquidity assumptions, could materially impact the estimated fair value of the investment.

There were no changes in the fair value of the equity investment in affiliate for the three months ended March 31, 2026.

Note receivable from affiliate

The Company holds a note receivable from Ondas Networks, which is measured at fair value and classified as Level 3 within the fair value hierarchy. The fair value of the note receivable was estimated using a discounted cash flow approach, applying a discount rate that reflects the credit risk of Ondas Networks and the illiquid nature of the instrument. Changes in the discount rate could materially affect the estimated fair value of the note receivable.

Government Grants

The Company had Level 3 liabilities that are required to be valued at fair value as of March 31, 2026 and December 31, 2025. The fair value of the government grant liability is determined as the sum of 3% royalty payments on forecasted future sales of the products developed using the grant funds, discounted using a discounted cash flow model. As of March 31, 2026 and December 31, 2025, the Company made the following assumptions: (i) royalty payments will be made on certain forecasted future sales through 2031, and (ii) using a discount rate of 19%.

The following table provides a reconciliation of the beginning and ending balances for the Level 3 government grant liabilities measured at fair value using significant unobservable inputs.

(dollars in thousands)	Government Grant Liability
Balance as of January 1, 2026	$3,657
Government grant liability acquired in Bird Aerosystems Ltd. acquisition	58
Payments made	(373)
Effect of foreign currency translation	10
Net loss on change in fair value of liability	104
Balance as of March 31, 2026	$3,456

Warrant Liability

The fair value of the warrants was determined using Level 3 inputs in a Black-Scholes Model. Inherent in the valuation were assumptions related to the expected stock-price volatility, expected term, risk-free interest rate, and dividend yield. Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the warrant term. Our estimated volatility is an average of the historical volatility of peer entities whose stock prices were publicly available over a period equal to the expected life of the awards. We used the historical volatility of peer entities due to the lack of sufficient historical data of our stock price. The expected term was assumed to be equivalent to the warrants’ remaining contractual term. The risk-free interest rate was estimated using the yield on actively traded non-inflation-indexed U.S. treasury securities with contract maturities equal to the expected term. The dividend yield was based on the historical rate, which the Company anticipates remaining at zero.

The assumptions used to estimate the fair value of warrants during the period were as follows:

	Range	Weighted average
Risk-free interest rate	4%	4%
Expected volatility	79-84%	82%
Expected life (in years)	6.5-6.8	6.7
Dividend yield	0%	0-%

The following table provides a reconciliation of the beginning and ending balances for the Level 3 warrant liabilities measured at fair value using significant unobservable inputs. There was no warrant liability activity during the three months ended March 31, 2025.

(dollars in thousands)	Warrant liability
Balance as of January 1, 2026	$489,434
Fair value of warrant liability issued during the period	1,194,019
Change in fair value of warrant liability	(624,463)
Balance as of March 31, 2026	$1,058,990

In connection with the January 2026 Offering, the Company issued liability classified warrants that were measured at fair value on the issuance date. The initial fair value of the warrant liabilities of $1.2 billion exceeded the net proceeds received from the issuance of $959.1 million. As a result, the Company recognized a loss upon issuance equal to the excess of the initial fair value of the warrant liabilities over the net proceeds of $234.9 million. The warrant liabilities are subsequently remeasured to fair value at each reporting date, with changes in fair value recognized in earnings in the period of change. The $389.5 million net gain, consisting of the $234.9 million loss recognized upon issuance and the $624.5 million gain on change in fair value subsequent issuance, are recorded in other income (expense), net in the condensed consolidated statements of operations.

Significant increases or decreases in expected volatility or expected term would result in a higher or lower fair value measurement, respectively.

Contingent Consideration

 The Company’s contingent consideration liabilities consist of earn-out and milestone payment arrangements related to business combinations. Earn-out payments are contingent upon the achievement of specified revenue, program win, and financial performance targets over defined post-acquisition periods. Milestone payments are contingent upon the achievement of specified operational, technical, regulatory, or program-related events within defined timeframes. These liabilities are classified as Level 3 within the fair value hierarchy due to the use of significant unobservable inputs in their valuation. Contingent consideration liabilities are presented as accrued purchase and contingent consideration on the condensed consolidated balance sheets.

The fair value of the contingent consideration liabilities is estimated using an income-based approach, primarily a scenario-based methods and discounted cash flow techniques. The valuation incorporates multiple future performance and milestone achievement scenarios, each probability-weighted based on management’s assessment of potential outcomes and discounted to present value using risk-adjusted discount rates.

The significant unobservable inputs used in the valuation of the contingent consideration liabilities include projected revenue, probability of achieving performance and milestone targets, discount rates, and the expected timing of payments. These assumptions reflect management’s judgment regarding expected future operating performance, program execution, achievement of specified milestones, market conditions, and the time value of money. Significant increases or decreases in the probability of achieving the underlying earn-out targets or milestone events, or in projected revenue levels, would result in a corresponding increase or decrease in the fair value of the contingent consideration liabilities. Increases in the discount rate would result in a decrease in the estimated fair value of the contingent consideration liabilities.

The following table reconciles the beginning and ending balances of the Company’s Level 3 contingent consideration liabilities:

(dollars in thousands)	Contingent Consideration
Balance as of January 1, 2026	$-
Earn-out liabilities acquired at fair value	102,682
Milestone liabilities acquired at fair value	25,420
Changes in fair value recognized in earnings	-
Payments	-
Balance as of March 31, 2026	$128,102

Non-recurring fair value measurements

In connection with the business combinations completed during the three months ended March 31, 2026 and the year ended December 31, 2025, the Company recognized identifiable intangible assets, including developed technology, customer relationships, trade names, and non-compete agreements. These intangible assets were measured at fair value on a non-recurring basis as of their respective acquisition dates in accordance with ASC 805. These measurements are not subsequently remeasured and the assets are amortized over their estimated useful lives.

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

NOTE 14 – SEGMENT INFORMATION

During the three months ended March 31, 2026, the Company deconsolidated Ondas Networks, which was previously included in the Company’s consolidated financial statements. As a result of the deconsolidation, Ondas Networks is no longer a reportable segment, and the Company evaluated its segment reporting structure for the current period in accordance with ASC 280, Segment Reporting. Following the deconsolidation, the Company operates in one operating and reportable segment, which is focused on developing and providing advanced defense, security, and communications technologies for critical infrastructure and government customers. The prior period has been recast to confirm to the current period presentation.

The Company’s Chief Executive Officer serves as the chief operating decision maker (“CODM”) and is responsible for assessing operating performance and allocating resources. The Company’s organizational structure is based primarily on functional lines, with department heads and shared service functions reporting either directly to the CODM or to direct reports of the CODM. The CODM reviews financial information on a consolidated basis and uses net income (loss) as the primary measure of operating performance and for purposes of making operating decisions. Accordingly, the Company has determined that it has a single operating segment.

In assessing performance, the CODM reviews significant operating expense categories reflected in net income (loss), including research and development, sales and marketing, and general and administrative expenses, each of which is separately disclosed in the condensed consolidated statements of operations. In addition, the CODM reviews certain significant expense items that impact operating results, including stock-based compensation, as well as other significant charges or credits that may occur during the period and are discussed elsewhere in the notes to the condensed consolidated financial statements.

The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets. The accounting policies of the Company’s operating segment are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The following table presents segment information for three months ended March 31, 2026 and 2025:

	Three months ended March 31, 2026	Three months ended March 31, 2025
(dollars in thousands)	Total	Total
Product revenue	$38,368	$3,224
Service and subscription revenue	9,323	809
Development revenue	2,431	215
Revenue, net	50,122	4,248
Cost of goods sold	25,464	2,760
Gross profit (loss)	24,658	1,488
Operating expenses:
General and administration	43,316	5,909
Sales and marketing	10,494	2,430
Research and development	13,519	3,459
Total other income	404,166	(3,826)
Segment operating profit (loss)	361,495	(14,136)
Reconciliation of profit or loss adjustments and reconciling items	-	-
Income (loss) before provision for income taxes	$361,495	$(14,136)

The above table includes depreciation expense of $669 thousand and $181 thousand for the three months ended March 31, 2026 and 2025, respectively, and amortization expense of intangible and right-of-use assets of $6.0 million and $1.3 million for the three month periods ended March 31, 2026 and 2025, respectively.

NOTE 15 – INCOME TAXES

In general, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. However, to the extent that application of the estimated annual effective tax rate is not representative of the quarterly portion of actual tax expense expected to be recorded for the year in a jurisdiction, the Company determines the provision for income taxes based on actual year-to-date income (loss) which it has done for the quarter ended March 31, 2026. Certain significant or unusual items, if applicable, are separately recognized in the quarter in which they occur and can be a source of variability on the effective tax rates from quarter to quarter. The Company’s effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, and state and local income taxes.

The effective income tax rate was expense of 0.1% and 0.0% for the three months ended March 31, 2026 and 2025, respectively. The effective income tax rate for the three months ended March 31, 2026 was impacted by the geographical mix of earnings, as well as movement in the federal, state and foreign valuation allowances.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of March 31, 2026.

NOTE 17 – RELATED PARTY TRANSACTIONS

As of March 31, 2026 and December 31, 2025, the Company owed $81 thousand to independent directors related to accrued compensation and $701 thousand to independent directors related to taxes collected on RSU shares delivered, respectively, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Ondas Networks Convertible Notes

On July 8, 2024, July 23, 2024, and November 13, 2024 C&P elected to purchase Convertible Notes in Ondas Networks in the aggregate original principal amount of $700 thousand, $800 thousand, and $1 million, respectively, (the “C&P Networks Convertible Notes”). Joseph Popolo, a former director of the Company, was the sole control person of C&P.

Along with the November 13, 2024 Networks Convertible Notes, Ondas Networks issued warrants to purchase $1 million in shares of Ondas Networks Preferred Stock at an exercise price of $20.65 per share (the “Networks Warrants”). The number of Networks Warrants exercisable under the Security Agreement is calculated by $1 million divided by the Conversion Price, which is the amount equal to the price per share of Ondas Networks’ most senior series of Preferred Stock issued to investors in Ondas Networks’ next equity financing date, or if none, then $41.3104. The Networks Warrants are exercisable commencing November 13, 2024 through November 13, 2029 and have a relative fair value of $371 thousand, which was recorded as debt discount.

As of December 31, 2025, the total outstanding principal on the C&P Networks Convertible Notes was $2.5 million. Accrued interest as of December 31, 2025, was $245 thousand and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. For the three months ended March 31, 2025, we recognized interest expense of $48 thousand and amortization expense of $104 thousand related to debt discount and issuance costs. Interest expense and amortization expense related to debt discount and issuance costs are included in interest expense in the condensed consolidated statements of operations.

On January 16, 2026, Ondas Networks consummated an additional equity financing round. Pursuant to the Securities Purchase Agreement, the C&P Warrants and the principal balance and accrued interest on the C&P Networks Convertible Notes were converted into shares of Ondas Networks Preferred Stock.

OAS Convertible Notes

On October 10, 2024, Privet Ventures LLC, an entity affiliated with Eric Brock, Chairman and Chief Executive Officer of the Company and OAS, elected to purchase a convertible note in OAS in the original principal amount of $1 million (the “Privet OAS Convertible Note”). As of December 31, 2025, the total outstanding principal on the Privet OAS Convertible Note was $1 million, net of unamortized issuance costs of $7 thousand. Accrued interest as of December 31, 2025 was $61 thousand, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. For the three months ended March 31, 2025, we recognized interest expense of $12 thousand and amortization expense of $2 thousand related to the issuance costs. Interest expense and amortization expense related to issuance costs are included in interest expense in the condensed consolidated statements of operations.

On January 5, 2026, in connection with the OAS Exchange, Privet Ventures LLC converted $1 million in principal and $61 thousand of accrued interest on the Privet OAS Convertible Note into OAS Common Stock under the original conversion terms of the OAS Convertible Notes, which was immediately exchanged for 1,153,625 shares of Common Stock, repaying the Privet OAS Convertible Note in full.

Ondas Networks Secured Note

On September 3, 2024, Ondas Networks entered into the C&P Security Agreement, in which Ondas Networks may draw, and C&P shall loan Ondas Networks, up to $1.5 million. Pursuant to the C&P Security Agreement, Ondas Networks issued C&P the Ondas Networks Secured Note.

On September 3, 2024 and October 7, 2024, pursuant to the C&P Security Agreement, Ondas Networks issued C&P warrants to purchase $1 million and $500 thousand, respectively, in shares of Ondas Networks Preferred Stock at an exercise price of $20.65 per share (the “C&P Warrants”). The number of warrants exercisable under the C&P Security Agreement is calculated by $1.5 million divided by the Conversion Price, which is the amount equal to the price per share of the most senior series of Ondas Networks Preferred Stock issued to investors in Ondas Networks’ next equity financing date, or if none, then $41.3104. The C&P Warrants are exercisable commencing September 3, 2024 through September 3, 2029 and October 7, 2024 through October 7, 2029, respectively. The C&P Warrants have a total relative fair value of $557 thousand, which was recorded as debt discount. Joseph Popolo, a former director of the Company, was the sole control person of C&P.

As of December 31, 2025, the total outstanding principal on the Ondas Networks Secured Note was $1.5 million. Accrued interest as of December 31, 2025 was $155 thousand, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. For the three months ended March 31, 2025, we recognized interest expense of $30 thousand and amortization expense of $227 thousand related to the debt discount and issuance costs. No principal or interest has been paid since the Ondas Networks Secured Note was issued.

Effective January 16, 2026, the Company determined that it no longer held a controlling financial interest in Ondas Networks and no longer includes the assets, liabilities, and results of operations of Ondas Networks in the condensed consolidated financial statements subsequent to that date. Refer to Note 1 - Deconsolidation of subsidiary for additional information.

Networks Note

On January 16, 2026, upon the deconsolidation of Ondas Networks, the Company recorded the Networks Note, a note receivable from Ondas Networks. The face value of the Networks Note is $10 million, and bears interest at 8% and matures in December 2027. As of January 16, 2026, the fair value of the Networks Note was $8.8 million. During the period from deconsolidation through March 31, 2026, the Company recognized $0.1 million of interest income, which is included in interest income in the condensed consolidated statements of operations. No principal or interest has been paid since the Networks Note was issued. Refer to Note 1 – Other Assets for additional information.

NOTE 18 – SUBSEQUENT EVENTS

World View Enterprises, Inc.

On April 1, 2026, the Company completed the acquisition of World View pursuant to the Agreement and Plan of Merger (the “World View Agreement”) by and among the Company, Wassaic Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Wassaic Merger Sub”), World View, and Fortis Advisors LLC, a Delaware limited liability company, in its capacity as the representative thereunder.

Pursuant to the World View Agreement, Wassaic Merger Sub merged with and into World View, with World View continuing as the surviving entity and a wholly owned subsidiary of the Company (the “World View Merger”). At the closing of the World View Merger, the Company paid aggregate consideration of $150 million, subject to customary purchase price adjustments set forth in the World View Agreement. The consideration consisted of up to approximately $129.5 million in shares of the Company’s common stock, with the remainder payable in cash, subject to the terms and conditions of the World View Agreement.

The initial accounting for the World View acquisition is incomplete as of the issuance of the condensed consolidated financial statements. Therefore, the Company is unable to provide other disclosures required by ASC 805 regarding this acquisition.

Mistral, Inc.

On April 24, 2026, the Company completed the acquisition of Mistral, Inc. (“Mistral”) pursuant to the Agreement and Plan of Merger (the “Mistral Agreement”), by and among the Company, Project Cyclone Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), Mistral, Inc., a Delaware corporation (“Mistral”), and Shoshana Banai (the “Mistral Stockholder”).

The Mistral Agreement provides that, upon the terms and subject to the conditions set forth in the Mistral Agreement, the Company will acquire 100% of the issued and outstanding shares of Mistral (the “Mistral Merger”). At the closing of the Mistral Merger, upon the terms and subject to the conditions set forth in the Mistral Agreement, the Company shall pay an aggregate amount of $175 million, comprised of (i) $122.5 million of shares of the Company’s common stock, subject to certain adjustments set forth in the Mistral Agreement, of which (a) $17.5 million of shares shall be deposited into an escrow account for the purpose of securing the obligations of the Mistral Stockholder as set forth in the Mistral Agreement and (b) the remaining $105 million of shares shall be paid in seven equal installments within twenty days following the closing of the Mistral Merger, and (ii) $52.5 million of shares shall be deposited into an escrow account and released as follows: (x) $26.25 million of shares on the first anniversary of the closing of the Mistral Merger, (y) $13.13 million of shares on the second anniversary of the closing of the Mistral Merger, and (z) $13.13 million of shares on the third anniversary of the closing of the Mistral Merger.

The initial accounting for the Mistral acquisition is incomplete as of the issuance of the condensed consolidated financial statements. Therefore, the Company is unable to provide other disclosures required by ASC 805 regarding this acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the notes to those financial statements included elsewhere in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2026, including the audited consolidated financial statements and notes included therein as of and for the year ended December 31, 2025 (“2025 Form 10-K”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Overview

Ondas, Inc. (together with its subsidiaries, the “Company,” “Ondas,” “we,” “us,” or “our”) is a defense, security, and critical infrastructure technology company organized around two business units: Ondas Autonomous Systems Inc. (“OAS”), and Ondas Capital Inc. (“Ondas Capital”). Through business units, we develop and commercialize autonomous systems, and strategic investment and partnership initiatives that support the scaling and adoption of mission-critical solutions for governments and industrial customers.

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

The Company deconsolidated Ondas Networks effective January 16, 2026 and no longer includes the assets, liabilities, and results of operations of Ondas Networks in its consolidated financial statements subsequent to that date. Additionally, our results of operations for the three months ended March 31, 2026 have been affected by recent acquisitions. For additional information see Note 5- GOODWILL AND ACQUISITIONS.

Results of Operations

Comparison of Results for the Three Months Ended March 31, 2026 and 2025

Revenue, net for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
OAS
Product revenue	$38,368	$3,224	$35,144	1,090%
Service revenue	9,323	797	8,526	1,070%
Development revenue	2,431	-	2,431	100%
Total OAS revenues, net	50,122	4,021	46,101	1,147%
Ondas Networks
Product revenue	-	-		-100%
Service revenue	-	12	(12)	-100%
Development revenue	-	215	(215)	-100%
Total Ondas Networks revenues, net	-	227	(227)	-100%
Total revenues, net	$50,122	$4,248	$45,874	1,080%

Total product revenue	38,368	3,224	35,144	1,090%
Total service revenue	9,323	809	8,514	1,052%
Total development revenue	2,431	215	2,216	1,031%
Total revenue, net	$50,122	$4,248	$45,874	1,080%

Revenue, net increased $45.9 million to $50.1 million for the three months ended March 31, 2026 from $4.2 million for the three months ended March 31, 2025. The increase in revenue is primarily attributed to our OAS segment, of which $34.7 million of revenue growth was generated by companies acquired since March 31, 2025 including $15.8 million from Sentry CS Ltd. OAS revenue also increased by $11.4 million at Airobotics, of which approximately $7.9 million relates to product sales and approximately $3.5 million relates to service revenue from sales of our Optimus System™ and Iron Drone Raider™.

Cost of goods sold increased to $25.5 million for the three months ended March 31, 2026, from $2.8 million for the three months ended March 31, 2025. The $22.7 million increase was primarily due to activity from companies acquired since March 31, 2025 and the increase in Airobotics revenues discussed above, in addition to increased labor and material costs.

Gross margin percentage increased to 51% for the three months ended March 31, 2026, compared to 35% for the three months ended March 31, 2025. The 16% increase in gross margin percentage is primarily due the significant increases in revenue generated by product sales offsetting fixed service delivery costs at OAS.

General and administrative expenses (“G&A”) increased $37.4 million, or 633%, to $43.3 million for the three months ended March 31, 2026, from $5.9 million for the three months ended March 31, 2025. This increase is primarily due to (i) an increase of $11.5 million in stock-based compensation for awards granted since March 31, 2025; (ii) an increase of $8.4 million in software costs; (iii) an increase of $7.7 million in professional fees and consulting costs, of which $5.8 million related to legal, accounting and due diligence fees associated with the acquisitions completed during the year; (iv) an increase of $7.1 million related to general and administrative expense attributable to companies acquired since March 31, 2025, of which $2.8 million relates to amortization and depreciation of acquired assets; and (v) an increase of $2.7 million in human resource costs, including benefits, from increased headcount as we build out our management team at both Ondas Inc. and OAS.

Sales and marketing expenses (“S&M”) increased $8.1 million, or 332%, to $10.5 million for the three months ended March 31, 2026, from $2.4 million for the three months ended March 31, 2025. This increase is primarily due to (i) an increase of $5.4 million related to S&M attributable to companies acquired since March 31, 2025, of which $1.8 million relates to amortization and depreciation of acquired assets; (ii) an increase of $861 thousand in human resource costs, including benefits, from increased headcount; (iii) an increase of $893 thousand in other S&M costs primarily related to increased marketing and advertising costs, use of third-party contractors and consultants, and increased attendance at trade shows and other marketing events; and (iv) an increase of $836 thousand related to increased stock-based compensation for awards granted since March 31, 2025.

Research and development expenses (“R&D”) increased $10.0 million, or 291%, to $13.5 million for the three months ended March 31, 2026, from $3.5 million for the three months ended March 31, 2025, of which $7.8 million related to companies acquired since March 31, 2025. Other increases in R&D include, (i) an increase of $911 thousand in human resource costs, including benefits, from increased headcount, (ii) an increase of $779 thousand is related to increased stock-based compensation for awards granted since March 31, 2025, and (iii) an increase of $534 thousand in other R&D costs primarily related to increased use of third-party consultants and allocation of general expenses to research and development.

Total other income, net increased $408 million to $404.2 million for the three months ended March 31, 2026, from total other expense, net of $3.8 million for the three months ended March 31, 2025. Total other income, net increased primarily as a result of the net gain of $389.5 million related to the change in fair value of our warrant liability, an increase of approximately $51.5 million related to the gain on the deconsolidation of Ondas Networks, an increase of approximately $11.9 million in interest and dividend income, and a decrease of approximately $3.5 million in interest expense. This was partially offset by a loss on acquisition of Indo Earth of approximately $46.2 million and the net unrealized losses of approximately $2.6 million on our equity security investments.

The Company recorded an income tax provision of $245 thousand for the three months ended March 31, 2026, and an income tax provision of $0 for the three months ended March 31, 2025. The 2026 income tax provision is attributable to earnings in foreign jurisdictions.

Net income increased $375.4 million to $361.3 million for the three months ended March 31, 2026, from a net loss of $14.1 million for the three months ended March 31, 2025. For the three months ended March 31, 2026, the Company attributed $1.7 million of net loss to noncontrolling interests (“NCI”), related to the subsidiaries in which we acquired less than 100% ownership during the fourth quarter of 2025. These subsidiaries incurred operating losses due to early-stage operating performance.

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

Cash Operating Expense is a non-GAAP financial measure that represents total operating expenses excluding depreciation, amortization of intangible assets, acquisition-related expenses, and stock-based compensation. The most directly comparable GAAP measure to Cash Operating Expense is total operating expenses. Management believes Cash Operating Expense provides useful supplemental information by isolating recurring, cash-based operating costs and facilitating meaningful period-to-period comparisons. Management uses this measure for internal cost management, budgeting, and liquidity planning, and to evaluate operating trends exclusive of non-cash accounting charges. Cash Operating Expense should be considered in addition to, and not as a substitute for, total operating expenses prepared in accordance with GAAP.

Management uses Adjusted EBITDA and Cash Operating Expense, together with GAAP results, in making operating and planning decisions and in evaluating the Company’s ongoing performance.

	Three months ended March 31,
(dollars in thousands)	2026	2025
Reconciliation of Adjusted EBITDA
Net income (loss)	$361,250	$(14,136)
Depreciation	669	181
Amortization of intangible assets	5,622	1,062
Acquisition-related expenses (1)	5,844	-
Stock-based compensation	19,658	1,573
Provision for income taxes	245	-
Other (income) expense, net (2)	(404,166)	3,826
Adjusted EBITDA	$(10,878)	$(7,494)

(1)	Acquisition-related expenses include legal, accounting, and other due diligence costs incurred in connection with completed or pending acquisitions.

(2)	Other (income) expense, net includes interest and dividend income, unrealized gain and losses on investments, interest expense, foreign exchange gain and loss, the change in the fair value of government grant liabilities and warrant liability, and other income (expense), net included on the Company’s unaudited Condensed Consolidated Statements of Operations.

	Three months ended March 31,
(dollars in thousands)	2026	2025
Reconciliation of Cash Operating Expenses
Total operating expenses	$67,329	$11,798
Depreciation (1)	(473)	(180)
Amortization of intangible assets	(5,622)	(1,062)
Acquisition-related expenses (2)	(5,844)	-
Stock-based compensation (1)	(18,497)	(1,572)
Cash Operating Expenses	$36,893	$8,984

(1)	Excludes depreciation and stock-based compensation amounts included in Costs of goods sold on the Company’s unaudited Condensed Consolidated Statements of Operations.

(2)	Acquisition-related expenses include legal, accounting, and other due diligence costs incurred in connection with completed or pending acquisitions.

Summary of (Uses) and Sources of Cash

	Three months ended March 31,
(dollars in thousands)	2026	2025
Net cash used in operating activities	$(51,298)	$(6,659)
Net cash used in investing activities	(474,167)	(195)
Net cash provided by financing activities	968,465	2,265
Increase (decrease) in cash, cash equivalents, and restricted cash	443,000	(4,589)
Effect of exchange rate on cash	(275)	-
Cash, cash equivalents, and restricted cash, beginning of period	594,359	29,999
Cash, cash equivalents, and restricted cash, end of period	$1,037,084	$25,410

The principal use of cash in operating activities for the three months ended March 31, 2026, was to fund the Company’s current expenses primarily related to operating activities necessary to allow us to service and support customers for the three months ended March 31, 2026.

The increase in cash flows used in operating activities of $44.6 million primarily relates to an increase in net income of $375.4 million, of which approximately $371.8 million related to non-cash charges and credits, which primarily includes gains and losses on investments, acquisitions, and deconsolidation of subsidiary; change in fair value of warrant liability; amortization of debt discount and issuance costs; depreciation and amortization; and stock-based compensation; combined with changes in operating assets and liabilities resulting in a cash outflow of approximately $48.2 million for the three months ended March 31, 2026.

The increase in cash flows used in investing activities of $474 million primarily relates to an increase of $429.1 million in purchases of short-term investments, net of maturities of $23.1 million; $31.8 million in cash paid, net of cash acquired, for acquisitions; $5 million in purchases of long-term equity investments; $7 million relating to deconsolidation of subsidiary cash; and $1.1 million increase in cash paid for other tangible and intangible assets.

The increase in cash provided by financing activities of $966.2 million primarily relates to the net proceeds of approximately $959.1 million received from the sale of common stock and warrants, net of issuance costs during the three months ended March 31, 2026, combined with an increase in proceeds of approximately $9 million from the exercise of stock options and warrants during the three months ended March 31, 2026, offset by an increase of approximately $1.9 million in net cash outflow related to debt transactions.

Liquidity and Capital Resources

As of March 31, 2026, the Company had a strong liquidity position, including $1.0 billion of cash, cash equivalents, and restricted cash, $448 million of short-term investments, and working capital of approximately $1.5 billion. Based on these resources, management believes the Company has sufficient liquidity to fund its operations and planned capital expenditures for at least the next twelve months. While the Company has incurred losses since inception and historically funded operations through equity and debt financings, management does not believe additional financing is required to support near-term operating needs based on current plans.

As of March 31, 2026, the Company had an accumulated deficit of $5.4 million. At that date, the Company had net long-term borrowings outstanding of approximately $3.6 million and short-term borrowings of approximately $779 thousand, including accrued interest.

In 2025, the Company raised net proceeds of approximately $829.5 million from the sale of common stock and warrants, $30.8 million from the exercise of stock options and warrants, $1.2 million from the exercise of warrants in OAS, and $923 thousand from the issuance of convertible notes in Ondas Networks (collectively, the “2025 Offerings”). In January 2026, the Company raised approximately $1 billion in gross proceeds from the sale of common stock and warrants.

While the Company currently has significant liquidity, it may seek additional capital to support strategic initiatives, accelerate growth opportunities, or enhance financial flexibility. Although the Company does not currently anticipate the need for additional financing to support near-term operations, future capital requirements could increase depending on the timing and scale of growth initiatives, market conditions, or other strategic factors. In addition, the Company may be required to make cash payments in future periods related to contingent earn-out and milestone arrangements; however, the timing and amount of any such payments are contingent on the achievement of specified operational or financial targets and are not currently expected to impact near-term liquidity.

Off-Balance Sheet Arrangements

As of March 31, 2026, we had no off-balance sheet arrangements.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. Information concerning our critical accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2025 Form 10-K. There have been no significant changes in our critical accounting policies since the filing of the 2025 Form 10-K.

Recent Accounting Pronouncements and SEC Rules

There have been no material changes to our significant accounting policies as summarized in Note 2 of our 2025 Form 10-K. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying condensed consolidated financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are neither historical facts nor assurances of future performance. These forward-looking statements are based on our current, reasonable expectations and assumptions, which expectations and assumptions are subject to risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our 2025 Form 10-K, which was filed with the SEC on March 30, 2026. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item. Although we are not required to provide the quantitative and qualitative disclosures about market risk required by this Item, there have been no material changes to our exposure to market risk for the three months ended March 31, 2026, from those previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II, Item 7A of our 2025 Form 10-K.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2026. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

For information related to our legal proceedings, refer to Note 16 —Commitments and Contingencies of Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 30, 2026 (the “2025 Form 10-K”), the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in the 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

During the quarter ended March 31, 2026, the Company issued shares of its common stock and other equity linked-securities in transactions that were not registered under the Securities Act of 1933, as amended. These issuances occurred primarily in connection with business combination transactions and private financing arrangements. All sales of unregistered securities during the quarter ended March 31, 2026 were previously disclosed in a Current Report on Form 8-K except the following.

The 2,389,203 shares of common stock that were issued and exchanged for shares of OAS common stock, pursuant to those certain exchange agreements, by and between the Company, OAS and certain holders of OAS securities (the “OAS Exchange”), were exempt from the registration requirements of the Securities Act in accordance with Regulation D thereunder. Refer to Note 10 – Notes Payable and Convertible Notes Payable – of Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

The Company did not sell any unregistered equity securities to the public during the fiscal quarter. All unregistered issuances were made in reliance on available exemptions from the registration requirements of the Securities Act, and no underwriters were involved in such transactions.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Name of Document
2.1+	Supplement to Share Purchase Agreement, by and among by and among the Company, 4M Defense Ltd., Chirokka Holding Ltd., and Mr. Nir Cohen (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2026).

2.2+	Agreement and Plan of Merger, dated March 8, 2026, by and among the Company, Project Cyclone Merger Sub Inc., Mistral, Inc., and Shoshana Banai (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2026).

2.3+	Share Purchase Agreement, dated March 17, 2026, by and among the Company, Indo Earth Moving Ltd., Indo’s shareholders as set forth on Exhibit B thereto, and Eli Hefets (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2026).

2.4+	Agreement and Plan of Merger, dated March 23, 2026, by and among the Company, Wassaic Merger Sub Inc., World View Enterprises Inc., and Fortis Advisors LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 23, 2026).

3.1	Certificate of Amendment, filed on January 15, 2026 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on January 16, 2026).

3.2	Amended and Restated Bylaws of the registrant, dated January 16, 2026 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on January 16, 2026).

4.1	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2026).

4.2	Form of Inducement Award Grant Restricted Stock Unit Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 1, 2026).

4.3	Form of Inducement Award Grant Option Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 1, 2026).

10.1#	Amendment to the 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed by the Company with the SEC on March 30, 2026).

10.2#	Form of Stock Option Agreement (US Employee) (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed by the Company with the SEC on March 30, 2026).*

10.3#	Form of Restricted Stock Unit Agreement (US Employee) (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed by the Company with the SEC on March 30, 2026).*

10.4#	Form of Stock Option Agreement (Foreign Employee) (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed by the Company with the SEC on March 30, 2026).

10.5#	Form of Restricted Stock Unit Agreement (Foreign Employee) (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed by the Company with the SEC on March 30, 2026).

10.6	Second Amended and Restated Director Compensation Policy (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed by the Company with the SEC on March 30, 2026).

10.7	Amendment to the Ondas Inc. 2021 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed by the Company with the SEC on March 30, 2026).

10.8	Registration Rights Agreement, dated April 24, 2026, by and among the Company and the Stockholder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2026).

10.9	Registration Rights Agreement, dated April 1, 2026, by and among the Company and the signatories thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2026).

10.10	Registration Rights Agreement, dated March 17, 2026, by and among the Company and the Sellers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2026).

10.11	Letter Agreement, dated January 16, 2026, by and among Ondas Networks Inc. and the signatories thereto (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2026).

10.12	Form of Securities Purchase Agreement, dated January 9, 2026 by and between Ondas Holdings Inc. and each investor listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2026).

10.13	Placement Agent Agreement, dated January 9, 2026, between Ondas Holdings Inc. and Oppenheimer & Co. Inc., as representative of the placement agents named in Schedule I thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2026).

10.14	Form of Series B Preferred Stock Purchase Agreement, dated January 16, 2026, between Ondas Networks Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2026).

10.15	Form of Investors’ Rights Agreement, dated January 16, 2026, between Ondas Networks Inc. and the Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2026).

10.16	Form of Right of First Refusal Agreement, dated January 16, 2026, between Ondas Networks Inc. and the Purchasers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2026).

10.17	Form of Voting Agreement, dated January 16, 2026, between Ondas Networks Inc. and the Purchasers (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2026).

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated March 31, 2026*.

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated March 31, 2026*.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated March 31, 2026**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated March 31, 2026**

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

+	Schedules and Exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 15, 2026	ONDAS INC.

	By:	/s/ Eric A. Brock
Eric A. Brock
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Neil J. Laird
Neil J. Laird
Chief Financial Officer
(Principal Financial Officer
Principal Accounting Officer)