Form 10-Q
period 2026-06-30
Ondas Inc.
filed 2026-08-13
CIK 1646188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The number of shares outstanding of the issuer’s common stock as of August 11, 2026 was 570,552,341.

ONDAS INC.

i

ITEM 1. FINANCIAL STATEMENTS

ONDAS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$657,906	$550,744
Restricted cash	8,472	43,615
Short-term investments	726,587	21,750
Accounts receivable, net	72,247	22,356
Inventory, net	52,034	21,963
Other current assets	88,326	25,473
Total current assets	1,605,572	685,901

Property and equipment, net	21,292	10,217
Goodwill	661,362	251,809
Intangible assets, net	583,268	136,890
Investment in unconsolidated affiliates	26,802	-
Long-term equity investments	49,282	35,587
Other assets	45,919	12,437
Total assets	$2,993,497	$1,132,841

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$31,499	$13,873
Accrued expenses and other current liabilities	83,449	33,970
Accrued purchase and contingent consideration	17,180	75,000
Notes payable, related party	-	1,500
Notes payable	1,562	704
Convertible notes payable, related party	-	3,500
Convertible notes payable	718	2,950
Government grant liability	1,841	2,295
Deferred revenue	26,834	8,029
Total current liabilities	163,083	141,821

Notes payable, net of current portion	194	-
Accrued purchase and contingent consideration, net of current portion	116,896	-
Convertible notes payable, net of current portion	3,934	3,834
Government grant liability, net of current portion	1,804	1,362
Warrant liability	1,043,740	489,434
Deferred tax liability	53,779	14,531
Other long-term liabilities	34,490	10,244
Total liabilities	1,417,920	661,226

Commitments and contingencies

Temporary Equity
Redeemable noncontrolling interests	-	29,796

Stockholders’ Equity:
Preferred stock – par value $0.0001; 5,000,000 shares authorized at June 30, 2026 and December 31, 2025, and none issued or outstanding at June 30, 2026 and December 31, 2025	-	-
Series A Convertible Preferred stock – par value $0.0001; 5,000,000 shares authorized at June 30, 2026 and December 31, 2025, and none issued or outstanding at June 30, 2026 and December 31, 2025	-	-
Common stock – par value $0.0001; 1,200,000,000 shares authorized at June 30, 2026 and December 31, 2025, 529,838,610 and 380,763,481 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	52	38
Additional paid in capital	1,662,209	805,828
Accumulated other comprehensive income	1,414	329
Accumulated deficit	(93,683)	(368,387)
Total Ondas Inc. stockholders’ equity	1,569,992	437,808
Noncontrolling interest	5,585	4,011
Total stockholders’ equity	1,575,577	441,819
Total liabilities, temporary equity, and stockholders’ equity	$2,993,497	$1,132,841

The accompanying footnotes are an integral part of these Condensed Consolidated Financial Statements.

ONDAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues, net	$83,772	$6,273	$133,894	$10,522
Cost of goods sold	47,641	2,941	73,105	5,701
Gross profit	36,131	3,332	60,789	4,821

Operating expenses:
General and administrative	128,007	6,079	171,323	11,988
Sales and marketing	20,883	2,266	31,377	4,696
Research and development	30,953	4,237	44,472	7,696
Change in fair value of contingent consideration	19,234	-	19,234	-
Total operating expenses	199,077	12,582	266,406	24,380

Operating loss	(162,946)	(9,250)	(205,617)	(19,559)

Other income (expense), net
Interest expense	(1,041)	(1,561)	(1,378)	(5,428)
Other income (expense), net	45,238	60	449,743	102
Total other income (expense), net	44,197	(1,501)	448,365	(5,326)

Income (loss) before provision for income taxes	(118,749)	(10,751)	242,748	(24,885)

Provision for (benefit from) income taxes	(29,053)	-	(28,807)	-

Net income (loss)	(89,696)	(10,751)	271,555	(24,885)
Less preferred dividends attributable to noncontrolling interest	-	390	-	780
Less deemed dividends attributable to accretion of redemption value	342	878	1,631	1,695
Net loss attributable to noncontrolling interests	(1,451)	-	(3,149)	-
Net income (loss) attributable to Ondas Inc. stockholders	$(88,587)	$(12,019)	$273,073	$(27,360)

Net income (loss) per share – basic	$(0.18)	$(0.08)	$0.41	(0.21)
Net income (loss) per share – diluted	$(0.19)	$(0.08)	$0.38	(0.21)

Weighted average number of common shares outstanding, basic and diluted
Basic	500,709	150,653	473,053	127,955
Diluted	503,593	150,653	491,308	127,955

The accompanying footnotes are an integral part of these Condensed Consolidated Financial Statements.

ONDAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(89,696)	$(10,751)	$271,555	$(24,885)
Other comprehensive income (loss):
Foreign currency translation	2,433	-	2,134	-
Available-for-sale investments:
Unrealized gain (loss), net	(275)	-	(657)	-
Comprehensive income (loss)	$(87,538)	$(10,751)	$273,032	$(24,885)

Comprehensive income (loss) attributable to:
Comprehensive loss attributable to noncontrolling interests	$(1,451)	$-	$(3,149)	$-
Foreign currency translation adjustments attributable to noncontrolling interests	383	-	391	-
Noncontrolling interests	(1,068)	-	(2,758)	-
Comprehensive income (loss) attributable to Ondas Inc. stockholders	$(86,470)	$(10,751)	$275,790	$(24,885)

The accompanying footnotes are an integral part of these Condensed Consolidated Financial Statements.

ONDAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY

FOR THE three and six months ended June 30, 2026 and 2025

(dollars in thousands)

(Unaudited)

					Ondas Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interest		Common Stock		Additional Paid in	Accumulated other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance, January 1, 2026	538,048	$29,796	380,763,481	$38	$805,828	$329	$(368,387)	$4,011	$441,819
Accretion to redemption amount of redeemable noncontrolling interests	-	1,289	-	-	(1,289)	-	-	-	(1,289)
Settlement of redeemable noncontrolling interest	-	(2,582)	352,968	-	2,574	9	-	-	2,583
Deconsolidation of subsidiary	(538,048)	(24,513)	-	-	8,459	-	-	-	8,459
Issuance of shares, warrants, and pre-funded warrants from Offerings, net of offering costs	-	-	19,000,000	2	(2)	-	-	-	-
Issuance of shares upon exercise of options and warrants and delivery of restricted stock units	-	-	44,737,301	4	10,035	-	-	-	10,039
Issuance of shares in connection with acquisitions	-	-	21,819,156	2	232,526	-	-	-	232,528
Issuance of shares in exchange for shares of OAS, net of costs	-	-	2,389,203	-	2,051	-	-	-	2,051
Stock-based compensation	-	-	-	-	19,575	-	-	-	19,575
Change in net unrealized gain on debt securities, net of tax	-	-	-	-	-	(383)	-	-	(383)
Foreign currency translation adjustments, net of tax	-	9	-	-	-	(316)	-	(1)	(317)
Net income (loss)	-	(1,545)	-	-	-	-	362,949	(153)	362,796
Balance, March 31, 2026	-	$2,454	469,062,109	$46	$1,079,757	$(361)	$(5,438)	$3,857	$1,077,861
Accretion to redemption amount of redeemable noncontrolling interests	-	342	-	-	(342)	-	-	-	(342)
Reclassification of redeemable noncontrolling interest	-	(1,578)	-	-	-	-	-	1,578	1,578
Deconsolidation of subsidiary	-	-	-	-	2,619	-	-	-	2,619
Issuance of shares upon exercise of options and warrants and delivery of restricted stock units	-	-	6,822,466	1	2,173	-	-	-	2,174
Issuance of shares in connection with acquisitions	-	-	53,954,035	5	508,993	-	-	-	508,998
Stock-based compensation	-	-	-	-	69,009	-	-	-	69,009
Change in net unrealized gain on debt securities, net of tax	-	-	-	-	-	(275)	-	-	(275)
Foreign currency translation adjustments, net of tax	-	86	-	-	-	2,050	-	297	2,347
Net loss	-	(1,304)	-	-	-	-	(88,245)	(147)	(88,392)
Balance, June 30, 2026	-	$-	529,838,610	$52	$1,662,209	$1,414	$(93,683)	$5,585	$1,575,577

The accompanying footnotes are an integral part of these Condensed Consolidated Financial Statements.

ONDAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY

FOR THE three and six months ended June 30, 2026 and 2025

(dollars in thousands)

(Unaudited)

					Ondas Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interest		Common Stock		Additional Paid in	Accumulated other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance, January 1, 2025	538,048	$19,361	93,173,191	$9	$252,942	$-	$(236,369)	$-	$16,582
Preferred dividends attributable to redeemable noncontrolling interest	-	390	-	-	(390)	-	-	-	(390)
Accretion of redeemable preferred stock in Ondas Networks	-	817	-	-	(817)	-	-	-	(817)
Issuance of warrants in Ondas Networks, in connection with convertible note payable	-	-	-	-	346	-	-	-	346
Issuance of shares for payment on convertible debt	-	-	33,322,397	3	21,936	-	-	-	21,939
Issuance of shares upon exercise of options and warrants and delivery of restricted stock units	-	-	1,105,500	-	984	-	-	-	984
Delivery of shares for vesting of restricted stock units			123,711	-	-				-
Stock-based compensation	-	-	-	-	1,573	-	-	-	1,573
Net Loss	-	-	-	-	-	-	(14,136)	-	(14,136)
Balance, March 31, 2025	538,048	$20,568	127,724,799	$12	$276,574	$-	$(250,505)	$-	$26,081
Preferred dividends attributable to redeemable noncontrolling interest	-	390	-	-	(390)	-	-	-	(390)
Accretion of redeemable preferred stock in Ondas Networks	-	878	-	-	(878)	-	-	-	(878)
Issuance of shares of Pre-Funded Warrants from 2025 Public Offering, net of costs	-	-	27,200,000	3	42,674	-	-	-	42,677
Issuance of shares for payment on convertible debt	-	-	33,584,247	3	22,921	-	-	-	22,924
Issuance of shares upon exercise of options and warrants	-	-	17,888,750	2	8,976	-	-	-	8,978
Delivery of shares for restricted stock units	-	-	334,870	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	2,179	-	-	-	2,179
Net loss	-	-	-	-	-		(10,750)		(10,750)
Balance, June 30, 2025	538,048	$21,836	206,732,666	$20	$352,056	$-	$(261,255)	$-	$90,821

The accompanying footnotes are an integral part of these Condensed Consolidated Financial Statements.

ONDAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$271,555	$(24,885)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Unrealized gains on investments	(9,799)	-
Realized gains on investments	(2,925)	-
Accretion of discounts on investments, net	1,219	-
Depreciation	1,603	370
Amortization of debt discount and issuance cost	-	4,497
Amortization of intangible assets	24,263	2,117
Amortization of right of use asset	308	560
Noncash interest expense	852	-
Income from equity method investments	(202)	-
Loss on intellectual property	-	16
Gain on disposal of equipment	(77)	-
Gain on acquisition consideration	(6,182)	-
Gain on deconsolidation of subsidiary	(48,834)	-
Loss on acquisition of variable interest entity	46,150	-
Change in fair value of warrant liability	(404,798)	-
Change in fair value of note receivable from affiliate	(305)	-
Change in fair value of investment in affiliate	2,487	-
Change in fair value of contingent consideration	19,234	-
Change in fair value of government grant liability	286	111
Deferred income taxes	(30,068)	-
Stock-based compensation	88,753	3,751
Changes in operating assets and liabilities, net of acquisitions and deconsolidations:
Accounts receivable	(33,875)	(160)
Inventory	(14,050)	(1,369)
Other current assets	(31,607)	(3,608)
Deposits and other assets	(10,508)	(43)
Accounts payable	1,577	(897)
Accrued expenses and other current liabilities	2,692	2,040
Deferred revenue	(6,617)	3,036
Operating lease liability	(631)	(599)
Other liabilities	2,120	-
Net cash flows used in operating activities	(137,379)	(15,063)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(9,093)	(267)
Purchase of long-term equity investments	(9,950)	-
Proceeds from sale of short-term investments	5,720	-
Purchases of short-term investments	(762,127)	-
Maturities of short-term investments	66,537	-
Cash paid for acquisition, net of cash acquired	(45,233)	-
Deconsolidation of subsidiary cash	(7,011)	-
All other investing activities	(1,898)	(39)
Net cash flows used in investing activities	(763,055)	(306)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options and warrants	12,213	9,963
Proceeds from sale of common stock and warrants, net of issuance costs	959,104	42,677
Proceeds from notes payable and convertible notes payable, net of issuance costs	855	923
Proceeds from government grant	-	365
Payments on notes payable	(346)	-
Payments on government grant liability	(425)	(7)
Net cash flows provided by financing activities	971,401	53,921

Increase in cash, cash equivalents, and restricted cash	70,967	38,552
Effect of exchange rate on cash	1,052	-
Cash, cash equivalents, and restricted cash beginning of period	594,359	29,999
Cash, cash equivalents, and restricted cash end of period	$666,378	$68,551

The accompanying footnotes are an integral part of these Condensed Consolidated Financial Statements.

ONDAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$10	$8
Cash paid for income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred dividends attributable to redeemable noncontrolling interest	$-	$780
Accretion of redeemable noncontrolling interest to redemption value	$1,631	$1,695
Common stock issued in connection with acquisitions	$741,526	$-
Common stock issued in exchange for debt repayment	$-	$47,102
Issuance of shares in exchange for shares of OAS, net of costs	$2,051	$-
Warrants issued in connection with convertible notes payable with respect to Ondas Networks	$-	$346
Operating leases right-of-use assets obtained in exchange of lease liabilities	$9,437	$1,353

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company evaluates whether entities in which it holds an ownership or contractual interest should be consolidated. This evaluation requires significant judgment, including determining whether an entity is a variable interest entity (“VIE”) and, if so, whether the Company is the primary beneficiary. In determining whether the Company is the primary beneficiary of a VIE, the Company applies a qualitative approach that determines whether the Company has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. The Company continuously reassesses whether the Company is the primary beneficiary of a VIE as changes to existing interest, relationships or future transactions may result in consolidation or deconsolidation of the VIE.

Acquisitions

Assets acquired, liabilities assumed, and noncontrolling interests in a business combination are measured at fair value at the acquisition date. Any excess of the consideration transferred over the estimated fair value of net assets acquired is recorded as goodwill.

The Company accounts for asset acquisitions related to transactions that do not meet the definition of a business. In an asset acquisition, the cost of the transaction, including transaction costs and contingent consideration that is probable and reasonably estimable at the acquisition date, is allocated to the identifiable assets acquired and liabilities assumed on a relative fair value basis. No goodwill is recognized in an asset acquisition. Any excess of the transaction cost over the estimated fair value of net assets acquired is recognized in earnings.

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

Use of Estimates

The process of preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements. Such management estimates include those relating to allocation of consideration for business combinations to identifiable tangible and intangible assets, asset acquisitions, deconsolidation’s and retained interests, revenue recognition, inventory write-downs to reflect net realizable value, fair values of financial instruments and goodwill, assumptions used in the valuation of contingent consideration liabilities, stock-based awards, derivative warrant liabilities, and valuation allowances against deferred tax assets. Actual results could differ from those estimates.

Cash and Cash Equivalents, and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash includes cash that is not readily available for use in the Company’s operating activities. At December 31, 2025, $37.6 million of our restricted cash balance relates to funds held in escrow in connection with the acquisition of Sentrycs. The restrictions on the $37.6 million funds held in escrow were released during the six months ended June 30, 2026. The remaining restricted cash balance at June 30, 2026 and December 31, 2025 is attributable to (i) minimum cash reserves required to be maintained to cover bank guarantees issued for new customer orders and operating leases, and (ii) minimum cash reserve requirements for credit cards.

Debt Investments

The Company accounts for its investments in debt securities, including fixed-income securities and certificates of deposit, as available-for-sale. Available-for-sale debt securities are recorded at fair value on the consolidated balance sheets, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss).

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

Equity Investments

The Company’s investments in equity securities with readily determinable fair values are measured at fair value, with changes in fair value recognized in earnings. Equity securities without readily determinable fair values are recorded at cost, less impairment, and adjusted for observable price changes in orderly transactions for identical or similar equity securities of the same issuer, with such adjustments recognized in earnings. Equity investments over which the Company has significant influence, generally presumed when the Company owns 20% or more of the investee’s voting interests, are accounted for using the equity method of accounting, unless the fair value option is elected. Dividends received from equity securities are recognized in earnings when declared.

Inventory

Inventories, which consist of raw materials, work in process, and finished goods, are stated at the lower of cost (first-in, first-out) or net realizable value, net of reserves for excess and obsolete inventory. We continually analyze our slow-moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value.

(dollars in thousands)	June 30, 2026	December 31, 2025
Raw material	$35,426	$14,153
Work in process	8,791	1,470
Finished goods	9,518	7,992
Less inventory reserves	(1,701)	(1,652)
Total inventory, net	$52,034	$21,963

Impairment of Long-Lived Assets

Long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. There was no impairment of long-lived assets for the three and six months ended June 30, 2026 and 2025, respectively.

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

Other Income (Expense)

The components of other income (expense), net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Gain on deconsolidation	(2,619)	-	48,834	-
Change in fair value of warrant liability	15,250	-	404,798	-
Unrealized gain on investments	12,416	-	9,799	-
Interest and dividend income	12,493	250	24,629	451
Loss on acquisition of variable interest entity	-	-	(46,150)	-
Change in fair value of government grant liability	(182)	(143)	(286)	(267)
Gain on acquisition consideration	6,182	-	6,182	-
Change in fair value of Networks notes receivable	305	-	305	-
Change in fair value of investment in Networks	(2,487)	-	(2,487)	-
Foreign exchange gain (loss), net	808	(30)	911	(64)
Realized gain on investments	2,925	-	2,925	-
Other income (expense), net	147	(17)	283	(18)
Total other income (expense), net	$45,238	$60	$449,743	$102

Fair Value of Financial Instruments

Our financial assets measured at fair value on a recurring basis consist primarily of cash equivalents, such as money market funds, investments, including publicly traded equity securities, warrants (including warrants exercisable for publicly traded stock), instruments for which the Company has elected to apply the fair value option, and available-for-sale debt securities. Our financial liabilities measured at fair value on a recurring basis consist primarily of government grant liabilities and warrant liabilities.

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

Stock-based Compensation

The Company measures stock-based compensation expense for stock option awards (“Stock-based Awards”) based on the estimated grant-date fair value using the Black-Scholes-Merton option pricing model and recognizes the related compensation expense on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they occur.

The Black-Scholes-Merton option pricing model requires the use of subjective assumptions, including expected stock price volatility, expected term, risk-free interest rate, and dividend yield. The expected term is estimated using the simplified method due to the Company's limited history of option exercises. Under this method, the expected term is determined based on the weighted average of the vesting period and the contractual term of the award. Historically, the Company primarily relied on the historical volatility of comparable public companies due to insufficient Company-specific trading history. As additional trading history has become available, the Company has incorporated the historical volatility of its own common stock into the expected volatility assumption through a blended methodology. Management will continue to reassess the relative weighting of Company-specific and peer-group volatility as the Company’s trading history matures.

The Company recognizes restricted stock unit expense over the period of vesting or the period that services will be provided. For awards with graded vesting schedules that contain only service-based vesting conditions, the Company has elected the straight-line attribution method. The Company periodically evaluates cumulative compensation cost recognized and records any required catch-up adjustment to ensure that cumulative compensation expense recognized is not less than the grant-date fair value of the vested portion of the award. This assessment may result in accelerated recognition of compensation expense in certain periods.

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

Diluted net income (loss) per share is calculated using the more dilutive of the two-class method or the treasury stock and if-converted methods, as applicable. Potential dilutive shares include stock options, warrants, restricted stock units, contingently issuable shares, and convertible preferred stock. Because the Company reported a net loss for the six months ended June 30, 2025, the effect of potentially dilutive securities would have been anti-dilutive; therefore, diluted net loss per share equals basic net loss per share for that period.

The reconciliation of basic to diluted shares is as follows (in thousands except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Calculation of basic income (loss) per share attributable to stockholders
Net income (loss) attributable to stockholders	$(88,587)	$(12,019)	$273,073	$(27,360)
Net income attributable to participating securities	-	-	(77,508)	-
Net income (loss) attributable to common stockholders - basic	$(88,587)	$(12,019)	$195,565	$(27,360)
Weighted-average common shares outstanding - basic	500,708,893	150,652,998	473,052,511	127,955,008
Earnings per share - basic	$(0.18)	$(0.08)	$0.41	$(0.21)
Calculation of diluted income (loss) per share attributable to stockholders
Net income (loss) attributable to stockholders	$(88,587)	$(12,019)	$273,073	$(27,360)
Net income attributable to participating securities		-	(77,508)	-
Change in fair value associated with dilutive shares	(7,360)	-	(7,478)	-
Net income (loss) attributable to common stockholders - diluted	$(95,947)	$(12,019)	$188,087	$(27,360)

Weighted-average common shares outstanding - basic	500,708,893	150,652,998	473,052,511	127,955,008
Common stock warrants	-	-	246,911	-
Common stock options	-	-	9,596,583	-
Restricted stock units	-	-	6,032,313	-
Other	2,884,539	-	2,379,411	-
Weighted-average common shares outstanding - diluted	503,593,432	150,652,998	491,307,729	127,955,008
Net income (loss) per share - diluted	$(0.19)	$(0.08)	$0.38	$(0.21)

The following potentially dilutive securities for the three and six months ended June 30, 2026 and 2025, have been excluded from the computation of diluted net income (loss) per share because the effect of their inclusion would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Warrants to purchase common stock	196,256,760	14,028,689	195,527,101	14,028,689
Options to purchase common stock	27,866,387	17,482,554	9,546,650	17,482,554
Contingently issuable shares	116,806,574	-	114,780,665	-
Potential shares issuable under 2024 Additional Notes	-	30,549,398	-	30,549,398
Restricted stock units	33,178,399	3,740,238	-	3,740,238
Total potentially dilutive securities	374,108,120	65,800,879	319,854,416	65,800,879

Concentration of Customers

A significant portion of our revenues are concentrated with a small number of customers. Revenues from each customer that were 10% or greater of total revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A	40%	19%	37%	28%
Customer B	*	27%	*	31%
Customer C	*	50%	*	30%

* less than 10%

A significant portion of our accounts receivable are concentrated with a small number of customers. Accounts receivable from each customer that were 10% or greater of total accounts receivable were as follows:

	June 30, 2026	December 31, 2025
Customer A	43%	73%

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

The early, prospective adoption of ASU 2025-06 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows as of and for the period ended June 30, 2026. However, the guidance is expected to affect the timing and amount of internal-use software costs capitalized and amortized in future periods, as well as related disclosures.

Reclassification

During the second quarter of 2026, the Company completed its functional classification assessment of amortization of acquired developed technology. Amortization attributable to developed technology used in research and development activities is presented in research and development expense. Accordingly, the Company reclassified $3.1 million of developed technology amortization recognized during the three months ended March 31, 2026 from general and administrative expense to research and development expense in the year to date results for the period ended June 30, 2026.

During the three and six months ended June 30, 2026, the Company updated the presentation of certain non-operating income and expense items by presenting such amounts within a single line item, "Other income (expense), net," in the condensed consolidated statements of operations. Additional disaggregated information regarding the components of other income (expense), net is presented in Note 2. Prior-period amounts have been conformed to the current-period presentation.

NOTE 3 – REVENUE

The following table presents our disaggregated revenues by type, timing and geographical region.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Type of Revenue
Product revenue	$43,446	$3,605	$81,813	$6,829
Service revenue	23,603	2,496	32,926	3,305
Development revenue	16,723	172	19,155	388
Total revenue	$83,772	$6,273	$133,894	$10,522

Timing of Revenue
Revenue recognized point in time	$49,594	$6,021	$90,156	$10,005
Revenue recognized over time	34,178	252	43,738	517
Total revenue	$83,772	$6,273	$133,894	$10,522

Geographical Region
Israel	$37,460	$1,259	$59,058	$3,747
Europe	19,384	3,111	31,455	3,111
Asia - Other	2,587	40	14,587	51
Africa	4,261	-	4,882	-
North America	17,278	139	20,591	356
United Arab Emirates	1,542	1,724	1,847	3,257
Other	1,260	-	1,474	-
Total revenue	$83,772	$6,273	$133,894	$10,522

Contract Assets and Liabilities

The Company recognizes a receivable or contract asset when we perform a service or transfer a good in advance of receiving consideration. A receivable is recorded when our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. A contract asset is recorded when we have recognized revenue over time in accordance with meeting our performance obligation but are unable to invoice the customer yet based on the contractual invoicing terms. The contract asset is reclassified to a receivable when the right to consideration becomes unconditional. Contract assets are included in other current assets on the condensed consolidated balance sheets. The table below details the activity in our contract assets during the six months ended June 30, 2026 and the year ended December 31, 2025.

(dollars in thousands)	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Balance, beginning of period	$3,171	$206
Contract assets acquired in business combination	17,722	-
Contract assets recognized	42,201	8,476
Reclassification to accounts receivable, net	(17,940)	(5,511)
Balance, end of period	$45,154	$3,171

The Company recognizes a contract liability (deferred revenue) when we receive consideration from a customer, or if we have the unconditional right to consideration (i.e., a receivable), prior to satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. The table below details the activity in our contract liabilities during the six months ended June 30, 2026 and the year ended December 31, 2025.

(dollars in thousands)	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Balance, beginning of period	$8,501	$329
Contract liabilities acquired in business combinations	25,422	7,374
Effect of deconsolidation of subsidiary	(337)	-
Additions	14,489	9,542
Recognized as revenue	(18,389)	(8,744)
Balance, end of period	$29,686	$8,501

Revenue recognized during the six months ended June 30, 2026 and 2025 that was included in the contract liability opening balance was $6.9 million and $19 thousand, respectively. As of June 30, 2026 and December 31, 2025, $2.9 million and $0.5 million of the contract liability balance represents long-term deferred revenue and is included in other liabilities on the consolidated balance sheets, respectively.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

(dollars in thousands)	June 30, 2026	December 31, 2025
Prepaid insurance	$854	$1,417
Dividend income receivable	5,920	321
Prepaid income and other taxes	7,912	9,551
Advance to vendors	22,813	6,831
Contract assets	45,154	3,171
Receivable for stock option exercises	19	2,965
Other prepaid expenses and current assets	5,654	1,217
Total other current assets	$88,326	$25,473

NOTE 5 – GOODWILL AND ACQUISITIONS

The following table summarizes the change in the Company’s goodwill:

(dollars in thousands)	Total
Balance as of January 1, 2026	$251,809
Measurement period adjustments	(21,870)
Foreign currency translation	(919)
Goodwill acquired during the period	432,342
Balance as of June 30, 2026	$661,362

The Company completed the acquisitions detailed below to expand product offerings, add critical technology, and enter new markets. Control was obtained through the purchase of the issued and outstanding share capital pursuant to the respective share purchase agreement. Equity consideration issued in connection with the acquisitions was measured at fair value based on the quoted market price on the respective acquisition dates. All identifiable intangible assets acquired other than goodwill are finite lived.

Acquisition-related costs incurred in connection with the 2026 acquisitions were $4.4 million and $10.2 million for the three and six months ended June 30, 2026, respectively, and were expensed as incurred. These costs are included in general and administrative expense in the condensed consolidated statements of operations. The accounts receivable acquired across the Company’s 2026 acquisitions were not material, either individually or in the aggregate. Accordingly, the Company has not separately disclosed the gross contractual amounts receivable or the best estimate of contractual cash flows not expected to be collected. The unaudited pro forma financial information reflected below includes adjustments that are directly attributable to the acquisitions and factually supportable, including incremental amortization of acquired intangible assets and incremental depreciation related to fair value adjustments of property and equipment.

The Company valued identifiable intangible assets acquired in its business combinations, and assets acquired that are consolidated as variable interest entities (i.e., Indo Earth Ltd.), using valuation approaches applied consistently across all acquisitions completed during the period. For material acquisitions, the Company primarily used income-based valuation techniques to estimate fair value based on the present value of expected future economic benefits, including the multi-period excess earnings method for developed technology and the relief-from-royalty method for trade names. These valuations incorporate managements financial forecasts, estimated useful lives, contributory asset charges, royalty rates, tax rates, and discount rates. For acquisitions determined to be immaterial, the Company may use market-based benchmarking approaches, including observable transaction multiples, comparable royalty rate benchmarks, and other market-corroborated data, to estimate the fair value of acquired intangible assets. The Company engaged third-party valuation specialists, as appropriate, to assist in the identification and valuation of intangible assets acquired.

2026 Acquisitions

Rotron Aerospace Ltd.

On March 16, 2026, the Company completed the acquisition of Rotron Aerospace Ltd. (“Rotron”), pursuant to the Share Purchase Agreement (the “Rotron Acquisition Agreement”), by and among the Company, Gilo Holdings Ltd., a private limited company existing under the laws of England and Wales (“Gilo”) and indirect owner of Rotron, and the shareholders of Gilo. Pursuant to the Rotron Acquisition Agreement, the Company acquired 100% of the issued and outstanding share capital of Rotron. The purchase consideration includes cash consideration of $6.7 million and the issuance of 3,334,753 shares of the Company’s common stock with a fair value of $35.1 million.

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

In addition, the Rotron Acquisition Agreement provides for a separate contingent payment to the former shareholders based on the amount of preacquisition research and development credit ultimately received by the Company. The contingent consideration was recorded at its fair value of $0.8 million.

The following table summarizes the consideration paid for Rotron and the preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

(dollars in thousands)
Purchase price consideration
Cash	$6,662
Equity	35,115
Fair value of the earn-out consideration	42,489
Total purchase price consideration	$84,266

Estimated fair value of assets acquired:
Cash and cash equivalents and restricted cash	$154
Inventory	972
Other current assets	1,812
Property and equipment	390
Right-of-use assets	768
Intangible assets	28,748
Total estimated fair value of assets acquired	32,844

Estimated fair value of liabilities assumed:
Accounts payable	852
Accrued expenses and other current liabilities	771
Lease liabilities	768
Other long-term liabilities	86
Deferred tax liability	5,886
Total estimated fair value of liabilities assumed	8,363

Net assets acquired	$24,481

Goodwill	$59,785

The intangible assets acquired include $25.0 million allocated to developed technology, with a useful life of five years, and $3.7 million allocated to trademarks, with a useful life of five years. The acquired intangible assets have a weighted-average amortization period of five years. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. During the three and six months ended June 30, 2026, the Company recorded measurement period adjustments primarily related to an increase in contingent consideration of $0.8 million, a decrease in deferred tax liabilities of $1.3 million, and increases in certain accruals. The measurement period adjustments resulted in a net decrease to goodwill of $0.6 million. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in fair values of property, plant, and equipment, (2) changes in valuation of intangible assets such as developed technology, tradename, as well as goodwill, (3) deferred tax balances and (4) other changes to assets and liabilities.

Rotron generated revenue of $3.5 million and a net loss of $1.4 million for the three months ended June 30, 2026, and revenue of $3.8 million and net loss of $1.4 million for the six months ended June 30, 2026, in each case from the acquisition date, which are included in the Company's condensed consolidated statements of operations.

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

(dollars in thousands)
Purchase price consideration
Cash	$23,456
Equity	104,521
Total purchase price consideration	$127,977

Estimated fair value of assets acquired:
Cash and cash equivalents	$3,493
Accounts receivable	9,285
Inventory	10,862
Other current assets	5,614
Property and equipment	1,042
Right of use asset	1,674
Other long-term assets	2,812
Intangible assets	58,400
Total estimated fair value of assets acquired	$93,182

Estimated fair value of liabilities assumed:
Accounts payable	$2,746
Accrued expenses and other current liabilities	7,516
Deferred revenues	14,253
Lease liabilities	1,581
Deferred tax liability	632
Total estimated fair value of liabilities assumed	26,728

Net assets acquired	$66,454

Goodwill	$61,523

The intangible assets acquired include $34.6 million allocated to customer relationships with a useful life of eight years, $21.1 million allocated to developed technology with a useful life of eight years, and $2.7 million allocated to trademarks with a useful life of seven years. The acquired intangible assets have a weighted-average amortization period of eight years. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. During the three and six months ended June 30, 2026, the Company recorded measurement period adjustments primarily related to a decrease in deferred tax liabilities of $12.8 million and an increase in certain accruals of $0.7 million. The measurement period adjustments resulted in a net decrease to goodwill of $12.1 million. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in fair values of property, plant, and equipment, (2) changes in valuation of intangible assets such as customer relationships, developed technology, and trademarks, as well as goodwill, (3) deferred tax balances, and (4) other changes to assets and liabilities.

Bird generated revenue of $5.9 million and net loss of $6.7 million for the three months ended June 30, 2026, and revenue of $16.5 million and net loss of $4.7 million for the six months ended June 30, 2026, in each case from the acquisition date, which are included in the Company's condensed consolidated statements of operations.

Indo-Earth Moving Ltd.

On March 17, 2026, the Company completed the acquisition of Indo Earth Moving Ltd. (“Indo”) pursuant to a Share Purchase Agreement with Indo’s shareholders and their representative (the “Indo Agreement”). Pursuant to the Indo Agreement, at closing the Company transferred cash consideration of $5.7 million and 2,441,506 shares of Common Stock with a fair value of $27.5 million, for total consideration of $33.5 million (together, the “Indo Base Consideration”), in exchange for all outstanding equity interests in Indo. The Company also agreed to issue 3,051,882 shares of Common Stock upon the achievement of specified technical and regulatory milestones (the “Indo Milestone Payment”) and agreed to make additional earn-out payments of up to $140.0 million, payable in cash or shares of the Company's Common stock at the Company's election, based on the achievement of defined post-closing revenue, bookings and profitability targets (the “Indo Earn-Out Payments”).

Although the transaction was structured as a legal acquisition, (i) Indo did not meet the GAAP definition of a business under ASC 805, (ii) Indo qualified as a variable interest entity (“VIE”) as its pre-Acquisition equity capitalization was not sufficient to finance its activities without additional subordinated financial support, and (iii) the Company was the primary beneficiary of Indo. As such, Indo was consolidated in the Company’s condensed consolidated financial statements beginning on the date the Company obtained a controlling financial interest and recognized a loss on the acquisition measured as the difference between the fair value of the consideration paid and the net amount of Indo’s identifiable assets measured in accordance with ASC 805.

The Indo Milestone Payment and Indo Earn-Out Payments represent liability-classified contingent consideration and were measured at fair value at the date the Company obtained a controlling financial interest. The fair value of the Indo Milestone Payment and Indo Earn-Out Payments at the date the Company obtained a controlling financial interest totaled $25.4 million and $58.8 million, respectively. The fair value of the Indo customer relationship acquired totaled $92.5 million and has an estimated useful life of ten years. Amortization of the Indo Customer Relationship is presented in sales and marketing expense on a straight-line basis.

Under the terms of the Indo Agreement, the Company may be entitled to recover all or a portion of the Indo Base Consideration transferred if certain conditions are not satisfied within a defined period following the acquisition date. As of June 30, 2026, the Company has concluded that the refundability provisions represent a contingent feature of the purchase consideration. Accordingly, the refundable amounts continue to be evaluated at each reporting date based on the facts and circumstances then existing, including the likelihood that the relevant conditions will be met. The Company has not recorded any refund receivable as of June 30, 2026, as management has determined that realization of any refund is not probable.

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

World View

On April 1, 2026, the Company completed the acquisition of World View Enterprises Inc., a Delaware corporation ("World View") pursuant to the Agreement and Plan of Merger dated March 23, 2026 (the “World View Agreement”), by and among the Company, Wassaic Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Wassaic Merger Sub”), World View and Fortis Advisors LLC, a Delaware limited liability company, in its capacity as the representative. Pursuant to the World View Agreement, Wassaic Merger Sub merged with and into World View, with World View surviving the merger as a wholly owned subsidiary of the Company and the Company obtaining 100% of the voting equity interests in World View. The aggregate purchase consideration was $145.3 million, consisting of 12,774,802 shares of the Company’s common stock with a fair value of $112.5 million, $10.0 million related to effective settlement of a pre-acquisition note receivable described below, and $22.8 million of cash consideration.

Prior to the acquisition, the Company purchased a $10.0 million convertible promissory note issued by World View. The promissory note was entered into in contemplation of the acquisition and was accounted for at fair value prior to closing. The promissory note was effectively settled upon the Company obtaining control of World View and its fair value upon closing was included in the aggregate consideration transferred.

The acquisition of World View expands the Company's capabilities in advanced aerial intelligence, surveillance, and reconnaissance solutions and enhances the Company's position in the defense, security, and critical, infrastructure markets.

The following table summarizes the consideration paid for World View and the preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

(dollars in thousands)
Purchase price consideration
Cash	$22,769
Equity	112,546
Effective settlement of pre-acquisition note receivable	10,044
Total purchase price consideration	$145,359

Estimated fair value of assets acquired:
Cash and cash equivalents and restricted cash	$6,195
Accounts receivable	119
Inventory	2,204
Other current assets	2,780
Property and equipment	458
Right of use asset	7,308
Intangible assets	72,000
Total estimated fair value of assets acquired	$91,064

Estimated fair value of liabilities assumed:
Accounts payable	$1,549
Accrued expenses and other current liabilities	11,772
Deferred revenues	4,129
Lease liabilities	7,308
Other long-term liabilities	3,858
Deferred tax liabilities	1,973
Total estimated fair value of liabilities assumed	$30,589

Net Assets Acquired	$60,475

Goodwill	$84,884

The intangible assets acquired include $68.3 million allocated to developed technology with a useful life of eight years, and $3.7 million allocated to trade name with a useful life of eight years. The acquired intangible assets have a weighted-average amortization period of eight years. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. All goodwill was assigned to the Company’s OAS reportable segment. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in valuation of intangible assets such as developed technology and trade name, as well as goodwill, (2) changes to acquired deferred tax assets and liabilities, including the impact of Section 382 ownership change analysis, and (3) other changes to assets and liabilities.

Concurrently with the closing of the acquisition, the Company granted restricted stock awards to certain continuing employees of World View ("World View Awards"). The World View Awards had an aggregate grant date fair value of $12.0 million. The World View Awards were granted outside the Company's existing equity incentive plan as inducement awards in connection with the acquisition and are subject to terms and conditions of the applicable award agreements. The World View Awards vest over a twelve month period subject to recipient's continued employment through the applicable vesting dates. The Company accounted for these awards separately from the business combination as stock-based compensation.

World View generated revenue of $2.0 million and net loss of $20.9 million since the acquisition date that is recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2026.

Mistral

On April 24, 2026, the Company completed the acquisition of Mistral, Inc., a Delaware corporation ("Mistral"), pursuant to the Agreement and Plan of Merger dated March 8, 2026 (the “Mistral Agreement”), by and among the Company, Project Cyclone, a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), Mistral and Mistral’s sole shareholder. Pursuant to the Mistral Agreement, Merger Sub merged with and into Mistral, with Mistral surviving the merger as a wholly owned subsidiary of the Company and the Company obtaining 100% of the voting equity interests in Mistral. The aggregate purchase consideration was $177.6 million, consisting of 2,612,891 shares of the Company’s common stock with a fair value of $27.6 million and $150.0 million of deferred consideration.

The deferred consideration represented a fixed monetary obligation that was payable through the issuance of a variable number of shares of the Company’s common stock. An initial installment was issued at the closing, with the deferred consideration payable in six remaining equal installments over the 20 business days period following the acquisition date. During the three months ended June 30, 2026, the Company recognized a gain of $7.4 million resulting from changes in the fair value of the deferred consideration liability through settlement. The obligation was settled through issuance of an aggregate of 18,070,922 shares of the Company's common stock.

The Company acquired Mistral to strengthen its position in the U.S. defense market by gaining access to established government contracting channels and expanding its capabilities in defense and homeland security programs. The acquisition also enables the Company to accelerate the deployment of its autonomous systems and enhance its ability to participate directly in large-scale U.S. government contracts.

The following table summarizes the consideration paid for Mistral and the preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

(dollars in thousands)
Purchase price consideration
Equity	$27,566
Deferred consideration	150,000
Total purchase price consideration	$177,566

Estimated fair value of assets acquired:
Cash and cash equivalents	$2,052
Accounts receivable	3,508
Inventory	5,623
Other current assets	10,409
Property and equipment	581
Right of use asset	1,677
Intangible assets	103,800
Total estimated fair value of assets acquired	$127,650

Estimated fair value of liabilities assumed:
Accounts payable	$10,997
Accrued expenses and other current liabilities	2,503
Deferred revenues	3,571
Lease liabilities	1,829
Deferred tax liability	22,338
Total estimated fair value of liabilities assumed	$41,238

Net Assets Acquired	$86,412

Goodwill	$91,154

The intangible assets acquired include $86.3 million allocated to program relationships with a useful life of five years, $11.3 million allocated to customer relationships with a useful life of nine years, and $6.2 million allocated to trademarks with a useful life of seven years. The acquired intangible assets have a weighted-average amortization period of six years. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. All goodwill was assigned to the Company’s OAS reportable segment. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in valuation of intangible assets such as program relationships, customer relationships, and trademarks, as well as goodwill, (2) deferred tax balance, and (3) other changes to assets and liabilities.

Mistral generated revenue of $7.5 million and net income of $12.4 million since the acquisition date that is recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2026.

Omnisys

On May 21, 2026, the Company completed the acquisition of Omnisys Ltd., a company organized under the laws of the State of Israel ("Omnisys") pursuant to the Share Purchase Agreement dated May 16, 2026 (the “Omnisys Agreement”), by and among the Company, Omnisys, Omnisys' shareholders, and Mr. Ofer Yarden, solely in such person’s capacity as the representative, agent and attorney-in-fact of the indemnifying parties. Pursuant to the Omnisys Agreement, the Company acquired 100% of the issued and outstanding share capital of Omnisys for an aggregate purchase consideration of $209.2 million consisting of 3,098,291 shares of the Company’s common stock with a fair value of $28.4 million, $170.0 million of deferred consideration and contingent earn-out consideration with a fair value of $13.2 million.

The deferred consideration consisted of a fixed monetary obligation of $170.0 million, of which $2.4 million was payable in cash and $167.6 million was payable through the issuance of a variable number of shares of the Company’s common stock. An initial installment was issued at the closing, with the deferred consideration payable in six remaining equal installments over 24 trading days following the acquisition date. During the three months ended June 30, 2026, the Company recognized a loss of $1.2 million resulting from changes in the fair value of the deferred consideration liability through settlement. The obligation was settled through issuance of an aggregate of 20,056,441 shares of the Company's common stock.

The contingent earn-out arrangement provides for additional consideration of up to $60.0 million, payable to the former shareholders of Omnisys in either cash or the Company’s common stock, at the Company’s election. The earn-out is contingent upon achievement of specified cumulative new customer order targets during the period beginning on the acquisition date and ending on the third anniversary of the acquisition date. No earn-out payment is due unless the specified minimum performance threshold is achieved. If cumulative new customer orders exceed the specified minimum performance threshold, the earn-out increases on a linear basis, up to a maximum payment of $60.0 million upon achievement of the maximum specified target amount. The contingent consideration is classified as a liability and measured at fair value at each reporting date, with changes in fair value recognized in earnings until the contingency is resolved. There were no changes to the fair value of the contingent consideration through June 30, 2026.

The Company acquired Omnisys to strengthen its autonomous defense systems portfolio by adding battle-proven battlefield orchestration software that complements its existing autonomous platforms and expands opportunities to deliver integrated software-enabled defense solutions to global customers.

The following table summarizes the consideration paid for Omnisys and the preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

(dollars in thousands)
Purchase price consideration
Equity	$28,442
Deferred consideration	170,011
Contingent consideration	13,150
Total purchase price consideration	$211,603

Estimated fair value of assets acquired:
Cash and cash equivalents and restricted cash	$1,058
Short-term investments	4,120
Accounts receivable	1,175
Other current assets	11,147
Property and equipment	1,952
Right of use asset	4,861
Intangible assets	110,600
Total estimated fair value of assets acquired	$134,913

Estimated fair value of liabilities assumed:
Accounts payable	$391
Accrued expenses and other current liabilities	7,030
Deferred revenues	3,469
Lease liabilities	4,861
Other long-term liabilities	538
Deferred tax liability	25,438
Total estimated fair value of liabilities assumed	$41,727

Net Assets Acquired	$93,186

Goodwill	$118,417

The intangible assets acquired include $85.1 million allocated to developed technology with a useful life of eight years, $23.3 million allocated to customer relationships with a useful life of five years, and $2.2 million allocated to trademarks with a useful life of six years. The acquired intangible assets have a weighted-average amortization period of seven years. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in valuation contingent consideration, (2) changes in valuation of intangible assets such as customer relationships, developed technology, and trademarks, as well as goodwill, (3) deferred tax balances, and (4) other changes to assets and liabilities.

Omnisys generated revenue of $13.2 million and net income of $2.1 million since the acquisition date that is recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2026.

Other 2026 acquisitions

During the six months ended June 30, 2026, the Company completed other acquisitions that were individually immaterial, with an aggregate purchase price of approximately $4.8 million in equity consideration. The acquisitions were accounted for as business combinations, and the consideration transferred has been allocated on a preliminary basis to the assets acquired and liabilities assumed. The identifiable intangible assets recognized include approximately $1.3 million of developed technology with a useful life of ten years and $0.5 million of customer relationships with a useful life of five years. The Company also recognized goodwill of approximately $3.9 million, which represents the assembled workforce, acquired capabilities, and future economic benefits expected to arise from the acquisitions. No portion of the goodwill is deductible for tax purposes. The preliminary purchase price allocations are subject to change during the measurement period as additional information becomes available regarding the fair value of the assets acquired and liabilities assumed. Detailed disclosures required for individually material business combinations have not been presented, as the acquisitions were not material individually or in the aggregate.

Supplemental Pro Forma Results of Operations

The following unaudited supplemental pro forma information presents the Company’s results of operations as if the acquisition of Rotron, Bird, World View, Mistral and Omnisys had occurred on January 1, 2025. The unaudited pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred on January 1, 2025 or what the Company’s operating results will be in future periods. There were no material nonrecurring pro forma adjustments directly attributable to the business combinations included in the reported unaudited pro forma revenue and earnings.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Revenue, net	$84,571	$29,662	$156,583	$73,737
Net income (loss)	$(92,963)	$(23,338)	$235,392	$(52,248)

2025 Acquisitions

As of June 30, 2026, the accounting for the Company’s 2025 acquisitions remains preliminary, as certain fair value measurements associated with the assets acquired and liabilities assumed have not yet been finalized. During the three and six months ended June 30, 2026, measurement period adjustments totaled $9.1 million and related to decreases in deferred tax liabilities recorded. These adjustments were applied retrospectively to the acquisition-date amounts and resulted in a corresponding decrease in goodwill. The Company is continuing to evaluate information obtained about facts and circumstances that existed as of the respective acquisition dates, including, but not limited to, the valuation of identifiable intangible assets, tangible assets, assumed liabilities, deferred taxes, and other acquisition-related items.

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

(dollars in thousands)
Purchase price consideration
Cash consideration	$11,950

Estimated fair value of assets acquired:
Cash and cash equivalents and restricted cash	$5,536
Certificates of deposit	907
Other current assets	646
Property and equipment	84
Intangible assets	3,982
Total estimated fair value of assets acquired	$11,155

Estimated fair value of liabilities assumed:
Accounts payable	$1,317
Customer prepayments	3,108
Accrued expenses and other current liabilities	712
Deferred tax liability	879
Total estimated fair value of liabilities assumed	$6,016

Net Assets Acquired	$5,139

Goodwill	$6,811

The intangible assets acquired include $4.0 million allocated to developed technology with an estimated useful life of eight years. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. All of the goodwill was assigned to the OAS reporting unit. During the six months ended June 30, 2026, the Company recorded measurement period adjustments related to certain accruals, which resulted in a net increase to goodwill of $61 thousand. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in fair values of property, plant, and equipment, (2) changes in valuation of intangible assets, including goodwill, and (3) other changes to assets and liabilities.

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

Subject to the terms of the SPO Acquisition Agreement, Shamir had the right (the “First Put Option”) to cause the Company to purchase all (but not less than all) of the remaining issued and outstanding share capital of SPO held by Shamir, which acquisition shall have been accompanied with sale for no additional consideration of any and all capital notes of SPO then held by Shamir (such shares and capital notes, jointly, the “Put Shares”), at a purchase price of approximately $220.69 per share. The First Put Option expired unexercised on June 30, 2026.

Subject to the terms of the SPO Acquisition Agreement, as the First Put Option expired unexercised, Shamir has the right to appoint a third-party evaluator to determine SPO’s valuation and after receiving such valuation, Shamir may offer to the Company to purchase the Put Shares at such evaluated price (the “Second Put Option” together with the First Put Option, the “SPO Options”). If the Company declines, the Company may make a counter-offer to purchase the Put Shares. If Shamir rejects the Company’s counter-offer, Shamir can initiate a “Forced Sale” process to sell 100% of SPO to a third party during a limited period of nine months. Alternatively, if no Forced Sale occurs, Shamir can request an updated evaluation for SPO and either sell to the Company pursuant to Company’s offer, or buy all of the Company’s securities in SPO at the updated valuation. Shamir may exercise the foregoing during the period commencing on the second anniversary of the closing of the SPO Acquisition and ending June 30, 2029. The consideration payable by the Company to Shamir upon the consummation of either the First Put Option or the Second Put Option shall be paid in cash, provided however, that the Company may choose, in its sole discretion, to pay Shamir in Common Stock.

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

The noncontrolling interest was measured at fair value at the acquisition date. The fair value was estimated based on the implied equity value of SPO, using the purchase consideratinoon paid for the Company’s 51% ownership as an observable input. The implied equity value was extrapolated to a 100% basis, and the 49% noncontrolling interest ownership percentage was applied to determine the fair value of the noncontrolling interest. The noncontrolling interest, inclusive of the embedded First Put Option, is reflected within redeemable noncontrolling interest in the consolidated balance sheets.

The intangible assets acquired include $3.2 million allocated to customer relationships with an estimated useful life of five years. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. There were no measurement period adjustments with respect to the three and six months ended June 30, 2026. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in fair values of property, plant, and equipment, (2) changes in valuation of intangible assets such as customer relationships, as well as goodwill, and (3) other changes to assets and liabilities.

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

(dollars in thousands)
Purchase price consideration
Cash	$3,500

Estimated fair value of assets acquired:
Cash and cash equivalents and restricted cash	$2,534
Other current assets	56
Property and equipment	21
Intangible assets	2,379
Total estimated fair value of assets acquired	$4,990

Estimated fair value of liabilities assumed:
Accrued expenses and other current liabilities	$78
Deferred tax liability	468
Total estimated fair value of liabilities assumed	$546

Net assets acquired	$4,444

Reconciliation of goodwill:
Total consideration transferred	$3,500
Add: Fair value of noncontrolling interest	3,891
Less: Net assets acquired	(4,444)
Goodwill	$2,947

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

The intangible assets acquired include $2.4 million allocated to developed technology with an estimated useful life of ten years. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. All of the goodwill was assigned to the OAS reporting unit. During the three and six months ended June 30, 2026, the Company recorded measurement period adjustments related to deferred tax liabilities, which resulted in a net decrease to goodwill of $79 thousand. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in fair values of property, plant, and equipment, (2) changes in valuation of intangible assets such as developed technology, as well as goodwill, and (3) other changes to assets and liabilities.

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

(dollars in thousands)
Purchase price consideration
Cash	$2,400
Common Stock – 801,068 Shares	5,407
Total purchase price consideration	$7,807

Estimated fair value of assets acquired:
Cash and cash equivalents and restricted cash	$1,712
Accounts receivable	253
Other current assets	351
Property and equipment and other long-term assets	722
Intangible assets	2,435
Total estimated fair value of assets acquired	$5,473

Estimated fair value of liabilities assumed:
Accrued expenses and other current liabilities	$836
Notes payable	494
Deferred tax liability	544
Total estimated fair value of liabilities assumed	$1,874

Net assets acquired	$3,599

Reconciliation of goodwill:
Total consideration transferred	$7,807
Add: Fair value of redeemable noncontrolling interest	2,925
Less: Net assets acquired	(3,599)
Goodwill	$7,133

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

The intangible assets acquired include $0.9 million allocated to developed technology with an estimated useful life of ten years, $1.4 million allocated to customer relationships with an estimated useful life of five years, and $0.1 million allocated to backlog with an estimated useful life of three years. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. All of the goodwill was assigned to the OAS reporting unit. During the six months ended June 30, 2026, the Company recorded measurement period adjustments related to deferred tax liabilities, which resulted in a net decrease to goodwill of $16 thousand. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in fair values of property, plant, and equipment, (2) changes in valuation of intangible assets such as developed technology, as well as goodwill, and (3) other changes to assets and liabilities.

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

The Sentrycs Acquisition Agreement detailed that the purchase price consideration of $224.6 million would be paid over four payment dates, with the first payment made upon closing at November 17, 2025. The Company paid $149.6 million on November 17, 2025, consisting of $120.2 million in cash and 4,096,700 shares of Common Stock valued at $29.4 million. The remaining three payments would be made 30-days, 45-days and 120-days after closing. These three payments would total $25.0 million each and consist of $4.6 million in cash and shares of Common Stock valued at $20.4 million. At December 31, 2025, the Company recorded a liability for these payments in the amount of $75.0 million classified as Accrued Purchase Consideration on the Company’s Consolidated Balance Sheets. The Company issued 1,671,899 and 1,622,607 shares of Common Stock on January 8, 2026 and January 22, 2026, respectively, related to the second and third payments.

The Company also paid $37.5 million into an escrow account which we own (the “Ondas Escrow Amount”). On second, third and fourth payment dates, $10.0 million will be returned to the Company, and $2.5 million will be transferred from the Ondas Escrow Amount to the Indemnity Escrow Account. Under the Indemnity Escrow terms and agreement, the funds will be held until the one-year anniversary of the Sentrycs Acquisition Agreement, during which time the Company may make indemnification claims. Any balance remaining after 1 year will be released to the sellers.

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

(dollars in thousands)
Purchase price consideration
Cash	$134,053
Equity portion of purchase price	90,556
Total purchase price consideration	$224,609

Estimated fair value of assets acquired:
Cash and cash equivalents	$1,735
Accounts receivable	2,403
Inventory	2,005
Other current assets	463
Property and equipment	1,780
Right of use asset	1,980
Other long-term assets	312
Intangible assets	72,454
Total estimated fair value of assets acquired	$83,132

Estimated fair value of liabilities assumed:
Accounts payable	$282
Accrued expenses and other current liabilities	2,961
Deferred revenues	3,681
Lease liabilities	2,257
Deferred tax liability	2,709
Total estimated fair value of liabilities assumed	$11,890

Net Assets Acquired	$71,242

Goodwill	$153,367

The intangible assets acquired include $66.0 million allocated to developed technology with an estimated useful life of ten years, $3.7 million allocated to trademarks with an estimated useful life of seven years, and $2.7 million allocated to customer relationships with an estimated useful life of five years. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. All of the goodwill was assigned to the OAS reporting unit. During the six months ended June 30, 2026, the Company recorded measurement period adjustments related to deferred tax liabilities, which resulted in a net decrease to goodwill of $1.9 million. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in fair values of property, plant, and equipment, (2) changes in valuation of intangible assets such as developed technology, as well as goodwill, (3) deferred tax balances and (4) other changes to assets and liabilities.

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

(dollars in thousands)
Purchase price consideration
Cash	$81,653

Estimated fair value of assets acquired:
Cash and cash equivalents and restricted cash	$2,327
Accounts receivable	424
Inventory	5,682
Other current assets	1,393
Property and equipment	151
Right of use asset	1,276
Intangible assets	30,803
Other long-term assets	344
Total estimated fair value of assets acquired	$42,400

Estimated fair value of liabilities assumed:
Accounts payable	$1,835
Accrued expenses and other current liabilities	973
Deferred revenues	735
Lease liabilities	1,434
Deferred tax liability	-
Total estimated fair value of liabilities assumed	$4,977

Net Assets Acquired	$37,423

Goodwill	$44,230

The intangible assets acquired include $12.7 million allocated to developed technology with an estimated useful life of ten years, $14.6 million allocated to customer relationships with an estimated useful life of five years, and $3.5 million allocated to non-compete agreements with an estimated useful life of four years. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. All of the goodwill was assigned to the OAS reporting unit. During the six months ended June 30, 2026, the Company recorded measurement period adjustments related to deferred tax liabilities, which resulted in a net decrease to goodwill of $7.2 million. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in fair values of property, plant, and equipment, (2) changes in valuation of intangible assets such as developed technology, as well as goodwill, and (3) other changes to assets and liabilities.

Goodwill Impairment

The Company reviews goodwill for impairment annually as of December 31 and on an interim basis whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the six months ended June 30, 2026, the Company performed an assessment of whether any such indicators were present and concluded that there were no triggering events or changes in circumstances that would indicate a potential impairment of goodwill. Accordingly, no interim impairment test was performed as of June 30, 2026.

As previously disclosed, the Company performed a qualitative assessment as of December 31, 2025 and concluded there were no indications of impairment with respect to the goodwill recorded at that date.

NOTE 6 – INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

	June 30, 2026			December 31, 2025
	Gross Carrying	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (years)
(dollars in thousands)
Trademarks	$25,392	$(2,589)	$22,803	$6,930	$(1,488)	$5,442	5 - 10
FAA waiver	5,930	(2,908)	3,022	5,930	(2,611)	3,319	10
Developed technology	313,503	(23,780)	289,723	113,604	(12,276)	101,328	5 - 10
Non-compete agreements	3,521	(477)	3,044	3,521	(37)	3,484	4
Customer relationships	275,477	(11,735)	263,742	23,008	(982)	22,026	5-10
Other intangible assets	1,514	(580)	934	2,040	(749)	1,291	3 - 10
Total	$625,337	$(42,069)	$583,268	$155,033	$(18,143)	$136,890

Amortization expense for the three months ended June 30, 2026 and 2025 was $18.7 million and $1.1 million, respectively. Amortization expense for the six months ended June 30, 2026 and 2025 was $24.3 million and $2.1 million, respectively. Other intangible assets represent patents, licenses, software, backlog and other marketing-related assets.

The weighted-average amortization periods for definite-lived intangible assets acquired during the six months ended June 30, 2026 are 7.5 years for customer relationships, 7.7 years for developed technology, 6.7 years for tradenames, and 3.0 years for other intangible assets. The weighted-average amortization period for definite-lived intangible assets acquired in aggregate during the six months ended June 30, 2026 is 7.5 years.

In June 2026, the Company entered into an agreement with Palantir Technologies Inc. to deploy enterprise software, artificial intelligence tools and perform related implementation services. The arrangement is intended to support data integration, operational efficiency, supply chain visibility, and other corporate initiatives. The agreement has an initial term expiring in February 2027 and includes options for future renewal periods. The Company accounts for the arrangement as a hosted software service contract and recognizes the related costs as services are received.

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

On August 12, 2025, the Company purchased a non-controlling interest in Rift Dynamics AS (“Rift”), a Norway-based defense technology company specializing in affordable, mass-producible combat drone systems for the aggregate price of $0.6 million.

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

On June 17, 2026, the Company purchased Series Seed Preferred Stock in FPF Defense, Inc. (“FPF Defense”), a defense technology company that develops low-cost, high-volume counter-drone interceptors for U.S. and allied defense for the aggregate price of $5.0 million.

Each reporting period, the Company performs a qualitative assessment to evaluate whether the investment is impaired. The assessment includes a review of recent operating results and trends, recent transactions involving the investee securities, and other publicly available data. If the investment is impaired, the Company writes it down to its estimated fair value. No impairment charges were recognized for the three and six months ended June 30, 2026 or 2025.

NOTE 8 – LEASES

The Company has operating leases for office space, warehouses, and certain equipment, primarily automobiles. Many leases include one or more options to renew, some of which include options to extend the leases for up to 10 years. In certain of the Company’s lease agreements, the rental payments are adjusted periodically to reflect inflation and/or changes in other indexes.

Right-of-use assets are recorded in other assets; the current portion of lease liabilities for our operating leases is recorded in accrued expenses and other current liabilities, and the long-term portion of our operating lease liabilities is recorded in other long-term liabilities on the condensed consolidated balance sheets as follows:

(dollars in thousands)	June 30, 2026	December 31, 2025
Right-of-use assets:
Operating lease assets	$33,406	$10,365
Total right-of-use assets	$33,406	$10,365

Liabilities:
Operating lease liabilities, current	$7,006	$3,076
Operating lease liabilities, net of current	27,682	9,645
Total lease liabilities	$34,688	$12,721

NOTE 9 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

(dollars in thousands)	June 30, 2026	December 31, 2025
Compensation and other benefits	$37,656	$21,003
Accrued income and other tax	4,695	4,299
Operating lease liabilities	7,006	3,076
Accrued purchases	4,533	1,903
Accrued interest	8	721
Other accrued expenses and payables	29,551	2,968
Total accrued expenses and other current liabilities	$83,449	$33,970

NOTE 10 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Ondas Inc. 2022 Convertible Exchange Notes, 2023 Additional Notes, and 2024 Additional Notes

In 2022, 2023 and 2024, the Company entered into securities purchase agreements with certain investors, pursuant to which we issued convertible notes. Refer to the Company’s annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026 for a full description. As of December 31, 2025, the convertible notes were repaid in full.

For the three months ended June 30, 2025, we recognized interest expense of $0.2 million and amortization expense of $0.9 million related to the debt discount and issuance costs for convertible notes. For the six months ended June 30, 2025, we recognized interest expense of $0.5 million and amortization expense of $3.6 million related to the debt discount and issuance costs for convertible notes. Interest expense and amortization expense related to debt discount and issuance costs are included in interest expense in the condensed consolidated statements of operations.

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

As of June 30, 2026 and December 31, 2025, the total outstanding balance of the SPO Convertible Capital Notes subject to repayment or conversion by noncontrolling interest holders was $4.7 million and $3.5 million, respectively. For the three and six months ended June 30, 2026, the Company recognized $0.5 million and $0.8 million, respectively, of accretion which is included in interest expense in the condensed consolidated statements of operations.

OAS Convertible Notes

In October and December 2024, multiple investors (collectively, the “Holders”) elected to purchase convertible notes in the aggregate original principal amount of $5.2 million, (the “OAS Convertible Notes”), of which $2.0 million was purchased by C&P and $1.0 million was purchased by Privet Ventures LLC, an entity affiliated with Eric Brock, Chairman and Chief Executive Officer of the Company and OAS. The OAS Convertible Notes are convertible into shares of OAS common stock, par value per share $0.0001 (the “OAS Common Stock”), or preferred stock under certain conditions. The Company used the net proceeds for general corporate purposes, which includes funding capital expenditures and working capital. The OAS Convertible Notes bear interest at the rate of 5% per annum. On September 29, 2025, the Company amended the OAS Convertible Notes to extend the maturity date from September 30, 2025, to January 1, 2026. The amendment was accounted for as a debt modification under ASC 470-50.

On December 17, 2025, the Company and OAS entered into agreements with the Holders of the OAS Convertible Notes to convert the principal and accrued interest outstanding as of November 30, 2025 into OAS Common Stock under the original conversion terms of the OAS Convertible Notes, at a conversion price of $0.7189, which was equal to the quotient resulting from dividing (x) the Valuation Cap of $65.0 million by (y) the fully diluted shares outstanding as of November 30, 2025 (the “OAS Exchange”).

At each Holder’s election, the Holder could elect to defer the conversion to January 5, 2026 as the Company and the Holder may agree. Seven of the eleven Holders that elected to participate in the Exchange elected to defer their closing to January 5, 2026 (the “January Converters”). For the year ended December 31, 2025, OAS converted $3.3 million and $0.2 million of principal and accrued interest, respectively, into OAS Common Stock for four of the eleven Holders including C&P (the “December Converters”). Immediately following the conversion, the OAS Common Stock was exchanged for Common Stock. OAS made cash payments of $33 thousand to the December Converters representing accrued interest on the OAS Convertible Notes from December 1 to December 16, 2025.

As of December 31, 2025, the total outstanding principal on the OAS Convertible Notes was $1.9 million. As of December 31, 2025, accrued interest was $0.1 million, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

On January 5, 2026, OAS converted the remaining $1.9 million and $0.1 million of principal and accrued interest, respectively, into common shares of OAS for the January Converters, which were immediately exchanged for Ondas Inc. Common Stock.

For the three months ended June 30, 2025, we recognized interest expense of $64 thousand and amortization expense of $12 thousand related to the issuance costs, which are included in interest expense in the condensed consolidated statements of operations. For the six months ended June 30, 2025, we recognized interest expense of $0.1 million and amortization expense of $25 thousand related to the issuance costs.

NOTE 11 – STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Stockholders’ Equity

As of June 30, 2026 and December 31, 2025, the Company had 1,200,000,000 shares of Common Stock authorized for issuance, of which 529,838,610 and 380,763,481 shares of our Common Stock were issued and outstanding, respectively.

As of June 30, 2026 and December 31, 2025, the Company had 10,000,000 shares of preferred stock, par value $0.0001, authorized, of which 5,000,000 shares are designated as Series A Convertible Preferred Stock (“Series A Preferred”) and 5,000,000 shares are non-designated (“blank check,” together with the Series A Preferred, the “Preferred Shares”) shares. As of June 30, 2026 and December 31, 2025, the Company had no preferred stock outstanding.

Stock Issued for Convertible Debt

During the three months ended June 30, 2025, the Company issued 33,584,247 shares of its Common Stock to the lenders in lieu of cash payments for $1.9 million of outstanding interest and $22.6 million of outstanding principal on the 2022 Convertible Exchange Notes, 2023 Additional Notes, and 2024 Additional Notes. During the six months ended June 30, 2025, the Company issued 66,906,644 shares of its Common Stock to the lenders in lieu of cash payments for $1.9 million of outstanding interest and $45.2 million of outstanding principal on the 2022 Convertible Exchange Notes, 2023 Additional Notes, and 2024 Additional Notes.

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

The January 2026 Offering price for (i) each 2026 Share and accompanying 2026 Common Warrant was $16.45 and (ii) each 2026 Pre-Funded Warrant and accompanying 2026 Common Warrant was $16.45 (with all but a nominal exercise price of $0.0001 per share prepaid as of the issuance date). The 2026 Pre-Funded Warrants were immediately exercisable and will expire seven years from the date of issuance. As of June 30, 2026, the 2026 Pre-Funded Warrants have been fully exercised. The 2026 Common Warrants have an exercise price of $28.00 per share, were immediately exercisable and will expire seven years from the date of issuance.

The 2026 Common Warrants may be cash settled, at the option of the holders, upon a change of control event. Because share settlement of the 2026 Common Warrants is not within the Company’s control, the 2026 Common Warrants were initially classified as a liability with a fair value of $1,194.0 million, and the Company recognized a loss of $234.9 million. Refer to Note 12 for further discussion of the warrant liability.

The net proceeds to the Company from the January 2026 Offering was $959.1 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company and excluding any proceeds that may be received from the exercise of the 2026 Common Warrants. The Company has used a portion of the proceeds, and intends to use the remaining proceeds, from the January 2026 Offering for corporate development and strategic growth, including acquisitions, joint ventures and investments.

The table below details the net proceeds of the January 2026 Offering.

(dollars in thousands)
Gross proceeds	$999,996
Offering costs:
Underwriting discounts and commissions	(40,000)
Other offering costs	(892)
Net proceeds	$959,104

Noncontrolling Interests

Noncontrolling Interest in OAS

On September 11, 2025, certain OAS warrant holders exercised their warrants for 669,643 shares of OAS Common Stock for exercise proceeds of $1.2 million, of which $0.3 million was attributed to noncontrolling interest in OAS, representing an ownership interest of approximately 0.77% in OAS. The Company retained a controlling interest of approximately 99.23% in OAS. The transaction was accounted for as an equity transaction in accordance with ASC 810-10-45-23, with no gain or loss recognized in the consolidated statements of operations for year ended December 31, 2025.

On December 17, 2025, in conjunction with the OAS Exchange, 44,643 shares of OAS Common Stock were exchanged for Common Stock, reducing the noncontrolling interest in OAS to 0.71%. For the three and six months ended June 30, 2026, the Company attributed $35 thousand and $78 thousand of OAS’ net loss to the remaining noncontrolling interest in OAS, respectively. As of June 30, 2026 and December 31, 2025, the carrying value of the noncontrolling interest in OAS was $0.1 and $0.2 million, respectively.

Noncontrolling Interest in Insight

On October 27, 2025, the Company completed the acquisition of a controlling interest of 51% in Insight and recognized a noncontrolling interest for the remaining 49%. For the three months ended June 30, 2026, the Company attributed $0.2 million of Insight’s net loss and $0.3 million of foreign currency translation gains to the noncontrolling interest in Insight. For the six months ended June 30, 2026, the Company attributed $0.3 million of Insight’s net loss and $0.3 million of foreign currency translation gains to the noncontrolling interest in Insight. As of both June 30, 2026 and December 31, 2025, the carrying value of the noncontrolling interest in Insight was $3.8 million.

Noncontrolling Interest in SPO

In connection with the acquisition of SPO, Shamir retained a noncontrolling equity interest. Shamir has the right (the “First Put Option”) to cause the Company to purchase all (but not less than all) of the remaining issued and outstanding share capital of SPO held by Shamir at a purchase price of approximately $220.69 per share, including all capital notes of SPO then held by Shamir for no additional consideration. Shamir may exercise the First Put Option during the period commencing on October 15, 2025, and ending June 30, 2026. As of June 30, 2026, the First Put Option has expired.

As of December 31, 2025, the carrying value and redemption value of Shamir’s noncontrolling equity interest was $2.3 million. During the three months ended June 30, 2026, the Company attributed $1.3 million of SPO’s net loss and $86 thousand of foreign currency translation gains to the carrying value of Shamir’s noncontrolling interest. During the six months ended June 30, 2026, the Company attributed $2.4 million of SPO’s net loss and $87 thousand of foreign currency translation gains to the carrying value of Shamir’s noncontrolling interest. During the six months ended June 30, 2026, the noncontrolling interest was redeemable. Therefore the Company recorded accretion of $0.3 million and $1.6 million during the three and six months ended June 30, 2026, respectively, to increase the carrying amount of the noncontrolling interest to its redemption value. Upon expiration of the First Put Option, the Company reclassified the redeemable noncontrolling interest balance of $1.6 million to noncontrolling interest as of June 30, 2026.

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

A summary of our Warrants activity and related information is as follows:

	Number of Shares Under Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of January 1, 2026	75,476,378	$19.74	6.74
Granted	163,370,822	$20.84
Exercised	(42,590,440)	$0.15
Canceled	-	$-
Balance as of June 30, 2026	196,256,760	$24.91	6.44
Vested and Exercisable as of June 30, 2026	196,230,207	$24.91	6.44

Stock-Based Compensation

Equity Incentive Plans

In 2018, the Company’s stockholders adopted the 2018 Equity Incentive Plan, which has been subsequently amended (the “2018 Plan”), pursuant to which 3,333,334 shares of our Common Stock have been reserved for issuance to employees, including officers, directors and consultants. The 2018 Plan shall be administered by the Board, provided however, that the Board may delegate such administration to the compensation committee of the Board of the Company (the “Compensation Committee”). Subject to the provisions of the 2018 Plan, the Board and/or the Compensation Committee shall have authority to grant, in its discretion, incentive stock options, or non-statutory options, stock awards or restricted stock purchase offers (“Equity Awards”). As of June 30, 2026, the balance available to be issued under the 2018 Plan was 347,412 shares.

In 2021, the Company’s stockholders adopted the Ondas Inc. 2021 Stock Incentive Plan, which has been subsequently amended (the “2021 Plan”), pursuant to which 81,000,000 shares of our Common Stock have been reserved for issuance to employees, including officers, directors and consultants. The purpose of the 2021 Plan is to enable the Company to attract, retain, reward, and motivate eligible individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum efforts for the growth and success of the Company, so as to strengthen the mutuality of the interests between the eligible individuals and the stockholders of the Company. The 2021 Plan provides for the issuance of awards including stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards. As of June 30, 2026, the balance available to be issued under the 2021 Plan was 11,226,808 shares.

Stock Options to Purchase Common Stock

The Company awards stock options to certain employees, directors, and consultants, which represent the right to purchase common shares on the date of exercise at a stated exercise price. Stock options granted to employees generally vest over a two to four-year period and are contingent on ongoing employment. Compensation expense related to these awards is recognized straight-line over the applicable vesting period. Stock options granted to consultants are subject to the attainment of pre-established performance conditions. The actual number of shares subject to the award is determined at the end of the performance period and may range from zero to 100% of the target shares granted depending upon the terms of the award. Compensation expense related to these awards is recognized when the performance conditions are satisfied.

The assumptions used in the Black-Scholes Model are set forth in the table below.

Six Months Ended June 30,
	2026	2025
Risk-free interest rate	3.69-4.25%	4.42-4.65%
Volatility	65.98-77.49%	59.05-88.69%
Expected life in years	5.17-5.88	5.00-5.77
Dividend yield	-%	-%

A summary of our option activity and related information is as follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of January 1, 2026	20,014,381	$3.72	8.16
Granted	11,457,727	$10.51
Exercised	(2,517,970)	$2.34
Forfeited	(1,067,560)	$4.15
Canceled	(20,191)	$1.09
Balance as of June 30, 2026	27,866,387	$6.62	8.31
Vested and Exercisable as of June 30, 2026	4,775,812	$3.40	7.08

As of June 30, 2026, total unrecognized compensation expense related to non-vested options was $101.7 million which is expected to be recognized over a weighted-average period of 2.55 years. The weighted-average grant date fair value per option was $7.09 for options granted during the six months ended June 30, 2026.

Total stock-based compensation expense for stock options for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
General and administrative	$4,856	$876	$8,801	$1,664
Sales and marketing	1,272	136	2,086	134
Research and development	2,365	136	4,100	205
Cost of goods sold	707	125	1,282	194
Total stock-based compensation related to options	$9,200	$1,273	$16,269	$2,197

Restricted Stock Units

The Company awards Restricted Stock Units (“RSUs”) to certain employees and directors, which represent a right to receive common stock for each RSU that vests. RSUs generally vest over a one to four-year period and are contingent on ongoing employment or service as directors. Compensation expense related to these awards is recognized straight-line over the applicable vesting period.

A summary of our RSUs activity and related information is as follows:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period (Years)
Unvested balance at January 1, 2026	9,110,776	$5.64	2.35
Granted	30,881,854	$10.64
Vested	(6,472,288)	$7.68
Canceled	(238,109)	$7.97
Unvested balance at June 30, 2026	33,282,233	$9.87	2.49

As of June 30, 2026, there were 33,431 restricted stock units that were vested but not yet released due to administrative timing. As of June 30, 2026, the unrecognized compensation expense for RSUs was $302.2 million, which is expected to be recognized over a weighted-average period of 2.32 years.

Total stock-based compensation expense for RSUs for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
General and administrative	$56,636	$637	$67,186	$924
Sales and marketing	1,098	57	1,825	211
Research and development	1,356	53	2,151	104
Cost of goods sold	859	68	1,322	133
Total stock-based compensation related to restricted stock units	$59,949	$815	$72,484	$1,372

NOTE 12 – FAIR VALUE MEASUREMENTS

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

Level 3 -- Unobservable inputs for the asset or liability.

A summary of financial assets and liabilities that are measured at fair value on a recurring basis is as follows:

	June 30, 2026 Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (money market funds)	$589,359	$-	$-	$589,359
Short-term investments
Publicly traded stock	30,490	-	-	30,490
U.S. Treasury securities	114,937	-	-	114,937
Fixed income (corporate fixed income and bonds, agency securities)	-	179,996	-	179,996
Certificates of deposit	-	399,913	-	399,913
Warrants in publicly traded companies	-	-	1,251	1,251
Total short-term investments	145,427	579,909	1,251	726,587
Equity investment in affiliate	-	-	26,802	26,802
Note receivable from affiliate	-	-	9,140	9,140
Total assets	$734,786	$579,909	$37,193	$1,351,888
Liabilities
Government grants	$-	$-	$3,644	$3,644
Warrant liabilities	-	-	1,043,740	1,043,740
Contingent consideration	-	-	132,423	132,423
Total liabilities	$-	$-	$1,179,807	$1,179,807

	December 31, 2025 Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (money market funds)	$302,688	$-	$-	302,688
Short-term investments
Publicly traded stock	17,779	-	-	17,779
Warrants in publicly traded companies	-	-	1,123	1,123
Total assets	$320,467	$-	$1,123	$321,590

Liabilities
Government grants	$-	$-	$3,657	$3,657
Warrant liabilities	-	-	489,434	489,434
Total liabilities	$-	$-	$493,091	$493,091

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

	As of June 30, 2026
(dollars in thousands)	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair Value
U.S. Treasury securities	$114,845	$92	$-	$114,937
Fixed income (corporate fixed income and bonds, agency securities)	180,470	-	(474)	179,996
Certificates of deposit	400,000	-	(87)	399,913
Total	$695,315	$92	$(561)	$694,846

The Company holds marketable equity securities consisting of publicly traded common stock measured at fair value of $30.4 million as of June 30, 2026. For the three and six months ended June 30, 2026, we recognized net unrealized gains of $11.7 million and $9.7 million, respectively, on these marketable equity securities, which are included in other income (expense) in the condensed consolidated statements of operations. For the three and six months ended June 30, 2026, the Company recognized net realized gains of $2.9 million, on these marketable equity securities, which are included in other income (expense) in the condensed consolidated statements of operations.

The Company’s short-term investments are measured at fair value on a recurring basis. There were no transfers between Levels 1 and 2 during the period. Fair value measurements classified as Level 2 primarily include U.S. government agency securities, corporate fixed income securities, and certificates of deposit. These instruments are valued using pricing models and matrix pricing techniques that rely on observable market inputs, including quoted prices for similar instruments, benchmark yield curves, interest rate spreads, and dealer quotations. The valuation models do not rely on significant unobservable inputs.

The Company classifies its warrants within Level 3 in the fair value hierarchy because it uses unobservable inputs related to volatility to determine fair value. There were no transfers between Level 1 and Level 3 during the period ended June 30, 2026.

The following table summarizes the Company’s Level 3 investments in marketable equity securities:

	As of June 30, 2026
(dollars in thousands)	Fair Value Hierarchy	Cost Basis	Accumulated Net Unrealized Gains	Fair Value
Warrants exercisable for publicly traded stock	Level 3	$706	$545	$1,251
Total		$706	$545	$1,251

The Company’s investment in warrants exercisable for publicly traded stock allow us to purchase up to 500,000 shares of publicly traded common stock at an exercise price of $6.00 per share. The warrants are exercisable in whole or in part until August 20, 2028 and are required to be measured at fair value as long as the warrants remain outstanding. The fair value of the Company’s investment in warrants in a publicly traded company was determined using a Black-Scholes Model. During the three and six months ended June 30, 2026, net unrealized gains totaled $0.3 million and $0.1 million, respectively, and are included in other income (expense), net. For the six months ended June 30, 2026, the key assumptions used in the Black-Scholes Model are as follows:

As of June 30, 2026
Stock price	$4.33
Risk-free interest rate	4.2%
Expected volatility	120.7%
Remaining contractual life in years	2.15
Dividend yield	0%

The following table provides a reconciliation of the beginning and ending balances for the Level 3 warrant assets measured at fair value using significant unobservable inputs.

(dollars in thousands)	Warrants
Balance as of January 1, 2026	$1,123
Warrants purchased, adjusted to fair value	-
Net unrealized gain (loss) on change in fair value	128
Balance as of June 30, 2026	$1,251

Convertible promissory note

On February 27, 2026, the Company purchased a $10.0 million convertible promissory note issued by World View. The convertible promissory note is measured under the fair value option and classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs, including projected cash flows and market-based credit assumptions. The Company elected the fair value option for this instrument upon acquisition.

The convertible promissory note was effectively settled during the six months ended June 30, 2026 upon the Company obtaining control of World View. The note's fair value as of the acquisition date was included in the aggregate consideration transferred. Refer to Note 5 - World View for additional information. Changes in fair value were immaterial and were recognized in other income (expense), net.

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

For the three and six months ended June 30, 2026, we recognized a loss of $2.5 million for the change in fair value of the equity investment in affiliate, which is included in other income (expense) in the condensed consolidated statements of operations.

Note receivable from affiliate

The Company holds a note receivable from Ondas Networks, which is measured at fair value and classified as Level 3 within the fair value hierarchy. The fair value of the note receivable was estimated using a discounted cash flow approach, applying a discount rate that reflects the credit risk of Ondas Networks and the illiquid nature of the instrument. Changes in the discount rate could materially affect the estimated fair value of the note receivable. For the three and six months ended June 30, 2026, we recognized a gain of $0.3 million on the change in fair value of the note receivable, which is included in other income (expense) in the condensed consolidated statements of operations.

Government Grants

The Company had Level 3 liabilities that are required to be valued at fair value as of June 30, 2026 and December 31, 2025. The fair value of the government grant liability is determined as the sum of 3% royalty payments on forecasted future sales of the products developed using the grant funds, discounted using a discounted cash flow model. As of June 30, 2026 and December 31, 2025, the Company made the following assumptions: (i) royalty payments will be made on certain forecasted future sales through 2029, and (ii) using a discount rate of 19%.

The following table provides a reconciliation of the beginning and ending balances for the Level 3 government grant liabilities measured at fair value using significant unobservable inputs.

(dollars in thousands)	Government Grant Liability
Balance as of January 1, 2026	$3,657
Government grant liability acquired in Bird Aerosystems Ltd. acquisition	58
Payments made	(425)
Effect of foreign currency translation	69
Net loss on change in fair value of liability	286
Balance as of June 30, 2026	$3,645

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

The assumptions used to estimate the fair value of warrants during the period were as follows:

	Range	Weighted average
Risk-free interest rate	4%	4%
Expected volatility	91-93%	92%
Expected life (in years)	6.3-6.5	6.4
Dividend yield	0%	0%

The following table provides a reconciliation of the beginning and ending balances for the Level 3 warrant liabilities measured at fair value using significant unobservable inputs. There was no warrant liability activity during the three and six months ended June 30, 2025.

(dollars in thousands)	Warrant liability
Balance as of January 1, 2026	$489,434
Fair value of warrant liability issued during the period	1,194,019
Change in fair value of warrant liability	(639,713)
Balance as of June 30, 2026	$1,043,740

In connection with the January 2026 Offering, the Company issued liability classified warrants that were measured at fair value on the issuance date (the January 2026 Warrant Liability). The initial fair value of the January 2026 Warrant Liability was $1.2 billion. The January 2026 Warrant Liability exceeded the net proceeds received from the January 2026 Offering was $959.1 million. As a result, the Company recognized a loss upon issuance equal to the excess of the initial fair value of the January 2026 Warrant Liability over the net proceeds, totaling $234.9 million. The warrant liabilities are subsequently remeasured to fair value at each reporting date, with changes in fair value recognized in earnings in the period of change. For the three months ended June 30, 2026, the Company recognized a $15.3 million gain on the change in fair value. For the six months ended June 30, 2026, the Company recognized a net gain of $404.8 million, consisting of the $234.9 million loss recognized upon issuance and the $639.7 million gain on change in fair value subsequent issuance. These amounts are recorded in other income (expense), net in the condensed consolidated statements of operations.

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

The fair value of the contingent consideration liabilities is estimated primarily using either scenario-based valuation methods or Monte Carlo simulation models, depending on the terms and structure of the contingent consideration liability. These valuation methods may incorporate multiple future performance and milestone achievement scenarios, each probability-weighted based on management’s assessment of potential outcomes and discounted to present value using risk-adjusted discount rates. In the case of simulation analysis, the Monte-Carlo Simulation method may incorporate forecasts of such future performance targets, applicable volatility around such estimates, and risk-adjusted discount rates.

The significant unobservable inputs used in the valuation of the contingent consideration liabilities include projected revenue, probability of achieving performance and milestone targets, discount rates, volatility assumptions, and the expected timing of payments. These assumptions reflect management’s judgment regarding expected future operating performance, program execution, achievement of specified milestones, market conditions, and the time value of money. Significant increases or decreases in the probability of achieving the underlying earn-out targets or milestone events, or in projected revenue levels, would result in a corresponding increase or decrease in the fair value of the contingent consideration liabilities. Increases in the discount rate would result in a decrease in the estimated fair value of the contingent consideration liabilities.

The following table reconciles the beginning and ending balances of the Company’s Level 3 contingent consideration liabilities:

(dollars in thousands)	Contingent Consideration
Balance as of January 1, 2026	$-
Earn-out liabilities acquired at fair value	116,589
Milestone liabilities acquired at fair value	25,421
Changes in fair value recognized in earnings	19,485
Payments	(29,023)
Balance as of June 30, 2026	$132,472

During the three and six months ended June 30, 2026, the Company recognized changes in fair value of $0.2 million and $0.3 million through stock-based compensation in operating expenses, respectively.

Non-recurring fair value measurements

In connection with the business combinations completed during the six months ended June 30, 2026 and the year ended December 31, 2025, the Company recognized identifiable intangible assets, including developed technology, customer relationships, trade names, and non-compete agreements. These intangible assets were measured at fair value on a non-recurring basis as of their respective acquisition dates in accordance with ASC 805. These measurements are not subsequently remeasured and the assets are amortized over their estimated useful lives.

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

NOTE 13 – SEGMENT INFORMATION

During the six months ended June 30, 2026, the Company deconsolidated Ondas Networks, which was previously included in the Company’s consolidated financial statements. As a result of the deconsolidation, Ondas Networks is no longer a reportable segment, and the Company evaluated its segment reporting structure for the current period in accordance with ASC 280, Segment Reporting. Following the deconsolidation, the Company operates in one operating and reportable segment, which is focused on developing and providing advanced defense, security, and communications technologies for critical infrastructure and government customers. The prior period has been recast to conform to the current period presentation.

The Company’s Chief Executive Officer serves as the chief operating decision maker (“CODM”) and is responsible for assessing operating performance and allocating resources. The Company’s organizational structure is based primarily on functional lines, with department heads and shared service functions reporting either directly to the CODM or to direct reports of the CODM. The CODM reviews financial information on a consolidated basis and uses net income (loss) before provision for income taxes as the primary measure of operating performance and for purposes of making operating decisions. Accordingly, the Company has determined that it has a single operating segment.

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

The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets. The accounting policies of the Company’s operating segment are the same as those described in the Company’s annual financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2025.

The following table presents segment information for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Revenues, net	$83,772	$6,273	$133,894	$10,522
Cost of goods sold	47,641	2,941	73,105	5,701
Gross profit (loss)	36,131	3,332	60,789	4,821
Operating expenses:
General and administration	128,007	6,079	171,323	11,988
Sales and marketing	20,883	2,266	31,377	4,696
Research and development	30,953	4,237	44,472	7,696
Change in fair value of contingent consideration	19,234	-	19,234	-
Total operating expenses	199,077	12,582	266,406	24,380
Other income (expense), net
Interest expense	(1,041)	(1,561)	(1,378)	(5,428)
Other income (expense), net	45,238	60	449,743	102
Total other income (expense)	44,197	(1,501)	448,365	(5,326)

Segment operating profit (loss)	(118,749)	(10,751)	242,748	(24,885)
Reconciliation of profit or loss adjustments and reconciling items	-	-	-	-
Income (loss) before provision for income taxes	$(118,749)	$(10,751)	$242,748	$(24,885)

The above table includes depreciation expense of $0.9 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively, and amortization expense of intangible and right-of-use assets of $18.6 million and $1.4 million for the three months ended June 30, 2026 and 2025, respectively. The above table includes depreciation expense of $1.6 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively, and amortization expense of intangible and right-of-use assets of $24.6 million and $2.7 million for the six months ended June 30, 2026 and 2025, respectively.

NOTE 14 – INCOME TAXES

In general, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. However, to the extent that application of the estimated annual effective tax rate is not representative of the quarterly portion of actual tax expense expected to be recorded for the year in a jurisdiction, the Company determines the provision for income taxes based on actual year-to-date income (loss) which it has done for the quarter ended June 30, 2026. Certain significant or unusual items, if applicable, are separately recognized in the quarter in which they occur and can be a source of variability on the effective tax rates from quarter to quarter. The Company’s effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, and state and local income taxes.

The effective income tax rate was 24.5% and 0.0% for the three months ended June 30, 2026 and 2025, respectively. The effective income tax rate was (11.9)% and 0.0% for the six months ended June 30, 2026 and 2025, respectively. The effective income tax rate for the three and six months ended June 30, 2026 were impacted by the geographical mix of earnings, as well as movement in the federal, state and foreign valuation allowances.

During the three months ended June 30, 2026, the Company recognized an income tax benefit of approximately $29.0 million related to current-year tax losses. The benefit was recognized because the associated deferred tax assets are expected to be realized through the reversal of existing deferred tax liabilities. Approximately $17.8 million of the benefit was recognized because management concluded that it is more likely than not that deferred tax assets will be realized through the future reversal of deferred tax liabilities arising primarily from acquisition accounting adjustments associated with recent business combinations. The acquisition accounting for these business combinations remains provisional and is subject to refinement during the measurement period. Accordingly, the deferred tax liabilities and the related tax benefit recognized may be adjusted in future periods as additional information becomes available.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of June 30, 2026.

NOTE 16 – RELATED PARTY TRANSACTIONS

As of June 30, 2026 and December 31, 2025, the Company owed $81 thousand to independent directors related to accrued compensation and $0.7 million to independent directors related to taxes collected on RSU shares delivered, respectively, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Investment in Ondas Networks

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

During the quarter ended March 31, 2026, the Company determined that it no longer held a controlling financial interest in Ondas Networks, a VIE, as a result of the 2026 Networks Offering. This determination resulted from the 2026 Networks Offering, pursuant to which minority preferred shareholders exercised warrants and acquired additional voting interests in Ondas Networks (refer to Note 18). As a result of these additional issuances, the Company’s ownership and voting interests were diluted such that it no longer possessed the unilateral power to direct the activities that most significantly impact Ondas Networks’ economic performance. Accordingly, the Company was not considered the primary beneficiary and deconsolidated Ondas Networks effective January 16, 2026. Subsequent to deconsolidation, the assets, liabilities, and results of operations of Ondas Networks are no longer included in the Company’s consolidated financial statements.

Upon deconsolidation, the Company derecognized all assets and liabilities of Ondas Networks, including the related noncontrolling interest, and measured the retained ownership interest at fair value. The Company recognized a gain on deconsolidation of $51.5 million, which is included in other income (expense), net in the condensed consolidated statements of operations for the six months ended June 30, 2026. The most significant carrying amounts of the assets and liabilities that were deconsolidated were inventory of $3.6 million, deposits and other assets of $2.3 million, convertible notes payable of $5.0 million, accrued expenses and other liabilities, current and long-term, of $2.7 million, and notes payable to the Company of $10.4 million.

Following the deconsolidation, the Company retains an approximately 47.5% ownership interest in Ondas Networks and has the ability to exercise significant influence over Ondas Networks’ operating and financial policies. The retained equity interest is presented as Investment in unconsolidated affiliate within noncurrent assets and the retained note receivable is presented as Other assets on the condensed consolidated balance sheets. The Company elected the fair value option for its retained equity investment in and note receivable from Ondas Networks for operational ease associated with subsequent measurement. As a result, the retained interests are carried at fair value, with changes in fair value recognized in earnings each reporting period and included in other income (expense) in the condensed consolidated statements of operations.

For the three and six months ended June 30, 2026, we recognized a loss of $2.5 million for the change in fair value of the equity investment in affiliate, which is included in other income (expense) in the condensed consolidated statements of operations.

Networks Note

On January 16, 2026, upon the deconsolidation of Ondas Networks, the Company recorded a note receivable from Ondas Networks (the “Networks Note”). The Networks Note is presented within other assets on the condensed consolidated balance sheets and is separate from the Company’s equity-method investment in Ondas Networks. The Networks Note represents a contractual debt instrument and is accounted for as a financial asset in accordance with U.S. GAAP. The face value of the Networks Note is $10 million, and bears interest at 8% and matures in December 2027. As of January 16, 2026, the fair value of the Networks Note was $8.8 million.

As of June 30, 2026, the fair value of the Networks Note was $9.1 million. For the three and six months ended June 30, 2026, we recognized a gain of $0.3 million on the change in fair value of the note receivable, which is included in other income (expense) in the condensed consolidated statements of operations. No principal or interest has been paid since the Networks Note was issued.

Ondas Networks Convertible Notes

On July 8, 2024, July 23, 2024, and November 13, 2024 C&P elected to purchase Convertible Notes in Ondas Networks in the aggregate original principal amount of $0.7 million, $0.8 million, and $1.0 million, respectively, (the “C&P Networks Convertible Notes”). Joseph Popolo, a former director of the Company, was the sole control person of C&P.

Along with the November 13, 2024 Networks Convertible Notes, Ondas Networks issued warrants to purchase $1.0 million in shares of Ondas Networks Preferred Stock at an exercise price of $20.65 per share (the “Networks Warrants”). The number of Networks Warrants exercisable under the Security Agreement is calculated by $1.0 million divided by the Conversion Price, which is the amount equal to the price per share of Ondas Networks’ most senior series of Preferred Stock issued to investors in Ondas Networks’ next equity financing date, or if none, then $41.3104. The Networks Warrants are exercisable commencing November 13, 2024 through November 13, 2029 and have a relative fair value of $0.4 million, which was recorded as debt discount.

As of December 31, 2025, the total outstanding principal on the C&P Networks Convertible Notes was $2.5 million. Accrued interest as of December 31, 2025, was $0.2 million and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. For the three months ended June 30, 2025, we recognized interest expense of $47 thousand and amortization expense of $0.1 million related to debt discount and issuance costs. For the six months ended June 30, 2025, we recognized interest expense of $0.1 million and amortization expense of $0.2 million related to debt discount and issuance costs. Interest expense and amortization expense related to debt discount and issuance costs are included in interest expense in the condensed consolidated statements of operations.

On January 16, 2026, Ondas Networks consummated an additional equity financing round. Pursuant to the Securities Purchase Agreement, the C&P Warrants and the principal balance and accrued interest on the C&P Networks Convertible Notes were converted into shares of Ondas Networks Preferred Stock.

OAS Convertible Notes

On October 10, 2024, Privet Ventures LLC, an entity affiliated with Eric Brock, Chairman and Chief Executive Officer of the Company and OAS, elected to purchase a convertible note in OAS in the original principal amount of $1.0 million (the “Privet OAS Convertible Note”). As of December 31, 2025, the total outstanding principal on the Privet OAS Convertible Note was $1.0 million, net of unamortized issuance costs of $7 thousand. Accrued interest as of December 31, 2025 was $61 thousand, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. For the three months ended June 30, 2025, we recognized interest expense of $12 thousand and amortization expense of $2 thousand related to the issuance costs. For the six months ended June 30, 2025, we recognized interest expense of $25 thousand and amortization expense of $5 thousand related to issuance costs. Interest expense and amortization expense related to issuance costs are included in interest expense in the condensed consolidated statements of operations.

On January 5, 2026, in connection with the OAS Exchange, Privet Ventures LLC converted $1.0 million in principal and $61 thousand of accrued interest on the Privet OAS Convertible Note into OAS Common Stock under the original conversion terms of the OAS Convertible Notes, which was immediately exchanged for 1,153,625 shares of Common Stock, repaying the Privet OAS Convertible Note in full.

Ondas Networks Secured Note

On September 3, 2024, Ondas Networks entered into the C&P Security Agreement, in which Ondas Networks may draw, and C&P shall loan Ondas Networks, up to $1.5 million. Pursuant to the C&P Security Agreement, Ondas Networks issued C&P the Ondas Networks Secured Note.

On September 3, 2024 and October 7, 2024, pursuant to the C&P Security Agreement, Ondas Networks issued C&P warrants to purchase $1.0 million and $0.5 million, respectively, in shares of Ondas Networks Preferred Stock at an exercise price of $20.65 per share (the “C&P Warrants”). The number of warrants exercisable under the C&P Security Agreement is calculated by $1.5 million divided by the Conversion Price, which is the amount equal to the price per share of the most senior series of Ondas Networks Preferred Stock issued to investors in Ondas Networks’ next equity financing date, or if none, then $41.3104. The C&P Warrants are exercisable commencing September 3, 2024 through September 3, 2029 and October 7, 2024 through October 7, 2029, respectively. The C&P Warrants have a total relative fair value of $0.6 million, which was recorded as debt discount. Joseph Popolo, a former director of the Company, was the sole control person of C&P.

As of December 31, 2025, the total outstanding principal on the Ondas Networks Secured Note was $1.5 million. Accrued interest as of December 31, 2025 was $0.2 million, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. For the three months ended June 30, 2025, we recognized interest expense of $30 thousand. For the six months ended June 30, 2025, we recognized interest expense of $59 thousand and amortization expense of $0.2 million related to the debt discount and issuance costs. Interest expense and amortization expense related to the debt discount and issuance costs are included in interest expense in the condensed consolidated statements of operations. No principal or interest was paid on the Ondas Networks Secured Note through December 31, 2025.

Effective January 16, 2026, the Company determined that it no longer held a controlling financial interest in Ondas Networks and no longer includes the assets, liabilities, and results of operations of Ondas Networks in the condensed consolidated financial statements subsequent to that date.

NOTE 17 - INVESTMENT IN VARIABLE INTEREST ENTITIES

Consolidated Variable Interest Entities

Our consolidated financial statements include the financial results of variable interest entities (“VIE”) in which we are the primary beneficiary. The following are our interests in significant consolidated variable interest entities.

Indo-Earth Moving Ltd.

Beginning in March 2026, the Company consolidated the results of Indo-Earth Moving Ltd. (“Indo”), of which it has acquired 100% equity interests in March 2026, as it was determined that the Company is the primary beneficiary of Indo because the Company has the power to direct the activities that most significantly impact the entity's economic performance and has the obligation to absorb losses that may be significant to Indo. The Company is the sole equity owner and provides 100% of the financial support to Indo post-acquisition. Indo was considered a VIE due to the Company’s rights to recover all or a portion of the Indo Base Consideration such that the Company’s investment in Indo is not fully at risk until the refundability option lapses.

The following represents the carrying amounts of Indo’s assets and liabilities as of June 30, 2026:

(dollars in thousands)
Current assets	$2,660
Non-current assets	94,094
Total assets	$96,754

Current liabilities	$3,264
Non-current liabilities	10,964
Total liabilities	$14,228

Unconsolidated Variable Interest Entities

The following are our interests in significant unconsolidated variable interest entities.

Ondas Networks

Upon the deconsolidation of Ondas Networks in January 2026, Ondas Networks was deemed a VIE. The Company does not consolidate Ondas Networks due to the fact that the power to direct the activities that most significantly impact the VIE’s economic performance is shared with the other investors. The Company provides financial support to Ondas Networks in the form of equity and debt financing which may exceed support provided by other investors. During the period from the deconsolidation date through March 31, 2026, the Company provided no additional financing to Ondas Networks. The Company’s maximum exposure to loss from its involvement with Ondas Networks is limited to the carrying values of its equity and debt investments.

NOTE 18 – SUBSEQUENT EVENTS

High Point UAS, LLC

On July 2, 2026, the Company completed the acquisition of 100% of the outstanding membership interests of High Point UAS, LLC, ("High Point") the parent of DZYNE Technologies, LLC, (“DZYNE”), a U.S.-based defense technology company specializing in long-endurance autonomous aircraft, counter-UAS systems and autonomous effects.

The aggregate purchase price consisted of (i) $204.1 million in cash, including $12.0 million deposited into an escrow account to secure certain seller indemnification and payment obligations, (ii) 39,999,998 shares of the Company's common stock issued at closing, and (iii) an additional 44,999,998 shares of the Company's common stock to be issued on January 4, 2027. The purchase price remains subject to customary post-closing adjustments.

The following table summarizes the consideration and its preliminary allocation to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

Purchase price consideration
Cash	$204,094
Equity	674,900
Total purchase price consideration	$878,994

Estimated fair value of assets acquired:
Cash and cash equivalents	$8,073
Accounts receivable, net	12,653
Inventory, net	37,449
Other current assets	15,876
Property and equipment, net	17,761
Right-of-use assets	8,513
Intangible assets	313,100
Other assets	2,389
Total estimated fair value of assets acquired	$415,814

Estimated fair value of liabilities assumed:
Accounts payable	$5,654
Accrued expenses and other current liabilities	16,113
Lease liabilities	8,513
Total estimated fair value of liabilities assumed	$30,280

Net Assets Acquired	$385,534

Goodwill	$493,460

The intangible assets acquired include $168.3 million allocated to developed technology and $144.8 million allocated to customer relationships. The Company has not completed its determination of the useful lives to be assigned to each class of acquired intangible assets. The useful lives and the weighted-average amortization period of the acquired intangible assets disclosures will be presented in our Quarterly Report on Form 10-Q for the period ending September 30, 2026. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. The determination of the tax basis of the assets acquired and liabilities assumed as well as the amount of goodwill that will be deductible for tax purposes is in process and incomplete. The completion of this may result in the recognition of deferred taxes, with a corresponding adjustment to goodwill.

The acquisition was completed subsequent to June 30, 2026, accordingly, no amounts related to High Point are reflected in the Company’s condensed consolidated balance sheet or in its results of operations for the periods presented. The initial accounting for the acquisition is incomplete at the issuance date of these condensed consolidated financial statements. The amounts presented represent the Company's preliminary estimates based on information available as of that date. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in fair values of inventories and property, plant, and equipment, (2) changes in valuation of intangible assets such as developed technology, customer relationships, as well as corresponding changes to goodwill, (3) deferred tax balances, (4) other changes to assets and liabilities including working capital adjustments, and (5) considerations transferred.

The Company expects to incur total acquisition-related costs of approximately $6.9 million, consisting primarily of legal, advisory, valuation, and other professional fees. Of this amount, approximately $1.6 million was incurred during the three and six months ended June 30, 2026, and is recognized within general and administrative expense in the consolidated statements of operations. The remainder is expected to be recognized in the third quarter of 2026.

As of the issuance date of these financial statements the historical results of operations of High Point for the three and six months ended June 30, 2026 and 2025, prepared on a basis conforming to the Company's accounting policies, are not available. Accordingly, the supplemental pro forma revenue and earnings information has not been presented and will be presented in our Quarterly Report on Form 10-Q for the period ending September 30, 2026.

Cyberhawk Holdings Limited

On August 10, 2026 the Company completed the acquisition of Cyberhawk Holdings Limited (“Cyberhawk”), pursuant to the Share Purchase Agreement (the “Cyberhawk Agreement”), dated June 17, 2026, by and among the Company, and Cyberhawk shareholders listed on Schedule 1 thereto (the “Cyberhawk Sellers”).

Pursuant to the Cyberhawk Agreement, the Company agreed to acquire 100% of the issued and outstanding share capital of Cyberhawk for (i) $118.2 million in cash and (ii) 581,732 shares of the Company's common stock issued to the High Point Sellers. The shares are subject to restriction on transfer for a period of one year following the acquisition date. Additionally, on August 10, 2026, the Company entered into a Registration of Rights and Lock-Up Agreement whereby the seller may not sell, in the aggregate, any shares of common stock issued to the seller pursuant to the agreement on any trading market in any single trading day to the extent the sales would exceed the seller's pro rata portion of 10% of the average daily trading volume of the common stock with respect to such trading day.

The purchase price remains subject to customary post-closing adjustments.

The initial accounting for the Cyberhawk acquisition is incomplete as of the issuance of the condensed consolidated financial statements. Therefore, the Company is unable to provide other disclosures required by ASC 805 regarding this acquisition.

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

Overview

Ondas Inc. (together with its subsidiaries, the “Company,” “Ondas,” “we,” “us,” or “our”) is a defense, security, and critical infrastructure technology company organized around two business units: Ondas Autonomous Systems Inc. (“OAS”) and Ondas Capital Inc. (“Ondas Capital”). Through these business units, we develop and commercialize autonomous systems, and strategic investment and partnership initiatives that support the scaling and adoption of mission-critical solutions for governments and industrial customers.

•
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
•
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

The Company deconsolidated Ondas Networks Inc. (“Ondas Networks”) effective January 16, 2026 and no longer includes the assets, liabilities, and results of operations of Ondas Networks in its consolidated financial statements subsequent to that date. Additionally, our results of operations for the three and six months ended June 30, 2026 have been affected by recent acquisitions. For additional information, see Note 5, Goodwill and Acquisitions – of Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Results for the Three Months Ended June 30, 2026 and 2025

Revenue, net for the three months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Product revenue	$43,446	$3,605	$39,841	1105.16%
Service revenue	23,603	2,489	21,114	848.29%
Development revenue	16,723	-	16,723	100.00%
Ondas Networks revenue	-	179	(179)	-100.00%
Total revenues, net	$83,772	$6,273	$77,499	1235.44%

Revenue, net increased $77.5 million to $83.8 million for the three months ended June 30, 2026 from $6.3 million for the three months ended June 30, 2025. The increase in revenue is primarily attributed to revenue growth generated by companies acquired since June 30, 2025 of $70.0 million, including $21.8 million from Sentry CS Ltd and $13.2 million from Omnisys Ltd. The remaining increase is primarily attributed to an increase of $6.8 million at Airobotics, of which approximately $5.2 million relates to product sales and approximately $1.6 million relates to service revenue from sales of our Optimus System™ and Iron Drone Raider™.

Cost of goods sold increased to $47.6 million for the three months ended June 30, 2026, from $2.9 million for the three months ended June 30, 2025. The $44.7 million increase was primarily due to activity from companies acquired since June 30, 2025 and the increase in Airobotics revenues discussed above, in addition to increased labor and material costs.

Gross margin percentage decreased to 43% for the three months ended June 30, 2026, compared to 53% for the three months ended June 30, 2025. The 10% decrease in gross margin percentage is primarily due to the amortization of capitalized intellectual property.

General and administrative expenses (“G&A”) increased $121.9 million, or 2006%, to $128.0 million for the three months ended June 30, 2026, from $6.1 million for the three months ended June 30, 2025. This increase is primarily due to an increase of $60.3 million in stock-based compensation for awards granted since June 30, 2025, an increase of $26.7 million in software costs, an increase of $7.2 million in professional fees and consulting costs, of which $4.4 million related to legal, accounting and due diligence fees associated with the acquisitions completed during the year. The remaining increase is primarily related to general and administrative expense attributable to companies acquired since June 30, 2025.

Sales and marketing expenses (“S&M”) increased $18.6 million, or 822%, to $20.9 million for the three months ended June 30, 2026, from $2.3 million for the three months ended June 30, 2025. This increase is primarily due to an increase of $14.5 million related to S&M attributable to companies acquired since June 30, 2025, of which $7.1 million relates to amortization and depreciation of acquired assets, and an increase of $2.0 million related to increased stock-based compensation for awards granted since June 30, 2025. The remaining increase is primarily attributable to increases in human resource costs, including benefits, from increased headcount and increased marketing and advertising costs from increased attendance at trade shows and other marketing events.

Research and development expenses (“R&D”) increased $26.8 million, or 631%, to $31.0 million for the three months ended June 30, 2026, from $4.2 million for the three months ended June 30, 2025. This increase is primarily due to an increase of $21.1 million related to R&D attributable to companies acquired since June 30, 2025, of which $7.0 million relates to amortization and depreciation of acquired assets, and an increase of $3.4 million related to increased stock-based compensation for awards granted since June 30, 2025. The remaining increase is primarily attributable to increases in human resource costs, including benefits, from increased headcount.

The Company recorded $19.2 million of expense for the three months ended June 30, 2026, related to the change in fair value of contingent consideration based on changes in the significant unobservable inputs used in the valuation of the contingent consideration liabilities, which may include projected revenue, probability of achieving performance and milestone targets, discount rates, and the expected timing of payments. The Company’s contingent consideration liabilities consist of earn-out and milestone payment arrangements related to business combinations.

Total other income, net increased $45.7 million, to $44.2 million for the three months ended June 30, 2026, from total other expense, net of $1.5 million for the three months ended June 30, 2025. Total other income, net increased primarily as a result of an increase of approximately $27.6 million in interest and dividend income and realized and unrealized gains on investments, and the net gain of $15.2 million related to the change in fair value of our warrant liability.

The Company recorded an income tax benefit of $29.1 million for the three months ended June 30, 2026, and an income tax provision of $0 for the three months ended June 30, 2025. The 2026 income tax benefit is related to current-year tax losses. The benefit was recognized because the associated deferred tax assets are expected to be realized through the reversal of existing deferred tax liabilities.

Net loss increased $78.9 million, to $89.7 million for the three months ended June 30, 2026, from a net loss of $10.8 million for the three months ended June 30, 2025. For the three months ended June 30, 2026, the Company attributed $1.5 million of net loss to noncontrolling interests (“NCI”), related to the subsidiaries in which we acquired less than 100% ownership during the fourth quarter of 2025. These subsidiaries incurred operating losses due to early-stage operating performance.

Comparison of Results for the Six Months Ended June 30, 2026 and 2025

Revenue, net for the six months ended June 30, 2026 and 2025 is as follows:

	For the Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Product revenue	$81,813	$6,829	$74,984	1098.02%
Service revenue	32,926	3,286	29,640	902.01%
Development revenue	19,155	-	19,155	100.00%
Ondas Networks revenue	-	407	(407)	-100.00%
Total revenue, net	$133,894	$10,522	$123,372	1172.51%

Revenue, net increased $123.4 million to $133.9 million for the six months ended June 30, 2026 from $10.5 million for the six months ended June 30, 2025. The increase in revenue is primarily attributed to revenue growth generated by companies acquired since June 30, 2025 of $104.6 million, including $37.6 million from Sentry CS Ltd, $16.5 million from Bird Aerosystems Ltd, and $13.2 million from Omnisys Ltd. The remaining increase is primarily attributed to an increase of $18.2 million at Airobotics, of which approximately $13.1 million relates to product sales and approximately $5.1 million relates to service revenue from sales of our Optimus System™ and Iron Drone Raider™.

Cost of goods sold increased to $73.1 million for the six months ended June 30, 2026, from $5.7 million for the six months ended June 30, 2025. The $67.4 million increase was primarily due to activity from companies acquired since June 30, 2025 and the increase in Airobotics revenues discussed above, in addition to increased labor and material costs.

Gross margin percentage decreased to 45% for the six months ended June 30, 2026 compared to 46% for the six months ended June 30, 2025.

G&A increased $159.3 million, or 1,329%, to $171.3 million for the six months ended June 30, 2026, from $12.0 million for the six months ended June 30, 2025. This increase is primarily due to an increase of $73.2 million in stock-based compensation for awards granted since June 30, 2025, an increase of $41.6 million in software costs, an increase of $14.7 million in professional fees and consulting costs, of which $10.3 million related to legal, accounting and due diligence fees associated with the acquisitions completed during the year. The remaining increase is primarily related to general and administrative expense attributable to companies acquired since June 30, 2025.

S&M increased $26.7 million, or 568%, to $31.4 million for the six months ended June 30, 2026, from $4.7 million for the six months ended June 30, 2025. This increase is primarily due to an increase of $19.2 million related to S&M attributable to companies acquired since June 30, 2025, of which $8.9 million relates to amortization and depreciation of acquired assets, and an increase of $3.6 million related to increased stock-based compensation for awards granted since June 30, 2025. The remaining increase is primarily attributable to increases in human resource costs, including benefits, from increased headcount and increased marketing and advertising costs from increased attendance at trade shows and other marketing events.

R&D increased $36.8 million, or 478%, to $44.5 million for the six months ended June 30, 2026, from $7.7 million for the six months ended June 30, 2025. This increase is primarily due to an increase of $25.4 million related to R&D attributable to companies acquired since June 30, 2025, of which $5.3 million relates to amortization and depreciation of acquired assets, and an increase of $5.9 million related to increased stock-based compensation for awards granted since June 30, 2025. The remaining increase is primarily attributable to increases in human resource costs, including benefits, from increased headcount and the reallocation of amortization of acquired developed technology intangibles from G&A to R&D.

The Company recorded $19.2 million of expense for the six months ended June 30, 2026, related to the change in fair value of contingent consideration based on changes in the significant unobservable inputs used in the valuation of the contingent consideration liabilities, which may include projected revenue, probability of achieving performance and milestone targets, discount rates, and the expected timing of payments. The Company’s contingent consideration liabilities consist of earn-out and milestone payment arrangements related to business combinations.

Total other income, net increased $453.7 million to $448.4 million for the six months ended June 30, 2026, from total other expense, net of $5.3 million for the six months ended June 30, 2025. Total other income, net increased primarily as a result of the net gain of $404.8 million related to the change in fair value of our warrant liability, a net gain of $51.5 million related to the deconsolidation of Ondas Networks, and an increase of approximately $37.4 million in interest and dividend income and realized and unrealized gains on investments, partially offset by a loss on acquisition of Indo Earth Moving Ltd. of approximately $46.2 million.

The Company recorded an income tax benefit of $28.8 million for the six months ended June 30, 2026, and an income tax provision of $0 for the six months ended June 30, 2025. The 2026 income tax benefit is related to current-year tax losses. The benefit was recognized because the associated deferred tax assets are expected to be realized through the reversal of existing deferred tax liabilities.

Net income increased $296.5 million to $271.6 million for the six months ended June 30, 2026, from a net loss of $24.9 million for the six months ended June 30, 2025. For the six months ended June 30, 2026, the Company attributed $3.1 million of net loss to noncontrolling interests (“NCI”), related to the subsidiaries in which we acquired less than 100% ownership during the fourth quarter of 2025. These subsidiaries incurred operating losses due to early-stage operating performance.

Non-GAAP Measures

As required by the rules of the SEC, we provide a reconciliation of our non-GAAP financial measures to the most directly comparable U.S. GAAP measures. These reconciliations are set forth in the tables below.

We believe that adjusted earnings before interest, taxes, depreciation, and amortization ("Adjusted EBITDA") is a useful supplemental measure for evaluating our operating performance and period to period trends because it eliminates the impact of items that primarily reflect our capital structure, tax position, non-cash accounting charges, acquisition-related transaction costs, and other items that management does not consider indicative of ongoing operating performance. Adjusted EBITDA should be considered in addition to, and not as a substitute for, net income (loss) and other measures prepared in accordance with U.S. GAAP. Adjusted EBITDA removes the effects of interest and financing-related items, depreciation and amortization, income taxes, stock-based compensation and expense, acquisition-related expenses, change in fair value of contingent consideration and other acquisition related obligations, and other non-operating gains and losses. Management believes that excluding these items enhances comparability across periods and facilitates analysis of underlying operating trends.

Adjusted Cash Operating Expense is a non-GAAP financial measure that represents total operating expenses excluding depreciation, amortization of intangible assets, acquisition-related expenses, change in fair value of contingent consideration and other acquisition related obligations, and stock-based compensation and expense. The most directly comparable U.S. GAAP measure to Adjusted Cash Operating Expense is total operating expenses. Management believes Adjusted Cash Operating Expense provides useful supplemental information by isolating recurring, cash-based operating costs and facilitating meaningful period-to-period comparisons. Management uses this measure for internal cost management, budgeting, and to evaluate operating trends exclusive of non-cash accounting charges. Adjusted Cash Operating Expense should be considered in addition to, and not as a substitute for, total operating expenses prepared in accordance with U.S. GAAP.

Beginning in the period ended June 30, 2026, the Company revised its calculation of Adjusted EBITDA and Adjusted Cash Operating Expense to exclude changes in the fair value of contingent consideration and other acquisition related obligations. These amounts reflect periodic remeasurement adjustments required under U.S. GAAP and are primarily driven by changes in estimates and assumptions related to future earn-out payments. Management believes excluding these acquisition-related fair value adjustments improves period-to-period comparability and provides investors with additional insight into the Company's operating performance. This revision did not affect any previously reported Adjusted EBITDA or Adjusted Cash Operating Expense amounts because no gains or losses related to changes in the fair value of contingent consideration were recognized in the prior periods presented. In connection with this change, the Company renamed 'Cash Operating Expense' to 'Adjusted Cash Operating Expense'. The revised caption is intended to more clearly communicate the measure as a management-defined non-GAAP performance measure that excludes specified cash and noncash expenses and does not represent all operating expenses requiring cash settlement.

Also beginning in the period ended June 30, 2026, the Company introduced Adjusted Gross Profit and Adjusted Gross Margin. Adjusted Gross Profit is a non-GAAP financial measure that represents gross profit excluding amortization of acquisition-related intangible assets and stock-based compensation and expense included in cost of goods sold. Adjusted Gross Margin is a non-GAAP financial measure that represents Adjusted Gross Profit as a percentage of revenue. The most directly comparable U.S. GAAP measures to Adjusted Gross Profit and Adjusted Gross Margin are gross profit and gross margin (gross profit as a percentage of revenue), respectively. Management believes these measures provide investors with additional insight into the underlying profitability of the Company's products and services, operating performance and period-to-period trends. Comparative prior-period amounts have been presented on a consistent basis.

Management uses Adjusted EBITDA, Adjusted Cash Operating Expense, Adjusted Gross Profit, and Adjusted Gross Margin together with U.S. GAAP results, in making operating and planning decisions and in evaluating the Company's ongoing performance. Other companies may calculate similarly titled non-GAAP measures differently, and therefore our non-GAAP measures may not be comparable to measures used by other companies.

	Three months ended June 30,		For the six months ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Net income (loss)	$(89,696)	$(10,751)	$271,555	$(24,885)
Depreciation	934	189	1,603	370
Amortization of intangible assets	18,641	1,055	24,263	2,117
Acquisition-related expenses (1)	4,414	-	10,258	-
Stock-based compensation and expense	69,094	2,179	88,753	3,751
Change in fair value of contingent consideration	19,234	-	19,234	-
Provision for (benefit from) income taxes	(29,053)	-	(28,807)	-
Other (income) expense, net (2)	(44,197)	1,501	(448,365)	5,326
Adjusted EBITDA	$(50,629)	$(5,827)	$(61,506)	$(13,321)

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

	For the three months ended June 30,		For the six months ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Total operating expenses	$199,077	$12,582	$266,406	$24,380
Depreciation	(571)	(189)	(1,043)	(370)
Amortization of intangible assets	(13,963)	(1,055)	(19,585)	(2,117)
Acquisition-related expenses (1)	(4,414)	-	(10,258)	-
Change in fair value of contingent consideration	(19,234)	-	(19,234)	-
Stock-based compensation and expense	(67,651)	(1,986)	(86,148)	(3,424)
Adjusted Cash Operating Expenses	$93,244	$9,352	$130,138	$18,469

(1)
Acquisition-related expenses include legal, accounting, and other due diligence costs incurred in connection with completed or pending acquisitions.

	For the three months ended June 30,		For the six months ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Revenue	$83,772	$6,273	$133,894	$10,522
Cost of goods sold	47,641	2,941	73,105	5,701
Gross profit (GAAP)	$36,131	$3,332	$60,789	$4,821
Amortization of acquisition-related intangible assets	4,678	-	4,678	-
Stock-based compensation and expense	1,443	193	2,604	327
Adjusted Gross Profit (Non-GAAP)	$42,252	$3,525	$68,071	$5,148
Gross margin (GAAP)	43.1%	53.1%	45.4%	45.8%
Adjusted Gross Margin (Non-GAAP)	50.4%	56.2%	50.8%	48.9%

	For the three months ended March 31
(dollars in thousands)	2026	2025
Revenue	50,122	4,248
Cost of goods sold	25,464	2,760
Gross profit (GAAP)	$24,658	$1,488
Amortization of acquisition-related intangible assets	-	-
Stock-based compensation and expense	1,161	134
Adjusted Gross Profit (Non-GAAP)	$25,819	$1,622
Gross margin (GAAP)	49.2%	35.0%
Adjusted Gross Margin (Non-GAAP)	51.5%	38.2%

Summary of (Uses) and Sources of Cash

	Six months ended June 30,
(dollars in thousands)	2026	2025
Net cash used in operating activities	$(137,379)	$(15,063)
Net cash used in investing activities	(763,055)	(306)
Net cash provided by financing activities	971,401	53,921
Increase in cash, cash equivalents, and restricted cash	70,967	38,552
Effect of exchange rate on cash	1,052	-
Cash, cash equivalents, and restricted cash, beginning of period	594,359	29,999
Cash, cash equivalents, and restricted cash, end of period	$666,378	$68,551

The principal use of cash in operating activities for the six months ended June 30, 2026, was to fund the Company’s current expenses primarily related to operating activities necessary to allow us to service and support customers for the six months ended June 30, 2026.

The increase in cash flows used in operating activities of $122.3 million primarily relates to an increase in net income of $296.4 million, of which approximately $329.5 million related to non-cash charges and credits, which primarily includes gains and losses on investments, acquisitions, and deconsolidation of subsidiary; change in fair value of warrant liability; amortization of debt discount and issuance costs; depreciation and amortization; and stock-based compensation; combined with changes in operating assets and liabilities resulting in a cash outflow of approximately $89.2 million for the six months ended June 30, 2026.

The increase in cash flows used in investing activities of $762.7 million primarily relates to an increase of $689.8 million in purchases of short-term investments, net of maturities of $66.5 million and cash proceeds from sale of short-term investments of $5.7 million; $45.2 million in cash paid, net of cash acquired, for acquisitions; $10 million in purchases of long-term equity investments; $7.0 million relating to deconsolidation of subsidiary cash; and $8.8 million increase in cash paid for other tangible and intangible assets.

The increase in cash provided by financing activities of $917.5 million primarily relates to the increase in net proceeds of approximately $916.4 million received from the sale of common stock and warrants, net of issuance costs during the six months ended June 30, 2026, combined with an increase in proceeds of approximately $2.3 million from the exercise of stock options and warrants during the six months ended June 30, 2026, offset by an increase of approximately $1.2 million in net cash outflow related to debt transactions.

Liquidity and Capital Resources

As of June 30, 2026, the Company had a strong liquidity position, including $666.0 million of cash, cash equivalents, and restricted cash, $727.0 million of short-term investments, and working capital of approximately $1.4 billion. Subsequent to June 30, 2026, the Company completed the acquisitions of High Point UAS, LLC and Cyberhawk Holdings Limited, which included $322.3 million of cash consideration funded from existing cash balances. Refer to Note 18 - Subsequent Events of Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q. Notwithstanding this use of cash resources, management believes the Company has sufficient liquidity to fund its operations and planned capital expenditures for at least the next twelve months and the foreseeable future. While the Company has incurred losses since inception and historically funded operations through equity and debt financings, management does not believe additional financing is required to support near-term operating needs based on current plans.

As of June 30, 2026, the Company had an accumulated deficit of $93.7 million. At that date, the Company had net long-term borrowings outstanding of approximately $4.1 million and short-term borrowings of approximately $1.6 million, including accrued interest.

In 2025, the Company raised net proceeds of approximately $829.5 million from the sale of common stock and warrants, $30.8 million from the exercise of stock options and warrants, $1.2 million from the exercise of warrants in OAS, and $0.9 million from the issuance of convertible notes in Ondas Networks (collectively, the “2025 Offerings”). In January 2026, the Company raised approximately $1 billion in gross proceeds from the sale of common stock and warrants.

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

Off-Balance Sheet Arrangements

As of June 30, 2026, we had no off-balance sheet arrangements.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. Information concerning our critical accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2025 Form 10-K. Except for the addition of contingent consideration related to the business combinations completed during the six months ended June 30, 2026, there have been no significant changes in our critical accounting estimates since the filing of the 2025 Form 10-K.

Valuation of contingent consideration liabilities. Certain contingent consideration obligations, including earn-out and milestone payment arrangements associated with business combinations, are measured at fair value on a recurring basis and remeasured at each reporting date until the contingency is resolved. Changes in fair value of these liabilities are recognized within "change in fair value of contingent consideration" in the condensed consolidated statements of operations and may cause variability in our results of operations.

The valuation of these liabilities requires significant judgment because certain inputs are not directly observable in the market and are therefore classified as Level 3 measurements. We estimate the fair value of the contingent consideration liabilities primarily using scenario-based methods or Monte Carlo simulation models, depending on the terms and structure of the contingent consideration liability. These valuation methods require assumptions regarding projected performance targets, the probability of achieving the specified targets, the timing of expected payments, discount rates, and volatility assumptions. Changes in these assumptions could materially affect our results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item. Although we are not required to provide the quantitative and qualitative disclosures about market risk required by this Item, we are exposed to certain market risks in the ordinary course of our business. In addition to the interest rate and foreign currency risks described in Part II, Item 7A of our 2025 Form 10-K, we are exposed to equity price risk related to our warrant liabilities, which are measured at fair value on a recurring basis. The fair value of the warrant liabilities is primarily affected by changes in the market price of our common stock and other valuation assumptions. Accordingly, changes in these inputs may result in non-cash gains or losses recognized in our condensed consolidated statements of operations. Refer to Note 12 - Fair Value Measurements of Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q.

Except for the market risk associated with our warrant liabilities described above, there have been no material changes to our exposure to market risk for the six months ended June 30, 2026 from those previously disclosed under “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II, Item 7A of our 2025 Form 10-K.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2026. Based on that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2026, the Company continued to integrate recently acquired businesses into its control environment. As permitted by SEC guidance, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. Management has not yet completed its assessment of the internal control over financial reporting of certain recently acquired businesses. The Company expects to continue implementing changes to its internal control over financial reporting as the integration of these acquired businesses progresses. Additional information regarding the Company's acquisitions is included in Note 5, Goodwill and Acquisitions – of Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

Except as described above, there were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

For information related to our legal proceedings, refer to Note 15 —Commitments and Contingencies of Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

During the quarter ended June 30, 2026, the Company issued shares of its common stock and other equity linked-securities in transactions that were not registered under the Securities Act of 1933, as amended. These issuances occurred primarily in connection with business combination transactions. All sales of unregistered securities during the quarter ended June 30, 2026 were previously disclosed in a Current Report on Form 8-K except the following.

Pursuant to the Nasdaq Listing Rule 5635(c)(4) inducement grant exception, in connection with the acquisition of World View Enterprises, Inc. (the "World View Acquisition"), on April 1, 2026, the Company issued inducement grants of restricted stock units ("RSUs") representing 2,309,934 shares of the Company's common stock and stock options (“Options”) exercisable for 1,745,000 shares of the Company's common stock with an exercise price of $9.02 per share to a total of 26 employees newly-hired in connection with the World View Acquisition. RSUs representing 1,329,934 shares of the Company's common stock vest one-third on the closing date of the World View Acquisition, one-third on October 1, 2026 and one-third on April 1, 2027 and RSUs representing 980,000 shares of the Company's common stock and the stock options vest one-third on April 1, 2027 and then one twelfth quarterly for eight quarters starting on July 1, 2027, subject to the applicable employee's continued employment with the Company.

Pursuant to the Nasdaq Listing Rule 5635(c)(4) inducement grant exception, in connection with the acquisition of Mistral Inc. (the "Mistral Acquisition"), on April 24, 2026, the Company issued inducement grants of RSUs representing 1,245,263 shares of the Company's common stock to a total of 58 employees newly-hired in connection with the Mistral Acquisition. The RSUs vest in twelve (12) equal quarterly installments through the third anniversary of the closing date of the Mistral Acquisition, subject to the applicable employee's continued employment with the Company.

No cash consideration was received by the Company in connection with the grants of the RSUs and Options described above. The securities were issued in reliance upon the exemption from registration afforded by Section 4(a)(2) of the Securities Act as transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans. During the three months ended June 30, 2026, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, in each case as defined in Item 408 of Regulation S-K, except as described below.

On May 19, 2026, Richard Cohen, a director of the Company, adopted a trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c), which expires on June 30, 2027 and provides for the sale of up to 30,000 shares of common stock pursuant to the terms of the plan.

On June 2, 2026, Randall Seidl, a director of the Company, adopted a trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c), which expires on May 31, 2027 and provides for the sale of up to 98,991 shares of common stock pursuant to the terms of the plan.

Item 6. Exhibits

Exhibit No.	Name of Document
2.1+

Share Purchase Agreement, dated May 16, 2026, by and among the Company, Omnisys Ltd., shareholders listed on Exhibit A thereto, and Mr. Ofer Yarden, solely in such person’s capacity as the representative, agent and attorney-in-fact of the Indemnifying Parties (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2026).

2.2+

Unit Purchase Agreement, dated July 2, 2026, by and among the Company, High Point UAS, LLC, Highlander Partners Defense, LLC, DZYNE Management Holdings, LLC, High Flight Corporation, and Highlander Partners Defense, LLC, in its capacity as the Sellers Representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2026).

3.1	Certificate of Amendment, filed on May 28, 2026 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on May 28, 2026).

4.1

Form of Inducement Award Grant Restricted Stock Unit Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 1, 2026).

4.2

Form of Inducement Award Grant Option Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 1, 2026).

4.3

Form of Inducement Award Grant Restricted Stock Unit Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 28, 2026).

4.4

Form of Inducement Award Grant Restricted Stock Unit Agreement (Dzyne Technologies, LLC) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 10, 2026).

4.5

Form of Inducement Award Grant Restricted Stock Unit Agreement (Cyberhawk Holding Limited) (UK Template) (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 10, 2026).

4.6

Form of Inducement Award Grant Restricted Stock Unit Agreement (Cyberhawk Holding Limited) (US Template) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 10, 2026).

4.7

Form of Inducement Award Grant Restricted Stock Unit Agreement (Cyberhawk Holding Limited) (2nd UK Template) (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 10, 2026).

4.8

Form of Inducement Award Grant Restricted Stock Unit Agreement (Cyberhawk Holding Limited) (2nd US Template) (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 10, 2026).

4.9

Form of Inducement Award Grant Stock Option Agreement (Dzyne Technologies, LLC) (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 10, 2026).

4.10

Form of Inducement Award Grant Stock Option Agreement (Cyberhawk Holdings Limited) (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 10, 2026).

10.1

Registration Rights Agreement, dated May 21, 2026, by and between the Company and the signatories thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on May 21, 2026).

10.2

Registration Rights Agreement, dated April 24, 2026, by and among the Company and the Stockholder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2026).

10.3

Registration Rights Agreement, dated April 1, 2026, by and among the Company and the signatories thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2026).

10.4#	Amendment to the Ondas Inc. 2021 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on May 28, 2026).

10.5#	Ondas Inc. 2026 Inducement Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on August 7, 2026).

10.6

Registration Rights and Lock-Up Agreement, dated July 2, 2026, by and among the Company and the Sellers (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on July 6, 2026).

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated August 13, 2026*.

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) dated August 13, 2026*.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated August 13, 2026**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated August 13, 2026**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

# Management Compensatory Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: August 13, 2026	ONDAS INC.

	By:	/s/ Eric A. Brock
Eric A. Brock
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Neil J. Laird
Neil J. Laird
Chief Financial Officer
(Principal Financial Officer
Principal Accounting Officer)