Form 10-Q
period 2026-09-30
Ondas Inc.
filed 2026-11-12
CIK 1646188

22

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-39761

Ondas Inc.

(Exact name of registrant as specified in its charter)

Nevada	47-2615102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Lakeview Avenue, Suite 200, West Palm Beach, Florida 33401

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

The number of shares outstanding of the issuer’s common stock as of November 10, 2026 was 591,442,459.

ONDAS INC.

i

ITEM 1. FINANCIAL STATEMENTS

ONDAS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par value)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$262,811	$550,744
Restricted cash	31,463	43,615
Short-term investments	526,062	21,750
Accounts receivable, net	127,337	22,356
Inventory, net	110,719	21,963
Other current assets	238,377	25,473
Total current assets	1,296,769	685,901

Property and equipment, net	51,581	10,217
Goodwill	1,500,967	251,809
Intangible assets, net	1,025,448	136,890
Investment in unconsolidated affiliates	30,288	-
Long-term equity investments	49,141	35,587
Other assets	73,646	12,437
Total assets	$4,027,840	$1,132,841

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$85,675	$13,873
Accrued expenses and other current liabilities	196,313	33,970
Accrued purchase and contingent consideration	59,259	75,000
Notes payable, related party	-	1,500
Notes payable	909	704
Convertible notes payable, related party	-	3,500
Convertible notes payable	893	2,950
Government grant liability	1,781	2,295
Deferred revenue	37,822	8,029
Total current liabilities	382,652	141,821

Notes payable, net of current portion	153	-
Accrued purchase and contingent consideration, net of current portion	208,905	-
Convertible notes payable, net of current portion	4,153	3,834
Government grant liability, net of current portion	1,945	1,362
Warrant liability	918,632	489,434
Deferred tax liability	87,473	14,531
Other long-term liabilities	53,184	10,244
Total liabilities	1,657,097	661,226

Commitments and contingencies

Temporary Equity
Redeemable noncontrolling interests	-	29,796

Stockholders’ Equity:
Preferred stock – par value $0.0001; 5,000,000 shares authorized at September 30, 2026 and December 31, 2025, and none issued or outstanding at September 30, 2026 and December 31, 2025	-	-
Series A Convertible Preferred stock – par value $0.0001; 5,000,000 shares authorized at September 30, 2026 and December 31, 2025, and none issued or outstanding at September 30, 2026 and December 31, 2025	-	-
Common stock – par value $0.0001; 1,200,000,000 shares authorized at September 30, 2026 and December 31, 2025, 590,159,870 and 380,763,481 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	58	38
Additional paid in capital	2,537,652	805,828
Accumulated other comprehensive income (loss)	(14,155)	329
Accumulated deficit	(156,250)	(368,387)
Total Ondas Inc. stockholders’ equity	2,367,305	437,808
Noncontrolling interest	3,438	4,011
Total stockholders’ equity	2,370,743	441,819
Total liabilities, temporary equity, and stockholders’ equity	$4,027,840	$1,132,841

The accompanying footnotes are an integral part of these Condensed Consolidated Financial Statements.

ONDAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues, net	$167,489	$10,098	$301,383	$20,620
Cost of goods sold	130,989	7,494	205,581	13,195
Gross profit	36,500	2,604	95,802	7,425

Operating expenses:
General and administrative	124,649	10,595	294,485	22,583
Sales and marketing	36,673	3,000	68,049	7,696
Research and development	61,594	4,513	106,066	12,209
Change in fair value of contingent consideration	3,090	-	22,323	-
Total operating expenses	226,006	18,108	490,923	42,488

Operating loss	(189,506)	(15,504)	(395,121)	(35,063)

Other income (expense), net
Interest expense	(615)	(444)	(1,993)	(5,873)
Other income (expense), net	133,696	8,774	583,439	8,875
Total other income (expense), net	133,081	8,330	581,446	3,002

Income (loss) before provision for income taxes	(56,425)	(7,174)	186,325	(32,061)

Provision for (benefit from) income taxes	8,247	307	(20,560)	307

Net income (loss)	(64,672)	(7,481)	206,885	(32,368)
Less preferred dividends attributable to noncontrolling interest	-	390	-	1,170
Less deemed dividends attributable to accretion of redemption value	-	925	1,631	2,620
Net loss attributable to noncontrolling interests	(2,105)	(13)	(5,254)	(13)
Net income (loss) attributable to Ondas Inc. stockholders	$(62,567)	$(8,783)	$210,508	$(36,145)

Net income (loss) per share – basic	$(0.10)	$(0.03)	$0.30	$(0.21)
Net income (loss) per share – diluted	$(0.10)	$(0.03)	$0.27	$(0.21)

Weighted average number of common shares outstanding, basic and diluted
Basic	617,641	259,909	521,778	172,423
Diluted	617,988	259,909	538,441	172,423

The accompanying footnotes are an integral part of these Condensed Consolidated Financial Statements.

ONDAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(64,672)	$(7,481)	$206,885	$(32,368)
Other comprehensive income (loss):
Foreign currency translation	(14,631)	-	(12,497)	-
Available-for-sale investments:
Unrealized gain (loss), net	(980)	-	(1,639)	-
Comprehensive income (loss)	$(80,283)	$(7,481)	$192,749	$(32,368)

Comprehensive income (loss) attributable to:
Comprehensive loss attributable to noncontrolling interests	$(2,105)	$(13)	$(5,254)	$(13)
Foreign currency translation adjustments attributable to noncontrolling interests	(42)	-	349	-
Noncontrolling interests	(2,147)	(13)	(4,905)	(13)

Comprehensive income (loss) attributable to Ondas Inc. stockholders	$(78,136)	$(7,468)	$197,654	$(32,355)

The accompanying footnotes are an integral part of these Condensed Consolidated Financial Statements.

ONDAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY

FOR THE three and nine months ended September 30, 2026 and 2025

(dollars in thousands)

(Unaudited)

					Ondas Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interest		Common Stock		Additional Paid in	Accumulated other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance, January 1, 2026	538,048	$29,796	380,763,481	$38	$805,828	$329	$(368,387)	$4,011	$441,819
Accretion to redemption amount of redeemable noncontrolling interests	-	1,289	-	-	(1,289)	-	-	-	(1,289)
Settlement of redeemable noncontrolling interest	-	(2,582)	352,968	-	2,574	9	-	-	2,583
Deconsolidation of subsidiary	(538,048)	(24,513)	-	-	8,459	-	-	-	8,459
Issuance of shares, warrants, and pre-funded warrants from Offerings, net of offering costs	-	-	19,000,000	2	(2)	-	-	-	-
Issuance of shares upon exercise of options and warrants and delivery of restricted stock units	-	-	44,737,301	4	10,035	-	-	-	10,039
Issuance of shares in connection with acquisitions	-	-	21,819,156	2	232,526	-	-	-	232,528
Issuance of shares in exchange for shares of OAS, net of costs	-	-	2,389,203	-	2,051	-	-	-	2,051
Stock-based compensation	-	-	-	-	19,575	-	-	-	19,575
Change in net unrealized gain on debt securities, net of tax	-	-	-	-	-	(383)	-	-	(383)
Foreign currency translation adjustments, net of tax	-	9	-	-	-	(316)	-	(1)	(317)
Net income (loss)	-	(1,545)	-	-	-	-	362,949	(153)	362,796
Balance, March 31, 2026	-	$2,454	469,062,109	$46	$1,079,757	$(361)	$(5,438)	$3,857	$1,077,861
Accretion to redemption amount of redeemable noncontrolling interests	-	342	-	-	(342)	-	-	-	(342)
Reclassification of redeemable noncontrolling interest	-	(1,578)	-	-	-	-	-	1,578	1,578
Deconsolidation of subsidiary	-	-	-	-	2,619	-	-	-	2,619
Issuance of shares upon exercise of options and warrants and delivery of restricted stock units	-	-	6,822,466	1	2,173	-	-	-	2,174
Issuance of shares in connection with acquisitions	-	-	53,954,035	5	508,993	-	-	-	508,998
Stock-based compensation	-	-	-	-	69,009	-	-	-	69,009
Change in net unrealized gain on debt securities, net of tax	-	-	-	-	-	(275)	-	-	(275)
Foreign currency translation adjustments, net of tax	-	86	-	-	-	2,050	-	297	2,347
Net loss	-	(1,304)	-	-	-	-	(88,245)	(147)	(88,392)
Balance, June 30, 2026	-	-	529,838,610	52	1,662,209	1,414	(93,683)	5,585	1,575,577
Issuance of shares upon exercise of options and warrants and delivery of restricted stock units	-	-	1,228,430	-	289	-	-	-	289
Issuance of shares in connection with acquisitions	-	-	59,092,830	6	815,475	-	-	-	815,481
Stock-based compensation	-	-	-	-	59,679	-	-	-	59,679
Change in net unrealized gain on debt securities, net of tax	-	-	-	-	-	(980)	-	-	(980)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(14,589)	-	(42)	(14,631)
Net loss	-	-	-	-	-	-	(62,567)	(2,105)	(64,672)
Balance, September 30, 2026	-	$-	590,159,870	$58	$2,537,652	$(14,155)	$(156,250)	$3,438	$2,370,743

The accompanying footnotes are an integral part of these Condensed Consolidated Financial Statements.

ONDAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY

FOR THE three and nine months ended September 30, 2026 and 2025

(dollars in thousands)

(Unaudited)

					Ondas Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interest		Common Stock		Additional Paid in	Accumulated other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity
Balance, January 1, 2025	538,048	$19,361	93,173,191	$9	$252,942	$-	$(236,369)	$-	$16,582
Preferred dividends attributable to redeemable noncontrolling interest	-	390	-	-	(390)	-	-	-	(390)
Accretion of redeemable preferred stock in Ondas Networks	-	817	-	-	(817)	-	-	-	(817)
Issuance of warrants in Ondas Networks, in connection with convertible note payable	-	-	-	-	346	-	-	-	346
Issuance of shares for payment on convertible debt	-	-	33,322,397	3	21,936	-	-	-	21,939
Issuance of shares upon exercise of options and warrants and delivery of restricted stock units	-	-	1,105,500	-	984	-	-	-	984
Delivery of shares for vesting of restricted stock units			123,711	-	-				-
Stock-based compensation	-	-	-	-	1,573	-	-	-	1,573
Net Loss	-	-	-	-	-	-	(14,136)	-	(14,136)
Balance, March 31, 2025	538,048	$20,568	127,724,799	$12	$276,574	$-	$(250,505)	$-	$26,081
Preferred dividends attributable to redeemable noncontrolling interest	-	390	-	-	(390)	-	-	-	(390)
Accretion of redeemable preferred stock in Ondas Networks	-	878	-	-	(878)	-	-	-	(878)
Issuance of shares of Pre-Funded Warrants from 2025 Public Offering, net of costs	-	-	27,200,000	3	42,674	-	-	-	42,677
Issuance of shares for payment on convertible debt	-	-	33,584,247	3	22,921	-	-	-	22,924
Issuance of shares upon exercise of options and warrants	-	-	17,888,750	2	8,976	-	-	-	8,978
Delivery of shares for restricted stock units	-	-	334,870	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	2,179	-	-	-	2,179
Net loss	-	-	-	-	-		(10,750)		(10,750)
Balance, June 30, 2025	538,048	$21,836	206,732,666	$20	$352,056	$-	$(261,255)	$-	$90,821
Preferred dividends attributable to redeemable noncontrolling interest	-	390	-	-	(390)	-	-	-	(390)
Accretion of redeemable preferred stock in Ondas Networks	-	925	-	-	(925)	-	-	-	(925)
Exercise of Warrants in Ondas Autonomous Systems by noncontrolling interests	-	-	-	-	-	-	-	1,159	1,159
Issuance of shares from August 2025 Public Offering, net of costs	-	-	53,084,000	5	162,631	-	-	-	162,636
Issuance of shares from September 2025 Offering, net of costs	-	-	46,000,000	5	216,991	-	-	-	216,996
Issuance of shares for payment on convertible debt	-	-	6,950,574	1	5,360	-	-	-	5,361
Issuance of shares upon exercise of options and warrants	-	-	16,001,937	2	13,585	-	-	-	13,587
Delivery of shares for restricted stock units			746,640	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	5,460	-	-	-	5,460
Net loss	-	-	-	-	-	-	(7,468)	(13)	(7,481)
Balance, September 30, 2025	538,048	$23,151	329,515,817	$33	$754,768	$-	$(268,723)	$1,146	$487,224

The accompanying footnotes are an integral part of these Condensed Consolidated Financial Statements.

ONDAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$206,885	$(32,368)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Unrealized gains on investments	(3,113)	(6,893)
Realized gains on investments	(7,418)	-
Accretion of discounts on investments, net	1,314	-
Depreciation	4,181	566
Amortization of debt discount and issuance cost	-	4,690
Amortization of intangible assets	57,335	3,204
Amortization of right of use asset	3,809	845
Noncash interest expense	1,382	-
Income from equity method investments	(101)	-
Loss on intellectual property	-	16
Gain on disposal of equipment	(4)	-
Gain on acquisition consideration	(6,182)	-
Gain on deconsolidation of subsidiary	(48,834)	-
Loss on acquisition of variable interest entity	46,150	-
Change in fair value of warrant liability	(529,906)	-
Change in fair value of note receivable from affiliate	30	-
Change in fair value of investment in affiliate	(999)	-
Change in fair value of contingent consideration	22,323	-
Change in fair value of government grant liability	406	198
Deferred income taxes	(22,767)	(11)
Stock-based compensation	148,599	9,211
Changes in operating assets and liabilities, net of acquisitions and deconsolidations:
Accounts receivable	(64,882)	20
Inventory	(23,846)	(2,642)
Other current assets	(148,221)	(5,762)
Deposits and other assets	(9,869)	-
Accounts payable	45,935	1,180
Accrued expenses and other current liabilities	57,832	3,964
Accrued contingent consideration	(758)	-
Deferred revenue	(5,628)	(1,340)
Operating lease liability	(4,322)	(895)
Other liabilities	2,642	1
Net cash flows used in operating activities	(278,027)	(26,016)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(19,200)	(437)
Purchase of long-term equity investments	(11,741)	(587)
Proceeds from sale of short-term investments	14,906	-
Purchases of short-term investments	(762,127)	(11,000)
Maturities of short-term investments	254,608	-
Cash paid for acquisition, net of cash acquired	(456,192)	(6,659)
Issuance of note receivable from unconsolidated affiliate	(6,000)	-
Deconsolidation of subsidiary cash	(7,011)	-
All other investing activities	(361)	(61)
Net cash flows used in investing activities	(993,118)	(18,744)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options and warrants	12,502	23,549
Proceeds from sale of common stock and warrants, net of issuance costs	959,104	422,309
Proceeds from exercise of warrants in OAS	-	1,158
Proceeds from notes payable and convertible notes payable, net of issuance costs	1,505	923
Proceeds from government grant	-	365
Payments on notes payable	(1,736)	-
Payments on government grant liability	(434)	(149)
Net cash flows provided by financing activities	970,941	448,155

Net (decrease)/increase in cash, cash equivalents, and restricted cash	(300,204)	403,395
Effect of exchange rate on cash	119	-
Cash, cash equivalents, and restricted cash beginning of period	594,359	29,999
Cash, cash equivalents, and restricted cash end of period	$294,274	$433,394

The accompanying footnotes are an integral part of these Condensed Consolidated Financial Statements.

ONDAS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$10	$8
Cash paid for income taxes	$-	$10
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred dividends attributable to redeemable noncontrolling interest	$-	$1,170
Accretion of redeemable noncontrolling interest to redemption value	$1,631	$2,620
Common stock issued in connection with acquisitions	$1,557,007	$-
Common stock issued in exchange for debt repayment	$-	$53,218
Issuance of shares in exchange for shares of OAS, net of costs	$2,051	$-
Warrants issued in connection with convertible notes payable with respect to Ondas Networks	$-	$346
Operating leases right-of-use assets obtained in exchange of lease liabilities	$21,029	$1,458

The accompanying footnotes are an integral part of these Condensed Consolidated Financial Statements.

ONDAS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Ondas Inc. (together with its subsidiaries, the “Company,” “Ondas,” “we,” “us,” or “our”) is a defense, security and critical infrastructure technology company developing, manufacturing and commercializing autonomous systems, advanced mission technologies and integrated solutions for government and industrial customers.

The Company’s technologies and solutions address mission requirements across aerial security, persistent intelligence, precision strike and autonomous ground systems, supported by capabilities in artificial intelligence, command and control, sensing, secure communications, positioning and navigation, and related mission technologies. The Company’s products and solutions are used in defense, homeland security, public safety, critical infrastructure and other industrial applications and are designed to enhance situational awareness, operational effectiveness, resilience and safety in complex, regulated and contested environments.

The Company conducts its operations through a portfolio of subsidiaries with complementary technologies, products and engineering, manufacturing and operational capabilities. The Company’s strategy is to integrate these capabilities, where appropriate, into broader mission solutions while continuing to deliver individual products and technologies to customers.

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

Use of Estimates

The process of preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements. Such management estimates include those relating to allocation of consideration for business combinations to identifiable tangible and intangible assets, asset acquisitions, deconsolidations and retained interests, revenue recognition, inventory write-downs to reflect net realizable value, fair values of financial instruments and goodwill, assumptions used in the valuation of contingent consideration liabilities, stock-based awards, derivative warrant liabilities, and valuation allowances against deferred tax assets. Actual results could differ from those estimates.

Cash and Cash Equivalents, and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash includes cash that is not readily available for use in the Company’s operating activities. At December 31, 2025, $37.5 million of our restricted cash balance relates to funds held in escrow in connection with the acquisition of Sentrycs. The restrictions on the $37.5 million funds held in escrow were released during the nine months ended September 30, 2026. The remaining restricted cash balance at September 30, 2026 and December 31, 2025 is attributable to (i) minimum cash reserves required to be maintained to cover bank guarantees issued for new customer orders and operating leases, and (ii) minimum cash reserve requirements for credit cards.

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

Equity Investments

The Company’s investments in equity securities with readily determinable fair values are measured at fair value with changes in fair value recognized in earnings. Equity securities without readily determinable fair values are recorded at cost, less impairment, and are adjusted for observable price changes in orderly transactions for identical or similar equity securities of the same issuer, with such adjustments recognized in earnings. Equity investments over which the Company has significant influence, generally presumed when the Company owns 20% or more of the investee’s voting interests, are accounted for using the equity method of accounting unless the fair value option is elected. Dividends received from equity securities are recognized in earnings when declared.

Inventory, Net

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

(dollars in thousands)	September 30, 2026	December 31, 2025
Raw material	$94,049	$14,153
Work in process	19,411	1,470
Finished goods	16,106	7,992
Less inventory reserves	(18,847)	(1,652)
Total inventory, net	$110,719	$21,963

Impairment of Long-Lived Assets

Long-lived assets are evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. There was no impairment of long-lived assets for the three and nine months ended September 30, 2026 and 2025.

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

Other Income (Expense), Net

The components of other income (expense), net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Gain on deconsolidation	$-	$-	$48,834	$-
Change in fair value of warrant liability	125,108	-	529,906	-
Unrealized gain (loss) on investments	(6,686)	6,893	3,113	6,893
Realized gains on investments	4,493	-	7,418	-
Change in fair value of investment in Networks	3,486	-	999	-
Interest and dividend income	8,730	1,992	33,359	2,443
Gain on acquisition consideration	-	-	6,182	-
Loss on acquisition of variable interest entity	-	-	(46,150)	-
Change in fair value of Networks notes receivable	(335)	-	(30)	-
Change in fair value of government grant liability	(120)	(87)	(406)	(355)
Foreign exchange gain (loss), net	(892)	(55)	18	(119)
Gain on equity method investment	101	-	101	-
Other income (expense), net	(189)	31	95	13
Total other income (expense), net	$133,696	$8,774	$583,439	$8,875

Fair Value of Financial Instruments

Our financial assets measured at fair value on a recurring basis consist primarily of cash equivalents (such as money market funds), investments (such as publicly traded equity securities), warrants (including warrants exercisable for publicly traded stock), instruments for which the Company has elected to apply the fair value option, and available-for-sale debt securities. Our financial liabilities measured at fair value on a recurring basis consist primarily of contingent consideration, government grant liabilities and warrant liabilities.

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

The carrying amounts of receivables, accounts payable, and accrued expenses approximate fair value due to the short-term nature of such instruments.

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

Diluted net income (loss) per share is calculated using the more dilutive of the two-class method or the treasury stock and if-converted methods, as applicable. Potential dilutive shares include stock options, warrants, restricted stock units, contingently issuable shares, and convertible preferred stock. Because the Company reported a net loss for the three and nine months ended September 30, 2025, the effect of potentially dilutive securities would have been anti-dilutive; therefore, diluted net loss per share equals basic net loss per share for that period.

The reconciliation of basic to diluted shares is as follows (in thousands except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Calculation of basic income (loss) per share attributable to stockholders
Net income (loss) attributable to stockholders	$(62,567)	$(8,783)	$210,508	$(36,145)
Net income attributable to participating securities	-	-	(56,323)	-
Net income (loss) attributable to common stockholders - basic	$(62,567)	$(8,783)	$154,185	$(36,145)
Weighted-average common shares outstanding - basic	617,640,953	259,909,415	521,778,286	172,423,160
Net income (loss) per share - basic	$(0.10)	$(0.03)	$0.30	$(0.21)
Calculation of diluted income (loss) per share attributable to stockholders
Net income (loss) attributable to stockholders	$(62,567)	$(8,783)	$210,508	$(36,145)
Net income attributable to participating securities	-	-	(56,323)	-
Change in fair value associated with dilutive shares	(57)	-	(7,081)	-
Net income (loss) attributable to common stockholders - diluted	$(62,624)	$(8,783)	$147,104	$(36,145)

Weighted-average common shares outstanding - basic	617,640,953	259,909,415	521,778,286	172,423,160
Common stock warrants	-	-	192,370	-
Common stock options	-	-	9,059,905	-
Restricted stock units	-	-	5,006,372	-
Other	346,833	-	2,403,674	-
Weighted-average common shares outstanding - diluted	617,987,786	259,909,415	538,440,607	172,423,160
Net income (loss) per share - diluted	$(0.10)	$(0.03)	$0.27	$(0.21)

The following potentially dilutive securities for the three and nine months ended September 30, 2026 and 2025, have been excluded from the computation of diluted net income (loss) per share because the effect of their inclusion would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Warrants to purchase common stock	196,256,760	2,603,120	196,165,849	2,603,120
Options to purchase common stock	35,281,310	17,360,603	17,956,204	17,360,603
Contingently issuable shares	150,831,841	-	145,975,139	-
Restricted stock units	41,892,979	4,864,101	-	4,864,101
Total potentially dilutive securities	424,262,890	24,827,824	360,097,192	24,827,824

Concentration of Customers

A portion of our revenues are concentrated among certain customers. Revenues from each customer that were 10% or greater of total revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer A	15%	90%	25%	59%
Customer B	*	*	*	18%
Customer C	*	*	*	15%
Customer D	21%	*	13%	*
Customer E	13%	*	*	*

* less than 10%

A portion of our accounts receivable are concentrated among certain customers. Accounts receivable from each customer that were 10% or greater of total accounts receivable were as follows:

	September 30, 2026	December 31, 2025
Customer A	22%	73%
Customer B	12%	*

* less than 10%

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

The early, prospective adoption of ASU 2025-06 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows as of and for the period ended September 30, 2026. However, the guidance is expected to affect the timing and amount of internal-use software costs capitalized and amortized in future periods, as well as related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires additional disclosures regarding certain expenses included in the income statement, including the disaggregation of specified expense captions. In 2025, the FASB issued ASU 2025-01 to clarify the effective date of the amendments. The guidance is effective for the Company for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting the guidance on its consolidated financial statement disclosures.

In 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which amends the guidance for determining the accounting acquirer for a transaction in which the legal acquiree is a variable interest entity that meets the definition of a business. The guidance is effective for the Company for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting the guidance on its consolidated financial statements and related disclosures.

In 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which amends the guidance in Topic 815 to exclude from derivative accounting certain non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. The guidance is effective for the Company for annual periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting the guidance on its consolidated financial statements and related disclosures.

In 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes guidance for the recognition, measurement, presentation and disclosure of government grants received by business entities. The guidance addresses grants related to assets and grants related to income and is effective for the Company for annual periods beginning after December 15, 2028, including interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and related disclosures.

Reclassification

Certain prior-period amounts have been reclassified to conform to the current-period presentation. These reclassifications include the presentation of amortization attributable to acquired developed technology used in research and development activities within research and development expense, as well as the presentation of certain non-operating income and expense items within “Other income (expense), net.” These reclassifications had no effect on total operating expenses, loss from operations, net loss, or stockholders’ equity. Additional information regarding the components of other income (expense), net is presented in Note 2.

NOTE 3 – REVENUE

The following table presents our disaggregated revenues by type, timing and geographical region.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Type of Revenue
Product revenue	$87,773	$5,444	$169,586	$12,274
Service revenue	34,170	4,591	67,096	7,896
Development revenue	45,546	63	64,701	450
Total revenues, net	$167,489	$10,098	$301,383	$20,620

Timing of Revenue
Revenue recognized point in time	$71,073	$9,446	$153,940	$19,451
Revenue recognized over time	96,416	652	147,443	1,169
Total revenues, net	$167,489	$10,098	$301,383	$20,620

Geographical Region
United States	$91,233	$173	$109,686	$528
Europe	36,826	3	68,281	3,114
Israel	27,924	9,358	86,980	13,105
Asia - Other	8,020	564	25,162	3,873
Africa	2,625	-	7,577	-
North America - Other	403	-	2,721	-
Other	458	-	976	-
Total revenues, net	$167,489	$10,098	$301,383	$20,620

Contract Assets and Liabilities

The Company recognizes a receivable or contract asset when we perform a service or transfer a good in advance of receiving consideration. A receivable is recorded when our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. A contract asset is recorded when we have recognized revenue over time in accordance with meeting our performance obligation but are unable to invoice the customer yet based on the contractual invoicing terms. The contract asset is reclassified to a receivable when the right to consideration becomes unconditional. Contract assets are included in other current assets on the condensed consolidated balance sheets. The table below details the activity in our contract assets during the nine months ended September 30, 2026 and the year ended December 31, 2025.

(dollars in thousands)	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Balance, beginning of period	$3,171	$206
Contract assets acquired in business combination	22,821	-
Contract assets recognized	73,894	8,476
Reclassification to accounts receivable, net	(27,216)	(5,511)
Balance, end of period	$72,670	$3,171

The Company recognizes a contract liability (deferred revenue) when we receive consideration from a customer, or if we have the unconditional right to consideration (i.e., a receivable), prior to satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. The table below details the activity in our contract liabilities during the nine months ended September 30, 2026 and the year ended December 31, 2025.

(dollars in thousands)	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Balance, beginning of period	$8,501	$329
Contract liabilities acquired in business combinations	34,292	7,374
Effect of deconsolidation of subsidiary	(337)	-
Additions	29,565	9,542
Recognized as revenue	(30,880)	(8,744)
Balance, end of period	$41,141	$8,501

Revenue recognized during the nine months ended September 30, 2026 and 2025 that was included in the contract liability opening balance was $7.6 million and $21 thousand, respectively. As of September 30, 2026 and December 31, 2025, $3.3 million and $0.5 million of the contract liability balance represents long-term deferred revenue and is included in other liabilities on the condensed consolidated balance sheets, respectively.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

(dollars in thousands)	September 30, 2026	December 31, 2025
Prepaid insurance	$1,273	$1,417
Dividend income receivable	7,397	321
Prepaid income and other taxes	17,066	9,551
Advance to vendors	26,514	6,831
Contract assets	72,670	3,171
Receivable for stock option exercises	-	2,965
Prepaid software and subscription fees	82,746	-
Other prepaid expenses and current assets	30,711	1,217
Total other current assets	$238,377	$25,473

NOTE 5 – GOODWILL AND ACQUISITIONS

The following table summarizes the change in the Company’s goodwill:

(dollars in thousands)	Total
Balance as of January 1, 2026	$251,809
Measurement period adjustments	(35,989)
Foreign currency translation	(8,477)
Goodwill acquired during the period	1,293,624
Balance as of September 30, 2026	$1,500,967

The Company completed the acquisitions detailed below to expand product offerings, add critical technology, and enter new markets. Control was obtained through the purchase of the issued and outstanding share capital, membership interests, by merger or through the purchase of specified assets constituting a business, pursuant to the respective acquisition agreement. Equity consideration issued in connection with the acquisitions was measured at fair value based on the quoted market price on the respective acquisition dates. All identifiable intangible assets acquired other than goodwill are finite lived.

Acquisition-related costs incurred in connection with the 2026 acquisitions were $14.1 million and $24.4 million for the three and nine months ended September 30, 2026, respectively, and were expensed as incurred. These costs are included in general and administrative expense in the condensed consolidated statements of operations. The accounts receivable acquired across the Company’s 2026 acquisitions were not material individually. Accordingly, the Company has not separately disclosed the gross contractual amounts receivable or the best estimate of contractual cash flows not expected to be collected. The unaudited pro forma financial information reflected below includes adjustments that are directly attributable to the acquisitions and factually supportable, including incremental amortization of acquired intangible assets and incremental depreciation related to fair value adjustments of property and equipment.

The Company valued identifiable intangible assets acquired in its business combinations, and assets acquired that are consolidated as variable interest entities (i.e., Indo Earth Ltd.), using valuation approaches applied consistently across all acquisitions completed during the period. For material acquisitions, the Company primarily used income-based valuation techniques to estimate fair value based on the present value of expected future economic benefits, including the multi-period excess earnings method for developed technology and the relief-from-royalty method for trade names. These valuations incorporate management's financial forecasts, estimated useful lives, contributory asset charges, royalty rates, tax rates, and discount rates. For acquisitions determined to be immaterial, the Company may use market-based benchmarking approaches, including observable transaction multiples, comparable royalty rate benchmarks, and other market-corroborated data, to estimate the fair value of acquired intangible assets. The Company engaged third-party valuation specialists, as appropriate, to assist in the identification and valuation of intangible assets acquired.

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

In addition, the Rotron Acquisition Agreement provides for a separate contingent payment to the former shareholders based on the amount of preacquisition research and development credit ultimately received by the Company. The earn-out and related contingent consideration was recorded at its acquisition-date fair value of $42.5 million.

The following table summarizes the consideration paid for Rotron and the preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

(dollars in thousands)
Purchase price consideration
Cash	$6,662
Equity	35,115
Fair value of the earn-out consideration	42,489
Total purchase price consideration	84,266

Estimated fair value of assets acquired:
Cash and cash equivalents and restricted cash	154
Inventory	972
Other current assets	1,812
Property and equipment	390
Right-of-use assets	768
Intangible assets	28,748
Total estimated fair value of assets acquired	32,844

Estimated fair value of liabilities assumed:
Accounts payable	852
Accrued expenses and other current liabilities	771
Lease liabilities	768
Other long-term liabilities	86
Deferred tax liability	5,886
Total estimated fair value of liabilities assumed	8,363

Net assets acquired	24,481

Goodwill	$59,785

The intangible assets acquired include $25.0 million allocated to developed technology, with a useful life of five years, and $3.7 million allocated to trademarks, with a useful life of five years. The acquired intangible assets have a weighted-average amortization period of five years. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. No measurement period adjustments were recorded during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company recorded measurement period adjustments primarily related to an increase in contingent consideration of $0.8 million, a decrease in deferred tax liabilities of $1.3 million, and increases in certain accruals. The measurement period adjustments resulted in a net decrease to goodwill of $0.6 million. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in the acquisition-date fair value of contingent consideration, (2) changes in fair values of property, plant, and equipment, (3) changes in valuation of intangible assets such as developed technology, tradename, as well as goodwill, (4) adjustments to deferred tax balances and (5) other changes to assets and liabilities, including contract assets and contract liabilities.

Rotron generated revenue of $9.5 million and a net loss of $1.1 million for the three months ended September 30, 2026, and revenue of $13.3 million and net loss of $2.4 million for the nine months ended September 30, 2026, in each case from the acquisition date, which are included in the Company's condensed consolidated statements of operations.

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

(dollars in thousands)
Purchase price consideration
Cash	$23,456
Equity	104,521
Total purchase price consideration	127,977

Estimated fair value of assets acquired:
Cash and cash equivalents	3,493
Accounts receivable	9,285
Inventory	10,862
Other current assets	5,614
Property and equipment	1,042
Right of use asset	1,674
Other long-term assets	2,812
Intangible assets	58,400
Total estimated fair value of assets acquired	93,182

Estimated fair value of liabilities assumed:
Accounts payable	2,746
Accrued expenses and other current liabilities	7,516
Deferred revenues	14,253
Lease liabilities	1,581
Deferred tax liability	632
Total estimated fair value of liabilities assumed	26,728

Net assets acquired	66,454

Goodwill	$61,523

The intangible assets acquired include $34.6 million allocated to customer relationships with a useful life of eight years, $21.1 million allocated to developed technology with a useful life of eight years, and $2.7 million allocated to trademarks with a useful life of seven years. The acquired intangible assets have a weighted-average amortization period of eight years. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. No measurement period adjustments were recorded during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company recorded measurement period adjustments primarily related to a decrease in deferred tax liabilities of $12.8 million and an increase in certain accruals of $0.7 million. The measurement period adjustments resulted in a net decrease to goodwill of $12.1 million. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in the valuation of acquired inventory, including fair value step-up, (2) changes in fair values of property, plant, and equipment, (3) changes in valuation of intangible assets such as customer relationships, developed technology, and trademarks, as well as goodwill, (4) adjustments to deferred tax balances, and (5) other changes to assets and liabilities, including contract assets and contract liabilities.

Bird generated revenue of $5.5 million and net loss of $6.4 million for the three months ended September 30, 2026, and revenue of $22.0 million and net loss of $11.1 million for the nine months ended September 30, 2026, in each case from the acquisition date, which are included in the Company's condensed consolidated statements of operations.

Indo-Earth Moving Ltd.

On March 17, 2026, the Company completed the acquisition of Indo Earth Moving Ltd. (“Indo”) pursuant to a Share Purchase Agreement with Indo’s shareholders and their representative (the “Indo Agreement”). Pursuant to the Indo Agreement, at closing the Company transferred cash consideration of $5.7 million and 2,441,506 shares of Common Stock with a fair value of $27.5 million, for total consideration of $33.2 million (together, the “Indo Base Consideration”), in exchange for all outstanding equity interests in Indo. The Company also agreed to issue 3,051,882 shares of Common Stock upon the achievement of specified technical and regulatory milestones (the “Indo Milestone Payment”) and agreed to make additional earn-out payments of up to $140.0 million, payable in cash or shares of the Company's Common Stock at the Company's election, based on the achievement of defined post-closing revenue, bookings and profitability targets (the “Indo Earn-Out Payments”).

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

Under the terms of the Indo Agreement, the Company may be entitled to recover all or a portion of the Indo Base Consideration transferred if certain conditions are not satisfied within a defined period following the acquisition date. As of September 30, 2026, the Company has concluded that the refundability provisions represent a contingent feature of the purchase consideration. Accordingly, the refundable amounts continue to be evaluated at each reporting date based on the facts and circumstances then existing, including the likelihood that the relevant conditions will be met. The Company has not recorded any refund receivable as of September 30, 2026, as management has determined that realization of any refund is not probable.

The excess purchase consideration over the estimated fair value of the net assets acquired resulted in a loss on the acquisition of the variable interest of $46.2 million, which is presented in other income (expense), net in the condensed consolidated statements of operations.

(dollars in thousands)
Purchase price consideration
Cash	$5,664
Equity portion of purchase price	27,540
Fair value of contingent consideration	84,171
Total purchase price consideration	117,375

Estimated fair value of assets acquired:
Customer relationships	92,500

Estimated fair value of liabilities assumed:
Deferred tax liability	21,275

Net assets acquired	71,225

Loss on acquisition of variable interest entity	$46,150

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

The acquisition of World View expands the Company's capabilities in advanced aerial intelligence, surveillance, and reconnaissance solutions and enhances the Company's position in the defense, security, and critical infrastructure markets.

The following table summarizes the consideration paid for World View and the preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

(dollars in thousands)
Purchase price consideration
Cash	$22,769
Equity	112,546
Effective settlement of pre-acquisition note receivable	10,044
Total purchase price consideration	145,359

Estimated fair value of assets acquired:
Cash and cash equivalents and restricted cash	6,195
Accounts receivable	119
Inventory	2,204
Other current assets	2,780
Property and equipment	458
Right of use asset	7,308
Intangible assets	71,400
Total estimated fair value of assets acquired	90,464

Estimated fair value of liabilities assumed:
Accounts payable	1,549
Accrued expenses and other current liabilities	11,772
Deferred revenues	4,129
Lease liabilities	7,308
Other long-term liabilities	3,858
Deferred tax liabilities	1,339
Total estimated fair value of liabilities assumed	29,955

Net Assets Acquired	60,509

Goodwill	$84,850

The intangible assets acquired include $68.5 million allocated to developed technology with a useful life of eight years, and $2.9 million allocated to trade name with a useful life of eight years. The acquired intangible assets have a weighted-average amortization period of eight years. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. During the three and nine months ended September 30, 2026, the Company recorded measurement period adjustments related to a $0.6 million decrease in fair value of acquired intangible assets and a $0.6 million decrease in deferred tax liabilities. As a result, these adjustments had no net impact on goodwill. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in valuation of intangible assets such as developed technology and trade name, as well as goodwill, (2) changes to acquired deferred tax assets and liabilities, including the impact of Section 382 ownership change analysis, and (3) other changes to assets and liabilities, including contract assets and contract liabilities.

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

World View generated revenue of $4.1 million and net loss of $13.7 million for the three months ended September 30, 2026, and revenue of $6.0 million and net loss of $34.7 million for the nine months ended September 30, 2026, in each case from the acquisition date, which are included in the Company's condensed consolidated statements of operations.

Mistral

On April 24, 2026, the Company completed the acquisition of Mistral, Inc., a Delaware corporation ("Mistral"), pursuant to the Agreement and Plan of Merger dated March 8, 2026 (the “Mistral Agreement”), by and among the Company, Project Cyclone, a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), Mistral and Mistral’s sole shareholder. Pursuant to the Mistral Agreement, Merger Sub merged with and into Mistral, with Mistral surviving the merger as a wholly owned subsidiary of the Company and the Company obtaining 100% of the voting equity interests in Mistral. The aggregate purchase consideration was $176.7 million, consisting of 2,612,891 shares of the Company’s common stock with a fair value of $27.6 million and $150.0 million of deferred consideration.

The deferred consideration represented a fixed monetary obligation that was payable through the issuance of a variable number of shares of the Company’s common stock. An initial installment was issued at the closing, with the deferred consideration payable in six remaining equal installments over the 20 business day period following the acquisition date. During the three months ended June 30, 2026, the Company recognized a gain of $7.4 million resulting from changes in the fair value of the deferred consideration liability through settlement. The obligation was settled through issuance of an aggregate of 18,070,922 shares of the Company's common stock.

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

(dollars in thousands)
Purchase price consideration
Equity	$27,566
Deferred consideration	150,000
Net working capital adjustments	(877)
Total purchase price consideration	176,689

Estimated fair value of assets acquired:
Cash and cash equivalents	2,052
Accounts receivable	3,508
Inventory	5,623
Other current assets	10,409
Property and equipment	581
Right of use asset	1,677
Intangible assets	103,800
Total estimated fair value of assets acquired	127,650

Estimated fair value of liabilities assumed:
Accounts payable	10,997
Accrued expenses and other current liabilities	2,503
Deferred revenues	3,571
Lease liabilities	1,829
Deferred tax liability	20,981
Total estimated fair value of liabilities assumed	39,881

Net Assets Acquired	87,769

Goodwill	$88,920

The intangible assets acquired include $86.3 million allocated to program relationships with a useful life of five years, $11.3 million allocated to customer relationships with a useful life of nine years, and $6.2 million allocated to trademarks with a useful life of seven years. The acquired intangible assets have a weighted-average amortization period of six years. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. During the three and nine months ended September 30, 2026, the Company recorded measurement period adjustments primarily related to the settlement of net working capital adjustments of $0.9 million and a $1.4 million decrease in deferred tax liabilities. These measurement period adjustments resulted in a $2.2 million net decrease in goodwill. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in the valuation of acquired inventory, including fair value step-up, (2) changes in valuation of intangible assets such as program relationships, customer relationships, and trademarks, as well as goodwill, (3) adjustment to deferred tax balances, and (4) other changes to assets and liabilities, including contract assets and contract liabilities.

Mistral generated revenue of $50.0 million and net loss of $1.8 million for the three months ended September 30, 2026, and revenue of $57.5 million and net income of $10.6 million for the nine months ended September 30, 2026, in each case from the acquisition date, which are included in the Company's condensed consolidated statements of operations.

Omnisys

On May 21, 2026, the Company completed the acquisition of Omnisys Ltd., a company organized under the laws of the State of Israel ("Omnisys") pursuant to the Share Purchase Agreement dated May 16, 2026 (the “Omnisys Agreement”), by and among the Company, Omnisys, Omnisys' shareholders, and Mr. Ofer Yarden, solely in such person’s capacity as the representative, agent and attorney-in-fact of the indemnifying parties. Pursuant to the Omnisys Agreement, the Company acquired 100% of the issued and outstanding share capital of Omnisys for an aggregate purchase consideration of $211.6 million consisting of 3,098,291 shares of the Company’s common stock with a fair value of $28.4 million, $170.0 million of deferred consideration and contingent earn-out consideration with a fair value of $13.2 million.

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

The contingent earn-out arrangement provides for additional consideration of up to $60.0 million, payable to the former shareholders of Omnisys in either cash or the Company’s common stock, at the Company’s election. The earn-out is contingent upon achievement of specified cumulative new customer order targets during the period beginning on the acquisition date and ending on the third anniversary of the acquisition date. No earn-out payment is due unless the specified minimum performance threshold is achieved. If cumulative new customer orders exceed the specified minimum performance threshold, the earn-out increases on a linear basis, up to a maximum payment of $60.0 million upon achievement of the maximum specified target amount. The contingent consideration is classified as a liability and measured at fair value at each reporting date, with changes in fair value recognized in earnings until the contingency is resolved. There were no changes to the fair value of the contingent consideration through September 30, 2026.

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

(dollars in thousands)
Purchase price consideration
Equity	$28,442
Deferred consideration	170,011
Contingent consideration	13,150
Total purchase price consideration	211,603

Estimated fair value of assets acquired:
Cash and cash equivalents and restricted cash	1,058
Short-term investments	4,120
Accounts receivable	1,175
Other current assets	11,147
Property and equipment	1,952
Right of use asset	4,861
Intangible assets	109,200
Total estimated fair value of assets acquired	133,513

Estimated fair value of liabilities assumed:
Accounts payable	391
Accrued expenses and other current liabilities	7,030
Deferred revenues	3,469
Lease liabilities	4,861
Other long-term liabilities	538
Deferred tax liability	13,011
Total estimated fair value of liabilities assumed	29,300

Net Assets Acquired	104,213

Goodwill	$107,390

The intangible assets acquired include $83.7 million allocated to developed technology with a useful life of eight years, $23.3 million allocated to customer relationships with a useful life of five years, and $2.2 million allocated to trademarks with a useful life of six years. The acquired intangible assets have a weighted-average amortization period of seven years. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. During the three and nine months ended September 30, 2026, the Company recorded measurement period adjustments primarily related to a $1.4 million decrease in acquired intangible assets and a $12.4 million decrease in the deferred tax liabilities. The measurement period adjustments resulted in a net decrease to goodwill of $11.0 million. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in acquisition-date fair value of contingent consideration, (2) changes in valuation of intangible assets such as customer relationships, developed technology, and trademarks, as well as goodwill, (3) adjustments to deferred tax balances, and (4) other changes to assets and liabilities, including contract assets and contract liabilities.

Omnisys generated revenue of $5.9 million and net loss of $8.7 million for the three months ended September 30, 2026, and revenue of $19.1 million and net loss of $6.6 million for the nine months ended September 30, 2026, in each case from the acquisition date, which are included in the Company's condensed consolidated statements of operations.

High Point UAS, LLC

On July 2, 2026, the Company completed the acquisition of 100% of the outstanding membership interests of High Point UAS, LLC, ("High Point") the parent of DZYNE Technologies, LLC, (“DZYNE”), a U.S.-based defense technology company specializing in long-endurance autonomous aircraft, counter-UAS systems and autonomous effects. The total consideration transferred was $850.5 million, consisting of $175.6 million of cash, 39,999,998 shares of the Company's common stock issued at closing with a fair value of $317.6 million, and an additional 44,999,998 shares to be delivered to the sellers on January 4, 2027 with a fair value of $357.3 million. The cash consideration includes amounts paid on behalf of the sellers at closing and is subject to a post-closing working capital adjustment. The purchase price allocation is preliminary and subject to change during the measurement period.

The Company acquired DZYNE to expand its autonomous defense platform and to add an experienced workforce and established relationships with U.S. and allied defense customers.

The following table summarizes the consideration paid for DZYNE and the preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

(dollars in thousands)
Purchase price consideration
Cash	$175,593
Equity	674,900
Total purchase price consideration	850,493

Estimated fair value of assets acquired:
Cash and cash equivalents and restricted cash	9,855
Accounts receivable	12,569
Inventory	29,630
Other current assets	15,768
Property and equipment	17,753
Right-of-use assets	10,409
Intangible assets	283,400
Other assets	496
Total estimated fair value of assets acquired	379,880

Estimated fair value of liabilities assumed:
Accounts payable	5,909
Accrued expenses and other current liabilities	48,929
Lease liabilities	10,409
Deferred tax liabilities	288
Total estimated fair value of liabilities assumed	65,535

Net Assets Acquired	314,345

Goodwill	$536,148

The intangible assets acquired include $170.2 million allocated to developed technology with useful lives ranging from five to seven years and $113.2 million allocated to customer relationships with a useful life of eight years. The acquired intangible assets have a weighted-average amortization period of approximately seven years. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. Substantially all of the preliminary goodwill recognized is currently expected to be deductible for income tax purposes. The amount of tax-deductible goodwill remains provisional and subject to change as the Company completes its acquisition accounting. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in the valuation of acquired inventory, (2) changes in the valuation of intangible assets such as customer relationships and developed technology, as well as goodwill, (3) adjustments to deferred tax balances, and (4) other changes to assets and liabilities, including contract assets and contract liabilities.

DZYNE generated revenue of $30.1 million and a net loss of $22.2 million since the acquisition date, which are recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2026.

Cyberhawk Holdings Limited

On August 10, 2026, the Company completed the acquisition of Cyberhawk Holdings Limited, a private company incorporated in England and Wales (“Cyberhawk”), pursuant to the Share Purchase Agreement (the “Cyberhawk Agreement”), dated June 17, 2026, by and among the Company, Cyberhawk and the shareholders of Cyberhawk. Pursuant to the Cyberhawk Agreement, the Company acquired 100% of the issued and outstanding share capital of Cyberhawk for an aggregate purchase consideration of $123.6 million consisting of $118.2 million in cash and 581,732 shares of the Company's common stock with a fair value of $5.4 million.

The Company acquired Cyberhawk to strengthen its critical infrastructure intelligence platform by adding complementary AI-enabled inspection technology, software capabilities, industry expertise, and customer relationships. The acquisition expands the Company's presence in critical infrastructure and industrial markets and is expected to enhance future growth opportunities through the combined offering of autonomous systems, inspection services, and data analytics solutions.

The following table summarizes the consideration paid for Cyberhawk and the preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

(dollars in thousands)
Purchase price consideration
Equity	$5,416
Cash	118,243
Total purchase price consideration	123,659

Estimated fair value of assets acquired:
Cash and cash equivalents and restricted cash	1,421
Accounts receivable	4,504
Other current assets	4,351
Property and equipment	3,241
Right of use asset	554
Intangible assets	58,000
Total estimated fair value of assets acquired	72,071

Estimated fair value of liabilities assumed:
Accounts payable	3,232
Accrued expenses and other current liabilities	6,070
Deferred revenues	2,690
Lease liabilities	554
Deferred tax liability	12,339
Total estimated fair value of liabilities assumed	24,885

Net Assets Acquired	47,186

Goodwill	$76,473

The intangible assets acquired include $30.0 million allocated to developed technology with a useful life of six years, $25.0 million allocated to customer relationships with a useful life of eleven years, and $3.0 million allocated to trademarks with a useful life of six years. The acquired intangible assets have a weighted-average amortization period of eight years. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in valuation of intangible assets such as customer relationships, developed technology, and trademarks, as well as goodwill, (2) adjustments to deferred tax balances, and (3) other changes to assets and liabilities, including contract assets and contract liabilities.

Cyberhawk generated revenue of $6.6 million and net loss of $2.4 million since the acquisition date that is recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2026.

Gate Technologies Ltd. and Bron Technologies sp. z o.o

On September 14, 2026, the Company completed the acquisition of Gate Technologies Ltd., a company organized under the laws of the State of Israel (“Gate”), and Bron Technologies sp. z.o.o, a private company organized under the laws of the State of Poland (“Bron”), pursuant to a Share Purchase Agreement dated September 14, 2026 (the "Gate and Bron Agreement"), by and among the Company, Gate, Bron, Gate shareholders, Bron shareholders and Adv. Amir Geva, solely in such person's capacity as the representative, agent and attorney-in-fact of the indemnifying parties. The acquisition was accounted for as a single business combination. Pursuant to the Gate and Bron Agreement, the Company acquired 100% of the issued and outstanding share capital of Gate and Bron for an aggregate purchase consideration of $318.8 million consisting of $135.0 million in cash, 10,689,655 shares of the Company’s common stock with a fair value of $77.3 million, deferred consideration with a fair value of $19.7 million and contingent earn-out consideration with a fair value of $86.8 million. The contingent consideration consisted of an earn-out arrangement with an acquisition-date fair value of $84.8 million and a customer collections holdback with an acquisition-date fair value of $2.0 million.

At the closing, the Company retained $22.5 million of consideration otherwise payable to the sellers. Of this amount, $20.5 million was retained to secure sellers' indemnification obligation for pre-closing representations and warranties. This was accounted for as deferred consideration and recorded at its present value of $19.7 million, reflecting a discount for the time value of money. The remaining $2.0 million was retained to secure potential shortfall in post-closing customer collections and was accounted for as contingent consideration, with an acquisition-date fair value of $2.0 million.

In addition, the former shareholders of Gate and Bron may receive additional consideration of up to $185.0 million payable either in cash or the Company's common stock, at the Company's election. The earn-out is contingent upon achievement of specified aggregate EBITDA targets of Gate and Bron during the period from January 1, 2026 through December 31, 2028. The contingent consideration is classified as a liability and measured at fair value at each reporting date, with changes in fair value recognized in earnings until the contingency is resolved. There were no changes to the fair value of the contingent consideration through September 30, 2026.

The Company acquired Gate and Bron to expand its precision strike platform by adding critical capabilities across the autonomous strike technology stack while providing access to new customers, partners, and strategic ecosystem relationships. Gate and Bron’s capabilities complement the Company’s existing technologies across autonomous strike platforms, propulsion, mission systems, resilient communications, engineering, production and software-enabled mission management. The acquisition strengthens the Company's ability to provide integrated solutions across the complete autonomous strike architecture.

The following table summarizes the consideration paid for Gate and Bron and the preliminary allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

(dollars in thousands)
Purchase price consideration
Equity	$77,286
Cash	135,000
Deferred consideration	19,692
Contingent consideration	86,800
Total purchase price consideration	318,778

Estimated fair value of assets acquired:
Cash and cash equivalents and restricted cash	7,771
Accounts receivable	6,125
Inventory	19,067
Other current assets	8,101
Property and equipment	1,667
Right of use asset	2,724
Intangible assets	106,000
Total estimated fair value of assets acquired	151,455

Estimated fair value of liabilities assumed:
Accounts payable	233
Accrued expenses and other current liabilities	946
Deferred revenues	736
Lease liabilities	2,725
Other long-term liabilities	691
Deferred tax liability	24,380
Total estimated fair value of liabilities assumed	29,711

Net Assets Acquired	121,744

Goodwill	$197,034

The intangible assets acquired include $76.0 million allocated to developed technology with a useful life of nine years, $25.0 million allocated to customer relationships with a useful life of 11 years, and $5.0 million allocated to trademarks with a useful life of eight years. The acquired intangible assets have a weighted-average amortization period of nine years. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in the valuation of acquired inventory, including fair value step-up, (2) changes in the acquisition-date fair value of contingent consideration, (3) changes in valuation of intangible assets such as customer relationships, developed technology, and trademarks, as well as goodwill, (4) adjustments to deferred tax balances, and (5) other changes to assets and liabilities, including contract assets and contract liabilities.

Gate and Bron generated revenue of $13.3 million and net loss of $2.2 million since the acquisition date that is recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2026.

Other 2026 acquisitions

During the nine months ended September 30, 2026, the Company completed other acquisitions that were individually and collectively immaterial. The aggregate purchase price was approximately $87.9 million consisting of 7,836,203 shares of the Company’s common stock with a fair value of $58.9 million, $2.3 million of cash consideration, and contingent consideration arrangements with an aggregate fair value of $26.7 million. The acquisitions were accounted for as business combinations, and the consideration transferred has been allocated on a preliminary basis to the assets acquired and liabilities assumed. The identifiable intangible assets recognized include approximately $30.9 million of developed technology with a weighted-average useful life of nine years and $8.5 million of customer relationships with a weighted-average useful life of ten years. The Company also recognized goodwill of approximately $55.5 million, which represents the assembled workforce, acquired capabilities, and future economic benefits expected to arise from the acquisitions. Approximately $12.0 million of the goodwill is deductible for tax purposes. The preliminary purchase price allocations are subject to change during the measurement period as additional information becomes available regarding the fair value of the assets acquired and liabilities assumed. Detailed disclosures required for individually material business combinations have not been presented, as the acquisitions were not material individually or in the aggregate.

2025 Acquisitions

As of September 30, 2026, the accounting for Sentry CS Ltd. and Robo-Team Holdings Ltd. remains preliminary, as certain fair value measurements associated with the assets acquired and liabilities assumed have not yet been finalized. During the three and nine months ended September 30, 2026, measurement period adjustments related to the Company's 2025 acquisitions totaled $0.8 million and $10.0 million, respectively. These adjustments related to decreases in deferred tax liabilities recorded and were applied retrospectively to the acquisition-date amounts and resulted in a corresponding decrease in goodwill. The accounting for the Company's remaining 2025 acquisitions has been finalized. For Sentry CS Ltd. and Robo-Team Holdings Ltd., the Company continues to evaluate information obtained about facts and circumstances that existed as of the respective acquisition dates, including, but not limited to, the valuation of identifiable intangible assets, tangible assets, assumed liabilities, deferred taxes, and other acquisition-related items.

Apeiro Motion Ltd.

On August 31, 2025, the Company completed the acquisition of Apeiro Motion Ltd. ("Apeiro"), pursuant to the Share Purchase Agreement (the “Apeiro Acquisition Agreement”), by and among the Company, Apeiro, and the Apeiro shareholders. Pursuant to the Apeiro Acquisition Agreement, the Company acquired 100% of the issued and outstanding share capital of Apeiro.

During the three months ended September 30, 2026, the Company finalized the purchase price allocation for the Apeiro acquisition. The following table summarizes the consideration transferred and the allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed as of the acquisition date.

(dollars in thousands)
Purchase price consideration
Cash consideration	$11,950

Fair value of assets acquired:
Cash and cash equivalents and restricted cash	5,536
Certificates of deposit	907
Other current assets	646
Property and equipment	84
Intangible assets	3,982
Total fair value of assets acquired	11,155

Fair value of liabilities assumed:
Accounts payable	1,317
Customer prepayments	3,108
Accrued expenses and other current liabilities	712
Deferred tax liability	879
Total fair value of liabilities assumed	6,016

Net Assets Acquired	5,139

Goodwill	$6,811

The intangible assets acquired include $4.0 million allocated to developed technology with an estimated useful life of eight years. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. No measurement period adjustments were recorded during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company recorded measurement period adjustments related to certain accruals, which resulted in a net increase to goodwill of $61 thousand. These adjustments were reflected retrospectively as if they had been recognized as of the acquisition date.

Smart Precision Optics S.P.O Ltd.

On October 3, 2025, the Company completed the acquisition of Smart Precision Optics S.P.O. Ltd. (“SPO”), a company organized under the laws of the State of Israel, pursuant to (i) the SPO Share Purchase Agreement, dated August 20, 2025, by and among the Company, SPO, Shamir Investment Entrepreneurship ACS LTD., an agricultural cooperative society organized under the laws of the State of Israel (“Shamir”) and (ii) the Side Letter, dated August 20, 2025, by and among the Company, SPO and Shamir (the “Side Letter”) (collectively the “SPO Acquisition Agreement”). In accordance with the terms of the SPO Acquisition Agreement, the Company acquired (i) 51% of the issued and outstanding share capital of SPO for an aggregate purchase amount of approximately $6.0 million and (ii) 51% of the outstanding capital notes of SPO for an aggregate purchase amount of approximately $0.30 plus the Contingent Consideration, as defined below. The Company allocated the aggregate purchase amount to the purchase consideration and capital notes based on their relative fair value, resulting in $2.8 million in purchase consideration and $3.2 million in capital notes acquired by the Company, which have been eliminated in consolidation.

Additionally, if SPO obtains or receives Qualified Grants (as defined in the SPO Acquisition Agreement) between October 3, 2025 and December 31, 2026, the Company shall be required to make payment to Shamir in an amount equal to 10% of the amount of any such Qualified Grants received by SPO, up to an aggregate amount of approximately $11.9 million of Qualified Grants received (“Contingent Consideration”) (i.e. the maximum Contingent Consideration paid by the Company to Shamir shall be approximately $1.2 million). The Contingent Consideration shall be paid in cash, provided however, that the Company may choose, in its sole discretion, to pay the Contingent Consideration in shares of the Company’s Common Stock. No Qualified Grants have been received to date.

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

During the three months ended September 30, 2026, the Company finalized the purchase price allocation for the SPO acquisition. The following table summarizes the consideration transferred and the allocation of the purchase consideration to the fair value of the assets acquired, liabilities assumed and noncontrolling interest retained by SPO shareholders as of the acquisition date.

(dollars in thousands)
Purchase price consideration
Cash	$2,829

Fair value of assets acquired:
Cash and cash equivalents and restricted cash	6,087
Accounts receivable	439
Inventory	482
Other current assets	104
Property and equipment	3,731
Right of use asset	2,511
Other long-term assets	22
Intangible assets	3,258
Total fair value of assets acquired	16,634

Fair value of liabilities assumed:
Accounts payable	314
Accrued expenses and other current liabilities	691
Government grant liability	958
Convertible preferred notes	6,300
Lease liabilities	2,511
Deferred tax liability	740
Total fair value of liabilities assumed	11,514

Net assets acquired	5,120

Reconciliation of goodwill:
Total consideration transferred	2,829
Add: Fair value of redeemable noncontrolling interest	2,718
Less: Net assets acquired	(5,120)
Goodwill	$427

The noncontrolling interest was measured at fair value at the acquisition date. The fair value was estimated based on the implied equity value of SPO, using the purchase consideration paid for the Company’s 51% ownership as an observable input. The implied equity value was extrapolated to a 100% basis, and the 49% noncontrolling interest ownership percentage was applied to determine the fair value of the noncontrolling interest. Prior to its expiration on June 30, 2026, the noncontrolling interest, inclusive of the embedded First Put Option, was classified as redeemable noncontrolling interest in the consolidated balance sheets. Following the expiration of the First Put Option, the noncontrolling interest is no longer redeemable and is classified within noncontrolling interest in the consolidated balance sheets.

The intangible assets acquired include $3.2 million allocated to customer relationships with an estimated useful life of five years. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. There were no measurement period adjustments with respect to the three and nine months ended September 30, 2026.

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

During the three months ended September 30, 2026, the Company finalized the purchase price allocation for the Insight acquisition. The following table summarizes the consideration transferred and the allocation of the purchase consideration to the fair value of the assets acquired, liabilities assumed and noncontrolling interest retained by Insight shareholders as of the acquisition date.

(dollars in thousands)
Purchase price consideration
Cash	$3,500

Fair value of assets acquired:
Cash and cash equivalents and restricted cash	2,534
Other current assets	56
Property and equipment	21
Intangible assets	2,379
Total fair value of assets acquired	4,990

Fair value of liabilities assumed:
Accrued expenses and other current liabilities	78
Deferred tax liability	468
Total fair value of liabilities assumed	546

Net assets acquired	4,444

Reconciliation of goodwill:
Total consideration transferred	3,500
Add: Fair value of noncontrolling interest	3,891
Less: Net assets acquired	(4,444)
Goodwill	$2,947

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

The intangible assets acquired include $2.4 million allocated to developed technology with an estimated useful life of ten years. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. No measurement period adjustments were recorded during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company recorded measurement period adjustments related to deferred tax liabilities, which resulted in a net decrease to goodwill of $79 thousand. These adjustments were reflected retrospectively as if they had been recognized as of the acquisition date.

4M Defense Ltd.

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

During the three months ended September 30, 2026, the Company finalized the purchase price allocation for the 4M acquisition. The following table summarizes the consideration transferred and the allocation of the purchase consideration to the estimated fair value of the assets acquired, liabilities assumed and noncontrolling interest retained by 4M shareholders as of the acquisition date.

(dollars in thousands)
Purchase price consideration
Cash	$2,400
Common Stock – 801,068 Shares	5,407
Total purchase price consideration	7,807

Fair value of assets acquired:
Cash and cash equivalents and restricted cash	1,712
Accounts receivable	253
Other current assets	351
Property and equipment and other long-term assets	722
Intangible assets	2,435
Total fair value of assets acquired	5,473

Fair value of liabilities assumed:
Accrued expenses and other current liabilities	836
Notes payable	494
Deferred tax liability	544
Total fair value of liabilities assumed	1,874

Net assets acquired	3,599

Reconciliation of goodwill:
Total consideration transferred	7,807
Add: Fair value of redeemable noncontrolling interest	2,925
Less: Net assets acquired	(3,599)
Goodwill	$7,133

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

The intangible assets acquired include $0.9 million allocated to developed technology with an estimated useful life of ten years, $1.4 million allocated to customer relationships with an estimated useful life of five years, and $0.1 million allocated to backlog with an estimated useful life of three years. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. No measurement period adjustments were recorded during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company recorded measurement period adjustments related to deferred tax liabilities, which resulted in a net decrease to goodwill of $16 thousand. These adjustments were reflected retrospectively as if they had been recognized as of the acquisition date.

Sentry CS Ltd.

On November 17, 2025, the Company completed the acquisition of Sentry CS Ltd., (“Sentrycs”) pursuant to the Share Purchase Agreement (the “Sentrycs Acquisition Agreement”), entered into by and among the Company, Sentrycs, a company organized under the laws of the State of Israel, Sentrycs’ shareholders (the “Sentrycs Major Shareholders”), and Sagitta Holdco SARL, a private limited liability company organized under the laws of the Grand Duchy of Luxembourg. The Company acquired 100% of the issued and outstanding share capital of Sentrycs for an aggregate purchase price of $224.6 million consisting of $134.1 million in cash and shares of the Company’s common stock valued at $90.6 million. This aggregate purchase price reflects the working capital adjustments made at closing pursuant to the Sentrycs Acquisition Agreement.

The Sentrycs Acquisition Agreement detailed that the purchase price consideration of $224.6 million would be paid over four payment dates, with the first payment made upon closing at November 17, 2025. The Company paid $149.6 million on November 17, 2025, consisting of $120.2 million in cash and 4,096,700 shares of Common Stock valued at $29.4 million. The remaining three payments would be made 30-days, 45-days and 120-days after closing. These three payments would total $25.0 million each and consist of $4.6 million in cash and shares of Common Stock valued at $20.4 million. At December 31, 2025, the Company recorded a liability for these payments in the amount of $75.0 million classified as Accrued Purchase Consideration on the Company’s Consolidated Balance Sheets. The Company issued 1,671,899, 1,622,607, and 1,928,532 shares of Common Stock on January 8, 2026, January 22, 2026, and March 26, 2026 respectively, related to the second, third, and fourth payments.

The Company also paid $37.5 million into an escrow account which we own (the “Ondas Escrow Amount”). On each of the second, third and fourth payment dates, $10.0 million was returned to the Company, and $2.5 million was transferred from the Ondas Escrow Amount to the Indemnity Escrow Account. Under the Indemnity Escrow terms and agreement, the funds will be held until the one-year anniversary of the closing date, during which time the Company may make indemnification claims. Any balance remaining after one year will be released to the sellers.

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

(dollars in thousands)
Purchase price consideration
Cash	$134,053
Equity portion of purchase price	90,556
Total purchase price consideration	224,609

Estimated fair value of assets acquired:
Cash and cash equivalents	1,735
Accounts receivable	2,403
Inventory	2,005
Other current assets	463
Property and equipment	1,780
Right of use asset	1,980
Other long-term assets	312
Intangible assets	72,454
Total estimated fair value of assets acquired	83,132

Estimated fair value of liabilities assumed:
Accounts payable	282
Accrued expenses and other current liabilities	2,961
Deferred revenues	3,681
Lease liabilities	2,257
Deferred tax liability	1,885
Total estimated fair value of liabilities assumed	11,066

Net Assets Acquired	72,066

Goodwill	$152,543

The intangible assets acquired include $66.0 million allocated to developed technology with an estimated useful life of ten years, $3.7 million allocated to trademarks with an estimated useful life of seven years, and $2.7 million allocated to customer relationships with an estimated useful life of five years. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. During the nine months ended September 30, 2026, the Company recorded measurement period adjustments related to deferred tax liabilities, which resulted in a net decrease to goodwill of $2.8 million. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in fair values of property, plant, and equipment, (2) changes in valuation of intangible assets such as developed technology, as well as goodwill, (3) deferred tax balances and (4) other changes to assets and liabilities.

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

(dollars in thousands)
Purchase price consideration
Cash	$81,653

Estimated fair value of assets acquired:
Cash and cash equivalents and restricted cash	2,327
Accounts receivable	424
Inventory	5,682
Other current assets	1,393
Property and equipment	151
Right of use asset	1,276
Intangible assets	30,803
Other long-term assets	344
Total estimated fair value of assets acquired	42,400

Estimated fair value of liabilities assumed:
Accounts payable	1,835
Accrued expenses and other current liabilities	973
Deferred revenues	735
Lease liabilities	1,434
Deferred tax liability	-
Total estimated fair value of liabilities assumed	4,977

Net Assets Acquired	37,423

Goodwill	$44,230

The intangible assets acquired include $12.7 million allocated to developed technology with an estimated useful life of ten years, $14.6 million allocated to customer relationships with an estimated useful life of five years, and $3.5 million allocated to non-compete agreements with an estimated useful life of four years. Goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. No portion of the goodwill is deductible for tax purposes. During the nine months ended September 30, 2026, the Company recorded measurement period adjustments related to deferred tax liabilities, which resulted in a net decrease to goodwill of $7.2 million. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in fair values of property, plant, and equipment, (2) changes in valuation of intangible assets such as developed technology, as well as goodwill, and (3) other changes to assets and liabilities.

Supplemental Pro Forma Results of Operations

The following unaudited supplemental pro forma information presents the Company’s results of operations as if the acquisition of Apeiro, Rotron, Bird, World View, Mistral, Omnisys, DZYNE, Cyberhawk, Gate and Bron had occurred on January 1, 2025. The unaudited pro forma results include adjustments for the effects of purchase accounting, including a nonrecurring $10.0 million fair value step-up of acquired inventory and non-recurring acquisition related costs of approximately $10.1 million. The pro forma adjustments have been tax-effected at the applicable statutory rates. The unaudited pro forma results do not purport to represent what the Company’s results of operations would actually have been if the acquisitions had occurred on January 1, 2025 or what the Company’s operating results will be in future periods.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Revenue, net	$182,996	$96,908	$453,472	$252,600
Net income (loss)	$(64,175)	$(39,474)	$141,465	$(107,977)

Goodwill Impairment

The Company reviews goodwill for impairment annually as of December 31 and on an interim basis whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the nine months ended September 30, 2026, the Company performed an assessment of whether any such indicators were present and concluded that there were no triggering events or changes in circumstances that would indicate a potential impairment of goodwill. Accordingly, no interim impairment test was performed as of September 30, 2026.

As previously disclosed, the Company performed a qualitative assessment as of December 31, 2025 and concluded there were no indications of impairment with respect to the goodwill recorded at that date.

NOTE 6 – INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

	September 30, 2026			December 31, 2025
	Gross Carrying	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (years)
(dollars in thousands)
Trademarks	$32,454	$(3,627)	$28,827	$6,930	$(1,488)	$5,442	5 - 10
FAA waiver	5,930	(3,056)	2,874	5,930	(2,611)	3,319	10
Developed technology	614,220	(40,995)	573,225	113,604	(12,276)	101,328	5 - 10
Non-compete agreements	3,521	(697)	2,824	3,521	(37)	3,484	4
Customer relationships	442,598	(26,124)	416,474	23,008	(982)	22,026	5 - 11
Other intangible assets	1,865	(641)	1,224	2,040	(749)	1,291	3 - 10
Total	$1,100,588	$(75,140)	$1,025,448	$155,033	$(18,143)	$136,890

Amortization expense for the three months ended September 30, 2026 and 2025 was $33.1 million and $1.1 million, respectively. Amortization expense for the nine months ended September 30, 2026 and 2025 was $57.3 million and $3.2 million, respectively. Other intangible assets represent patents, licenses, software, backlog and other marketing-related assets.

The weighted-average amortization periods for definite-lived intangible assets acquired during the nine months ended September 30, 2026 are 8.0 years for customer relationships, 7.4 years for developed technology, 6.6 years for trademarks, and 3.0 years for other intangible assets. The weighted-average amortization period for definite-lived intangible assets acquired in aggregate during the nine months ended September 30, 2026 is 7.7 years.

NOTE 7 – LONG-TERM EQUITY INVESTMENTS

The Company’s long-term equity investments consist of equity investments in privately held companies through common and preferred stock. The Company accounts for these equity securities under the measurement alternative because they do not have readily determinable fair values and do not qualify for the equity method of accounting. Accordingly, the investments are carried at cost, less impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company does not have significant influence over any of the long-term equity investees. Long-term equity investments are classified as such on the Company’s condensed consolidated balance sheets. Dividends or other distributions, if and when declared by an investee, are recognized as investment income, with adjustments to the carrying amounts of the investments recognized in other (expense) income, net in the condensed consolidated statements of operations.

In 2025, the Company purchased a non-controlling interest in Rift Dynamics AS (“Rift”), a Norway-based defense technology company specializing in affordable, mass-producible combat drone systems, for an aggregate purchase price of $0.6 million.

In 2025, the Company purchased preferred stock in Performance Drone Works (“PDW”), a defense technology company specializing in advanced robotics for mission-critical national security missions, for an aggregate purchase price of $35.0 million. The preferred stock is convertible into PDW common stock at the option of the holder and ranks senior to PDW’s common stock with respect to liquidation and dividend rights. The investment is subject to customary transfer restrictions and provides the Company with certain investor rights, including information rights and the right to appoint a non-voting observer to PDW’s board of directors, subject to specified conditions.

During the nine months ended September 30, 2026, the Company purchased preferred stock in Firestorm Labs, Inc. (“Firestorm”), a defense technology company that develops expeditionary manufacturing platforms enabling the on-demand, point-of-need production of mission-critical systems and components for military and defense applications, for an aggregate purchase price of $5.0 million.

During the nine months ended September 30, 2026, the Company purchased preferred stock in FPF Defense, Inc. (“FPF Defense”), a defense technology company that develops low-cost, high-volume counter-drone interceptors for U.S. and allied defense applications, for an aggregate purchase price of $5.0 million.

Each reporting period, the Company evaluates its investments for impairment by performing a qualitative assessment of relevant facts and circumstances. The assessment includes, but is not limited to, a review of recent operating results and trends, recent transactions involving securities of the investee, and other relevant publicly available information. If the Company determines that an investment is impaired, the carrying value is written down to its estimated fair value, with the resulting loss recognized in earnings.

As of September 30, 2026, the carrying amount of the Company’s equity investments accounted for under the measurement alternative was $47.3 million. There have been no upward or downward adjustments resulting from observable price changes and no impairment charges recorded since the acquisition of these investments.

Subsequent to September 30, 2026, the Company purchased additional preferred stock in PDW for an aggregate purchase price of $50.0 million. See Note 18, Subsequent Events.

NOTE 8 – LEASES

The Company has operating leases for office space, warehouses, and certain equipment, primarily automobiles. A number of leases include one or more options to renew, some of which include options to extend the leases for up to 10 years. In certain of the Company’s lease agreements, the rental payments are adjusted periodically to reflect inflation and/or changes in other indexes.

Right-of-use assets are recorded in other assets; the current portion of lease liabilities for our operating leases is recorded in accrued expenses and other current liabilities, and the long-term portion of our operating lease liabilities is recorded in other long-term liabilities on the condensed consolidated balance sheets as follows:

(dollars in thousands)	September 30, 2026	December 31, 2025
Right-of-use assets:
Operating lease assets	$55,611	$10,365
Total right-of-use assets	$55,611	$10,365

Liabilities:
Operating lease liabilities, current	$11,488	$3,076
Operating lease liabilities, net of current	$45,215	$9,645
Total lease liabilities	$56,703	$12,721

NOTE 9 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

(dollars in thousands)	September 30, 2026	December 31, 2025
Compensation and other benefits	$53,345	$21,003
Accrued income and other tax	3,363	4,299
Operating lease liabilities	11,488	3,076
Accrued purchases	7,818	1,903
Accrued interest	13	721
Accrued software and subscription fees	82,500	-
Other accrued expenses and payables	37,786	2,968
Total accrued expenses and other current liabilities	$196,313	$33,970

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

For the three months ended September 30, 2025, we recognized interest expense of $6 thousand and amortization expense of $0 related to the debt discount and issuance costs for convertible notes. For the nine months ended September 30, 2025, we recognized interest expense of $0.5 million and amortization expense of $3.6 million related to the debt discount and issuance costs for convertible notes. Interest expense and amortization expense related to debt discount and issuance costs are included in interest expense in the condensed consolidated statements of operations.

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

As of September 30, 2026 and December 31, 2025, the total outstanding balance of the SPO Convertible Capital Notes subject to repayment or conversion by noncontrolling interest holders was $5.0 million and $3.5 million, respectively. For the three and nine months ended September 30, 2026, the Company recognized $0.6 million and $1.4 million, respectively, of accretion which is included in interest expense in the condensed consolidated statements of operations.

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

For the three months ended September 30, 2025, we recognized interest expense of $64 thousand and amortization expense of $13 thousand related to the issuance costs, which are included in interest expense in the condensed consolidated statements of operations. For the nine months ended September 30, 2025, we recognized interest expense of $0.2 million and amortization expense of $37 thousand related to the issuance costs.

NOTE 11 – STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Stockholders’ Equity

As of September 30, 2026 and December 31, 2025, the Company had 1,200,000,000 shares of Common Stock authorized for issuance, of which 590,159,870 and 380,763,481 shares of our Common Stock were issued and outstanding, respectively.

As of September 30, 2026 and December 31, 2025, the Company had 10,000,000 shares of preferred stock, par value $0.0001, authorized, of which 5,000,000 shares are designated as Series A Convertible Preferred Stock (“Series A Preferred”) and 5,000,000 shares are non-designated (“blank check,” together with the Series A Preferred, the “Preferred Shares”) shares. As of September 30, 2026 and December 31, 2025, the Company had no preferred stock outstanding.

Stock Issued for Convertible Debt

During the three months ended September 30, 2025, the Company issued 6,950,574 shares of its Common Stock to the lenders in lieu of cash payments for $0.2 million of outstanding interest and $6.0 million of outstanding principal on the 2022 Convertible Exchange Notes, 2023 Additional Notes, and 2024 Additional Notes. During the nine months ended September 30, 2025, the Company issued 73,857,218 shares of its Common Stock to the lenders in lieu of cash payments for $2.1 million of outstanding interest and $51.2 million of outstanding principal on the 2022 Convertible Exchange Notes, 2023 Additional Notes, and 2024 Additional Notes.

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

The January 2026 Offering price for (i) each 2026 Share and accompanying 2026 Common Warrant was $16.45 and (ii) each 2026 Pre-Funded Warrant and accompanying 2026 Common Warrant was $16.45 (with all but a nominal exercise price of $0.0001 per share prepaid as of the issuance date). The 2026 Pre-Funded Warrants were immediately exercisable and expire seven years from the issuance date. As of September 30, 2026, the 2026 Pre-Funded Warrants have been fully exercised. The 2026 Common Warrants have an exercise price of $28.00 per share, were immediately exercisable and expire seven years from the issuance date.

The 2026 Common Warrants may be settled in cash, at the option of the holders, upon a change of control event. Because share settlement of the 2026 Common Warrants is not within the Company’s control, the 2026 Common Warrants were initially classified as a liability with a fair value of $1.2 billion and the Company recognized a loss of $234.9 million. Refer to Note 12 for further discussion of the warrant liability.

The Company received net proceeds totaling $959.1 million from the January 2026 Offering after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company, and excluding any proceeds that may be received from the exercise of the 2026 Common Warrants. The Company used a portion of the proceeds, and intends to use the remainder, from the offering for corporate development and strategic growth including acquisitions, joint ventures and investments.

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

On December 17, 2025, in conjunction with the OAS Exchange, 44,643 shares of OAS Common Stock were exchanged for Common Stock, reducing the noncontrolling interest in OAS to 0.71%. For the three and nine months ended September 30, 2026, the Company attributed $75 thousand and $153 thousand of OAS’ net loss to the remaining noncontrolling interest in OAS, respectively. As of September 30, 2026 and December 31, 2025, the carrying value of the noncontrolling interest in OAS was $43 thousand and $0.2 million, respectively.

Noncontrolling Interest in Insight

On October 27, 2025, the Company completed the acquisition of a controlling interest of 51% in Insight and recognized a noncontrolling interest for the remaining 49%. For the three months ended September 30, 2026, the Company attributed $31 thousand of Insight’s net loss and $75 thousand of foreign currency translation losses to the noncontrolling interest in Insight. For the nine months ended September 30, 2026, the Company attributed $253 thousand of Insight’s net loss and $220 thousand of foreign currency translation gains to the noncontrolling interest in Insight. As of September 30, 2026 and December 31, 2025, the carrying value of the noncontrolling interest in Insight was $3.8 million.

Noncontrolling Interest in SPO

In connection with the acquisition of SPO, Shamir retained a noncontrolling equity interest. Shamir had the right (the “First Put Option”) to cause the Company to purchase all (but not less than all) of the remaining issued and outstanding share capital of SPO held by Shamir at a purchase price of approximately $220.69 per share including all capital notes of SPO then held by Shamir for no additional consideration. Shamir could exercise the First Put Option during the period commencing on October 15, 2025, and ending June 30, 2026. As of June 30, 2026, the First Put Option had expired.

As of December 31, 2025, the carrying value and redemption value of Shamir’s noncontrolling equity interest was $2.3 million. During the six months ended June 30, 2026, the Company attributed $2.4 million of SPO’s net loss and $0.1 million of foreign currency translation gains to the carrying value of Shamir’s noncontrolling interest. During the six months ended June 30, 2026, the noncontrolling interest was redeemable; thus, the Company recorded accretion of $1.6 million for the six months ended June 30, 2026 to adjust the carrying value of the noncontrolling interest to its redemption value. Upon expiration of the First Put Option, the Company reclassified the redeemable noncontrolling interest balance of $1.6 million to noncontrolling interest as of June 30, 2026. For the three months ended September 30, 2026, the Company attributed $2.0 million of SPO's net loss and $34 thousand of foreign currency translation gains to the carrying value of Shamir's noncontrolling interest. As of September 30, 2026, the carrying value of the noncontrolling interest in SPO was ($0.4) million.

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

A summary of our Warrants activity and related information is as follows:

	Number of Shares Under Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of January 1, 2026	75,476,378	$19.74	6.74
Granted	163,370,822	$20.84
Exercised	(42,590,440)	$0.15
Canceled	-	$-
Balance as of September 30, 2026	196,256,760	$24.91	6.18
Vested and Exercisable as of September 30, 2026	196,230,207	$24.91	6.18

Stock-Based Compensation

Equity Incentive Plans

In 2018, the Company’s stockholders adopted the 2018 Equity Incentive Plan, which has been subsequently amended (the “2018 Plan”), pursuant to which 3,333,334 shares of our Common Stock have been reserved for issuance to employees, including officers, directors and consultants. The 2018 Plan shall be administered by the Board, provided however, that the Board may delegate such administration to the compensation committee of the Board of the Company (the “Compensation Committee”). Subject to the provisions of the 2018 Plan, the Board and/or the Compensation Committee shall have authority to grant, in its discretion, incentive stock options, or non-statutory options, stock awards or restricted stock purchase offers (“Equity Awards”). As of September 30, 2026, the balance available to be issued under the 2018 Plan was 442,412 shares.

In 2021, the Company’s stockholders adopted the Ondas Inc. 2021 Stock Incentive Plan, which has been subsequently amended (the “2021 Plan”), pursuant to which 81,000,000 shares of our Common Stock have been reserved for issuance to employees, including officers, directors and consultants. The purpose of the 2021 Plan is to enable the Company to attract, retain, reward, and motivate eligible individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum efforts for the growth and success of the Company, so as to strengthen the mutuality of the interests between the eligible individuals and the stockholders of the Company. The 2021 Plan provides for the issuance of awards including stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards. As of September 30, 2026, the balance available to be issued under the 2021 Plan was 1,653,761 shares.

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

The assumptions used in the Black-Scholes Model are set forth in the table below.

Nine Months Ended September 30,
	2026	2025
Risk-free interest rate	3.69-5.02%	3.77-4.65%
Volatility	65.98-88.45%	59.05-88.69%
Expected life in years	5.17-5.88	5.00-6.27
Dividend yield	-%	-%

A summary of our option activity and related information is as follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of January 1, 2026	20,014,381	$3.72	8.16
Granted	19,705,437	$9.39
Exercised	(2,727,528)	$2.27
Forfeited	(1,545,789)	$5.05
Canceled	(165,191)	$6.70
Balance as of September 30, 2026	35,281,310	$6.93	8.88
Vested and Exercisable as of September 30, 2026	5,644,597	$3.12	7.47

As of September 30, 2026, total unrecognized compensation expense related to non-vested options was $136.8 million which is expected to be recognized over a weighted-average period of 2.46 years. The weighted-average grant date fair value per option was $11.49 for options granted during the nine months ended September 30, 2026.

Total stock-based compensation expense for stock options for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
General and administrative	$6,887	$3,685	$15,687	$5,349
Sales and marketing	1,500	175	3,586	309
Research and development	3,129	198	7,230	404
Cost of goods sold	1,301	175	2,583	369
Total stock-based compensation related to options	$12,817	$4,233	$29,086	$6,431

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

A summary of our RSUs activity and related information is as follows:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period (Years)
Unvested balance at January 1, 2026	9,110,776	$5.64	2.35
Granted	40,766,630	$9.98
Vested	(8,384,237)	$7.32
Canceled	(389,433)	$8.30
Unvested balance at September 30, 2026	41,103,736	$9.58	2.35

As of September 30, 2026, there were 926,508 restricted stock units that were vested but not yet released due to administrative timing. As of September 30, 2026, the unrecognized compensation expense for RSUs was $331.9 million which is expected to be recognized over a weighted-average period of 2.19 years.

Total stock-based compensation expense for RSUs for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
General and administrative	$38,917	$1,076	$106,103	$2,000
Sales and marketing	3,373	48	5,198	259
Research and development	4,005	45	6,156	149
Cost of goods sold	734	58	2,056	191
Total stock-based compensation related to restricted stock units	$47,029	$1,227	$119,513	$2,599

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

Level 3 -- Unobservable inputs for the asset or liability.

A summary of financial assets and liabilities that are measured at fair value on a recurring basis is as follows:

	September 30, 2026
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (money market funds)	$169,532	$-	$-	$169,532
Short-term investments
Publicly traded stock	19,008	-	-	19,008
U.S. Treasury securities	59,992	-	-	59,992
Fixed income (corporate fixed income and bonds, agency securities)	-	170,936	-	170,936
Certificates of deposit	-	274,895	-	274,895
Warrants in publicly traded companies	-	-	1,231	1,231
Total short-term investments	79,000	445,831	1,231	526,062
Equity investment in affiliate	-	-	30,288	30,288
Note receivable from affiliate	-	-	14,800	14,800
Total assets	248,532	445,831	46,319	740,682
Liabilities
Government grants	-	-	3,726	3,726
Warrant liabilities	-	-	918,632	918,632
Contingent consideration	-	-	248,472	248,472
Total liabilities	$-	$-	$1,170,830	$1,170,830

	December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (money market funds)	$302,688	$-	$-	$302,688
Short-term investments
Publicly traded stock	17,779	-	-	17,779
Warrants in publicly traded companies	-	-	1,123	1,123
Total assets	320,467	-	1,123	321,590

Liabilities
Government grants	-	-	3,657	3,657
Warrant liabilities	-	-	489,434	489,434
Total liabilities	$-	$-	$493,091	$493,091

Short-term investments

The Company classifies its investments in fixed-income securities and certificates of deposit as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). The amortized cost of available-for-sale securities includes the purchase price adjusted for the amortization of premiums and accretion of discounts which are recognized in interest income using the effective interest method.

	As of September 30, 2026
(dollars in thousands)	Amortized cost basis	Gross unrealized gains	Gross unrealized losses	Fair Value
U.S. Treasury securities	$60,069	$-	$(77)	$59,992
Fixed income (corporate fixed income and bonds, agency securities)	172,393	-	(1,457)	170,936
Certificates of deposit	275,000	-	(105)	274,895
Total	$507,462	$-	$(1,639)	$505,823

The Company holds marketable equity securities consisting of publicly traded common stock measured at fair value of $19.0 million as of September 30, 2026. For the three and nine months ended September 30, 2026, we recognized net unrealized losses of $4.5 million and net unrealized gains of $2.9 million, respectively, on these marketable equity securities which are included in other income (expense), net in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2026, the Company recognized net realized gains of $4.5 million and $7.4 million on these marketable equity securities which are included in other income (expense), net in the condensed consolidated statements of operations.

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

The Company classifies its warrants within Level 3 in the fair value hierarchy because it uses unobservable inputs related to volatility to determine fair value. There were no transfers between Level 1 and Level 3 during the period ended September 30, 2026.

The following table summarizes the Company’s Level 3 investments in marketable equity securities:

	As of September 30, 2026
(dollars in thousands)	Fair Value Hierarchy	Cost Basis	Accumulated Net Unrealized Gains	Fair Value
Warrants exercisable for publicly traded stock	Level 3	$706	525	$1,231
Total		$706	525	$1,231

The Company’s investment in warrants exercisable for publicly traded stock allow us to purchase up to 500,000 shares of publicly traded common stock at an exercise price of $6.00 per share. The warrants are exercisable in whole or in part until August 20, 2028 and are required to be measured at fair value as long as the warrants remain outstanding. The fair value of the Company’s investment in warrants in a publicly traded company was determined using a Black-Scholes Model. During the three and nine months ended September 30, 2026, net unrealized losses totaled $27 thousand and net unrealized gains totaled $0.1 million, respectively, and are included in other income (expense), net in the condensed consolidated statements of operations. For the nine months ended September 30, 2026, the key assumptions used in the Black-Scholes Model are as follows:

As of September 30, 2026
Stock price	$4.56
Risk-free interest rate	4.9%
Expected volatility	116.3%
Remaining contractual life in years	1.89
Dividend yield	0%

The following table provides a reconciliation of the beginning and ending balances for the Level 3 warrant assets measured at fair value using significant unobservable inputs.

(dollars in thousands)	Warrants
Balance as of January 1, 2026	$1,123
Warrants purchased, adjusted to fair value	-
Net unrealized gain on change in fair value	108
Balance as of September 30, 2026	$1,231

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

For the three and nine months ended September 30, 2026, we recognized a gain of $3.5 million and $1.0 million, respectively, for the change in fair value of the equity investment in affiliate which is included in other income (expense), net in the condensed consolidated statements of operations.

Note receivable from affiliate

The Company holds a note receivable from Ondas Networks, which is measured at fair value and classified as Level 3 within the fair value hierarchy. The fair value of the note receivable was estimated using a discounted cash flow approach, applying a discount rate that reflects the credit risk of Ondas Networks and the illiquid nature of the instrument. Changes in the discount rate could materially affect the estimated fair value of the note receivable. For the three and nine months ended September 30, 2026, we recognized a loss of $0.3 million and $30 thousand, respectively, on the change in fair value of the note receivable which is included in other income (expense), net in the condensed consolidated statements of operations.

Government Grants

The Company had Level 3 liabilities that are required to be valued at fair value as of September 30, 2026 and December 31, 2025. The fair value of the government grant liability is determined as the sum of 3% royalty payments on forecasted future sales of the products developed using the grant funds, discounted using a discounted cash flow model. As of September 30, 2026 and December 31, 2025, the Company made the following assumptions: (i) royalty payments will be made on certain forecasted future sales through 2029, and (ii) using a discount rate of 19%.

The following table provides a reconciliation of the beginning and ending balances for the Level 3 government grant liabilities measured at fair value using significant unobservable inputs.

(dollars in thousands)	Government Grant Liability
Balance as of January 1, 2026	$3,657
Government grant liability acquired in Bird Aerosystems Ltd. acquisition	58
Payments made	(434)
Effect of foreign currency translation	39
Net loss on change in fair value of liability	406
Balance as of September 30, 2026	$3,726

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

The assumptions used to estimate the fair value of warrants during the period were as follows:

	Range	Weighted average
Risk-free interest rate	5%	5%
Expected volatility	94-95%	95%
Expected life (in years)	6.0-6.3	6.2
Dividend yield	0%	0%

The following table provides a reconciliation of the beginning and ending balances for the Level 3 warrant liabilities measured at fair value using significant unobservable inputs. There was no warrant liability activity during the three and nine months ended September 30, 2025.

(dollars in thousands)	Warrant liability
Balance as of January 1, 2026	$489,434
Fair value of warrant liability issued during the period	1,194,019
Change in fair value of warrant liability	(764,821)
Balance as of September 30, 2026	$918,632

In connection with the January 2026 Offering, the Company issued liability classified warrants that were measured at fair value on the issuance date (the January 2026 Warrant Liability). The initial fair value of the January 2026 Warrant Liability was $1.2 billion. The January 2026 Warrant Liability exceeded the net proceeds received from the January 2026 Offering was $959.1 million. As a result, the Company recognized a loss upon issuance equal to the excess of the initial fair value of the January 2026 Warrant Liability over the net proceeds, totaling $234.9 million. The warrant liabilities are subsequently remeasured to fair value at each reporting date, with changes in fair value recognized in earnings in the period of change. For the three months ended September 30, 2026, the Company recognized a $125.1 million gain on the change in fair value. For the nine months ended September 30, 2026, the Company recognized a net gain of $529.9 million, consisting of the $234.9 million loss recognized upon issuance and the $764.8 million gain on change in fair value subsequent to issuance. These amounts are recorded in other income (expense), net in the condensed consolidated statements of operations.

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

The fair value of the contingent consideration liabilities is estimated primarily using either scenario-based valuation methods or Monte Carlo simulation models, depending on the terms and structure of the contingent consideration liability. Key assumptions utilized in the valuations include forecasted revenue, total contract value, EBITDA, new orders and bookings, volatility assumptions ranging from 35% to 54%, correlation assumptions of up to 95%, probabilities of achieving specified performance milestones of up to 90%, market price of risk adjustments ranging from 9.5% to 13.7%, operating leverage assumptions ranging from 0% to 170%, implied asset betas ranging from 2.0 to 5.5, and discount rates ranging from 3.6% to 7.2%. Changes in these assumptions, particularly forecasted operating performance, volatility, correlations, discount rates, or the probability of achieving contractual milestones, could result in materially higher or lower fair value measurements of the contingent consideration liabilities.

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

The following table reconciles the beginning and ending balances of the Company’s Level 3 contingent consideration liabilities:

(dollars in thousands)	Contingent Consideration
Balance as of January 1, 2026	$-
Earn-out liabilities acquired at fair value	230,089
Milestone liabilities acquired at fair value	25,421
Changes in fair value recognized in earnings	22,743
Payments	(29,781)
Balance as of September 30, 2026	$248,472

Non-recurring fair value measurements

In connection with the business combinations completed during the nine months ended September 30, 2026 and the year ended December 31, 2025, the Company recognized identifiable intangible assets, including developed technology, customer relationships, trade names, and non-compete agreements. These intangible assets were measured at fair value on a non-recurring basis as of their respective acquisition dates in accordance with ASC 805. These measurements are not subsequently remeasured and the assets are amortized over their estimated useful lives.

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

NOTE 13 – SEGMENT INFORMATION

During the nine months ended September 30, 2026, the Company deconsolidated Ondas Networks, which was previously included in the Company’s consolidated financial statements. As a result of the deconsolidation, Ondas Networks is no longer a reportable segment, and the Company evaluated its segment reporting structure for the current period in accordance with ASC 280, Segment Reporting. Following the deconsolidation, the Company operates in one operating and reportable segment, which is focused on developing and providing advanced defense, security, and communications technologies for critical infrastructure and government customers. All prior period segment information has been recast to conform to the current period presentation of a single reportable segment.

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

The following table presents segment information for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Revenues, net	$167,489	$10,098	$301,383	$20,620
Cost of goods sold	130,989	7,494	205,581	13,195
Gross profit	36,500	2,604	95,802	7,425
Operating expenses:
General and administration	124,649	10,595	294,485	22,583
Sales and marketing	36,673	3,000	68,049	7,696
Research and development	61,594	4,513	106,066	12,209
Change in fair value of contingent consideration	3,090	-	22,323	-
Total operating expenses	226,006	18,108	490,923	42,488
Other income (expense), net
Interest expense	(615)	(444)	(1,993)	(5,873)
Other income (expense), net	133,696	8,774	583,439	8,875
Total other income (expense), net	133,081	8,330	581,446	3,002

Segment operating profit (loss)	(56,425)	(7,174)	186,325	(32,061)
Reconciliation of profit or loss adjustments and reconciling items	-	-	-	-
Income (loss) before provision for income taxes	$(56,425)	$(7,174)	$186,325	$(32,061)

The above table includes depreciation expense of $2.6 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively, and amortization expense of intangible and right-of-use assets of $36.5 million and $1.4 million for the three months ended September 30, 2026 and 2025, respectively. The above table includes depreciation expense of $4.2 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively, and amortization expense of intangible and right-of-use assets of $61.1 million and $2.7 million for the nine months ended September 30, 2026 and 2025, respectively.

NOTE 14 – INCOME TAXES

In general, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. However, to the extent that application of the estimated annual effective tax rate is not representative of the quarterly portion of actual tax expense expected to be recorded for the year in a jurisdiction, the Company determines the provision for income taxes based on actual year-to-date income (loss) which it has done for the quarter ended September 30, 2026. Certain significant or unusual items, if applicable, are separately recognized in the quarter in which they occur and can be a source of variability on the effective tax rates from quarter to quarter. The Company’s effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, and state and local income taxes.

The effective income tax rate was (14.6)% and (4.3)% for the three months ended September 30, 2026 and 2025, respectively. The effective income tax rate was (11.0)% and (1.0)% for the nine months ended September 30, 2026 and 2025, respectively. The effective income tax rate for the three and nine months ended September 30, 2026 were impacted by the geographical mix of earnings, as well as movement in the federal, state and foreign valuation allowances.

For the nine months ended September 30, 2026, the Company recognized an income tax benefit of approximately $20.6 million related to current-year tax losses. The benefit was recognized because the associated deferred tax assets are expected to be realized through the reversal of existing deferred tax liabilities. Approximately $17.2 million of the benefit was recognized because management concluded that it is more likely than not that deferred tax assets will be realized through the future reversal of deferred tax liabilities arising primarily from acquisition accounting adjustments associated with recent business combinations. The acquisition accounting for these business combinations remains provisional and is subject to refinement during the measurement period. Accordingly, the deferred tax liabilities and the related tax benefit recognized may be adjusted in future periods as additional information becomes available.

During the third quarter of 2026, the Company recorded an out-of-period adjustment of approximately $8.3 million related to the correction of income tax accounting matters identified in prior interim periods during 2026 that resulted in an overstatement of the income tax benefit and an understatement of the deferred tax liabilities of this amount. Management concluded that the misstatement was not material to the previously issued financial statements, individually or in the aggregate, and that the correction was not material to the current-period financial statements.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of September 30, 2026.

NOTE 16 – RELATED PARTY TRANSACTIONS

Investment in Ondas Networks

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

During the quarter ended March 31, 2026, the Company determined that it no longer held a controlling financial interest in Ondas Networks, a VIE, as a result of the 2026 Networks Offering. This determination resulted from the 2026 Networks Offering, pursuant to which minority preferred shareholders exercised warrants and acquired additional voting interests in Ondas Networks (refer to Note 17). As a result of these additional issuances, the Company’s ownership and voting interests were diluted such that it no longer possessed the unilateral power to direct the activities that most significantly impact Ondas Networks’ economic performance. Accordingly, the Company was not considered the primary beneficiary and deconsolidated Ondas Networks effective January 16, 2026. Subsequent to deconsolidation, the assets, liabilities, and results of operations of Ondas Networks are no longer included in the Company’s consolidated financial statements.

Upon deconsolidation, the Company derecognized all assets and liabilities of Ondas Networks, including the related noncontrolling interest, and measured the retained ownership interest at fair value. The Company recognized a gain on deconsolidation of $48.8 million, which is included in other income (expense), net in the condensed consolidated statements of operations for the nine months ended September 30, 2026. The most significant carrying amounts of the assets and liabilities that were deconsolidated were inventory of $3.6 million, deposits and other assets of $2.3 million, convertible notes payable of $5.0 million, accrued expenses and other liabilities, current and long-term, of $2.7 million, and notes payable to the Company of $10.4 million.

Following the deconsolidation, the Company retains an approximately 47.5% ownership interest in Ondas Networks and has the ability to exercise significant influence over Ondas Networks’ operating and financial policies. The retained equity interest is presented as Investment in unconsolidated affiliate within noncurrent assets and the retained note receivable is presented as Other assets on the condensed consolidated balance sheets. The Company elected the fair value option for its retained equity investment in and note receivable from Ondas Networks for operational ease associated with subsequent measurement. As a result, the retained interests are carried at fair value, with changes in fair value recognized in earnings each reporting period and included in other income (expense), net in the condensed consolidated statements of operations.

For the three and nine months ended September 30, 2026, we recognized a gain of $3.5 million and $1.0 million, respectively, for the change in fair value of the equity investment in affiliate which is included in other income (expense), net in the condensed consolidated statements of operations.

Networks Note

Upon the deconsolidation of Ondas Networks on January 16, 2026, the Company recorded a note receivable from Ondas Networks in the amount of $10.0 million (the “Networks Note”). The Company elected the fair value option for the Networks Note, which had a fair value of $8.8 million on January 16, 2026.

In August 2026, the Company issued an additional note receivable for $6.0 million. The Networks Note collectively has a face amount of $16.0 million, bears interest at 8% per annum and matures in December 2027.

As of September 30, 2026, the fair value of the Networks Note was $14.8 million. For the three and nine months ended September 30, 2026, we recognized a loss of $0.3 million and $30 thousand, respectively, on the change in fair value of the note receivable which is included in other income (expense), net in the condensed consolidated statements of operations. No principal or interest has been paid since the Networks Note was issued.

Settlement of Related-Party Financing Arrangements

During January 2026, certain related-party financing arrangements outstanding at December 31, 2025 were converted or otherwise ceased to be liabilities of the Company and its consolidated subsidiaries.

On January 5, 2026, Privet Ventures LLC, an entity affiliated with Eric Brock, the Company’s Chairman and Chief Executive Officer, converted $1.0 million of principal and $61 thousand of accrued interest outstanding under its OAS convertible note into OAS common stock pursuant to the original conversion terms. Such shares were immediately exchanged for 1,153,625 shares of the Company’s common stock, and the related note was repaid in full.

On January 16, 2026, in connection with the 2026 Networks Offering, $2.5 million of principal and related accrued interest outstanding under Ondas Networks convertible notes held by C&P were converted into shares of Ondas Networks preferred stock. C&P was controlled by Joseph Popolo, a former director of the Company.

At December 31, 2025, Ondas Networks also had $1.5 million of principal outstanding under a secured note payable to C&P. Upon the deconsolidation of Ondas Networks on January 16, 2026, the secured note and related accrued interest ceased to be included in the Company’s condensed consolidated balance sheets.

NOTE 17 - INVESTMENT IN VARIABLE INTEREST ENTITIES

Consolidated Variable Interest Entities

Our consolidated financial statements include the financial results of variable interest entities (“VIE”) in which we are the primary beneficiary. The following are our interests in significant consolidated variable interest entities.

Indo-Earth Moving Ltd.

Beginning in March 2026, the Company consolidated the results of Indo-Earth Moving Ltd. (“Indo”), of which it has acquired 100% equity interests, as it was determined that the Company is the primary beneficiary of Indo because the Company has the power to direct the activities that most significantly impact the entity's economic performance and has the obligation to absorb losses that may be significant to Indo. The Company is the sole equity owner and provides 100% of the financial support to Indo post-acquisition. Indo is considered a VIE due to the Company’s rights to recover all or a portion of the Indo Base Consideration such that the Company’s investment in Indo is not fully at risk until the refundability option lapses.

The following represents the carrying amounts of Indo’s assets and liabilities as of September 30, 2026:

(dollars in thousands)
Current assets	$1,718
Non-current assets	89,437
Total assets	$91,155

Current liabilities	$3,399
Non-current liabilities	20,339
Total liabilities	$23,738

Unconsolidated Variable Interest Entities

The following are our interests in significant unconsolidated variable interest entities.

Ondas Networks

Upon the deconsolidation of Ondas Networks in January 2026, Ondas Networks was deemed a VIE. The Company does not consolidate Ondas Networks due to the fact that the power to direct the activities that most significantly impact economic performance is shared with the other investors. The Company provides financial support to Ondas Networks in the form of equity and debt financing which may exceed support provided by other investors. During the period from the deconsolidation date through September 30, 2026, the Company provided an additional $6.0 million of financing to Ondas Networks in the form of a note receivable. The Company’s maximum exposure to loss from its involvement with Ondas Networks is limited to the carrying values of its equity and debt investments.

NOTE 18 – SUBSEQUENT EVENTS

PDW

Subsequent to September 30, 2026, the Company purchased additional preferred stock in PDW for an aggregate purchase price of $50.0 million. Following the investment, the Company continues to hold a non-controlling interest in PDW.

Stemme GmbH

On November 5, 2026, the Company entered into a definitive agreement to acquire 100% of the outstanding equity interests of Stemme GmbH in an all-cash transaction of approximately €22.3 million or approximately $25.1 million. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close during the first quarter of 2027. As of the date of issuance of these condensed consolidated financial statements, the acquisition had not been completed and no amounts related to the transaction have been recognized in the accompanying financial statements.

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

Overview

Ondas Inc. (together with its subsidiaries, the “Company,” “Ondas,” “we,” “us,” or “our”) is a defense, security and critical infrastructure technology company developing, manufacturing and commercializing autonomous systems, advanced mission technologies and integrated solutions for government and industrial customers.

Our technologies and solutions address mission requirements across aerial security, persistent intelligence, precision strike and autonomous ground systems, supported by capabilities in artificial intelligence, command and control, sensing, secure communications, positioning and navigation, and related mission technologies. Our products and solutions are used in defense, homeland security, public safety, critical infrastructure and other industrial applications.

We conduct our operations through a portfolio of subsidiaries with complementary technologies, products and engineering, manufacturing and operational capabilities. Our strategy is to integrate these capabilities into broader mission solutions, expand our manufacturing and delivery capacity, and leverage shared technology, engineering, supply chain and commercial capabilities across our portfolio.

During 2026, we continued to expand our operating platform through organic investment and strategic acquisitions, increasing the breadth of our product portfolio, manufacturing capabilities and geographic reach. We are focused on integrating these businesses, scaling production and delivery capacity, converting our growing order backlog into revenue, and pursuing operating leverage as the business scales.

The Company deconsolidated Ondas Networks Inc. (“Ondas Networks”) effective January 16, 2026 and no longer includes the assets, liabilities, and results of operations of Ondas Networks in its consolidated financial statements subsequent to that date. Additionally, our results of operations for the three and nine months ended September 30, 2026 have been affected by recent acquisitions. For additional information, see Note 5, Goodwill and Acquisitions of Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Results for the Three Months Ended September 30, 2026 and 2025

Revenue, net for the three months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Product revenue	$87,773	$5,428	$82,345	1517.04%
Service revenue	34,170	-	34,170	100.00%
Development revenue	45,546	4,589	40,957	892.50%
Ondas Networks revenue	-	81	(81)	-100.00%
Total revenues, net	$167,489	$10,098	$157,391	1558.64%

Revenue, net increased $157.4 million to $167.5 million for the three months ended September 30, 2026 from $10.1 million for the three months ended September 30, 2025. The increase in revenue is primarily attributed to revenue growth generated by companies acquired since September 30, 2025 of $157.6 million, including $50.0 million from Mistral, $30.1 million from DZYNE, and $19.4 million from Sentrycs.

Cost of goods sold increased to $131.0 million for the three months ended September 30, 2026, from $7.5 million for the three months ended September 30, 2025. The $123.5 million increase was primarily due to activity from companies acquired since September 30, 2025.

General and administrative expenses (“G&A”) increased $114.0 million, or 1,076%, to $124.6 million for the three months ended September 30, 2026, from $10.6 million for the three months ended September 30, 2025. This increase is primarily due to an increase of $41.0 million in stock-based compensation for awards granted since September 30, 2025, an increase of $29.1 million in software costs such as those to support secure integration and deployment, operational efficiency, supply chain visibility, and an increase of $16.7 million in professional fees and consulting costs related to legal, accounting and due diligence fees associated with the acquisitions completed during the year. The remaining increase is primarily related to expense attributable to companies acquired since September 30, 2025, and increases in human resource costs, including benefits.

Sales and marketing expenses (“S&M”) increased $33.7 million, or 1,122%, to $36.7 million for the three months ended September 30, 2026, from $3.0 million for the three months ended September 30, 2025. This increase is primarily due to $26.2 million of S&M expense attributable to companies acquired since September 30, 2025, of which $18.1 million relates to amortization and depreciation of acquired assets, and an increase of $4.7 million related to increased stock-based compensation for awards granted since September 30, 2025. The remaining increase is primarily attributable to increases in human resource costs, including benefits, from increased headcount and increased marketing and advertising costs from increased attendance at trade shows and other marketing events.

Research and development expenses (“R&D”) increased $57.1 million, or 1,265%, to $61.6 million for the three months ended September 30, 2026, from $4.5 million for the three months ended September 30, 2025. This increase is primarily due to $44.3 million of R&D expense attributable to companies acquired since September 30, 2025, of which $9.5 million relates to amortization and depreciation of acquired assets, and an increase of $6.9 million related to increased stock-based compensation for awards granted since September 30, 2025. The remaining increase is primarily attributable to increases in human resource costs, including benefits, from increased headcount.

The Company recorded $3.1 million of expense for the three months ended September 30, 2026, related to the change in fair value of contingent consideration based on changes in the significant unobservable inputs used in the valuation of the contingent consideration liabilities, which may include projected revenue, probability of achieving performance and milestone targets, discount rates, and the expected timing of payments. The Company’s contingent consideration liabilities consist of earn-out and milestone payment arrangements related to business combinations.

Total other income, net increased $124.8 million, to $133.1 million for the three months ended September 30, 2026, from $8.3 million for the three months ended September 30, 2025. Total other income, net increased primarily as a result of the net gain of $125.1 million related to the change in fair value of our warrant liability.

The Company recorded an income tax provision of $8.2 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively. The change primarily reflects an out-of-period adjustment of approximately $8.3 million recorded in the third quarter of 2026 to correct income tax accounting amounts related to prior interim periods. The underlying out-of-period adjustments were not material to the previously issued financial statements, and the correction was not material to the current-period financial statements.

Net loss increased $57.2 million, to $64.7 million for the three months ended September 30, 2026, from a net loss of $7.5 million for the three months ended September 30, 2025. For the three months ended September 30, 2026, the Company attributed $2.1 million of net loss to noncontrolling interests (“NCI”), related to the subsidiaries in which we acquired less than 100% ownership during the fourth quarter of 2025. These subsidiaries incurred operating losses due to early-stage operating performance.

Comparison of Results for the Nine Months Ended September 30, 2026 and 2025

Revenue, net for the nine months ended September 30, 2026 and 2025 is as follows:

	For the Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Product revenue	$169,586	$12,257	$157,329	1283.58%
Service revenue	67,096	7,875	59,221	752.01%
Development revenue	64,701	-	64,701	100.00%
Ondas Networks revenue	-	488	(488)	-100.00%
Total revenue, net	$301,383	$20,620	$280,763	1361.61%

Revenue, net increased $280.8 million to $301.4 million for the nine months ended September 30, 2026 from $20.6 million for the nine months ended September 30, 2025. The increase in revenue is primarily attributed to revenue growth generated by companies acquired since September 30, 2025 of $256.3 million, including $57.5 million from Mistral, $57.0 million from Sentrycs Ltd., and $30.1 million from DZYNE. The remaining increase is primarily attributed to an increase in revenue at Airobotics.

Cost of goods sold increased to $205.6 million for the nine months ended September 30, 2026, from $13.2 million for the nine months ended September 30, 2025. The $192.4 million increase was primarily due to activity from companies acquired since September 30, 2025 and the increase in Airobotics revenues discussed above, in addition to increased labor and material costs.

G&A increased $271.9 million, or 1,204%, to $294.5 million for the nine months ended September 30, 2026, from $22.6 million for the nine months ended September 30, 2025. This increase is primarily due to an increase of $114.3 million in stock-based compensation for awards granted since September 30, 2025 and an increase of $63.9 million in software costs such as those to support secure integration and deployment, operational efficiency, and supply chain visibility. The increase in G&A is also attributable to an increase of $31.5 million in professional fees and consulting costs which consist of legal, accounting and due diligence fees associated with the acquisitions. The remaining increase is primarily related to expense attributable to companies acquired since September 30, 2025, and increases in human resource costs, including benefits.

S&M increased $60.3 million, or 784%, to $68.0 million for the nine months ended September 30, 2026, from $7.7 million for the nine months ended September 30, 2025. This increase is primarily due to $45.1 million of S&M expense attributable to companies acquired since September 30, 2025, of which $26.9 million relates to amortization and depreciation of acquired assets, and an increase of $8.2 million related to increased stock-based compensation for awards granted since September 30, 2025. The remaining increase is primarily attributable to increases in human resource costs, including benefits, from increased headcount, increased professional fees and consulting costs, and increased marketing and advertising costs from increased attendance at trade shows and other marketing events.

R&D increased $93.9 million, or 769%, to $106.1 million for the nine months ended September 30, 2026, from $12.2 million for the nine months ended September 30, 2025. This increase is primarily due to $69.0 million of R&D expense attributable to companies acquired since September 30, 2025, of which $14.8 million relates to amortization and depreciation of acquired assets, and an increase of $12.8 million related to increased stock-based compensation for awards granted since September 30, 2025. The remaining increase is primarily attributable to increases in human resource costs, including benefits, from increased headcount, and increased professional fees and consulting costs.

The Company recorded $22.3 million of expense for the nine months ended September 30, 2026, related to the change in fair value of contingent consideration based on changes in the significant unobservable inputs used in the valuation of the contingent consideration liabilities, which may include projected revenue, probability of achieving performance and milestone targets, discount rates, and the expected timing of payments. The Company’s contingent consideration liabilities consist of earn-out and milestone payment arrangements related to business combinations.

Total other income, net increased $578.4 million to $581.4 million for the nine months ended September 30, 2026, from $3.0 million for the nine months ended September 30, 2025. Total other income, net increased primarily as a result of the net gain of $529.9 million related to the change in fair value of our warrant liability, a net gain of $48.8 million related to the deconsolidation of Ondas Networks, and an increase of approximately $34.6 million in interest and dividend income and realized and unrealized gains on investments, partially offset by a loss on acquisition of Indo Earth Moving Ltd. of approximately $46.2 million.

The Company recorded an income tax benefit of $20.6 million for the nine months ended September 30, 2026, and an income tax provision of $0.3 million for the nine months ended September 30, 2025. The 2026 income tax benefit is related to current-year tax losses. The benefit was recognized because the associated deferred tax assets are expected to be realized through the reversal of existing deferred tax liabilities.

Net income increased $239.3 million to $206.9 million for the nine months ended September 30, 2026, from a net loss of $32.4 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, the Company attributed $5.3 million of net loss to noncontrolling interests (“NCI”), related to the subsidiaries in which we acquired less than 100% ownership during the fourth quarter of 2025. These subsidiaries incurred operating losses due to early-stage operating performance.

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

Adjusted EBITDA should be considered in addition to, and not as a substitute for, net income (loss) and other measures prepared in accordance with GAAP. Adjusted EBITDA removes the effects of interest and financing-related items, depreciation and amortization, income taxes, stock-based compensation and expense, acquisition-related expenses, change in fair value of contingent consideration and other acquisition related obligations, acquisition related inventory fair value step ups, qualifying acquisition related employee costs, qualifying acquisition integration costs and other non-operating gains and losses.

Management believes that excluding these items enhances comparability across periods and facilitates analysis of underlying operating trends.

Adjusted Cash Operating Expense is a non-GAAP financial measure that represents total operating expenses excluding depreciation, amortization of intangible assets, acquisition-related expenses, change in fair value of contingent consideration and other acquisition related obligations, qualifying acquisition related employee costs, qualifying acquisition integration costs and stock-based compensation and expense. The most directly comparable GAAP measure to Adjusted Cash Operating Expense is total operating expenses.

Management believes Adjusted Cash Operating Expense provides useful supplemental information by facilitating analysis of the Company’s ongoing cash operating costs and meaningful period-to-period comparisons. Management uses this measure for internal cost management, budgeting, and to evaluate operating trends excluding specified non-cash accounting charges and certain acquisition related cash costs. Adjusted Cash Operating Expense should be considered in addition to, and not as a substitute for, total operating expenses prepared in accordance with GAAP.

Beginning with the period ended June 30, 2026, the Company revised its calculation of Adjusted EBITDA and Adjusted Cash Operating Expense to exclude changes in the fair value of contingent consideration and other acquisition related obligations and renamed "Cash Operating Expense" to "Adjusted Cash Operating Expense". Also beginning with the period ended June 30, 2026, the Company introduced Adjusted Gross Profit and Adjusted Gross Margin.

Beginning with the period ended September 30, 2026, the Company further revised the definition of Adjusted EBITDA to exclude acquisition related inventory fair value step ups, qualifying acquisition related employee costs and qualifying acquisition integration costs. Correspondingly, the definition of Adjusted Cash Operating Expense was revised to exclude qualifying acquisition related employee costs and qualifying acquisition integration costs. In addition, the definition of Adjusted Gross Profit was revised to exclude acquisition related inventory fair value step ups. Management believes these revisions facilitate period to period comparability and analysis of the Company’s underlying operating performance and cost trends. These revisions did not affect previously reported non-GAAP measures, as no amounts qualifying under the newly added categories were recognized in prior periods presented.

Adjusted Gross Profit is a non-GAAP financial measure that represents gross profit excluding amortization of acquisition-related intangible assets, acquisition related inventory fair value step ups, qualifying acquisition related employee costs, and stock-based compensation and expense included in cost of goods sold. Adjusted Gross Margin is a non-GAAP financial measure that represents Adjusted Gross Profit as a percentage of revenue. The most directly comparable GAAP measures to Adjusted Gross Profit and Adjusted Gross Margin are gross profit and gross margin (gross profit as a percentage of revenue), respectively. Management believes these measures provide investors with additional insight into the underlying profitability of the Company's products and services, operating performance and period-to-period trends. Comparative prior-period amounts have been presented on a consistent basis.

Management uses Adjusted EBITDA, Adjusted Cash Operating Expense, Adjusted Gross Profit, and Adjusted Gross Margin together with GAAP results, in making operating and planning decisions and in evaluating the Company's ongoing performance. Other companies may calculate similarly titled non-GAAP measures differently, and therefore our non-GAAP measures may not be comparable to measures used by other companies.

Adjusted EBITDA Reconciliation

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Net income (loss)	$(64,672)	$(7,481)	$206,885	$(32,368)
Depreciation	2,578	196	4,181	566
Amortization of intangible assets	33,072	1,087	57,335	3,204
Acquisition-related expenses (1)	14,114	707	24,372	707
Stock-based compensation and expense	59,847	5,459	148,599	9,211
Change in fair value of contingent consideration	3,090	-	22,323	-
Provision for (benefit from) income taxes	8,247	307	(20,560)	307
Other (income) expense, net (2)	(133,081)	(8,330)	(581,446)	(3,002)
Qualifying acquisition related employee costs (3)	7,269	-	11,678	-
Qualifying acquisition integration costs (4)	238	-	238	-
Inventory step-up(5)	9,636	-	9,636	-
Adjusted EBITDA	$(59,662)	$(8,055)	$(116,759)	$(21,375)

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

(3)
Qualifying acquisition related employee costs include incremental and finite retention or transaction payments established in direct connection with an acquisition and exclude ordinary ongoing employee compensation.

(4)
Qualifying acquisition integration costs include directly identifiable, incremental costs incurred to integrate acquired businesses and exclude ordinary ongoing operating costs of the combined business.

(5)
Inventory fair value step-up expense recognized as a result of acquisition accounting for completed acquisitions.

Adjusted Cash Operating Expense Reconciliation

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Total operating expenses	$226,006	$18,108	$490,923	$42,488
Depreciation	(1,866)	(191)	(2,909)	(532)
Amortization of intangible assets	(25,324)	(1,087)	(44,909)	(3,204)
Acquisition-related expenses (1)	(14,114)	(707)	(24,372)	(707)
Change in fair value of contingent consideration	(3,090)	-	(22,323)	-
Stock-based compensation and expense	(57,811)	(5,227)	(143,960)	(8,651)
Qualifying acquisition related employee costs (2)	(4,892)	-	(9,301)	-
Qualifying acquisition integration costs (3)	(238)	-	(238)	-
Adjusted Cash Operating Expenses	$118,671	$10,896	$242,911	$29,394

(1)
Acquisition-related expenses include legal, accounting, and other due diligence costs incurred in connection with completed or pending acquisitions.
(2)
Qualifying acquisition related employee costs include incremental and finite retention or transaction payments established in direct connection with an acquisition and exclude ordinary ongoing employee compensation.
(3)
Qualifying acquisition integration costs include directly identifiable, incremental costs incurred to integrate acquired businesses and exclude ordinary ongoing operating costs of the combined business.

Adjusted Gross Margin Reconciliation

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Revenue	$167,489	$10,098	$301,383	$20,620
Cost of goods sold	130,989	7,494	205,581	13,195
Gross profit (GAAP)	$36,500	$2,604	$95,802	$7,425
Amortization of acquisition-related intangible assets	7,748	-	12,426	-
Stock-based compensation and expense	2,035	233	4,639	560
Qualifying acquisition related employee costs(1)	2,378	-	2,378	-
Inventory step-up(2)	9,636	-	9,636	-
Adjusted Gross Profit (Non-GAAP)	$58,297	$2,837	$124,881	$7,985
Gross margin (GAAP)	21.8%	25.8%	31.8%	36.0%
Adjusted Gross Margin (Non-GAAP)	34.8%	28.1%	41.4%	38.7%

(1)
Qualifying acquisition related employee costs include incremental and finite retention or transaction payments established in direct connection with an acquisition and exclude ordinary ongoing employee compensation.

(2)
Inventory fair value step-up expense recognized as a result of acquisition accounting for completed acquisitions.

Summary of (Uses) and Sources of Cash

	Nine months ended September 30,
(dollars in thousands)	2026	2025
Net cash used in operating activities	$(278,027)	$(26,016)
Net cash used in investing activities	(993,118)	(18,744)
Net cash provided by financing activities	970,941	448,155
Increase in cash, cash equivalents, and restricted cash	(300,204)	403,395
Effect of exchange rate on cash	119	-
Cash, cash equivalents, and restricted cash, beginning of period	594,359	29,999
Cash, cash equivalents, and restricted cash, end of period	$294,274	$433,394

The principal use of cash in operating activities for the nine months ended September 30, 2026, was to fund the Company’s current expenses primarily related to operating activities necessary to allow us to service and support customers for the nine months ended September 30, 2026.

The increase in cash flows used in operating activities of $252.0 million primarily relates to an increase in net income of $239.3 million, of which approximately $345.7 million related to non-cash charges and credits, which primarily includes gains and losses on investments, acquisitions, and deconsolidation of subsidiary; change in fair value of warrant liability; amortization of debt discount and issuance costs; depreciation and amortization; and stock-based compensation; combined with changes in operating assets and liabilities resulting in a cash outflow of approximately $145.6 million for the nine months ended September 30, 2026, of which approximately $39.2 million was disbursed for settlement of certain pre-acquisition obligations assumed in connection with companies acquired during the three months ended September 30, 2026.

The increase in cash flows used in investing activities of $974.4 million primarily relates to an increase of $481.6 million in purchases of short-term investments, net of maturities of $254.6 million and cash proceeds from sale of short-term investments of $14.9 million; $449.5 million in cash paid, net of cash acquired, for acquisitions; $11.2 million in purchases of long-term equity investments; $6 million relating to a note receivable from affiliate; $7.0 million relating to deconsolidation of subsidiary cash; and $19.1 million increase in cash paid for other tangible and intangible assets.

The increase in cash provided by financing activities of $522.8 million primarily relates to the increase in net proceeds of approximately $536.8 million received from the sale of common stock and warrants, net of issuance costs during the nine months ended September 30, 2026, offset by a decrease of approximately $12.2 million in proceeds from the exercise of stock options and warrants during the nine months ended September 30, 2026, and an increase of approximately $1.8 million in net cash outflow related to debt transactions.

Liquidity and Capital Resources

As of September 30, 2026, the Company had a strong liquidity position, including $294.3 million of cash, cash equivalents, and restricted cash, and $526.1 million of short-term investments. Subsequent to September 30, 2026, the Company completed a $50 million investment in PDW which was funded from existing cash balances. The Company has also announced its planned acquisition of Stemme AG for approximately €22.3 million or approximately $25.1 million. Additional information regarding the investment in PDW and the planned acquisition of Stemme AG is included in Note 18 - Subsequent Events of Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q. After considering its existing liquidity, the completed PDW investment, and its anticipated cash requirements, including the planned Stemme acquisition, management believes the Company has sufficient liquidity to fund its operations and planned capital expenditures for at least the next twelve months and the foreseeable future. While the Company has incurred losses since inception and historically funded operations through equity and debt financings, management does not believe additional financing is required to support near-term operating needs based on current plans. However, the Company may from time to time seek additional debt or equity financing, or other sources of capital, to support acquisitions, investments and other strategic growth initiatives.

As of September 30, 2026, the Company had an accumulated deficit of $156.3 million. At that date, the Company had notes payable and convertible notes payable of $153 thousand and $4.2 million, respectively, and short-term borrowings of approximately $1.6 million, including accrued interest.

In 2025, the Company raised net proceeds of approximately $829.5 million from the sale of common stock and warrants, $30.8 million from the exercise of stock options and warrants, $1.2 million from the exercise of warrants in OAS, and $0.9 million from the issuance of convertible notes in Ondas Networks. In January 2026, the Company raised approximately $1 billion in gross proceeds from the sale of common stock and warrants.

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

Off-Balance Sheet Arrangements

As of September 30, 2026, we had no off-balance sheet arrangements.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. Information concerning our critical accounting policies with respect to these items is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2025 Form 10-K. Except for the addition of contingent consideration related to the business combinations completed during the nine months ended September 30, 2026, there have been no significant changes in our critical accounting estimates since the filing of the 2025 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item. Although we are not required to provide the quantitative and qualitative disclosures about market risk required by this Item, we are exposed to certain market risks in the ordinary course of our business. In addition to the interest rate and foreign currency risks described in Part II, Item 7A of our 2025 Form 10-K, we are exposed to equity price risk related to our warrant liabilities, which are measured at fair value on a recurring basis. The fair value of the warrant liabilities is primarily affected by changes in the market price of our common stock and other valuation assumptions. Accordingly, changes in these inputs may result in non-cash gains or losses recognized in our condensed consolidated statements of operations. Additional information regarding the fair value of the warrant liabilities is included in Note 12 - Fair Value Measurements of Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q.

Except for the market risk associated with our warrant liabilities described above, there have been no material changes to our exposure to market risk for the nine months ended September 30, 2026 from those previously disclosed under “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II, Item 7A of our 2025 Form 10-K.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2026. Based on that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2026, the Company continued to integrate recently acquired businesses into its control environment. As permitted by SEC guidance, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. Management has not yet completed its assessment of the internal control over financial reporting of certain recently acquired businesses. The Company expects to continue implementing changes to its internal control over financial reporting as the integration of these acquired businesses progresses. Additional information regarding the Company's acquisitions is included in Note 5, Goodwill and Acquisitions – of Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

Except as described above, there were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

During the quarter ended September 30, 2026, the Company issued shares of its common stock and other equity linked-securities in transactions that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). These issuances occurred primarily in connection with business combination transactions. All sales of unregistered securities during the quarter ended September 30, 2026 were previously disclosed in a Current Report on Form 8-K except the following:

Pursuant to the Nasdaq Listing Rule 5635(c)(4) inducement grant exception, in connection with the acquisition of High Point UAS, LLC, the parent of DZYNE Technologies, LLC (the "Dzyne Acquisition"), on July 2, 2026, the Company issued inducement grants of restricted stock units ("RSUs") representing 500,000 shares of the Company's common stock and stock options (“Options”) exercisable for 1,500,000 shares of the Company's common stock with an exercise price of $7.92 per share to a total of 255 employees newly-hired in connection with the Dzyne Acquisition. The RSUs and Options vest over 3 years, subject to the applicable employee's continued employment with the Company.

Pursuant to the Nasdaq Listing Rule 5635(c)(4) inducement grant exception, in connection with the acquisition of Cyberhawk Holdings Limited (the "Cyberhawk Acquisition"), on August 10, 2026, the Company issued inducement grants of RSUs representing 1,601,593 shares of the Company's common stock and Options exercisable for 1,290,000 shares of the Company's common stock with an exercise price of $9.11 per share to a total of 47 employees newly-hired in connection with the Cyberhawk Acquisition. RSUs representing (i) 1,097,687 shares of the Company's common stock vest semi-annually over two years following the closing date, subject to the applicable employee's continued employment with the Company, (ii) 460,000 shares of the Company's common stock vest one-third on August 10, 2027 and subsequently in eight equal quarterly installments, subject to the applicable employee's continued employment with the Company, and (iii) 43,906 shares of the Company's common stock vest on the closing date of the Cyberhawk Acquisition. Options representing 1,290,000 shares of the Company's common stock vest one-third on August 10, 2027 and subsequently in twenty-four equal monthly installments, subject to the applicable employee's continued employment with the Company.

Under the Ondas Inc. 2026 Inducement Plan (the "Inducement Plan") pursuant to the Nasdaq Listing Rule 5635(c)(4) inducement grant exception, in connection with the acquisition of Gate Technologies Ltd. and Bron Technologies sp. z.o.o (the "Gate and Bron Acquisition"), on September 14, 2026, the Company issued inducement grants of Options exercisable for 300,000 shares of the Company's common stock with an exercise price of $7.23 per share to a total of 41 employees newly-hired in connection with the Gate and Bron Acquisition. The Options vest one-third on September 14, 2027 and subsequently in twenty-four equal monthly installments, subject to the applicable employee's continued employment with the Company.

Under the Inducement Plan pursuant to the Nasdaq Listing Rule 5635(c)(4) inducement grant exception, in connection with the acquisition of the following businesses: Insignito Solutions Ltd., CaribouLabs Ltd., and Ottopia Technologies Ltd. (the "September Acquisitions"), on September 23, 2026, the Company issued inducement grants of RSUs representing 2,979,063 shares of the Company's common stock and Options exercisable for 80,000 shares of the Company's common stock with an exercise price of $7.72 per share to a total of 37 newly-hired employees in connection with the September Acquisitions. RSUs representing (i) 222,727 shares of the Company's common stock vest in eight (8) equal quarterly installments over two years following the closing date, subject to the applicable employee's continued employment with the Company; (ii) 1,866,061 shares of the Company's common stock vest one-third on September 23, 2027 and subsequently in eight equal quarterly installments, subject to the applicable employee's continued employment with the Company; and (iii) 890,275 shares of the Company's common stock vest on the closing date of the September Acquisitions. Options representing 80,000 shares of the Company's common stock vest one-third on September 23, 2027 and subsequently in twenty-four equal monthly installments, subject to the applicable employee's continued employment with the Company.

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
2.1+

Share Purchase Agreement, dated September 14, 2026, by and among the Company, Gate Technologies Ltd (“Gate”), Bron Technologies sp. z.o.o (“Bron”), Gate’s shareholders listed on Exhibit B-1 thereto, Bron’s shareholders listed on Exhibit B-2 thereto, and Adv. Amir Geva (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2026).

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

4.1

Form of Inducement Award Grant Restricted Stock Unit Agreement (Dzyne Technologies, LLC) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 10, 2026).

4.2

Form of Inducement Award Grant Restricted Stock Unit Agreement (Cyberhawk Holdings Limited) (UK Template) (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 10, 2026).

4.3

Form of Inducement Award Grant Restricted Stock Unit Agreement (Cyberhawk Holdings Limited) (US Template) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 10, 2026).

4.4

Form of Inducement Award Grant Restricted Stock Unit Agreement (Cyberhawk Holdings Limited) (2nd UK Template) (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 10, 2026).

4.5

Form of Inducement Award Grant Restricted Stock Unit Agreement (Cyberhawk Holdings Limited) (2nd US Template) (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 10, 2026).

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

10.1#	Ondas Inc. 2026 Inducement Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on August 7, 2026).

10.2

Registration Rights and Lock-Up Agreement, dated July 2, 2026, by and among the Company and the Sellers (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on July 6, 2026).

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a) dated November 12, 2026*.

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a) dated November 12, 2026*.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated November 12, 2026**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated November 12, 2026**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

DATE: November 12, 2026	ONDAS INC.

	By:	/s/ Eric A. Brock
Eric A. Brock
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Neil J. Laird
Neil J. Laird
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)